Form 10-Q
period 1996-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1996-05-14
CIK 890821

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

(MARK ONE)
_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended:  MARCH 31, 1996

OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File Number:  33-90532

                  SPATIALIZER AUDIO LABORATORIES, INC.
        (Exact name of registrant as specified in its charter)

         DELAWARE                                   95-4484725
(State or other jurisdiction of                   I.R.S. Employer
incorporation or organization)                  Identification No.)

                  20700 VENTURA BOULEVARD, SUITE 134
                WOODLAND HILLS, CALIFORNIA  91364-2357
               (Address of principal executive offices)

                  TELEPHONE NUMBER:  (818) 227-3370
          (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X
NO  ___

As of May 7, 1996 there were 17,680,231 shares of the Registrant's Common Stock outstanding.

Part I. FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

                   SPATIALIZER AUDIO LABORATORIES, INC.
                           AND SUBSIDIARIES

                      Consolidated Balance Sheets

                                      March 31,      December 31,
                                        1996            1995
                                      ---------      ------------
                                     (unaudited)
Assets
Current Assets:

Cash and Cash Equivalents             $2,138,357        $3,113,057
Trade Receivables                        497,055           412,010
Inventory                                286,225           262,131
Prepaid Expenses and Deposits            102,690            94,068
                                      ----------        ----------
Total Current Assets                   3,024,327         3,881,266

Fixed Assets, Net (Note 3)               345,863           294,803
Intangible Assets (Note 4)               297,570           243,532
                                      ----------         ---------
                                      $3,667,760        $4,419,601
                                      ==========        ==========

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable                      $  329,253        $  180,046
Accrued Liabilities                      113,184           203,530
Advances from Related Parties (Note 5)   112,500           325,061
Notes Payable                             11,768            13,493
                                      ----------        ----------
Total Current Liabilities                566,705           722,130
                                      ----------        ----------
Shareholders' Equity:
Preferred shares, $.01 par value,
1,000,000 shares authorized, no
shares issued or outstanding                   0                 0

Common shares, $.01 par value,
50,000,000 shares authorized,
17,574,231 and 17,457,531
shares issued and outstanding
at March 31, 1996 and December
31, 1995, respectively                   175,742          174,575
Additional Paid-In Capital            13,735,593       13,578,782
Accumulated Deficit                  (10,809,513)     (10,055,119)
Foreign Currency Translation
Adjustment                                  (767)            (767)
                                     -----------      -----------
Total Shareholders' Equity             3,101,055        3,697,471
                                     -----------      -----------
                                      $3,667,760       $4,419,601
                                     ===========      ===========

See accompanying notes to consolidated financial statements

                           SPATIALIZER AUDIO LABORATORIES, INC.
                                    AND SUBSIDIARIES

                          Consolidated Statements of Operations
                                      (unaudited)

                                   For the Three Month Period Ended
                                     March 31,           March 31,
                                       1996                1995
                                   -----------        ------------
Revenues:
Product Revenues                  $    82,929         $    43,189
Licensing Revenues                    345,635             355,000
                                    ---------           ---------
                                      428,564             398,189

Cost of Revenues                       30,720              24,645
                                    ---------           ---------
                                      397,844             373,544
Operating Expenses:
General and Administrative            547,466             432,153
Research and Development              227,186             142,351
Sales and Marketing                   415,000             289,866
                                    ---------           ---------
                                    1,189,652             864,370
                                    ---------           ---------
Operating Loss                       (791,808)           (490,826)
                                    ---------           ---------
Interest and Other Income              42,271              22,632
Interest and Other Expense             (4,857)            (15,585)
                                    ---------           ---------
                                       37,414               7,047
                                    ---------           ---------
Net Loss                            $(754,394)          $(483,779)
                                    =========           =========
Net Loss Per Common Share           $   (0.06)          $   (0.05)
                                    =========           =========
Weighted Average Common Shares
Outstanding                         11,777,889          9,209,518
                                    ==========          =========
See accompanying notes to consolidated financial statements

                          SPATIALIZER AUDIO LABORATORIES, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Cash Flows
                                    (unaudited)

                                                  Three Months Ended
                                                 March 31,    March 31,
                                                   1996         1995
                                               -----------    ----------
Cash Flows from Operating Activities:

Net Loss                                     $   (754,394)    $(483,779)

Depreciation                                       18,170        22,297

Net Change in Assets and Liabilities:
Trade Receivables                                 (85,045)      (46,368)
Prepaid Expenses and Deposits                      (8,622)        2,370
Accounts Payable                                  149,207        (1,763)
Accrued Liabilities                               (90,346)      (83,009)
Inventory                                         (24,095)        8,680
                                                 ---------     ---------
Net Cash Used in Operating Activities            (795,125)     (581,572)

Cash Flows from Financing Activities:

Issuance of Common Shares                         157,978           200
Due to Related Parties                           (212,561)      (30,188)
Repayments of Notes Payable                        (1,725)            0
                                                ---------     ---------
Net Cash Provided by Financing Activities         (56,308)      (29,988)

Cash Flows from Investing Activities:

Purchase of Fixed Assets                          (69,229)        8,501
Increase in Intangible  Assets                    (54,038)      (36,771)
                                               ----------     ---------
Net Cash Used in Investing Activities            (123,267)      (28,270)
                                               ----------     ---------
Decrease in Cash and Cash Equivalents            (974,700)     (639,830)
                                               ----------     ---------
Cash and Cash Equivalents, Beginning of Period  3,113,057     1,539,768
                                               ----------     ---------
Cash and Cash Equivalents, End of Period       $2,138,357     $ 899,938
                                               ==========     =========
See accompanying notes to consolidated financial statements

                          SPATIALIZER AUDIO LABORATORIES, INC.
                                 AND SUBSIDIARIES

                     Consolidated Statement of Shareholders' Equity
                                    (unaudited)

                                                              Foreign
                    Common shares                             Currency
          Number of     Par       Additional   Accumulated   Translation
           Shares      Value   Paid-in-Capital   Deficit     Adjustment     Total
         ----------  --------- --------------- -----------  ------------  -----------

Balance,
12/31/95  17,457,531  $174,575   $13,578,782   $(10,055,119)      $(767)   $3,697,471

Options
Exercised     90,200       902        92,742                                  93,644
Warrants
Exercised     26,500       265        64,069                                  64,334
Net Loss                                           (754,394)                (754,394)
         ----------- ---------  ------------  -------------- ------------ -----------
Balance,
3/31/96   17,574,231  $175,742   $13,735,593   $(10,809,513)      $(767)   $3,101,055
         =========== =========  ============  ============== ============ ===========

See accompanying notes to consolidated financial statements

                  SPATIALIZER AUDIO LABORATORIES, INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

(1)	NATURE OF BUSINESS

Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") is in the business of developing proprietary advanced audio signal processing technologies and products for use in professional recording and film production, television broadcast, and PC game and multimedia title development. The Company's patented Spatializer 3-D stereo technology creates a vivid and expansive three dimensional surround sound listening experience from any stereo source input using only two ordinary loudspeakers. The Company exploits its technology base through licensing activities and through the sale of its own proprietary hardware and software products. The fabrication and distribution of integrated circuits containing Spatializer signal processing technology is licensed to semiconductor manufacturers for sale to consumer electronics companies, PC systems manufacturers, and multimedia peripheral makers.

The Company is actively developing new and expanded hardware and software products for the professional and semi-professional recording markets as well as peripheral devices for consumer home theater applications and automotive environments.

On December 5, 1995 the Board of Directors of the Company authorized the liquidation of Spatializer Audio Laboratories, Inc. - Yukon pursuant to S.213 of the Business Corporations Act (Yukon). This action was taken to minimize the tax consequences to the Company. The liquidation was completed on February 13, 1996.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

Basis of Consolidation

The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. - Delaware and its wholly owned subsidiaries, Desper Products, Inc. and Spatializer Audio Laboratories, Inc. - Yukon.
Desper Products, Inc. is the principal operating company and Spatializer Audio Laboratories, Inc. - Yukon has no operations and was liquidated February 13, 1996. All material intercompany transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue from professional product sales upon shipment to the customer. The Company recognizes revenue from licensing agreements when earned, in accordance with the contractual arrangements.

Currency

The operations of the Company take place primarily in the United States.
The assets and liabilities of Spatializer Audio Laboratories, Inc. - Yukon have been translated into United States dollars at the rate of exchange on the balance sheet date and the income and expense items are translated at the average exchange rates for the period. Exchange gains and losses arising from the translation of the financial statements of Spatializer Audio Laboratories, Inc. - Yukon are included in shareholders' equity as a foreign currency translation adjustment.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less that are readily convertible to cash.

Inventory

Inventory, which is primarily comprised of finished goods, is stated at the lower of cost (first-in, first-out) or market.

Research and Development Expenditures

The Company expenses research and development expenditures as incurred.

Fixed Assets

Fixed assets are carried at cost and are depreciated over five to seven years using accelerated-depreciation methods, which approximates 150% declining balance. Leasehold improvements are amortized over the shorter of the useful life or lease term.

Loss per Share

Loss per share has been calculated based on the weighted average number of common shares outstanding other than the escrowed shares, which are excluded from the determination of loss per share as the conditions for release have not yet been attained. Outstanding options and warrants to purchase common stock have not been included in the calculation of primary loss per share as the effect of including such securities would be antidilutive.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)	FIXED ASSETS

Fixed assets, at cost, as of March 31, 1996 and December 31, 1995 consisted of the following:

                                           March 31,          December 31,
                                             1996                 1995
                                          -----------         ------------
Office Furniture and Equipment             $266,522             $237,287
Test Equipment                               50,513               60,895
Tooling Equipment                            44,136               25,000
Trade Show Booth and
Demonstration Equipment                     165,844              144,369
Leasehold Improvements                       25,047               23,916
                                            -------              -------
                                            552,062              491,467
                                            -------              -------
Less Accumulated Depreciation
and Amortization                            206,199              196,664
                                           --------             --------
                                           $345,863             $294,803
                                           ========             ========

(4)	INTANGIBLE ASSETS

Capitalized patent, acquisition and technology costs, net, totaling $297,570 and $243,532 at March 31, 1996 and December 31, 1995, respectively, comprise intangible assets. Intangible assets are amortized, on a straight line basis, over the lesser of 17 years or their estimated useful life.

(5)	ADVANCES FROM RELATED PARTIES

The Company was indebted to certain related parties for amounts totaling $112,500 and $325,061 at March 31, 1996 and December 31, 1995, respectively, which includes accrued interest. Amounts bear interest at rates ranging from a fixed 10% annually to prime (8.75% at December 31, 1995) plus 2% and are due on demand.


(6)	OPTIONS AND WARRANTS

The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option and warrant exercise prices, which continue to be denominated in Canadian dollars, represent fair market values at the date of grant. Transactions in the stock options under these plans are summarized as follows:

Stock Options                 Shares    Option Price
- --------------------------  ----------  -------------------------------------
                                        Cdn. $1.20 - Cdn. $5.84 (U.S. $.87 -
                                        U.S. $4.30) per Share expiring on
Options Outstanding at                  various dates, July 1997 to November
December 31, 1995            1,426,432  2000.

Options Issued                       0
                                        Cdn. $1.20 - Cdn. $3.10 (U.S. $.87 -
Options Exercised              (90,200) U.S. $2.27) per Share.
                            ----------
                                        Cdn. $1.20 - Cdn. $5.84 (U.S. $.87 -
                                        U.S. $4.30) per Share expiring on
Options Outstanding at                  various dates, July 1997 to November
March 31, 1996               1,336,232  2000.
                            ==========

The following table summarizes the activity relating to warrants and common shares issuable upon exercise of such warrants:

                                      Common
                                      Issuable
                          Warrants    Shares    Warrant Price
- ------------------------  --------  ----------  ------------------------------
                                                Cdn. $3.20 - Cdn. $4.50 (U.S.
                                                $2.33 - U.S.$3.35) per Share
Warrants Outstanding at                         expiring on various dates,
December 31, 1995          780,000    780,000   August 1996 to June 1997.

Warrants Issued                  0          0
                                                Cdn. $3.30 - Cdn. $4.50 (U.S.
Warrants Exercised         (26,500)   (26,500)  $2.40 - U.S. $2.69) per Share.
                          ---------  ---------
                                                Cdn. $3.20 - Cdn. $4.50 (U.S.
                                                $2.33 - U.S.$3.35) per Share
Warrants Outstanding at                         expiring on various dates,
March 31, 1996             753,500    753,500   August 1996 to June 1997.
                          =========  =========

NOTE:	Options and Warrants issued and exercised have been converted to US dollars using the exchange rate on the issue or exercise date.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the three-month period ended March 31, 1996, compared with the three-month period ended March 31, 1995.

CORPORATE DEVELOPMENTS

The Company continued to make substantial advances during the first quarter of 1996 with the introduction of the first Spatializer brand consumer hardware product, the HTMS-2510 3-D Stereo Surround System. After the introduction at Winter Consumer Electronics Show ("CES") in January 1996 the HTMS-2510 was awarded with the prestigious Innovations Award in the category: Audio - Separate Components.

In addition, Spatializer PT3D, the first software plug-in which allows sound editors and musicians to create 3-D sound with a click of a mouse, was introduced during the National Association of Music Merchants trade show and will be available for sale in the second quarter.

In February, the Company announced that shipments of the patented Spatializer 3-D integrated circuit had topped the two-million-unit mark with more than one hundred different products incorporating Spatializer 3-D audio processing being distributed worldwide.

The Company continued to sign new OEM licensing agreements and increased the total from twenty-four at December 31, 1995 to thirty-two by the end of the quarter. In addition, Hewlett-Packard announced the incorporation of Spatializer 3-D stereo technology into their new line of HP Pavilion home multimedia PCs.

In April, the Company also announced that it signed an Agreement in Principal to acquire certain intellectual property and other assets related to Home Theater Products International, Inc. The closing is currently scheduled for May and is subject to completion of documentation, and regulatory and Bankruptcy Court approvals. The Company sees this acquisition as a very promising opportunity, as it leverages the Company's core assets and competencies, significantly broadens the technology portfolio, and positions the Company for long term growth.

RESULTS OF OPERATIONS

For The Three-Month Period Ended March 31, 1996, Compared To The Three-month Period Ended March 31, 1995

Revenues

The Company reported increased revenues of 8% or $30,375, reaching $428,564 for the three-month period ended March 31, 1996, compared to $398,189 for the three-month period ended March 31, 1995. Revenues include sales of professional recording systems, consumer products license issuance fees and royalties pertaining to the analog IC.

Revenues from licensing were relatively constant for the first quarter of 1996 as compared to the same quarter in 1995, however, during the first quarter of 1995 the Company's licensing program was in the beginning stages and the majority of the licensing revenues were derived from one-time, up-front license issuance fees. In contrast, a substantial portion of the licensing revenues for the current quarter are derived primarily from running royalties based on usage. The increase in these recurring royalties reflects expansion and growth in the usage of the Spatializer chip, and the beginning of the Company's transition to a steady and ongoing revenue stream. In addition, the Company introduced its first consumer product, the HTMS-2510, to U.S. audio dealers. The product revenue impact is anticipated during the year.

The gross profit in 1996 was approximately 93% of revenues as the majority of sales are associated with license and royalty revenues which have little or no direct costs associated with them.

The Company attributes the slower than anticipated growth in revenues to a combination of factors, primarily to the fact that two of the Company's new chip licensees that were expected to be in full production for the first quarter ran a quarter late and did not begin shipping product until May, deferring the revenue impact.


Operating Expenses

Operating expenses for the three-month period ended March 31, 1996, totaled $1,189,652 compared to $864,370 for the same three-month period in 1995. The increase of approximately 38% or $325,282, can be attributed primarily to increased sales and marketing activities, additional research and development efforts, as well as operating costs associated with a fully staffed operation.

General and Administrative

General and administrative expenses consisting primarily of professional and consulting fees, investor relations, and other operating costs, increased by approximately 27% or $115,313, for a total of $547,466 for the three-month period ended March 31, 1996, compared to $432,153 for the same three-month period in 1995. The majority of this increase can be attributed to the expanding focus on investor relations and the printing and distribution of the Company's first Annual Report.

  Professional Fees

Legal fees decreased approximately 54%, or $56,635, for a total of $48,596 for the three-month period ended March 31, 1996, compared to $105,231 for the same three-month period in 1995. Legal fees in 1995 were substantially higher as the Company prepared and submitted an initial draft registration statement with the SEC. Except for legal fees associated with the liquidation of Spatializer Audio Laboratories, Inc. - Yukon, legal fees in 1996 were primarily of a recurring nature and are incurred in connection with the following: the patent litigation filed in October 1994, trademark research and licensing negotiations.

External Accounting fees increased approximately 416%, or $16,144, for a total of $20,029 for the three-month period ended March 31, 1995, compared to $3,885 for the same three-month period in 1995. The increase is primarily associated with services provided in the February 1996 liquidation of Spatializer Audio Laboratories, Inc. (Yukon).

  Outside Services, Consulting Fees and Temporary Help

Outside services, consulting fees, and temporary help increased 235%, or $60,042, for a total of $85,555 for the three-month period ended March 31, 1996, compared to $25,513 for the same three-month period in 1995. The majority of these costs were incurred in connection with researching various technologies for potential acquisition. In addition, consulting fees were incurred in association with expanded corporate finance activities, and payments to consultants and other personnel working on a part-time or special-project basis.

  Investor Relations Costs

Investor relations costs increased approximately 357%, or $56,786, for a total of $72,688 for the three-month period ended March 31, 1996, compared to $15,902 for the same three-month period in 1995. The increased costs were incurred to accommodate increased interest in the Company and to keep the investment community informed of corporate developments.

  Annual Report Costs

The Company produced and mailed its first Annual Report and Form 10-K during the quarter ended March 31, 1996. In addition to expenses incurred in 1995 for design and development of the Annual report costs of $52,761 were incurred in the first quarter. The Company document includes a Letter to Shareholders, Corporate Milestones and Form 10-K for the year ended December 31, 1995.

Research and Development Costs

The Company continued efforts to identify, validate, and develop new product ideas. All research and development activities and related costs are expensed in the period incurred. During the three-month period ended March 31, 1996, Research & Development expenditures increased as the company had resources to allocate to this effort and its understanding of market and product needs matured. This effort resulted in the introduction of the Company's first software product Spatializer PT3D, the first software plug-in to provide Spatializer 3-D sound imaging and enhancement for Digidesign's Pro Tools 3 Digital Audio Workstation. PT3D allows sound editors and musicians to create 3-D sound with the click of a mouse. In addition, the Company furthered development on several consumer products which will be brought to market over the year.

Research and development expenses increased by approximately 60%, or $84,835, for a total of $227,186 for the three-month period ended March 31, 1996, compared to $142,351 for the same three-month period in 1995.

The increase can be attributed primarily to increased personnel with payroll and payroll related costs increasing approximately 47%, or $41,021, for a total of $127,769 for the three-month period ended March 31, 1996, compared to $86,748 for the same three-month period in 1995. The increase in personnel is to support the Company's newly introduced consumer products as well as continue efforts on new research and development activities.

Additional increases are related to general office operation costs such as telephone, office supplies and stationary, depreciation, on-line subscriptions, postage, and other general operating costs associated with the first quarter utilizing a full staff. These operating costs increased by approximately 145%, or $24,367, for a total of $41,152 for the three-month period ended March 31, 1996, compared to $16,785 for the same three-month period in 1995.

 Sales and Marketing Expenses

Sales and marketing expenses increased approximately 43%, or $125,134, for a total of $415,000 for the three-month period ended March 31, 1996, compared to $289,866 for the same three-month period in 1995. The increase is attributed to a larger trade show presence, public relations and publicity related to the development of an organized advertising and promotional campaign directed at the consumer and computer marketplaces.

Trade show costs increased approximately 136%, or $53,068, for a total of $92,026 for the three-month period ended March 31, 1996, compared to $38,958 for the same three-month period in 1995. This is related primarily to a larger presence at Winter CES 96 where the Company introduced its first Spatializer brand consumer hardware product, the HTMS-2510.

Public relations and publicity increased approximately 115%, or $39,149, for a total of $73,273 for the three-month period ended March 31, 1996, compared to $34,124 for the same three-month period in 1995. This is to support the introduction of the HTMS-2510 into the consumer market place as well as to establish brand name recognition.

Payroll and payroll related costs increased approximately 17%, or $22,196, for a total of $152,011 for the three-month period ended March 31, 1996, compared to $129,815 for the same three-month period in 1995. The increase in payroll and related costs is the result of a fully staffed operation as well as additional staff added to support the Company's newly introduced consumer products.


Net Loss

The net loss for the three-month period ended March 31, 1996, totaled $754,394 or ($0.06) per share, compared to a net loss of $483,779 or ($0.05) per share in the same three-month period in 1995. The net loss is a result of a combination of higher than anticipated operating expenses and lower than expected revenues. The net loss is also attributed to an increased effort in research and development activities, an expanding focus on investor relations, and an organized advertising and promotional campaign.

Liquidity and Capital Resources

At March 31, 1996, the Company had $2,138,357 in cash and cash equivalents as compared to $3,113,057 at December 31, 1995. The decrease in cash and cash equivalents can be attributed to cash used for operations, the purchase of fixed assets and the retirement of a portion of the related party advances. The Company had working capital of $2,457,622 at March 31, 1996 as compared with $3,159,139 at December 31, 1995.

The Company's future cash flow from operations will come primarily from foundry royalties as they ship the Spatializer IC to the OEMs, licensing the technology to OEMs and royalties on ICs incorporated into OEM products as well as from Company product sales. At March 31, 1996 the Company had three Foundry Licensees and thirty-two OEM Licensees, as compared with three Foundry Licensees and twenty-four OEM Licensees at December 31, 1995. Incorporation of the Spatializer technology into the OEMs finished product usually takes three to six months. The Company does not earn revenue from the OEMs until they ship the finished product. As a result, the 1996 first quarter shipments of IC's from foundries to OEMs will provide the Company with OEM licensee royalty payments in future periods.

The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company does, however, owe $112,500 as of March 31, 1996 to related parties. A substantial payment was made during the first quarter of 1996 to help retire Company debt.

In addition to foundry royalties the Company anticipates an increase in product revenues as new Spatializer products are introduced into the consumer markets.

Based on current operating plans, management does not believe that existing cash balances will be sufficient to satisfy the Company's cash requirements for the next twelve months. The Company anticipates longer term cash requirements, in addition to normal operating expenses, for development and introduction of new products, and the acquisition of technologies or enterprises complementary to the Company's business. Additional sources of financing including debt, equity or strategic investments may be required to fund such capital expenditures, acquisitions, research and development and marketing costs related to these activities.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1995 with respect to the Company's litigation with QSound Labs, Inc.
No material developments in such litigation occurred during the three months ended March 31, 1996.

ITEM 2.	CHANGES IN SECURITIES

None


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the first quarter of the fiscal year ending December 31, 1996.


ITEM 5.	OTHER INFORMATION

None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8K

 (a) EXHIBITS
     EXHIBIT 27 FINANCIAL DATA SCHEDULE
 (b) REPORTS ON FORM 8-K
     NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1996

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

 /s/ STEVEN D. GERSHICK
STEVEN D. GERSHICK
President & Chief Executive Officer

 /s/ WENDY MARIE GUERRERO
WENDY MARIE GUERRERO
Chief Financial Officer

 /s/ KATHY PARTCH
KATHY PARTCH
Director of Accounting