Form 10-Q
period 1996-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1996-08-15
CIK 890821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q





(MARK ONE)

 x Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended:  JUNE 30, 1996

OR

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number:  33-90532



                      SPATIALIZER AUDIO LABORATORIES, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                            95-4484725
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


                       20700 VENTURA BOULEVARD, SUITE 134
                     WOODLAND HILLS, CALIFORNIA  91364-2357
                    (Address of principal executive offices)

                       TELEPHONE NUMBER:  (818) 227-3370
              (Registrant's telephone number, including area code)


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

As of August 13, 1996 there were 18,530,303 shares of the Registrant's Common Stock outstanding.

                         PART I. FINANCIAL INFORMATION


ITEM I.	FINANCIAL STATEMENTS


                      SPATIALIZER AUDIO LABORATORIES, INC.
                               AND SUBSIDIARIES

                         Consolidated Balance Sheets


                                             June 30,         December 31,
                                               1996              1995
                                            -----------       ------------
                                            (unaudited)
ASSETS
Current Assets:

Cash and Cash Equivalents                    $2,834,443         $3,113,057
Accounts Receivable                             636,802            412,010
Subscriptions Receivable (Note 7)             1,245,106               -
Inventory                                       343,372            262,131
Prepaid Expenses and Deposits                   197,136             94,068
                                             ----------        -----------
Total Current Assets                          5,256,859          3,881,266

Fixed Assets, Net (Note 3)                      553,356            294,803
Intangible Assets (Note 4)                      446,740            243,532
                                             ----------        -----------
                                             $6,256,955         $4,419,601
                                             ==========        ===========

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable                             $  350,175         $  180,046
Accrued Liabilities                             176,338            203,530
Unearned Revenues                                 1,750               -
Advances from Related Parties (Note 5)          112,500            325,061
Notes Payable                                    25,300             13,493
                                             ----------         ----------
Total Current Liabilities                       666,063            722,130

Shareholders' Equity:
Preferred shares, $.01 par value,
1,000,000 shares authorized, no
shares issued or outstanding                      -                   -

Common shares, $.01 par value,
50,000,000 shares authorized,
18,212,731 and 17,457,531 shares
issued and outstanding at June 30,
1996 and December 31, 1995,
respectively                                   182,127            174,575

Common shares subscribed, 648,865 (Note 7)       6,489                -
Additional Paid-In Capital                  17,987,062          13,578,782
Accumulated Deficit                        (12,584,019)        (10,055,119)
Foreign Currency Translation Adjustment           (767)               (767)
                                           ------------        ------------
Total Shareholders' Equity                   5,590,892           3,697,471
                                           ------------        ------------
                                            $6,256,955          $4,419,601

See accompanying notes to consolidated financial statements

                     SPATIALIZER AUDIO LABORATORIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Operations

                             For the Three Months      For the Six Months
                                Ended June 30,           Ended June 30,
                            ------------------------  -----------------------
                                1996        1995         1996        1995
                            -----------   ----------  -----------  ----------
                            (unaudited)               (unaudited)
Revenues:
Product Revenues            $  110,335   $   25,838   $  193,264   $   42,330
Licensing Revenues             397,679      143,979      743,314      525,676
                            ----------   ----------   ----------   ----------
Gross Revenues (Note 8)        508,014      169,817      936,578      568,006

Cost of Revenues                52,966       20,151       83,686       44,797
                            ----------   ----------   ----------   ----------
Gross Profit                   455,048      149,666      852,892      523,209


Operating Expenses:
Payroll and P/R Related        543,101      373,051    1,015,576      747,142
Professional and Outside
Service Fees                   276,885      250,116      438,323      455,452
Sales and Marketing            188,328      121,465      403,928      248,733
Engineering and Development    21,782        18,775       46,013       45,402
In-Process Research and
Development (Note 2)           679,684         -         679,684          -
General Operating              538,275      189,653      854,183      320,701
                             ---------   ----------   ----------   ----------
Total Operating Expenses     2,248,055      953,060    3,437,707    1,817,430
                             ---------   ----------   ----------   ----------
Operating Loss              (1,793,007)    (803,394)  (2,584,815)  (1,294,221)
                             ---------   ----------   ----------   ----------

Interest and Other Income       22,047       12,495       64,318       35,207
Interest  and Other Expense     (3,546)     (10,120)      (8,403)     (25,785)
                             ---------   ----------   ----------   ----------
                                18,501        2,375       55,915        9,422

Net Loss                   $(1,774,506)   $(801,019) $(2,528,900) $(1,284,799)
                            ==========   ==========   ==========   ==========
Net Loss Per Common Share  $     (0.14)   $   (0.09) $     (0.21) $     (0.14)
                            ==========   ==========   ==========   ==========
Weighted Average Common
Shares Outstanding          12,290,777    9,220,449   12,039,532    9,217,958
                            ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                              AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                             For the Six-months
                                               Ended June 30,
                                           1996              1995
                                       ------------      ------------
                                       (unaudited)

Cash Flows from Operating Activities:
Net Loss                               $(2,528,900)      $(1,284,799)
Depreciation                                42,478            57,969
Net Change in Assets and Liabilities:
Trade and Other Receivables               (224,792)          (24,089)
Prepaid Expenses and Deposits             (103,068)          (80,183)
Accounts Payable                           170,129            22,684
Accrued Liabilities                        (27,192)          (31,006)
Inventory                                  (81,241)           22,365
                                       -----------       -----------
Net Cash Used in Operating Activities   (2,752,586)       (1,317,059)

Cash Flows from Financing Activities:
Issuance of Common Shares                4,415,832           270,786
Common Stock Subscribed                      6,489           502,801
Subscription Receivable  (Note 7)       (1,245,106)             -
Unearned Revenue                             1,750              -
Due to Related Parties                    (212,561)          (69,634)
Repayments of Notes Payable                 11,807              (905)
                                       -----------       -----------
Net Cash Provided by Financing
Activities                               2,978,211           703,048

Cash Flows from Investing Activities:
Purchase of Fixed Assets                  (301,031)          (27,839)
Increase in Intangible Assets             (203,208)          (90,785)
                                       -----------       -----------
Net Cash Used in Investing Activities     (504,239)         (118,624)

Foreign Exchange Adjustment                  -                 3,003
                                       -----------       -----------
Decrease in Cash and Cash Equivalents     (278,614)         (729,632)

Cash and Cash Equivalents,
Beginning of Period                      3,113,057         1,539,768
                                       -----------        ----------
Cash and Cash Equivalents,
End of Period                           $2,834,443        $  810,136
                                       ===========        ==========

See accompanying notes to consolidated financial statements

                     SPATIALIZER AUDIO LABORATORIES, INC.
                             AND SUBSIDIARIES

              Consolidated Statement of Shareholders' Equity

                     Common shares                         Foreign
             ---------------------------------             Currancy
             Number of   Par      Additional   Accumulated Translation Total
              Shares     Value Paid-in-Capital Deficit     Adjustment  Equity
             ---------- -------- ----------- ------------- ------   ----------
Balance,
December 31,
1995         17,457,531 $174,575 $13,578,782 $(10,055,119) $(767)   $3,697,471

Options
Exercised
(Note 6)         90,200      902      92,742        -         -         93,644
Warrants
Exercised
(Note 6)         26,500      265      64,069        -         -         64,334
Net Loss           -          -         -       (754,394)     -       (754,394)
            ----------- -------- ----------- ------------  ------  -----------
Balance,
March 31,
1996         17,574,231 $175,742 $13,735,593 $(10,809,513) $(767)   $3,101,055
            ----------- -------- ----------- ------------   -----  -----------

Options
Exercised
(Note 6)         46,500     465       44,841        -         -         45,306
Warrants
Exercised
(Note 6)        592,000   5,920    1,564,116        -         -      1,570,036
Private
Placements
(Note 7)        648,865   6,489    2,642,512        -         -      2,649,001
Net Loss           -        -          -       (1,774,506)    -     (1,774,506)
            ----------- -------- ----------- ------------   -----  -----------
Balance,
June 30,
1996         18,861,596 $188,616 $17,987,062 $(12,584,019) $(767)   $5,890,892
            =========== ======== =========== ============= ======  ===========

See accompanying notes to consolidated financial statements


                      SPATIALIZER AUDIO LABORATORIES, INC.
                             AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1)	NATURE OF BUSINESS
Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") is in the business of technology licensing and bringing proprietary products to the market. The Company's wholly owned subsidiary Desper Products, Inc. ("DPI") is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

During the quarter ended June 30, 1996 the Company formed a new wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") concurrently with the acquisition of certain assets of Home Theater Products, Inc. ("HTP"), a debtor in possession based in Anaheim, California. The information related to the acquisition of assets is incorporated by reference to the Company's Form 8-K filing of July 11, 1996. This newly formed subsidiary is in the business of developing proprietary compact disc server technologies for licensing.

(2)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

Basis of Consolidation
The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly owned subsidiaries, Desper Products, Inc. and MultiDisc Technologies, Inc. All material inter-company transactions have been eliminated.

Revenue Recognition
The Company recognizes revenue from product sales upon shipment to the customer. The Company recognizes revenue from licensing agreements when earned, in accordance with the contractual arrangements.

Currency
The operations of the Company take place primarily in the United States and all financial reporting is in U.S. Dollars.

Cash and Cash Equivalents
Cash equivalents are highly liquid investments with original maturities of three months or less that are readily convertible to cash.

Inventory
Inventory, which is primarily comprised of finished goods, is stated at the lower of cost (first-in, first-out) or market.

Research and Development Expenditures
The Company expenses research and development expenditures as incurred. In connection with the MDT asset acquisition by the Company's new subsidiary, MDT, a one-time expense of $679,684 was charged to In-Process Research and Development in the period.

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

(3)	FIXED ASSETS
Fixed assets, at cost, as of June 30, 1996 and December 31, 1995 consisted of the following:

                                                June 30,        December 31,
                                                 1996              1995
                                              ------------     -------------
                                              (unaudited)
Office Computers, Equipment, and Furniture     $447,313         $237,287
Test Equipment                                   94,143           60,895
Tooling Equipment                                44,136           25,000
Trade Show Booth and Demonstration Equipment    168,842          144,369
Leasehold Improvements                           29,429           23,916
                                               ----------      ------------
                                                783,863          491,467
Less Accumulated Depreciation and Amortization  230,507          196,664
                                               ----------      ------------
                                               $553,356         $294,803
                                               ==========      ============

(4)	INTANGIBLE ASSETS
Capitalized patent and technology costs, net, totaling $446,740 and $243,532 at June 30, 1996 and December 31, 1995, respectively, comprise intangible assets, including $200,000 at June 30, 1996 in connection with the MDT asset acquisition. Intangible assets are amortized, on a straight line basis, over the lesser of 17 years or their estimated useful life and begin amortizing in the period the patent is granted.

(5)	ADVANCES FROM RELATED PARTIES
The Company was indebted to certain related parties for amounts totaling $112,500 and $325,061 at June 30, 1996 and December 31, 1995, respectively, which includes accrued interest. Amounts bear interest at rates ranging from a fixed 10% annually to prime (8.75% at December 31, 1995) plus 2% and are due on demand.

(6)	OPTIONS AND WARRANTS
The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option and warrant exercise prices represent fair market values at the date of grant.

Transactions in the stock options under these plans are summarized as follows:

Stock Options            Shares     Option Price
- ----------------------- --------   -------------------------------------
                                   Cdn. $1.20 - Cdn. $5.84 (U.S. $.87 - U.S.
Options Outstanding at             $4.30) per Share expiring on various
December 31, 1995       1,426,432  dates, July 1997 to November 2000

Options Issued                  0
                                   Cdn. $1.20 - Cdn. $3.10 (U.S. $.87 -
Options Exercised         (90,200) U.S. $2.27) per Share
                        ----------
                                   Cdn. $1.20 - Cdn. $5.84 (U.S. $.87 -
Options Outstanding at             U.S. $4.30) per Share expiring on various
March 31, 1996         1,336,232   dates, July 1997 to November 2000

                                   Cdn. $5.99 - Cdn. $6.46 (U.S. $4.40 -
Options Issued             8,333   U.S. $4.75) per Share

                                   Cdn. $1.20 - Cdn. $2.02 (U.S. $.87 -
Options Exercised        (46,500)  U.S. $1.46) per Share
                       ----------
                                   Cdn. $1.20 - Cdn. $6.46 (U.S. $.87 - U.S.
Options Outstanding at             $4.75) per Share expiring on various
June 30, 1996           1,298,065  dates, July 1997 to May 2001
                       ==========

The following table summarizes the activity relating to warrants and common shares issuable upon exercise of such warrants:

                        Warrants              Warrant Price
                       ----------  ----------------------------------------
                                   Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 - U.S.
Warrants Outstanding               $3.05) per Share expiring on various
at December 31, 1995    780,000    dates, August 1996 to June 1997

Warrants Issued               0
                                   Cdn. $3.30 - Cdn. $3.70 (U.S. $2.40 - U.S.
Warrants Exercised      (26,500)   $2.69) per Share
                      ----------
                                   Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 - U.S.
Warrants Outstanding               $3.05) per Share expiring on various
at March 31, 1996       753,500    dates, August 1996 to June 1997

                                   Cdn. $6.46 - Cdn. $6.97 (U.S. $4.75 - U.S.
                                   $5.12) per Share expiring on various
Warrants Issued         155,000    dates, May 1997 to June 1997

                                   Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 -
Warrants Exercised     (592,000)   U.S. $3.05) per Share
                      ----------
                                   Cdn. $3.30 - Cdn. $6.97 (U.S. $2.40 - U.S.
Warrants Outstanding               $5.12) per Share expiring on various
at June 30, 1996        316,500    dates, November 1996 to June 1997
                      ==========

(7)	PRIVATE PLACEMENTS
During the six months ended June 30, 1996, shares were issued as follows:
In May 1996, the Company completed a private placement of 200,000 units at a price of $4.25 U.S. per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $4.75 U.S. on or before May 9, 1997. Regulatory approval was received in July 1996 from the Vancouver Stock Exchange ("VSE").

Also in May 1996, the Company completed a private placement of 280,000 units at a price of $4.25 U.S. per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $4.75 U.S. on or before May 31, 1997. Regulatory approval was received in July 1996 from the VSE.

In June 1996, the Company completed a private placement of 140,000 units at a price of $4.35 U.S. per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $5.12 U.S. on or before June 24, 1997. Regulatory approval was pending as of August 12, 1996 from the VSE.

In relation to the private placements of the Company's stock during 1996, finders fees for such placements were paid through the issuance of 28,865 shares of stock.

As of June 30, 1996, private placements totaling $2,649,000 remained subject to regulatory approval from the VSE: $1,403,894 had been received by the Company and included in cash and cash equivalents, and the balance of $1,245,106 is reflected in subscriptions receivable.

As of August 9, 1996, all amounts related to these placements had been received by the Company.

(8)	MAJOR CUSTOMERS
The revenues for the six-month period ended June 30, 1996 include revenues from three major customers each of whom represent 22%, 17%, and 11%, respectively, of total revenues.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      	 RESULTS OF OPERATIONS

The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the six-month and three-month periods ended June 30, 1996, compared with the six-month and three-month periods ended June 30, 1995.

RESULTS OF OPERATIONS

For The Six-month and Three-Month Periods Ended June 30, 1996, Compared To The Same Periods Ended June 30, 1995

Revenues
The Company reported increased revenues of 65% or $368,572, reaching $936,578 for the six-month period ended June 30, 1996, compared to $568,006 for the six-month period ended June 30, 1995. The Company reported increased revenues of 199% or $338,189, reaching $508,014 for the three-month period ended June 30, 1996, compared to $169,817 for the three-month period ended June 30, 1995. Revenues include sales of professional recording systems, consumer products, license issuance fees and royalties pertaining to the analog IC.

The increased revenues in both periods reflects the Company's transition to a steady and ongoing licensing revenue stream. In both periods in 1995 the majority of the Company's licensing revenues were derived from one-time, up-front license issuance fees and include revenues from three major customers each of whom represent 22%, 17%, and 11%, respectively. In contrast, a substantial portion of the licensing revenues for the current periods are derived primarily from running royalties based on usage. The increase in these recurring royalties reflects expansion and growth in the usage of the Spatializer chip. In addition, the Company increased product sales through initial sales, late in first quarter 1996, of its first consumer product, the HTMS-2510. Product sales for the six-month periods ended June 30, represent approximately 21% of 1996 revenues compared with only 7% for the same period in 1995.

Gross profit for the six-month period ended June 30, was approximately 91% in 1996 as compared with 92% for the same period in 1995, as the majority of sales are associated with license and royalty revenues which have little or no direct costs associated with them.


Operating Expenses

The Operating expenses for the six-month and three-month periods ended June 30, 1996 reflect two one-time significant items.

These significant items include approximately $680,000 of In-Process Research & Development ("IPR&D") related to the distribution of costs incurred as a result of the MDT asset acquisition. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of acquisition there were no existing products acquired and the Company's subsidiary, MDT, had no existing products and the technologies remain in the development stage as of this Form 10-Q filing. IPR&D represents 56% of the total acquisition costs. The remaining 44% of the transaction was allocated between intangible assets, representing acquired patent applications and fixed assets, including computers, office equipment, and furniture.

In addition to the above mentioned significant item, there was a one-time tax expense to Revenue Canada of approximately $248,000 which related to the liquidation of Spatializer - Yukon. This action was taken to minimize potential future tax consequences to the Company.

After adjusting for the one-time time items listed above operating expenses for the six-month period ended June 30, 1996, increased by approximately 38% or $692,277, for a total of $2,509,707 compared to $1,817,430 for the same six-month period in 1995. Also adjusted for the one-time items the operating expenses for the three-month period ended June 30, 1996 increased by approximately 39% or $366,995, for a total of $1,320,055 as compared with $953,060 for the same period in 1995. This increase can be attributed primarily to the increased efforts of Sales and Marketing including the launch of an aggressive advertising campaign for the HTMS-2510 as well as the effects of a full quarter of fully staffed operations. A small percentage of the increase for the six-month period ended June 30, 1996, 3%, is attributed to the additional personnel hired by the Company's new subsidiary, MDT.

Payroll and Payroll Related

Payroll and payroll related costs increased approximately 36% or $268,434, to $1,015,576 for the six-month period ended June 30, 1996 as compared with $747,142 for the same period in 1995. Payroll and payroll related costs also increased approximately 46% or $170,050, to $543,101 for the three-month period ended June 30, 1996 as compared with $373,051 for the same period in 1995. The primary increase in payroll expenses relates to the Sales and Marketing department with smaller increases in the two other departments, Research and Development, and General and Administrative. Staff counts increased from twenty-two at June 30, 1995 to thirty-two at June 30, 1996.

 Sales and Marketing
 Payroll and payroll related costs for the Sales and Marketing Department increased approximately 110% or $194,344, to $370,845 for the six-month period ended June 30, 1996 as compared with $176,501 for the same period in 1995. Payroll and payroll related costs also increased approximately 123% or $118,507, to $215,055 for the three-month period ended June 30, 1996 as compared with $96,548 for the same period in 1995. The increase can be attributed to the increase in staff from seven in 1995 to eleven in 1996.

 Research and Development
 Payroll and payroll related costs for the Research and Development Department increased approximately 17% or $41,780, to $294,925 for the six-month period ended June 30, 1996 as compared with $253,145 for the same period in 1995. Payroll and payroll related costs also increased approximately 32% or $39,028, to $161,736 for the three-month period ended June 30, 1996 as compared with $122,709 for the same period in 1995. The increase can be attributed to the increase in staff from eight in 1995 to eleven in 1996. These staff counts do not include five additional staff hired at June 24, 1996 by MDT, as the costs for the six days of operations in the periods ended is considered minimal.

 The Company's new subsidiary, MDT, which began operations on June 24, 1996, represented approximately 4% or $12,519 of the departments payroll and payroll related costs for the six-month period ended
 June 30, 1996. In addition, the MDT subsidiary represented approximately 8% or $12,519 of the departments payroll and payroll related for the three-month period ended June 30, 1996.

 General and Administrative
 Payroll and payroll related costs for the General and Administrative Department increased approximately 10% or $32,310, to $349,806 for the six-month period ended June 30, 1996 as compared with $317,496 for the same period in 1995. Payroll and Payroll Related also increased approximately 8% or $12,516, to $166,310 for the three-month period ended June 30, 1996 as compared with $153,794 for the same period in 1995. The increase can be attributed to the increase in staff from seven in 1995 to ten in 1996.

Professional and Outside Service Fees

Professional and outside service fees consist of legal fees, external accounting fees, consulting and temporary help. During the six-month period ended June 30, 1996, outside and professional fees remained relatively flat with a decrease of approximately 4% or $17,129, for a total of $438,323 compared with $455,452 for the same period in 1995. During the three-month period ended June 30, 1996 there was an increase of approximately 11% or $26,768, for a total of $276,885 compared with $250,116 for the same period in 1995. The majority of the variance relates to an increase in external accounting fees, and an increase in outside and professional services which are both offset by a decrease in legal fees.

 External Accounting Fees
 External accounting fees increased approximately 7%, or $2,863, for a total of $45,603 for the six-month period ended June 30, 1995, compared to $42,740 for the same six-month period in 1995. These fees increased by approximately 97% or $12,578, for a total of $25,573 during the three-month period ended June 30, 1996 as compared with $12,995 for the same period in 1995. The increase is primarily associated with one-time services provided in the liquidation of Spatializer Audio Laboratories, Inc. (Yukon), the Company's predecessor.

 Consulting Fees and Temporary Help
 Consulting fees, and temporary help increased 24%, or $37,836, for a total of $197,681 for the six-month period ended June 30, 1996, compared to $159,845 for the same six-month period in 1995. For the three-month period ended June 30, 1996 there was an approximate increase of 15% or $13,632, for a total of $104,868 as compared with $91,236 for the same period in 1995. The majority of these costs were incurred in connection with researching various technologies for potential acquisition. In addition, consulting fees were incurred in association with expanded corporate finance activities, and payments to consultants and other personnel working on a part-time or special-project basis.

 Legal Fees
 Legal fees decreased approximately 22%, or $55,554, for a total of $195,039 for the six-month period ended June 30, 1996, compared to $250,593 for the same six-month period in 1995. Legal fees in 1995 were substantially higher as the Company prepared and submitted an initial draft registration statement with the SEC. Except for legal fees associated with the liquidation of Spatializer Audio Laboratories, Inc. - Yukon, legal fees in 1996 were primarily of a recurring nature and are incurred in connection with the following: the patent litigation filed in October 1994, general corporate and securities compliance matters, trademark research and licensing negotiations. Legal fees remained flat for the three-month period ended June 30, 1996 as compared with the same period in 1995.

Sales and Marketing Costs

Sales and marketing costs increased approximately 62%, or $155,195, for a total of $403,928 for the six-month period ended June 30, 1996, compared to $248,733 for the same six-month period in 1995. During the three-month period ended June 30, 1996 sales and marketing costs increased approximately 55% or $66,863, for a total of $188,328 as compared with $121,465 during the same period in 1995. The increase is attributed to a larger trade show presence, travel and travel related costs, and advertising costs related to the development of an organized advertising and promotional campaign directed at the consumer and computer marketplaces.

Trade show costs increased approximately 88%, or $60,356, for a total of $128,921 for the six-month period ended June 30, 1996, compared to $68,565 for the same six-month period in 1995. The increase is related primarily to a larger presence at Winter CES '96 where the Company introduced its first Spatializer brand consumer hardware product, the HTMS-2510. Trade show expenses remained flat for the three-month period ended June 1996 as compared with June 1995.

Travel and travel related costs increased by approximately 47% or $31,087, for a total of $97,597 for the six-month period ended June 30, 1996, compared to $66,510 for the same six-month period in 1995. In addition, there was an increase of approximately 25% or $12,671, for a total of $63,149 for the three-month period ended June 30, 1996 compared to $50,478 for the same period in 1995. This increase is primarily attributed to sales efforts directed at retailers to sell the HTMS-2510.

Advertising which includes publicity and press release costs increased approximately 693%, or $62,531, for a total of $71,552 for the six-month period ended June 30, 1996, compared to $9,021 for the same six-month period in 1995. In addition, there was an increase of $43,070 for the three-month period ended June 30, 1996 compared to $0 for the same period in 1995. The increase is attributed to support the introduction of the HTMS-2510 into the consumer market place as well as to continue to establish brand name recognition.

Research and Development Costs

The research and development activity grew substantially at the end of the quarter with the establishment of the Company's new subsidiary, MDT, and the concurrent acquisition of assets.

During the six-month period ended June 30, 1996 the Company continued efforts to identify, validate, and develop new product ideas. All research and development activities and related costs continue to be expensed in the period incurred.

Research & development expenditures, other than payroll and payroll related which are discussed above, remained flat for both the six-month and three-month periods ended June 30, 1996 and 1995. The success of the development group of the Company's subsidiary, DPI, continued in this quarter with the introduction of its new 3-D audio positioning technology (code-named "WORF"). WORF, available as a Windows '95 (TRADEMARK) driver, works in conjunction with existing Spatializer 3-D Stereo solutions to enable precise positioning of sounds in 3-D space.

Future periods are expected to increase substantially in the area of research and development as the Company's new subsidiary, MDT, reports operations for a full period. The formation of the subsidiary took place on June 24, 1996 and only reflects six days of operations as of the June 30 reporting period.

General and Administrative Costs

General and administrative costs include investor relations, foreign taxes, amortization, financial reporting costs and other operating costs.

After adjusting general & administrative costs for the one-time tax cost of liquidating Spatializer - Yukon, there is an approximate increase of 89% or $285,482, for a total of $606,183 for the six-month period ended June 30, 1996 as compared with $320,701 for the same period in 1995. There is an approximate increase of 53% or $100,622, for a total of $290,275 for the three-month period ended June 30, 1996, as compared with $189,653 for the same period in 1995. The increase is attributed primarily to operating costs related to the increase in staff from twenty-two at June 30, 1995 to thirty-two at June 30, 1996 and relates to almost every area of general and administrative.

 Investor Relations Costs
 Investor relations costs increased approximately 151%, or $51,279, for a total of $85,213 for the six-month period ended June 30, 1996, compared to $33,934 for the same six-month period in 1995. An increase of approximately 16% or $3,434, for a total of $24,782 for the three-month period ended June 30, 1996 as compared to $21,348 during the same period in 1995. The increased costs were incurred to accommodate increased interest in the Company.

 Foreign Taxes
 Foreign taxes which are deducted directly from foreign revenues are booked to expense in the month incurred. The costs increased by a total of $26,052 for the six-month period ended June 30, 1996, compared to $0 for the same six-month period in 1995. The costs also increased to $12,489 for the three-month period ended June 30, 1996 as compared to $0 during the same period in 1995. These increased costs are due primarily to a change in accounting treatment consistent with the audited financials of December 31, 1995 and relate directly to increased foreign royalty revenues.

 Amortization
 Amortization costs increased by approximately 278% or $14,196, for a total of $19,294 for the six-month period ended June 30, 1996 as compared with $5,098 for the same period in 1995. There was an approximate increase of 118% or $4,592, for a total of $8,490 for the three-month period ended June 30, 1996, as compared with $3,898 for the same period in 1995. The increases are due primarily to the issuance on May 2, 1995 of patent No. 5,412,731 which triggered the start of the amortization.

 Financial Reporting Costs
 Financial reporting costs relate to regulatory filing requirements of the SEC and NASDAQ as well as duplication of such materials for investor relations, financial analysts, and sales and marketing purposes. The costs increased by a total of $93,696 for the six-month period ended June 30, 1996, compared to $0 for the same six-month period in 1995. The costs also increased to $40,935 for the three-month period ended June 30, 1996 as compared to $0 during the same
 period in 1995.   The Company produced and mailed its first
 Annual Report and Form 10-K and incurred related costs during both periods ended June 30, 1996. In addition to expenses incurred in 1995 for design and development of the Annual Report and Form 10-K additional costs were incurred in 1996. Also produced and mailed during the second quarter was the Company's March 31, 1996 Form 10-Q.

 Other Operating Costs
 Other operating costs including rents, telephone, stationary, office supplies, postage, on-line services and similar general operating costs increased by approximately 29% or $78,933, for a total of $351,352 for the six-month period ended June 30, 1996 as compared with $272,419 for the same period in 1995. There is an approximate increase of 20% or $33,501, for a total of $197,906 for the three-month period ended June 30, 1996, as compared with $164,405 for the same period in 1995. These costs reflect the increased costs of additional personnel, new office space leased in Woodland Hills, CA during May 1995, and new office space leased in Mountain View, CA during the second quarter of 1996.

Interest - net

Interest income reported on a net basis increased substantially or $46,493 for the six-month period ended June 30, 1996, totaling $55,915, compared to $9,422 in the same six-month period in 1995. Interest income, net, also increased during the three-month period ended June 30, 1996, by approximately 679% or $16,126, for a total of $18,501, compared to $2,375 in the same three-month period in 1995. The results are based on interest paid on private placement proceeds coupled with the elimination of interest expense through the pay off of related party debt during the first quarter of 1996.

Net Loss

The net loss, after adjusting for the two one-time items, for the six-month period ended June 30, 1996, totaled $1,600,900 ($0.13) per share, compared to a net loss of $1,284,799 or ($0.14) per share in the same six-month period in 1995. The net loss, after adjusting for the two one-time items, for the three-month period ended June 30, 1996, totaled $846,506 ($0.07) per share, compared to a net loss of $801,019 or ($0.09) per share in the same six-month period in 1995. The increased net loss is primarily a result of increased efforts from Sales and Marketing to introduce the Company's first consumer product, the HTMS-2510 and increase brand name recognition of Spatializer as well as the effects of a full quarter of fully staffed operations.

Liquidity and Capital Resources

At June 30, 1996, the Company had $2,834,443 in cash and cash equivalents as compared to $3,113,057 at December 31, 1995. The decrease in cash and cash equivalents can be attributed to cash used for the MDT acquisition of assets, operations, the purchase of fixed assets and the retirement of a portion of the related party advances. The Company had working capital of $4,590,796 at June 30, 1996 as compared with $3,159,136 at December 31, 1995. Three private placements were pending approval as of June 30, 1996, regulatory approval was received on two of the placements during July, 1996 and one placement is awaiting regulatory approval.

The Company's future cash flow from operations will come primarily from Foundry and OEM royalties. At June 30, 1996 the Company had three Foundry Licensees and thirty-five OEM Licensees, as compared with three Foundry Licensees and thirty-two OEM Licensees at March 31, 1996.

The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company does, however, owe $112,500 as of June 30, 1996 to a related party as compared to $325,061 to related parties at December 31, 1995. Substantial payments were made during the first quarter of 1996 to retire Company debt.

Based on current operations, and the addition of MDT whose primary focus is on research and development of new technologies, management believes that existing cash balances will be sufficient to satisfy the Company's cash requirements for the next twelve months. However, additional cash may be required for development and introduction of new technologies or products, and the acquisition of technologies or enterprises complementary to the Company's business. Additional sources of financing including debt, equity or strategic investments may be required to fund such capital expenditures, acquisitions, research and development and marketing costs related to these activities.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1995 with respect to the Company's litigation with QSound Labs, Inc. ("QSL"). The developments in the litigation for the six-month period ended June 30, 1996 are as follows:

The Special Master, who had been appointed by the Court to consider and make recommendations regarding the cross-motions for partial summary judgment which had been filed by each of the Company and QSL, issued his Recommended Ruling and Report ("RRR") on August 12, 1996. In his RRR, the Special Master recommended that;

(i)   	QSL's motion be denied in its entirety; and
(ii)  	The Company's motion be granted in part (i.e. that three out of
       the four patent claims at issue	in the case be held to be
       non-infringing, and that the issue of whether the fourth patent claim is infringing or not should be determined at a full trial).

Both the Company and QSL have an opportunity to file with the Court objections to the RRR, and the Court has the option of adopting all, a part, or none of the RRR as its own. (Generally, courts appoint special masters with the hope that the courts will be able to adopt all or most of the special masters' recommendations.) A hearing by the Court in connection with this matter is expected in September or October, 1996.

ITEM 2.	CHANGES IN SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the security holders of the Company through solicitation of proxies in the second quarter of the fiscal year ending December 31, 1996.

(a)  	The Company's Annual Meeting was held on August 6, 1996 at 10:00
      a.m., at the Warner Center Marriott located at 21850
      Oxnard Street, Woodland Hills, CA 91364.

(b)  	The Annual Meeting included the election of directors as follows;
     	Carlo Civelli and David Foster were elected for terms
      ending in 1999.
     	James D. Pace and Gilbert N. Segel were elected for terms
      ending in 1998.
     	Stephen W. Desper, Steven D. Gershick, and Jerold H. Rubinstein
      were elected for terms	ending in 1997.

(c)	  In addition to the election of directors, the shareholders voted on the following proposals;

(i) Approval of the Spatializer Audio Laboratories, Inc. 1996 Incentive Plan. The purpose of the plan is to enable the Company to offer officers and key employees of the Company and its subsidiaries and independent contractors providing consulting or advisory services to the Company, performance-based incentives and other equity interests in the Company, thereby attracting, retaining and rewarding such employees and strengthening the
    		mutuality of interests between such employees and the Company's stockholders.

Votes: 	7,533,204 FOR		34,516 AGAINST	2,142,374 ABSTAIN, or NOT VOTED

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

(ii) Approval of the modification of the terms of the performance shares escrow arrangements for certain founders, officers, and directors. The Modification was proposed to create incentives consistent with incentives in other U.S. public companies, to establish definite dates upon which the Escrowed Performance Shares would be fully vested and
     	available for sale or transfer by the holders, to provide a stable market in the Company's stock and to accommodate certain provisions of the U.S. personal and corporate income
    		tax and corporate financial accounting rules which impact the holders of the Escrowed Performance Shares and the Company.

Votes:	7,548,170 FOR		19,550 AGAINST	2,142,374 ABSTAIN, or NOT VOTED

Included in this count is the following disinterested party vote:
1,614,101 FOR		19,550 AGAINST	2,142,374 ABSTAIN, or NOT VOTED

(iii) Approval to act upon other matters that may properly come before the meeting.
    	 No additional matters were presented at the Company's Annual Meeting.

(d)	None

ITEM 5.	OTHER INFORMATION

None


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8K

(a)	None

(b)	On July 11, 1996 the Company filed a Form 8-K related to the formation
    of a new subsidiary,	MDT, and the acquisition of certain
    assets from HTP, a debtor in possession.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1996


SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

/s/ STEVEN D. GERSHICK
- --------------------------
STEVEN D. GERSHICK
President & Chief Executive Officer

/s/ WENDY MARIE GUERRERO
- --------------------------
WENDY MARIE GUERRERO
Chief Financial Officer

 /s/ KATHY PARTCH
- --------------------------
KATHY PARTCH
Director of Accounting