Form 10-Q/A
period 1996-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1996-09-13
CIK 890821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q/A





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

                          YES  X                  NO

As of September 6, 1996 there were 18,898,429 shares of the Registrant's Common Stock outstanding.

This Amendment to the Registrant's Quarterly Report on Form 10-Q is being filed to reflect inadvertent typographical deletions in the text and changes in presentation suggested by the Registrant's advisers reviews in connection with a concurrent filing of a Registration Statement on Form S-3.

                         PART I. FINANCIAL INFORMATION


ITEM I.	FINANCIAL STATEMENTS


                      SPATIALIZER AUDIO LABORATORIES, INC.
                               AND SUBSIDIARIES

                         Consolidated Balance Sheets


                                             June 30,         December 31,
                                               1996              1995
                                            -----------       ------------
                                            (unaudited)
ASSETS
Current Assets:

Cash and Cash Equivalents                    $2,834,443         $3,113,057
Accounts Receivable                             536,802            412,010
Employee Advances (Note 5)                      100,000               -
Subscriptions Receivable (Note 7)             1,245,106               -
Inventory                                       343,372            262,131
Prepaid Expenses and Deposits                   197,136             94,068
                                             ----------        -----------
Total Current Assets                          5,256,859          3,881,266

Fixed Assets, Net (Note 3)                      553,356            294,803
Intangible Assets (Note 4)                      446,740            243,532
                                             ----------        -----------
                                             $6,256,955         $4,419,601
                                             ==========        ===========

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts Payable                             $  350,175         $  180,046
Accrued Liabilities                             160,942            203,530
Unearned Revenues                                 1,750               -
Advances from Related Parties (Note 5)          127,896            325,061
Notes Payable                                    25,300             13,493
                                             ----------         ----------
Total Current Liabilities                       666,063            722,130

Shareholders' Equity:
Preferred shares, $.01 par value,
1,000,000 shares authorized, no
shares issued or outstanding                      -                   -

Common shares, $.01 par value,
50,000,000 shares authorized,
18,212,731 and 17,457,531 shares
issued and outstanding at June 30,
1996 and December 31, 1995,
respectively                                   182,127            174,575

Common shares subscribed, 648,865 (Note 7)       6,489                -
Additional Paid-In Capital                  17,987,062          13,578,782
Accumulated Deficit                        (12,584,019)        (10,055,119)
Foreign Currency Translation Adjustment           (767)               (767)
                                           ------------        ------------
Total Shareholders' Equity                   5,590,892           3,697,471
                                           ------------        ------------
                                            $6,256,955          $4,419,601

See accompanying notes to consolidated financial statements

                     SPATIALIZER AUDIO LABORATORIES, INC.
                              AND SUBSIDIARIES

                    Consolidated Statements of Operations

                             For the Three Months      For the Six Months
                                Ended June 30,           Ended June 30,
                            ------------------------  -----------------------
                                1996        1995         1996        1995
                            -----------   ----------  -----------  ----------
                            (unaudited)               (unaudited)
Revenues:
Product Revenues            $  110,335   $   25,838   $  193,264   $   42,330
Licensing Revenues             397,679      143,979      743,314      525,676
                            ----------   ----------   ----------   ----------
Gross Revenues (Note 8)        508,014      169,817      936,578      568,006

Cost of Revenues                52,966       20,151       83,686       44,797
                            ----------   ----------   ----------   ----------
Gross Profit                   455,048      149,666      852,892      523,209


Operating Expenses:
Payroll and P/R Related        543,101      373,051    1,015,576      747,142
Professional and Outside
Service Fees                   276,885      250,116      438,323      455,452
Sales and Marketing            188,328      121,465      403,928      248,733
Research and Development        21,782       18,775       46,013       45,402
In-Process Research and
Development (Note 9)           679,684         -         679,684          -
General Operating              278,220      189,653      580,565      320,701
                             ---------   ----------   ----------   ----------
Total Operating Expenses     1,988,000      953,060    3,164,089    1,817,430
                             ---------   ----------   ----------   ----------
Operating Loss              (1,532,952)    (803,394)  (2,311,197)  (1,294,221)
                             ---------   ----------   ----------   ----------

Interest Income                 22,047       12,495       64,318       35,207
Interest Expense                (3,546)     (10,120)      (8,403)     (25,785)
                             ---------   ----------   ----------   ----------
                                18,501        2,375       55,915        9,422

Loss before income taxes    (1,514,451)    (801,019)  (2,255,282)  (1,284,799)

Income Taxes                   260,055        -          273,618        -

Net Loss                   $(1,774,506)   $(801,019) $(2,528,900) $(1,284,799)
                           ============   ========== ============ ============
Net Loss Per Common Share  $     (0.14)   $   (0.09) $     (0.21) $     (0.14)
                           ============   ========== ============ ============
Weighted Average Common
Shares Outstanding          12,290,777    9,220,449   12,039,532    9,217,958
                            ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                              AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                             For the Six-months
                                               Ended June 30,
                                           1996              1995
                                       ------------      ------------
                                       (unaudited)

Cash Flows from Operating Activities:
Net Loss                               $(2,528,900)      $(1,284,799)
Depreciation                                42,478            57,969
In Process R & D (Note 9)                  679,684               -

Net Change in Assets and Liabilities:
Trade Receivables                         (124,792)          (24,089)
Employee Advances (Note 5)                (100,000)              -
Prepaid Expenses and Deposits             (103,068)          (80,183)
Accounts Payable                           170,129            22,684
Accrued Liabilities                        (42,588)          (31,006)
Inventory                                  (81,241)           22,365
                                       -----------       -----------
Net Cash Used in Operating Activities   (2,088,298)       (1,317,059)

Cash Flows from Financing Activities:
Issuance of Common Shares                1,773,321           270,786
Common Stock Subscribed                  1,403,894           502,801
Unearned Revenue                             1,750              -
Due to Related Parties                    (197,165)          (69,634)
Issuance (Repayments) of Notes Payable      11,807              (905)
                                       -----------       -----------
Net Cash Provided by Financing
Activities                               2,993,607           703,048

Cash Flows from Investing Activities:
Purchase of Fixed Assets                  (118,559)          (27,839)
Increase in Intangible Assets               (3,208)          (90,785)
MDT Asset Acquisition (Note 9)          (1,062,156)             -
                                       -----------       -----------
Net Cash Used in Investing Activities   (1,183,923)         (118,624)

Foreign Exchange Adjustment                  -                 3,003
                                       -----------       -----------
Decrease in Cash and Cash Equivalents     (278,614)         (729,632)

Cash and Cash Equivalents,
Beginning of Period                      3,113,057         1,539,768
                                       -----------        ----------
Cash and Cash Equivalents,
End of Period                           $2,834,443        $  810,136
                                       ===========        ==========

See accompanying notes to consolidated financial statements

                     SPATIALIZER AUDIO LABORATORIES, INC.
                             AND SUBSIDIARIES

              Consolidated Statement of Shareholders' Equity

                     Common shares                         Foreign
             ---------------------------------             Currency
             Number of   Par      Additional   Accumulated Translation Total
              Shares     Value Paid-in-Capital Deficit     Adjustment  Equity
             ---------- -------- ----------- ------------- ------   ----------
Balance,
December 31,
1995         17,457,531 $174,575 $13,578,782 $(10,055,119) $(767)   $3,697,471

Options
Exercised
(Note 6)        136,700   1,367      137,583        -         -        138,950

Warrants
Exercised
(Note 6)        618,500   6,185    1,628,186        -         -      1,634,371

Common
Stock
Subscriptions
(Note 7)        648,865   6,489    2,642,511        -         -      2,649,000

Net Loss           -        -          -       (2,528,900)    -     (2,528,900)
            ----------- -------- ----------- ------------   -----  -----------
Balance,
June 30,
1996         18,861,596 $188,616 $17,987,062 $(12,584,019) $(767)   $5,590,892
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

Research and Development Expenditures
The Company expenses research and development expenditures as incurred. In connection with the MDT asset acquisition by the Company's new subsidiary, MDT, a one-time expense of $679,684 was charged to In-Process Research and Development in the period (Note 9).

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

(5)	ADVANCES FROM RELATED PARTIES
The Company was indebted to certain related parties for amounts totaling $127,896 and $325,061 at June 30, 1996 and December 31, 1995, respectively, which includes accrued interest. Amounts bearing interest are at rates ranging from a fixed 10% annually to prime (8.75% at December 31, 1995) plus 2% and are due on demand.

In addition, the Company had employee advances of $100,000 at June 30, 1996 compared to $0 in the same period of 1995. These advances are for two employees and relate to the MDT asset acquisition and will be repaid over the next twelve months or offset against future bonuses.

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

                                   Cdn. $5.99 -Cdn. $6.46 (U. S. $4.40 -
Options Issued              8,333  U. S. $4.75  per share

                                   Cdn. $1.20 - Cdn. $3.10 (U.S. $.87 -
Options Exercised        (136,700) U.S. $2.27) per Share
                        ----------
                                   Cdn. $1.20 - Cdn. $6.46 (U.S. $.87 -
Options Outstanding at             U.S. $4.75) per Share expiring on various
June 30, 1996           1,298,065  dates, July 1997 to May 2001
                       ==========

The number of outstanding options exercisable at June 30, 1996 was 988,901.

The following table summarizes the activity relating to warrants and common shares issuable upon exercise of such warrants:

                        Warrants              Warrant Price
                       ----------  ----------------------------------------
                                   Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 - U.S.
Warrants Outstanding               $3.05) per Share expiring on various
at December 31, 1995    780,000    dates, August 1996 to June 1997

                                   Cdn. $6.46 - Cdn. $6.97 (U.S. $4.75 - U.S.
                                   $5.12) per Share expiring on various
Warrants Issued         155,000    dates, May 1997 to June 1997

                                   Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 -
Warrants Exercised     (618,500)   U.S. $3.05) per Share
                      ----------
                                   Cdn. $3.30 - Cdn. $6.97 (U.S. $2.40 - U.S.
Warrants Outstanding               $5.12) per Share expiring on various
at June 30, 1996        316,500    dates, November 1996 to June 1997
                      ==========

The number of outstanding warrants exercisable at June 30, 1996 was 316,500.

(7)	PRIVATE PLACEMENTS
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

In June 1996, the Company completed a private placement of 140,000 units at a price of $4.35 U.S. per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $5.12 U.S. on or before June 24, 1997. Regulatory approval was received in August1996 from the VSE.

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

(9) ASSET ACQUISITION

In June 1996, the Company purchased certain assets from HTP for $1,062,156 including acquisition costs. Of the purchase price, $679,684 was allocated to In-Process Research & Development ("IPR&D") and expensed at the closing. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of acquisition there were no existing products acquired. IPR&D represents 64% of the total acquisition costs. The remaining 36% was allocated as follows: approximately $200,000 to intangible assets, primarily representing acquired patent applications and approximately $182,000 to fixed assets, including computers, office equipment and furniture.

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

RESULTS OF OPERATIONS

For The Six-month and Three-Month Periods Ended June 30, 1996, Compared To The Same Periods Ended June 30, 1995

Revenues
The Company reported increased revenues of 65% or $368,572, reaching $936,578 for the six-month period ended June 30, 1996, compared to $568,006 for the six-month period ended June 30, 1995. The Company reported increased revenues of 199% or $338,197, reaching $508,014 for the three-month period ended June 30, 1996, compared to $169,817 for the three-month period ended June 30, 1995. Revenues include sales of professional recording systems, consumer products, license issuance fees and royalties pertaining to the analog IC.

The increased revenues in both periods reflects the Company's transition to a steady and ongoing licensing revenue stream. In both periods in 1995 the majority of the Company's licensing revenues were derived from one-time, up-front license issuance fees. In contrast, a substantial portion of the licensing revenues for the 1996 periods are derived primarily from running royalties based on usage and include revenues from three major customers representing 22%, 17%, and 11%, respectively. The increase in these recurring royalties reflects expansion and growth in the usage of the Spatializer chip. In addition, the Company increased product sales through initial sales, late in first quarter 1996, of its first consumer product, the HTMS-2510. Product sales for the six-month periods ended June 30, represent approximately 21% of 1996 revenues compared with only 7% for the same period in 1995.

Gross profit for the six-month period ended June 30, was approximately 91% in 1996 as compared with 92% for the same period in 1995, as the majority of sales are associated with license and royalty revenues which have little or no direct costs associated with them.


Operating Expenses

The Operating expenses for the six-month and three-month periods ended June 30, 1996 reflect a significant non-recurring item.

The significant item include approximately $680,000 of In-Process
Research & Development ("IPR&D") related to the allocation of costs incurred as a result of the MDT asset acquisition. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of acquisition there were no existing products acquired and MDT's technologies remain in the development stage. IPR&D represents 64% of the total acquisition costs. The remaining 36% of the transaction was allocated between intangible assets, primarily representing acquired patent applications and fixed assets, including computers, office equipment and furniture.

After adjusting for the one-time time item listed above operating expenses for the six-month period ended June 30, 1996, increased by approximately 38% or $692,711, for a total of $2,510,141 compared to $1,817,430 for the same six-month period in 1995. Also adjusted for the one-time item operating expenses for the three-month period ended June 30, 1996 increased by approximately 39% or $367,745, for a total of $1,320,805 as compared with $953,060 for the same period in 1995. This increase can be attributed primarily to the increased efforts of Sales and Marketing including the launch of an aggressive advertising campaign for the HTMS-2510 as well as the effects of a full quarter of fully staffed operations of DPI. A small percentage of the increase for the six-month period ended June 30, 1996, 3%, is attributed to the additional personnel hired by the Company's new subsidiary, MDT.

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

 Sales and Marketing Department
 Payroll and payroll related costs for the Sales and Marketing Department increased approximately 110% or $194,344, to $370,845 for the six-month period ended June 30, 1996 as compared with $176,501 for the same period in 1995. Payroll and payroll related costs also increased approximately 123% or $118,507, to $215,055 for the three-month period ended June 30, 1996 as compared with $96,548 for the same period in 1995. The increase can be attributed to the increase in staff from seven in 1995 to eleven in 1996.

 Research and Development Department
 Payroll and payroll related costs for the Research and Development Department increased approximately 17% or $41,780, to $294,925 for the six-month period ended June 30, 1996 as compared with $253,145 for the same period in 1995. Payroll and payroll related costs also increased approximately 32% or $39,027, to $161,736 for the three-month period ended June 30, 1996 as compared with $122,709 for the same period in 1995. The increase can be attributed to the increase in staff from eight in 1995 to eleven in 1996. These staff counts do not include five additional staff hired at June 24, 1996 by MDT, as the costs for the six days of operations since the acquisition is considered minimal.

 The Company's new subsidiary, MDT, which began operations on June 24, 1996, represented approximately 4% or $12,519 of the departments payroll and payroll related costs for the six-month period ended
 June 30, 1996. In addition, the MDT subsidiary represented approximately 8% or $12,519 of the departments payroll and payroll related for the three-month period ended June 30, 1996.

 General and Administrative Department
 Payroll and payroll related costs for the General and Administrative Department increased approximately 10% or $32,310, to $349,806 for the six-month period ended June 30, 1996 as compared with $317,496 for the same period in 1995. Payroll and Payroll Related also increased approximately 8% or $12,516, to $166,310 for the three-month period ended June 30, 1996 as compared with $153,794 for the same period in 1995. The increase can be attributed to the increase in staff from seven in 1995 to ten in 1996.

Professional and Outside Service Fees

Professional and outside service fees consist of legal fees, external accounting fees, consulting and temporary help. During the six-month period ended June 30, 1996, outside and professional fees remained relatively flat with a decrease of approximately 4% or $17,129, for a total of $438,323 compared with $455,452 for the same period in 1995. During the three-month period ended June 30, 1996 there was an increase of approximately 11% or $26,769, for a total of $276,885 compared with $250,116 for the same period in 1995. The majority of the variance relates to an increase in external accounting fees, and an increase in outside and professional services which are both offset by a decrease in legal fees.

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

 Consulting Fees and Temporary Help
 Consulting fees, and temporary help increased 22%, or $35,562, for a total of $197,681 for the six-month period ended June 30, 1996, compared to $162,119 for the same six-month period in 1995. For the three-month period ended June 30, 1996 there was an approximate increase of 14% or $13,107, for a total of $104,868 as compared with $91,761 for the same period in 1995. The majority of these costs were incurred in connection with researching various technologies for potential acquisition. In addition, consulting fees were incurred in association with expanded corporate finance activities, and payments to consultants and other personnel working on a part-time or special-project basis.

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

Advertising which includes publicity, public relations and press release costs increased approximately 96%, or $60,121, for a total of $122,585 for the six-month period ended June 30, 1996, compared to $62,464 for the same six-month period in 1995. In addition, costs increased by $48,172, or 249%, to $67,548 for the three-month period ended June 30, 1996 compared to $19,376 for the same period in 1995. The increase is attributed to supporting the introduction of the HTMS-2510 into the consumer market place as well as continuing to establish brand name recognition.

Brochures and promotional literature also increased approximately 118%, or $12,845, for a total of $23,720 for the six-month period ended June 30, 1996, compared to $10,875 for the same six-month period in 1995. In addition, costs increased by $4,346, or 79%, to $9,818 for the three-month period ended June 30, 1996 compared to $5,475 for the same period in 1995. The increase is primarily attributed to supporting the introduction of the HTMS-2510 into the consumer market place.

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

Research & development expenditures, other than payroll and payroll related which are discussed above, remained flat for both the six-month and three-month periods ended June 30, 1996 and 1995. DPI continued its technology development in this quarter with the introduction of its new 3-D audio positioning technology (code-named "WORF"). WORF, available as a Windows '95 (TRADEMARK) driver, works in conjunction with existing Spatializer 3-D Stereo solutions to enable precise positioning of sounds in 3-D space.

Future periods are expected to increase substantially in the area of research and development as the Company's new subsidiary, MDT, reports operations for a full period. The formation of the subsidiary took place on June 24, 1996 and only reflects six days of operations as of the June 30 reporting period.

General Operating Costs

General operating costs include investor relations, foreign taxes, amortization, financial reporting costs and other operating costs.

General operating costs increased approximately 81% or $259,864, for a total of $580,565 for the six-month period ended June 30, 1996 as compared with $320,701 for the same period in 1995. There is an approximate increase of 47% or $88,567, for a total of $278,220 for the three-month period ended June 30, 1996, as compared with $189,653 for the same period in 1995. The increase is attributed primarily to operating costs related to the increase in staff from twenty-two at June 30, 1995 to thirty-two at June 30, 1996 and relates to almost every area of general and administrative.

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

Amortization
Amortization costs increased by approximately 278% or $14,196, for a total of $19,294 for the six-month period ended June 30, 1996 as compared with $5,098 for the same period in 1995. There was an approximate increase of 118% or $4,592, for a total of $8,490 for the three-month period ended June 30, 1996, as compared with $3,898 for the same period in 1995. These increases are due primarily to the issuance on May 2, 1995 of patent No. 5,412,731 which triggered the start of the amortization.

Financial Reporting Costs
Financial reporting costs relate to regulatory filing
requirements of the SEC and NASDAQ as well as duplication
of such materials for investor relations, financial analysts, and sales and marketing purposes. The costs increased to
$93,696 for the six-month period ended June 30,
1996, compared to $0 for the same six-month period in 1995.
The costs also increased to $40,935 for the three-month
period ended June 30, 1996 as compared to $0 during the same
period in 1995.   The Company produced and mailed its first
Annual Report and Form 10-K and incurred related costs during both periods ended June 30, 1996. In addition to expenses incurred in 1995 for design and development of the Annual
Report and Form 10-K additional costs were incurred in 1996.
Also produced and mailed during the period ended June 30, 1996 was the Company's March 31, 1996 Form 10-Q.

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

Interest - net

Interest income net increased $46,493 for the six-month period ended June 30, 1996, totaling $55,915, compared to $9,422 in the same six-month period in 1995. Interest income, net, also increased during the three-month period ended June 30, 1996, by approximately 679% or $16,126, for a total of $18,501, compared to $2,375 in the same three-month period in 1995. The results are based on interest received on private placement proceeds coupled with the elimination of interest expense through the pay off of related party debt during the first quarter of 1996.

Net Loss

The net loss, after adjusting for the one-time item, for the six-month period ended June 30, 1996, totaled $1,601,650 ($0.13) per share, compared to a net loss of $1,284,799 or ($0.14) per share in the same six-month period in 1995. The net loss, after adjusting for the two one-time items, for the three-month period ended June 30, 1996, totaled $847,256 ($0.07) per share, compared to a net loss of $801,019 or ($0.09) per share in the same three-month period in 1995. The increased net loss is primarily a result of increased efforts from Sales and Marketing to introduce the Company's first consumer product, the HTMS-2510 and increase brand name recognition of Spatializer as well as the effects of a full quarter of fully staffed operations.

Liquidity and Capital Resources

At June 30, 1996, the Company had $2,834,443 in cash and cash equivalents as compared to $3,113,057 at December 31, 1995. The decrease in cash and cash equivalents can be attributed to cash used for the MDT acquisition of assets, cash used in operating activities, the purchase of fixed assets and the retirement of a portion of the related party advances offset by cash received from common stock subscriptions and other common stock issuances. The Company had working capital of $4,590,796 at June 30, 1996 as compared with $3,159,136 at December 31, 1995. Three private placements were pending approval as of June 30, 1996, regulatory approval was received on two of the placements during July, 1996 and on the other placement in August.

The Company's future cash flow from operations will come primarily from Foundry and OEM royalties. At June 30, 1996 the Company had three Foundry Licensees and thirty-five OEM Licensees, as compared with three Foundry Licensees and thirty-two OEM Licensees at March 31, 1996.

The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company does, however, owe $127,896 as of June 30, 1996 as compared to $325,061 to related parties at December 31, 1995. Substantial payments were made during the first quarter of 1996 to retire Company debt.

Based on current operations, and the addition of MDT whose primary focus is on research and development of new technologies, management believes that existing cash balances along with operating revenues will be sufficient to satisfy the Company's cash requirements for the next twelve months. However, additional cash may be required for development of the MDT technology, for the introduction of new technologies or products, and for the acquisition of technologies or enterprises complementary to the Company's business. Additional sources of financing including debt, equity or strategic investments may be required to fund such capital expenditures, acquisitions, research and development and marketing costs related to these activities.

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

    11.1   Computation of loss per common share
    21.1   Subsidiaries of the Registrant

(b)	On July 11, 1996 the Company filed a Form 8-K related to the formation
    of a new subsidiary,	MDT, and the acquisition of certain
    assets from HTP, a debtor in possession.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 9, 1996


SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

/s/ STEVEN D. GERSHICK
- --------------------------
STEVEN D. GERSHICK
President & Chief Executive Officer

/s/ WENDY MARIE GUERRERO
- --------------------------
WENDY MARIE GUERRERO
Chief Financial Officer

 /s/ KATHY PARTCH
- --------------------------
KATHY PARTCH
Director of Accounting

EXHIBIT 11.1 Computation of Loss Per Common Share


                    Six Month    Fiscal Year Four months            Fiscal Years Ended
                   Period Ended     Ended       Ended     -----------------------------------
                     June 30,    December 31 December 31, August 31,  August 31,   August 31,
                      1996           1995       1994        1994        1993         1992
Primary Earnings
Per Common Share:

Weighted Average
Common Shares        17,816,232  15,933,516  14,329,235  12,376,579  10,516,998   7,295,073

Weighted Average
Escrowed Performance
Shares  (1)          (5,776,700) (5,776,700) (5,776,700) (5,485,033) (4,776,700) (4,776,700)

Adjusted Weighted
Average Common
Shares               12,039,532  10,156,816   8,552,535   6,891,546   5,740,298   2,518,373

Net Loss
for Period           (2,528,900) (3,241,285) (1,193,261) (1,808,387) (2,103,417) (1,068,294)

Primary Loss
Per Share                 (0.21)      (0.32)      (0.14)      (0.26)      (0.37)      (0.42)



Fully Diluted
Earnings Per
Common Share:

Adjusted Weighted
Average Common
Shares               12,039,532  10,156,816   8,552,535    6,891,546   5,740,298    2,518,373

Weighted Average
Escrowed Performance
Shares  (1)           5,776,700   5,776,700   5,776,700    5,485,033   4,776,700    4,776,700

Shares to be
issued on Option
Exercise (2)            769,696     806,066     621,486      648,838     444,565    431,667

Shares to be
issued on
Warrant Exercise (2)     83,629     312,704      23,143            0      71,395    233,333

Fully Diluted
Weighted Average
Common Shares        18,669,557  17,052,286  14,973,864   13,025,417  11,032,958  7,960,073

Net Loss for
Period (from above)  (2,528,900) (3,241,285) (1,193,261)  (1,808,387) (2,103,417)(1,068,294)

Fully Diluted
Loss Per Share            (0.14)      (0.19)      (0.08)       (0.14)      (0.19)     (0.13)


(1) Escrowed performance shares have been excluded from the determination of primary loss per share as the conditions for release have not yet been attained.

(2) Outstanding options and warrants to purchase common shares have not been included in the calculation of primary loss per share as the effect of including such securities would be antidilutive. For purposes of computing the fully diluted loss per share, the treasury stock method has been used and the shares have been treated as outstanding for the entire period.

EXHIBIT 21.1  Schedule of Subsidiaries of the Company

Desper Products, Inc. - Delaware, USA
MultiDisc Technologies, Inc. - Delaware, USA