Form 10-Q
period 1996-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1996-11-14
CIK 890821

=============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         (MARK ONE)

           X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the period ended:  SEPTEMBER 30, 1996

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

             YES  X                                         NO
                ----                                           ----
As of November 8, 1996 there were 19,127,429 shares of the Registrant's Common Stock outstanding.

                         PART I. FINANCIAL INFORMATION


ITEM I.       FINANCIAL STATEMENTS


                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                          Consolidated Balance Sheets

ASSETS                                                             September 30,             December 31,
                                                                      1996                      1995
                                                                   -------------            -------------
                                                                   (unaudited)
Current Assets:
  Cash and Cash Equivalents                                       $  2,865,230             $  3,113,057
  Accounts Receivable                                                  651,224                  412,010
  Employee Advances (Note 5)                                            84,839                   --
  Inventory                                                            341,072                  262,131
  Prepaid Expenses and Deposits                                        282,711                   94,068
                                                                  ------------             ------------
            Total Current Assets                                     4,225,076                3,881,266

Fixed Assets, Net (Note 3)                                             585,220                  294,803
Intangible Assets, Net (Note 4)                                        436,307                  243,532
                                                                  ------------             ------------
                                                                  $  5,246,603             $  4,419,601
                                                                  ============             ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                                     351,289             $    180,046
  Accrued Liabilities                                                  180,947                  203,530
  Advances from Related Parties (Note 5)                               112,500                  325,061
  Notes Payable                                                         23,847                   13,493
                                                                  ------------             ------------
            Total Current Liabilities                                  668,583                  722,130
Shareholders' Equity:
  Preferred shares, $.01 par value, 1,000,000
  shares authorized, no shares issued or
  outstanding                                                          --                       --
  Common shares, $.01 par value, 50,000,000 shares
  authorized, 18,914,929 and 17,457,531 shares
  issued and outstanding at September 30, 1996 and
  December 31, 1995, respectively                                      189,149                  174,575
  Additional Paid-In Capital                                        18,075,337               13,578,782
  Accumulated Deficit                                              (13,685,699)              (10,55,119)
  Foreign Currency Translation Adjustment                                 (767)                    (767)
            Total Shareholders' Equity                               4,578,020                3,697,471
                                                                  ------------             ------------
                                                                  $  5,246,603             $  4,419,601
                                                                  ============             ============


See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES


                     Consolidated Statements of Operations

                                  (unaudited)

                                                 FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                    1996               1995              1996              1995
                                                 -----------      ------------       ------------      -----------
 Revenues:
 Product Revenues                                $    72,417       $    17,296        $   265,681       $   59,626
 Licensing Revenues                                  399,760           250,519          1,143,074          776,195
                                                  -----------       -----------        -----------       ---------
    Gross Revenues (Note 8)                          472,177           267,815          1,408,755          835,821
 Cost of Revenues                                     70,113             5,895            153,799           50,691
                                                  -----------       -----------        -----------       ---------
    Gross Profit                                     402,064           261,920          1,254,956          785,130


 Operating Expenses:
 General  and administrative                         561,830           642,282          1,632,783        1,591,004
 Research and development                            561,446           172,656          1,073,065          455,028
 Sales and marketing                                 396,885           322,361          1,298,718          908,697
 In-Process Research and Development
 (Note 9)                                                --                --             679,684               --
    Total Operating Expenses                       1,520,161         1,137,299          4,684,250        2,954,729
                                                 -----------       -----------        -----------       ----------
 Operating Loss                                   (1,118,097)         (875,379)        (3,429,294)      (2,169,599)

 Interest Income                                      38,777            34,707            103,094           69,914

 Interest Expense                                     (3,393)           (9,150)           (10,996)         (34,936)
                                                 -----------       -----------        -----------       ----------
                                                      35,385            25,557             92,099           34,978


 Loss Before Income Taxes                        $(1,082,712)      $  (849,822)       $(3,337,195)     $(2,134,621)

 Income Taxes                                         18,967            --                293,385           --
                                                 -----------       -----------        -----------      -----------
 Net Loss                                        $(1,101,679)      $  (849,822)       $(3,630,580)     $(2,134,621)
                                                 ===========       ===========        ===========      ===========

 Net Loss Per Common Share                       $     (0.08)      $     (0.08)       $     (0.29)     $     (0.20)
                                                 -----------       -----------        -----------      -----------
 Weighted Average Common Shares
 Outstanding                                      13,107,485        10,596,070         12,710,884       10,537,042
                                                 ===========       ===========        ===========       ===========


See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                     FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
                                                       1996                       1995
                                                     ------------              ------------
Cash Flows from Operating Activities:
  Net Loss                                            $(3,630,580)              $(2,134,621)
  Depreciation                                             91,343                    58,581
  In Process R & D (Note 9)                               679,684                      --
Net Change in Assets and Liabilities:
  Trade Receivables                                      (239,213)                 (214,091)
  Employee Advances  (Note 5)                             (84,839)                      --
  Prepaid Expenses and Deposits                          (188,642)                 (105,468)
  Accounts Payable                                        171,243                   181,778
  Accrued Liabilities                                     (22,583)                   12,155
  Inventory                                               (78,941)                   26,638
                                                      -----------               -----------
Net Cash Used in Operating Activities                  (3,302,528)               (2,175,028)
Cash Flows from Financing Activities:
  Issuance of Common Shares                             4,511,129                 4,924,100
  Due to Related Parties                                 (212,561)                 (145,739)
  Issuance (Repayments) of Notes Payable                   10,353                    (1,291)
                                                      -----------               -----------
Net Cash Provided by Financing Activities               4,308,921                 4,777,070

Cash Flows from Investing Activities:
  Purchase of Fixed Assets                               (199,289)                  (77,444)
  Intangible Assets, net                                    7,225                   (71,414)
  MDT Asset Acquisition (Note 9)                       (1,062,156)                      --
                                                      -----------               -----------
Net Cash Used in Investing Activities                  (1,254,220)                 (148,858)
  Foreign Exchange Adjustment                                                            98
                                                             --

Decrease in Cash and Cash Equivalents                    (247,827)                2,453,282

Cash and Cash Equivalents, Beginning of Period          3,113,057                 1,539,768
                                                      -----------               -----------
Cash and Cash Equivalents, End of Period              $ 2,865,230               $ 3,993,050
                                                      ===========               ===========


See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                                  (unaudited)


                                                Common shares                                    Foreign
                                     ---------------------------------------                     Currency        Total
                                     Number of                   Additional       Accumulated   Translation   Shareholders'
                                      Shares       Par Value  Paid-in Capital      Deficit      Adjustment      Equity
                                     ----------    ---------  ---------------   -------------   ----------   ------------

Balance, December 31, 1995            17,457,531     $174,575     $13,578,782   $(10,055,119)     $(767)     $3,697,471



Options Exercised (Note 6)               190,033        1,900         225,858             --         --         227,758
Warrants Exercised (Note 6)              618,500        6,185       1,628,186             --         --       1,634,371
Common Stock Issuances (Note 7)          648,865        6,489       2,642,511             --         --       2,649,000
   Net Loss                                  --            --              --     (3,630,580)        --      (3,630,580)
                                      ----------     --------     -----------   ------------      -----      ----------
Balance, September 30, 1996           18,914,929     $189,149     $18,075,337   $(13,685,699)     $(767)     $4,578,020
                                      ==========     ========     ===========   ============      =====      ==========


See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      NATURE OF BUSINESS
         Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") is in the business of technology development, licensing and in bringing proprietary products to the market. The Company's wholly owned subsidiary Desper Products, Inc. ("DPI") is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. Also, the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") is in the business of developing scaleable, modular compact disc/DVD server technologies for licensing. Currently the development focus is on technologies associated with a network based compact disc/DVD server.

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

(3)      FIXED ASSETS
         Fixed assets, at cost, as of September 30, 1996 and December 31, 1995 consisted of the following:

                                                                       September 30,           December 31,
                                                                          1996                    1995
                                                                        -----------            -----------
         Office Computers, Software, Equipment, and Furniture
                                                                          $528,420              $237,287
         Test Equipment                                                     89,512                60,895
         Tooling Equipment                                                  44,136                25,000
         Trade Show Booth and Demonstration Equipment                      172,403               144,369
         Leasehold Improvements                                             29,429                23,916
                                                                          --------              --------
                                                                           863,900               491,467
         Less Accumulated Depreciation and Amortization                    278,680               196,664
                                                                          --------              --------
                                                                          $585,220              $294,803
                                                                          ========              ========

(4)      INTANGIBLE ASSETS
         Capitalized patent and technology costs, net, totaling $436,307 and $243,532 at September 30, 1996 and December 31, 1995, respectively, comprise intangible assets. Intangible assets are amortized, on a straight line basis, over the lesser of 17 years or their estimated useful life and begin amortizing in the period the patent is granted.

(5)      ADVANCES FROM RELATED PARTIES
         The Company was indebted to certain related parties for amounts totaling $112,500 and $325,061 at September 30, 1996 and December 31, 1995, respectively, which includes accrued interest. Amounts bearing interest are at rates ranging from a fixed 10% annually to prime (8.75% at December 31, 1995) plus 2% and are due on demand.

         In addition, the Company had employee advances of $84,839 at September 30, 1996 compared to $0 at December 31, 1995. These advances are for two employees and relate to the MDT asset acquisition and will be repaid over the next nine months or offset against future bonuses.

(6)      OPTIONS AND WARRANTS
         The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option and warrant exercise prices represent fair market values at the date of grant.

         Transactions in the stock options under these plans are summarized as follows:

                     STOCK OPTIONS                             SHARES                          OPTION PRICE
                     --------------------------------          --------    ----------------------------------------------------
                     Options Outstanding at                                Cdn. $1.20 - Cdn. $5.84 (U.S. $.87 - U.S. $4.30) per
                     December 31, 1995                        1,426,432    Share expiring on various dates, July 1997 to
                                                                           November 2000

                     Options Issued                             193,333    Cdn. $4.28 - Cdn. $6.55 (U.S. $3.15 - U.S. $4.82)
                                                                           per Share

                     Options Exercised                         (190,033)   Cdn. $1.20 - Cdn. $4.28 (U.S. $.87 - U.S. $3.15) per
                                                               --------    Share

                     Options Outstanding at September                      Cdn. $1.20 - Cdn. $6.55 (U.S. $.87 - U.S. $4.82) per
                     30, 1996                                 1,429,732    Share expiring on various dates, July 1997 to May
                                                              =========    2001

The number of outstanding options exercisable at September 30, 1996 was 938,901.

      The following table summarizes the activity relating to warrants and common shares issuable upon exercise of such warrants:

                                                              WARRANTS                         WARRANT PRICE
                                                              --------      ------------------------------------------------
                     Warrants Outstanding at December                       Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 - U.S. $3.05)
                     31, 1995                                   780,000     per Share expiring on various dates, August 1996
                                                                            to June 1997

                                                                            Cdn. $6.46 - Cdn. $6.97 (U.S. $4.75 - U.S. $5.12)
                     Warrants Issued                            155,000     per Share expiring on various dates, May 1997 to
                                                                            June 1997

                     Warrants Exercised                        (618,500)    Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 - U.S. $3.05)
                                                              ---------     per Share

                                                                            Cdn. $3.30 - Cdn. $6.97 (U.S. $2.40 - U.S. $5.12)
                     Warrants Outstanding at September          316,500     per Share expiring on various dates, November 1996
                     30, 1996                                  ========     to June 1997


The number of outstanding warrants exercisable at September 30, 1996 was 316,500.


(7)      PRIVATE PLACEMENTS
         During the nine-months ended September 30, 1996, shares were issued as follows:

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

         In June 1996, the Company completed a private placement of 140,000 units at a price of $4.35 U.S. per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $5.12 U.S. on or before June 17, 1997. Regulatory approval was received in August 1996 from the VSE.

         As of September 30, 1996, funds related to private placements totaling $2,649,000 had been received by the Company and included in cash and cash equivalents.

         In relation to the private placements of the Company's stock during 1996, finders fees for such placements were paid through the issuance of 28,865 shares of stock.

(8)      MAJOR CUSTOMERS

         The revenues for the nine-month period ended September 30, 1996 include revenues from three major customers each of whom represent 30%, 23%, and 16%, respectively, of total revenues.

(9)      ASSET ACQUISITION

         In June 1996, the Company purchased certain assets from Home Theater Products International, Inc. ("HTP"), a debtor in possession, for $1,062,156, including acquisition costs. Of the purchase price, $679,684 was allocated to In-Process Research & Development ("IPR&D") and expensed at the Closing. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of
         acquisition there were no existing products acquired.   IPR&D
         represents 64% of the total acquisition costs. The remaining 36% was allocated as follows: approximately $200,000 to intangible assets, primarily representing acquired patent applications and approximately $182,000 to fixed assets, including computers, office equipment, and furniture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the nine-month and three-month periods ended September 30, 1996, compared with the nine-month and three-month periods ended September 30, 1995.

RESULTS OF OPERATIONS

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996, COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 1995

REVENUES

The Company reported increased revenues of 69% or $573,000, reaching $1,409,000 for the nine-month period ended September 30, 1996, compared to $836,000 for the nine-month period ended September 30, 1995. The Company reported increased revenues of 76% or $204,000, reaching $472,000 for the three-month period ended September 30, 1996, compared to $268,000 for the three-month period ended September 30, 1995. Revenues include sales of professional recording systems, consumer products, license issuance fees and royalties pertaining to the analog IC.

The growth in revenues in both periods reflect the Company's transition to a steady and ongoing licensing revenue stream. In both periods in 1995 the majority of the Company's licensing revenues were derived from one-time, up-front license issuance fees. In contrast, a substantial portion of the licensing revenues for the 1996 periods are derived primarily from running royalties based on usage and include revenues from three major customers. In the nine-month period these major customers represent 30%, 23%, and 16%, respectively. The full impact of the increase in recurring royalties was not felt in this quarter, as a significant portion of the revenue stream was offset by advances received in prior periods. As of September 30, 1996, substantially all of these advance royalties had been earned, resulting in the future recognition of revenue on a basis concurrent with unit shipments.

During the quarter, the Company implemented a new streamlined "bundled" royalty agreement with its foundries which is designed to accelerate future revenues as well as simplify the selling process of the Spatializer(R) chip. Foundries will continue to pay a royalty as the IC is manufactured, however, the new agreement makes it easier for foundries to sell the ICs to OEMs by eliminating the need to negotiate a separate royalty with the OEMs. Eighteen new licensees were added during the quarter, bringing the total to fifty-three licensees, the result of a combination of the new "bundled" licensing agreement, introduction of the Company's Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95, and a favorable ruling by the court in the intellectual property litigation with QSound Labs, Inc.

The Company continued to increase product sales through sales of its first consumer product, the HTMS-2510(TM). Product sales for the nine-month periods ended September 30, represent approximately 21% of 1996 revenues compared with only 7% for the same period in 1995.

Gross profit for the nine-month period ended September 30, was approximately 89% in 1996 as compared with 94% for the same period in 1995, as the majority of sales are associated with license and royalty revenues. The reduction in gross profit is due to an increase in product sales over both 1995 periods resulting from the introduction of the HTMS-2510(TM) since the margin on product sales is much lower than license and royalty revenues which have little or no direct costs associated with them.

OPERATING EXPENSES

The Operating expenses for the nine-month period ended September 30, 1996 reflect a significant non-recurring item which occurred in June 1996. The significant item is for $680,000 of In-Process Research & Development ("IPR&D") related to the allocation of costs incurred as a result of the MultiDisc Technologies, Inc. ("MDT") subsidiary's asset acquisition as discussed in the June Form 10-QA filing.

After adjusting for the one-time item listed above, operating expenses for the nine-month period ended September 30, 1996, increased by approximately 36% or $1,050,000, for a total of $4,005,000 compared to $2,955,000 for the same nine-month period in 1995. The three-month period ended September 30, 1996 increased by approximately 34% or $382,000, for a total of $1,520,000 as compared with $1,138,000 for the same period in 1995. This increase can be attributed primarily to the increased efforts of Sales and Marketing including the launch of an aggressive advertising campaign for the HTMS-2510 , the effects of a fully staffed operation at the Desper Products, Inc. ("DPI") subsidiary, as well as the ramping up of operations of the Company's newest subsidiary, MDT.

General and Administrative

General and administrative costs remained relatively flat with a minor increase of approximately 3% or $42,000, to $1,633,000 for the nine- month period ended September 30, 1996 as compared with $1,591,000 for the same period in 1995. General and administrative costs decreased by approximately 12% or $80,000, to $562,000 for the three-month period ended September 30, 1996 compared with $642,000 for the same period in 1995. The changes in both periods are primarily a result of increased payroll and payroll related costs and financial reporting costs, offset by savings in travel, external accounting fees, and consulting and temporary help.

      Payroll and Payroll Related
      Payroll and payroll related costs increased approximately 25% or $121,000, to $599,000 for the nine-month period ended September 30, 1996 as compared with $478,000 for the same period in 1995. Payroll and payroll related costs also increased approximately 51% or $81,000, to $241,000 for the three-month period ended September 30, 1996 as compared with $160,000 for the same period in 1995. The increase can be attributed to the increase in staff from nine in 1995 to fourteen in 1996. The increase in staff count is related to additional workloads due to regulatory reporting requirements, the support of pursuing new product launches, and the assessment of potential technologies and companies for acquisition. The increase is also reflective of a transition from temporary staff and consultants to permanent employees.

      Financial Reporting Costs
      Financial reporting costs relate to regulatory filing requirements of the SEC and NASDAQ as well as duplication of such materials for investor relations, financial analysts, and sales and marketing purposes. The costs for the Company's first Annual Report and Form 10-K along with quarterly Form 10-Q financial reporting increased to $94,000 for the nine-month period ended September 30, 1996 as compared with $0 for the same period in 1995. The costs for the three-month period ended September 30, 1996 compared to the same period in 1995 were flat.

      Travel and Travel Related
      Travel and travel related costs decreased by approximately 75% or $87,000, to $29,000 for the nine-month period ended September 30, 1996 as compared with $116,000 for the same period in 1995. Travel and travel related costs also decreased approximately 90% or $75,000, to $8,000 for the three-month period ended September 30, 1996 as compared with $83,000 for the same period in 1995. The decrease in travel and travel related costs are directly associated with travel last year to Europe and the Pacific Rim to promote the Company and its stock concurrent with the then new listing on NASDAQ.

      External Accounting Fees
      External accounting fees decreased approximately 31%, or $28,000, for a total of $61,000 for the nine-month period ended September 30, 1995, compared to $89,000 for the same nine-month period in 1995. Fees also decreased by approximately 68% or $32,000, for a total of $15,000 during the three-month period ended September 30, 1996 as compared with $47,000 for the same period in 1995. Last years costs were higher due to accounting fees associated with the filing of the Company's S-1 registration statement and listing in August 1995 with NASDAQ.

      Consulting Fees and Temporary Help
      Consulting fees and temporary help decreased by approximately 29%, or $53,000, for a total of $130,000 for the nine-month period ended September 30, 1996, compared to $183,000 for the same nine-month period in 1995. For the three-month period ended September 30, 1996 there was anapproximate decrease of 67% or $62,000, for a total of $30,000 as compared with $92,000 for the same period in 1995. The reduction in costs relates to the completion of multiple consulting projects in 1995 including the analysis of technologies for potential acquisition and the permanent hire or elimination of temporary staff in the 1996 periods.
      In addition, the three-month period ended September 30, 1995 included a third party patent analysis conducted in connection with the patent infringement lawsuit which was decided in the Company's favor during the September 30, 1996 quarter ended.

      General Operating Costs
      General operating costs were flat at approximately $720,000 for the nine-month periods ended September 30, 1996 when compared to the same period in 1995. These costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs and also remained flat for the three-month periods ended September 30, at approximately $260,000. The lack of an increase in this area is the result of internal cost controls and cost savings measures taken and include the streamlining of agreements with outside service companies to reduce such costs.


Research and Development

The research and development activity grew substantially this quarter with a full quarter of operations of the Company's new subsidiary, MDT. In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI and introduced both the Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95 and N22(TM) - Digital Virtual Surround(TM) technologies for multi-channel discrete digital audio systems for DVD/DVD-ROM during the quarter. All research and development activities and related costs continue to be expensed in the period incurred.

To support these efforts research and development costs increased by approximately 136% or $618,000, to $1,073,000 for the nine-month period ended September 30, 1996, compared to $455,000 for the same nine-month period in 1995. Costs for the three-month period ended September 30, 1996 also increased by approximately 224% or $388,000, to $561,000 as compared with $173,000 for the same period in 1995. The primary reason for the increase relates to a full quarters operations of the Company's newest subsidiary, MDT, along with a fully-staffed operation at DPI, and general engineering and development costs.

      Payroll and Payroll Related
      Payroll and payroll related costs for the Research and Development Department increased approximately 79% or $301,000, to $682,000 for the nine-month period ended September 30, 1996 as compared with $381,000 for the same period in 1995. Payroll and payroll related costs also increased approximately 202% or $259,000, to $387,000 for the three-month period ended September 30, 1996 as compared with $128,000 for the same period in 1995. The increase can be attributed to the increase in staff from seven in 1995 to fifteen in 1996. These staff counts include the six staff members of MDT.

      The Company's new subsidiary, MDT, which began operations on June 24, 1996, represented approximately 33% or $228,000 of the department's payroll and payroll related costs for the nine-month period ended September 30, 1996. In addition, the MDT subsidiary represented approximately 56% or $215,000 of the department's payroll and payroll related costs for the three-month period ended September 30, 1996.

      General Engineering and Development
      Research & engineering costs, other than payroll and payroll related increased substantially to approximately $390,000 for the nine-month period ended September 30, 1996 compared to $74,000 for the same period in 1995. The three-month period ended September 30, 1995 also showed substantial growth to approximately $174,000 for the three-month period ended September 30, 1996 as compared with $44,000 for the same period in 1995. Future periods are expected to continue to increase in the area of research and development as the Company's new subsidiary, MDT, ramps up operations to develop its network based compact disc/DVD server technologies.

Sales and Marketing

Sales and marketing costs increased approximately 43%, or $390,000, for a total of $1,299,000 for the nine-month period ended September 30, 1996, compared to $909,000 for the same nine-month period in 1995. During the three-month period ended September 30, 1996 sales and marketing costs increased approximately 31% or $101,000, for a total of $423,000 as compared with $322,000 during the same period in 1995. The increase is attributed to payroll and payroll related costs and advertising costs related to a continued advertising and promotional campaign directed at the consumer and computer marketplaces.

      Payroll and Payroll Related
      Payroll and payroll related costs for the Sales and Marketing Department increased approximately 97% or $269,000, to $545,000 for the nine-month period ended September 30, 1996 as compared with $276,000 for the same period in 1995. Payroll and payroll related costs also increased approximately 84% or $83,000, to $182,000 for the three-month period ended September 30, 1996 as compared with $99,000 for the same period in 1995. The increase in both periods can be attributed to the increase in staff from five in 1995 to nine in 1996, increases in medical insurance due to new hires with family coverage, and timing issues with staffing changes.

      Advertising
      Advertising which includes publicity, public relations, and press release costs increased approximately 162%, or $110,000, for a total of $178,000 for the nine-month period ended September 30, 1996, compared to $68,000 for the same nine-month period in 1995. In addition, costs increased by 79% or $39,000, to $88,000 for the three-month period ended September 30, 1996 compared to $49,000 for the same period in 1995. The increase is attributed to supporting the introduction of the HTMS-2510(TM) into the consumer market place as well as to continuing to establish brand name recognition.

      Other Sales and Marketing Costs
      Other costs including trade shows, travel and entertainment, outside services and general operating costs remained relatively flat with an increase of approximately 2% or $9,000, for a total of $575,000 for the nine-month period ended September 30, 1996, compared to $566,000 for the same nine-month period in 1995. Costs in these other areas also remained relatively flat with a decrease of approximately 13% or $22,000, to $152,000 for the three-month period ended September 30, 1996 compared to $174,000 for the same period in 1995.

INTEREST - NET

Interest income net increased approximately 163% or $57,000, to $92,000 for the nine-month period ended September 30, 1996, compared to $35,000 in the same nine-month period in 1995. Interest income, net, also increased during the three-month period ended September 30, 1996, by approximately 35% or $9,000, for a total of $35,000, compared to $26,000 in the same three-month period in 1995. The results are based on interest received on private placement proceeds coupled with the elimination of interest expense through the pay off of related party debt during the first quarter of 1996.

NET LOSS

The net loss for the nine-month period ended September 30, 1996, totaled $3,631,000 ($0.29) per share, compared to a net loss of $2,135,000 or ($0.20)
per share in the same nine-month period in 1995. The net loss for the three-month period ended September 30, 1996, totaled $1,102,000 ($0.08) per share, compared to a net loss of $850,000 or ($0.08) per share in the same three-month period in 1995. The increased net loss includes two one-time extraordinary items which are $680,000 for In-Process R & D and $249,000 for income taxes related to the liquidation of Spatializer Audio Laboratories, Inc.
- Yukon, the Company's predecessor.

After adjusting for the one-time items, the net loss for the nine-month period ended September 30, 1996 is reduced to $2,702,000 or ($0.21) per share. The loss is primarily a result of increased Research and Development costs associated with the Company's newest subsidiary, MDT, and an aggressive advertising campaign from Sales and Marketing directed at the consumer and computer market places as well as the effects of compensation and other employee related costs incurred during the 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $2,865,000 in cash and cash equivalents as compared to $3,113,000 at December 31, 1995. The decrease in cash and cash equivalents can be attributed to cash used for the MDT acquisition of assets, cash used in operating activities, the purchase of fixed assets and the retirement of a portion of the related party advances offset by cash received from common stock issuances, including private placements, warrant and option exercises. The Company had working capital of $4,578,000 at September 30, 1996 as compared with $3,159,000 at December 31, 1995. Three private placements received regulatory approval from the Vancouver Stock Exchange during the three- month period ended September 30, 1996.

The Company's future cash flow from operations will come primarily from Foundry and OEM royalties. At September 30, 1996 the Company had three Foundry Licensees, forty-one OEM Licensees and nine game developer licensees as compared with three Foundry Licensees and thirty-two OEM Licensees at June 30, 1996.

The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company does, however, owe $112,500 as of September 30, 1996 as compared to $325,061 to related parties at December 31, 1995. Substantial payments were made during the first quarter of 1996 to retire Company debt.

Based on current operations, and the addition of MDT whose primary focus is on research and development of new technologies, management believes that existing cash balances along with operating revenues will not be sufficient to satisfy the Company's cash requirements for the next twelve months. Additional cash will be required for continued development of the MDT technology and for the introduction of new technologies or products into the market. In addition, additional cash may be needed for the acquisition of technologies or enterprises complementary to the Company's business. Additional sources of financing including debt, equity or strategic investments may be required to fund such capital expenditures, acquisitions, research and development and marketing costs related to these activities.

                           PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1995 with respect to the Company's litigation with QSound Labs, Inc. ("QSL"). The developments in the litigation for the nine-month period ended September 30, 1996 are as follows:

On August 29, 1996 the Court granted the Company's motion for summary judgment of non-infringement in its entirety. The Court also denied QSL's cross-motion for summary judgment of infringement in its entirety.

The Court has stayed the litigation temporarily to allow QSL to appeal the granting of the Company's motion. Under the current schedule, QSL has until December 16, 1996 to file an appeal.



ITEM 2.       CHANGES IN SECURITIES

None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.       OTHER INFORMATION

None


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8K

(a)     None

(b)     Exhibit 11.1 Computation of Loss per Common Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 9, 1996



                         SPATIALIZER AUDIO LABORATORIES, INC.
                         (REGISTRANT)


                          /s/ STEVEN D. GERSHICK
                          --------------------------------------
                          STEVEN D. GERSHICK
                          President & Chief Executive Officer


                          /s/ WENDY MARIE GUERRERO
                          --------------------------------------
                          WENDY MARIE GUERRERO
                          Chief Financial Officer


                          /s/ KATHY PARTCH
                          --------------------------------------
                          KATHY PARTCH
                          Director of Accounting