Form 10-Q/A
period 1996-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1996-11-18
CIK 890821

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED: SEPTEMBER 30, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 33-90532

                               SPATIALIZER AUDIO
                               LABORATORIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                  DELAWARE                                     95-4484725
       -------------------------------                     -------------------
       (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                       20700 VENTURA BOULEVARD, SUITE 134
                     WOODLAND HILLS, CALIFORNIA 91364-2357
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: (818) 227-3370
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     As of November 8, 1996 there were 19,127,429 shares of the Registrant's Common Stock outstanding.

     This Amendment to the Registrant's Quarterly Report on Form 10-Q is being filed to reflect inadvertent typographical errors in the text and changes in presentation suggested by the Registrant's advisors reviews in connection with a concurrent filing of a Registration Statement on Form S-3.

===============================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1996              1995
                                                                  -------------     ------------
                                                                   (UNAUDITED)
Current Assets:
  Cash and Cash Equivalents.....................................   $  2,865,230     $  3,113,057
  Accounts Receivable...........................................        651,224          412,010
  Employee Advances (Note 5)....................................         84,839               --
  Inventory.....................................................        341,072          262,131
  Prepaid Expenses and Deposits.................................        282,711           94,068
                                                                   ------------     ------------
          Total Current Assets..................................      4,225,076        3,881,266
Fixed Assets, Net (Note 3)......................................        585,220          294,803
Intangible Assets, Net (Note 4).................................        436,307          243,532
                                                                   ------------     ------------
                                                                   $  5,246,603     $  4,419,601
                                                                   ============     ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..............................................        351,289     $    180,046
  Accrued Liabilities...........................................        180,947          203,530
  Advances from Related Parties (Note 5)........................        112,500          325,061
  Notes Payable.................................................         23,847           13,493
                                                                   ------------     ------------
          Total Current Liabilities.............................        668,583          722,130
Shareholders' Equity:
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
     no shares issued or outstanding............................             --               --
  Common shares, $.01 par value, 50,000,000 shares authorized,
     18,914,929 and 17,457,531 shares issued and outstanding at
     September 30, 1996 and December 31, 1995, respectively.....        189,149          174,575
  Additional Paid-In Capital....................................     18,075,337       13,578,782
  Accumulated Deficit...........................................    (13,685,699)      (10,55,119)
  Foreign Currency Translation Adjustment.......................           (767)            (767)
                                                                   ------------     ------------
          Total Shareholders' Equity............................      4,578,020        3,697,471
                                                                   ------------     ------------
                                                                   $  5,246,603     $  4,419,601
                                                                   ============     ============

          See accompanying notes to consolidated financial statements.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                        ---------------------------     ---------------------------
                                           1996            1995            1996            1995
                                        -----------     -----------     -----------     -----------
Revenues:
  Product Revenues....................  $    72,417     $    17,296     $   265,681     $    59,626
  Licensing Revenues..................      399,760         250,519       1,143,074         776,195
                                        -----------     -----------     -----------     -----------
     Gross Revenues (Note 8)..........      472,177         267,815       1,408,755         835,821
  Cost of Revenues....................       70,113           5,895         153,799          50,691
                                        -----------     -----------     -----------     -----------
     Gross Profit.....................      402,064         261,920       1,254,956         785,130
Operating Expenses:
  General and administrative..........      561,830         642,282       1,632,783       1,591,004
  Research and development............      561,446         172,656       1,073,065         455,028
  Sales and marketing.................      396,885         322,361       1,298,718         908,697
  In-Process Research and Development
     (Note 9).........................           --              --         679,684              --
                                        -----------     -----------     -----------     -----------
          Total Operating Expenses....    1,520,161       1,137,299       4,684,250       2,954,729
Operating Loss........................   (1,118,097)       (875,379)     (3,429,294)     (2,169,599)
Interest Income.......................       38,777          34,707         103,094          69,914
Interest Expense......................       (3,393)         (9,150)        (10,996)        (34,936)
                                        -----------     -----------     -----------     -----------
                                             35,385          25,557          92,099          34,978
Loss Before Income Taxes..............  $(1,082,712)    $  (849,822)    $(3,337,195)    $(2,134,621)
Income Taxes..........................       18,967              --         293,385              --
                                        -----------     -----------     -----------     -----------
Net Loss..............................  $(1,101,679)    $  (849,822)    $(3,630,580)    $(2,134,621)
                                        ===========     ===========     ===========     ===========
Net Loss Per Common Share.............  $     (0.08)    $     (0.08)    $     (0.29)    $     (0.20)
                                        -----------     -----------     -----------     -----------
Weighted Average Common Shares
  Outstanding.........................   13,107,485      10,596,070      12,710,884      10,537,042
                                        ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Cash Flows from Operating Activities:
  Net Loss........................................................  $(3,630,580)    $(2,134,621)
  Depreciation....................................................       91,343          58,581
  In Process R & D (Note 9).......................................      679,684              --
Net Change in Assets and Liabilities:
  Trade Receivables...............................................     (239,213)       (214,091)
  Employee Advances (Note 5)......................................      (84,839)             --
  Prepaid Expenses and Deposits...................................     (188,642)       (105,468)
  Accounts Payable................................................      171,243         181,778
  Accrued Liabilities.............................................      (22,583)         12,155
  Inventory.......................................................      (78,941)         26,638
                                                                    -----------     -----------
Net Cash Used in Operating Activities.............................   (3,302,528)     (2,175,028)
Cash Flows from Financing Activities:
  Issuance of Common Shares.......................................    4,511,129       4,924,100
  Due to Related Parties..........................................     (212,561)       (145,739)
  Issuance (Repayments) of Notes Payable..........................       10,353          (1,291)
                                                                    -----------     -----------
Net Cash Provided by Financing Activities.........................    4,308,921       4,777,070
Cash Flows from Investing Activities:
  Purchase of Fixed Assets........................................     (199,289)        (77,444)
  Intangible Assets, net..........................................        7,225         (71,414)
  MDT Asset Acquisition (Note 9)..................................   (1,062,156)             --
                                                                    -----------     -----------
Net Cash Used in Investing Activities.............................   (1,254,220)       (148,858)
  Foreign Exchange Adjustment.....................................           --              98
Decrease in Cash and Cash Equivalents.............................     (247,827)      2,453,282
Cash and Cash Equivalents, Beginning of Period....................    3,113,057       1,539,768
                                                                    -----------     -----------
Cash and Cash Equivalents, End of Period..........................  $ 2,865,230     $ 3,993,050
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                 COMMON SHARES                                 FOREIGN
                                    ----------------------------------------                   CURRENCY        TOTAL
                                    NUMBER OF                  ADDITIONAL      ACCUMULATED    TRANSLATION  SHAREHOLDERS'
                                      SHARES     PAR VALUE   PAID-IN CAPITAL     DEFICIT      ADJUSTMENT      EQUITY
                                    ----------   ---------   ---------------   ------------   ----------   -------------
Balance, December 31, 1995........  17,457,531   $ 174,575     $13,578,782     $(10,055,119)    $ (767)     $ 3,697,471
Options Exercised (Note 6)........     190,033       1,900         225,858               --         --          227,758
Warrants Exercised (Note 6).......     618,500       6,185       1,628,186               --         --        1,634,371
Common Stock Issuances (Note 7)...     648,865       6,489       2,642,511               --         --        2,649,000
  Net Loss........................          --          --              --       (3,630,580)        --       (3,630,580)
                                    ----------    --------     -----------     ------------      -----       ----------
Balance, September 30, 1996.......  18,914,929   $ 189,149     $18,075,337     $(13,685,699)    $ (767)     $ 4,578,020
                                    ==========    ========     ===========     ============      =====       ==========

          See accompanying notes to consolidated financial statements.

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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(3) FIXED ASSETS

     Fixed assets, at cost, as of September 30, 1996 and December 31, 1995 consisted of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1996              1995
                                                             -------------     ------------
        Office Computers, Software, Equipment, and
          Furniture........................................     $528,420         $237,287
        Test Equipment.....................................       89,512           60,895
        Tooling Equipment..................................       44,136           25,000
        Trade Show Booth and Demonstration Equipment.......      172,403          144,369
        Leasehold Improvements.............................       29,429           23,916
                                                                --------         --------
                                                                 863,900          491,467
        Less Accumulated Depreciation and Amortization.....      278,680          196,664
                                                                --------         --------
                                                                $585,220         $294,803
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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     Transactions in the stock options under these plans are summarized as follows:

        STOCK OPTIONS            SHARES                    OPTION PRICE
------------------------------  ---------   -------------------------------------------
Options Outstanding at                      Cdn. $1.20 - Cdn. $5.84 (U.S. $.87 - U.S.
  December 31, 1995...........  1,426,432   $4.30) per Share expiring on various dates,
                                            July 1997 to November 2000
Options Issued................    193,333   Cdn. $4.28 - Cdn. $6.55 (U.S. $3.15 - U.S.
                                            $4.82) per Share
Options Exercised.............   (190,033)  Cdn. $1.20 - Cdn. $4.28 (U.S. $.87 - U.S.
                                ---------   $3.15) per Share
Options Outstanding at          1,429,732   Cdn. $1.20 - Cdn. $6.55 (U.S. $.87 - U.S.
  September 30, 1996..........  =========   $4.82) per Share expiring on various dates,
                                            July 1997 to May 2001

     The number of outstanding options exercisable at September 30, 1996 was 938,901.

     The following table summarizes the activity relating to warrants and common shares issuable upon exercise of such warrants:

                                WARRANTS                  WARRANT PRICE
                                --------   -------------------------------------------
Warrants Outstanding at                    Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 - U.S.
  December 31, 1995...........   780,000   $3.05) per Share expiring on various dates,
                                           August 1996 to June 1997
Warrants Issued...............   155,000   Cdn. $6.46 - Cdn. $6.97 (U.S. $4.75 - U.S.
                                           $5.12) per Share expiring on various dates,
                                           May 1997 to June 1997
Warrants Exercised............  (618,500)  Cdn. $3.20 - Cdn. $4.15 (U.S. $2.33 - U.S.
                                --------   $3.05) per Share
Warrants Outstanding at          316,500   Cdn. $3.30 - Cdn. $6.97 (U.S. $2.40 - U.S.
  September 30, 1996..........  ========   $5.12) per Share expiring on various dates,
                                           November 1996 to June 1997

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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     During the quarter, the Company implemented a new streamlined "bundled" royalty agreement with its foundries which is designed to accelerate future revenues as well as simplify the selling process of the Spatializer(@) chip. Foundries will continue to pay a royalty as the IC is manufactured, however, the new agreement makes it easier for foundries to sell the ICs to OEMs by eliminating the need to negotiate a separate royalty with the OEMs. Eighteen new licensees were added during the quarter, bringing the total to fifty-three licensees, the result of a combination of the new "bundled" licensing agreement, introduction of the Company's Spatializer 3-D Map(TM) positional audio enhancement software for Windows(@) 95, and a favorable ruling by the court in the intellectual property litigation with QSound Labs, Inc.

     The Company continued to increase product sales through sales of its first consumer product, the HTMS-2510(TM). Product sales for the nine-month periods ended September 30, represent approximately 19% of 1996 revenues compared with only 7% for the same period in 1995.

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

  General and Administrative

     General and administrative costs remained relatively flat with a minor increase of approximately 3% or $42,000, to $1,633,000 for the nine-month period ended September 30, 1996 as compared with $1,591,000 for the same period in 1995. General and administrative costs decreased by approximately 12% or $80,000, to $562,000 for the three-month period ended September 30, 1996 compared with $642,000 for the same period in 1995. The changes in both periods are primarily a result of increased payroll and payroll related costs and financial reporting costs, offset by savings in travel, external accounting fees, and consulting and temporary help.

          Payroll and Payroll Related -- Payroll and payroll related costs increased approximately 25% or $121,000, to $599,000 for the nine-month period ended September 30, 1996 as compared with $478,000 for the same period in 1995. Payroll and payroll related costs also increased approximately 51% or $81,000, to $241,000 for the three-month period ended September 30, 1996 as compared with $160,000 for the same period in 1995. The increase can be attributed to the increase in staff from nine in 1995 to fourteen in 1996. The increase in staff count is related to additional workloads due to regulatory reporting requirements, the support of pursuing new product launches, and the assessment of potential technologies and companies for acquisition. The increase is also reflective of a transition from temporary staff and consultants to permanent employees.

          Financial Reporting Costs -- Financial reporting costs relate to regulatory filing requirements of the SEC and NASDAQ as well as duplication of such materials for investor relations, financial analysts, and sales and marketing purposes. The costs for the Company's first Annual Report and Form 10-K along with quarterly Form 10-Q financial reporting increased to $94,000 for the nine-month period ended September 30, 1996 as compared with $0 for the same period in 1995. The costs for the three-month period ended September 30, 1996 compared to the same period in 1995 were flat.

          Travel and Travel Related -- Travel and travel related costs decreased by approximately 75% or $87,000, to $29,000 for the nine-month period ended September 30, 1996 as compared with $116,000 for the same period in 1995. Travel and travel related costs also decreased approximately 90% or $75,000, to $8,000 for the three-month period ended September 30, 1996 as compared with $83,000 for the same period in 1995. The decrease in travel and travel related costs are directly associated with travel last year to Europe and the Pacific Rim to promote the Company and its stock concurrent with the then new listing on NASDAQ.

          External Accounting Fees -- External accounting fees decreased approximately 31%, or $28,000, for a total of $61,000 for the nine-month period ended September 30, 1995, compared to $89,000 for the same nine-month period in 1995. Fees also decreased by approximately 68% or $32,000, for a total of $15,000 during the three-month period ended September 30, 1996 as compared with $47,000 for the same period in 1995. Last years costs were higher due to accounting fees associated with the filing of the Company's S-1 registration statement and listing in August 1995 with NASDAQ.

          Consulting Fees and Temporary Help -- Consulting fees and temporary help decreased by approximately 29%, or $53,000, for a total of $130,000 for the nine-month period ended September 30, 1996, compared to $183,000 for the same nine-month period in 1995. For the three-month period ended September 30, 1996 there was an approximate decrease of 67% or $62,000, for a total of $30,000 as compared with $92,000 for the same period in 1995. The reduction in costs relates to the completion of multiple consulting projects in 1995 including the analysis of technologies for potential acquisition and the permanent hire or elimination of temporary staff in the 1996 periods. In addition, the three-month period ended September 30, 1995 included a third party patent analysis conducted in connection with the patent infringement lawsuit which was decided in the Company's favor during the September 30, 1996 quarter ended.

          General Operating Costs -- General operating costs were flat at approximately $720,000 for the nine-month periods ended September 30, 1996 when compared to the same period in 1995. These costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs and also remained flat for the three-month periods ended September 30, at approximately $260,000. The lack of an increase in this area is the result of internal cost controls and cost savings measures taken and include the streamlining of agreements with outside service companies to reduce such costs.

     RESEARCH AND DEVELOPMENT

     The research and development activity grew substantially this quarter with a full quarter of operations of the Company's new subsidiary, MDT. In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI and introduced both the Spatializer 3-D Map(TM) positional audio enhancement software for Windows(@) 95 and N22(TM) -- Digital Virtual Surround(TM) technologies for multi-channel discrete digital audio systems for DVD/DVD-ROM during the quarter. All research and development activities and related costs continue to be expensed in the period incurred.

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

          Payroll and Payroll Related -- Payroll and payroll related costs for the Research and Development Department increased approximately 79% or $301,000, to $682,000 for the nine-month period ended September 30, 1996 as compared with $381,000 for the same period in 1995. Payroll and payroll related costs also increased approximately 202% or $259,000, to $387,000 for the three-month period ended September 30, 1996 as compared with $128,000 for the same period in 1995. The increase can be attributed to the increase in staff from seven in 1995 to fifteen in 1996. These staff counts include the six staff members of MDT.

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

     General Engineering and Development -- Research & engineering costs, other than payroll and payroll related increased substantially to approximately $390,000 for the nine-month period ended September 30, 1996 compared to $74,000 for the same period in 1995. The three-month period ended September 30, 1995 also showed substantial growth to approximately $174,000 for the three-month period ended September 30, 1996 as compared with $44,000 for the same period in 1995. Future periods are expected to continue to increase in the area of research and development as the Company's new subsidiary, MDT, ramps up operations to develop its network based compact disc/DVD server technologies.

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

     Payroll and Payroll Related -- Payroll and payroll related costs for the Sales and Marketing Department increased approximately 97% or $269,000, to $545,000 for the nine-month period ended September 30, 1996 as compared with $276,000 for the same period in 1995. Payroll and payroll related costs also increased approximately 84% or $83,000, to $182,000 for the three-month period ended September 30, 1996 as compared with $99,000 for the same period in 1995. The increase in both periods can be attributed to the increase in staff from five in 1995 to nine in 1996, increases in medical insurance due to new hires with family coverage, and timing issues with staffing changes.

     Advertising -- Advertising which includes publicity, public relations, and press release costs increased approximately 162%, or $110,000, for a total of $178,000 for the nine-month period ended September 30, 1996, compared to $68,000 for the same nine-month period in 1995. In addition, costs increased by 79% or $39,000, to $88,000 for the three-month period ended September 30, 1996 compared to $49,000 for the same period in 1995. The increase is attributed to supporting the introduction of the HTMS-2510(TM) into the consumer market place as well as to continuing to establish brand name recognition.

     Other Sales and Marketing Costs -- Other costs including trade shows, travel and entertainment, outside services and general operating costs remained relatively flat with an increase of approximately 2% or $9,000, for a total of $575,000 for the nine-month period ended September 30, 1996, compared to $566,000 for the same nine-month period in 1995. Costs in these other areas also remained relatively flat with a decrease of approximately 13% or $22,000, to $152,000 for the three-month period ended September 30, 1996 compared to $174,000 for the same period in 1995.

INTEREST -- NET

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

NET LOSS

     The net loss for the nine-month period ended September 30, 1996, totaled $3,631,000 ($0.29) per share, compared to a net loss of $2,135,000 or ($0.20)
per share in the same nine-month period in 1995. The net loss for the three-month period ended September 30, 1996, totaled $1,102,000 ($0.08) per share, compared to a net loss of $850,000 or ($0.08) per share in the same three-month period in 1995. The increased net loss includes two one-time extraordinary items which are $680,000 for In-Process R & D and $249,000 for income taxes related to the liquidation of Spatializer Audio Laboratories, Inc. -- Yukon, the Company's predecessor.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had $2,865,000 in cash and cash equivalents as compared to $3,113,000 at December 31, 1995. The decrease in cash and cash equivalents can be attributed to cash used for the MDT acquisition of assets, cash used in operating activities, the purchase of fixed assets and the retirement of a portion of the related party advances offset by cash received from common stock issuances, including private placements, warrant and option exercises. The Company had working capital of $3,556,000 at September 30, 1996 as compared with $3,159,000 at December 31, 1995. Three private placements received regulatory approval from the Vancouver Stock Exchange during the three- month period ended September 30, 1996.

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

Dated: November 11, 1996

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