Form 10-K405
period 1996-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1997-03-31
CIK 890821

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED: DECEMBER 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 13, 1997 was approximately $27,399,000.

     As of March 13, 1997, there were 20,795,929 shares of the Registrant's Common Stock outstanding.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Spatializer Audio Laboratories, Inc. (the "Company") is a leading developer, licenser and marketer of next generation technologies for the consumer electronics, personal computing and entertainment industries. The Company has two operating business units (100% wholly owned subsidiaries), Desper Products, Inc. ("DPI") and MultiDisc Technologies, Inc. ("MDT"), both of which are in the business of technology development and licensing. DPI has developed a full complement of patented and proprietary 3-D audio signal processing technologies directed to the consumer electronics and multimedia PC markets. New product offerings introduced in the fall of 1996 include technologies for next generation consumer products like Digital Versatile Disc
(DVD) for personal computers and home entertainment; and interactive positional audio for PC gaming on the Windows 95/97(TM) platforms. DPI's 3-D audio signal processing technologies have been incorporated in nearly 200 products offered by global brand leaders including Texas Instruments, Compaq, Hewlett-Packard, Panasonic, JVC, Hitachi and Sharp, among others. In addition to continuing the Company's objective of broadening recognition for the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, the Company has also placed a high priority on broadening its technology base to position itself for continued growth.

     MultiDisc Technologies, Inc. was formed in June 1996 when the Company acquired development stage optical disc storage and robotics assets and technologies from Home Theater Products International, Inc. ("HTP"), a debtor in possession (the "MultiDisc Transaction"). MDT is currently a development stage enterprise creating a new product category of 12 cm CD/DVD based scaleable optical disc storage devices uniquely designed to combine the speed and performance of CD server arrays, the flexibility and capacity of CD Jukebox designs and next generation high speed, high volume robotics (the "MultiDisc(TM) Technology"). The target markets for the MDT technology currently include business networking and the Internet, backup/ archiving, and specialized vertical market applications including medical information technology, data warehousing and video-on-demand.

     The Company's executive offices are located at 20700 Ventura Boulevard, Suite 134, Woodland Hills, California 91364, Telephone (818) 227-3370. World Wide WEB site (http://www.spatializer.com).

DESPER PRODUCTS, INC. -- 3-D AUDIO SIGNAL PROCESSING TECHNOLOGIES

     DPI has developed a suite of proprietary advanced audio signal processing technologies for the entire spectrum of applications falling under the general category of "3-D" audio. The objective in each product category is to create or simulate the effect of a multi-speaker sonic environment using two ordinary speakers for playback. The market for 3-D audio is segmented into three broad categories of technology as identified in the chart below. Each of these technologies utilizes different underlying scientific principles in accomplishing its design objectives is targeted to a specific class of consumer electronics or multimedia product depending on the intended product use and functional capability of the product.

--------------------------------------------------------------------------------

    CATEGORY OF TECHNOLOGY             PRODUCT CATEGORIES               3-D AUDIO ENHANCEMENT
---------------------------------------------------------------------------------------------------
 3-D Stereo                      Consumer electronics products     Surround Sound enhancement from
 (Spatializer(R) 3-D Stereo)     providing stereo playback -- DVD  an ordinary stereo signal.
                                 Players, Stereo TV's, VCR's,
                                 Stereo Components and Systems,
                                 Car Audio, Laptop and Desktop
                                 Multimedia Computers, Set-top
                                 Boxes.
---------------------------------------------------------------------------------------------------
 Positional Audio                Interactive Gaming for            Simulation of immersive,
 (Spatializer 3-D MAP(TM))       Multimedia Computers under        interactive sonic environments
 (Spatializer enCompass(TM))     Windows '95/'97, Virtual Reality  including sound objects that
                                 Applications.                     move in real time with related
                                                                   graphics objects or changes in
                                                                   game player position or
                                                                   perspective.
---------------------------------------------------------------------------------------------------
 Two-Speaker Virtualization      Products incorporating multi-     Creation of spatially accurate
 (Spatializer N-2-2(TM))         channel audio sources like Dolby  multi-speaker cinematic audio
 Digital Virtual Surround        Digital(R) (AC-3), Dolby          experience from two speakers,
                                 ProLogic(R) or MPEG-2. Home       utilizing discrete multi-channel
                                 Theater, DVD-Video, Multimedia    audio information.
                                 Computers utilizing DVD/MPEG and
                                 decoding.
---------------------------------------------------------------------------------------------------

LICENSED PRODUCTS

     The Company's current technology product applications are directed to (1) stereo enhancement in consumer electronics products and multimedia PCs, (2) interactive positional audio for PC gaming, and (3) two-speaker virtualization of multi-channel audio for DVD based multimedia computer and home theater applications.

     1. SPATIALIZER(R) 3D STEREO. Based upon proprietary and patented methods of stereo signal processing, the Company's Spatializer(R) 3-D Stereo technology is designed to create a vivid and expansive three-dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes the Company's unique DDP(TM) (Double Detect and Protect(TM)) algorithm which continuously monitors the underlying stereo signal and dynamically optimizes spatial processing avoiding deleterious sonic artifacts common in other systems and "set and forget" ease of use for consumers. First introduced in July, 1994, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation ("MEC"), the technology is now incorporated into low-cost, standard process ICs by three chip foundries (Matsushita, ESS Technologies, Inc., and OnChip Systems) for easy and inexpensive implementation in any consumer electronics or computer product utilizing stereo audio. A fourth IC Foundry, Lux Sonor, Inc., has recently been licensed. Matsushita and ESS are readying new Spatializer IC designs for introduction in 1997. In addition, the Company has developed cost reduced and improved performance analog and DSP software designs which it introduced during the first quarter of 1997.

     2. SPATIALIZER(R) 3-D MAP(TM) AND SPATIALIZER(R) ENCOMPASS(TM). In 1996, the Company introduced Spatializer 3-D MAP(TM) (Multimedia Audio Positioning) , the first in its family of positional audio enhancements for PC gaming applications on the Windows 95(TM) platform which work in conjunction with DirectSound 2.0 and Spatializer 3-D Stereo hardware or software. There are currently 13 PC game developers licensed to use 3-D MAP. In February 1997, the Company introduced Spatializer(R) enCOMPASS(TM), a real-time software-only positional 3-D audio engine based upon the Company's proprietary implementation of HRTF (head related transfer functions) algorithms, and Interaural Intensity and Interaural Time differences. Spatializer enCOMPASS permits PC game developers to easily create immersive and interactive audio environments under the Windows '95 DirectSound 3-D audio API where sound objects move in real time in response to changes in the location or the perspective of the player in the game. The system supports playback over speakers or through headphones. Microsoft recently announced its support for 3-D audio and will provide an industry standard open API in DirectSound 5.0 scheduled for release summer 1997.

     3. SPATIALIZER(R) N-2-2(TM) DIGITAL VIRTUAL SURROUND. In September 1996, DPI introduced Spatializer N-2-2(TM) which the Company considers a "core" and "enabling" technology for DVD based personal computer and home theater products. DVD is considered by many to be the single most important and potentially most widely adopted consumer audio/computer technology to ever be introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital(R) (AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio -- the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or "sub-woofer") channel for sound effects. The Spatializer N-2-2 software-based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose DSP hardware platforms like those offered by Motorola and Zoran, may be integrated with host based software-only MPEG-2 or DVD decoders (like those offered by CompCore Multimedia and Mediamatics for the Intel(R) Pentium(R) microprocessor), and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer Licensees to use the newly created Dolby Digital VIRTUAL(TM) trademark on products incorporating the technology. The Company believes its Spatializer N-2-2 process will serve to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems.

LICENSING ACTIVITIES

     The Company has traditionally licensed its technologies through semiconductor manufacturing and distribution licenses ("Foundry Licenses") with semiconductor foundries ("Foundries"). In turn, these Foundries manufacture and distribute integrated circuits (ICs) incorporating Spatializer technology to manufacturers of consumer electronics, and multimedia computer products ("OEMs").

     The terms of the Foundry Licenses are negotiated on an individual basis requiring the payment of a per unit running royalty according to sliding scales based upon cumulative volume. In addition, certain of the licenses call for the payment of an up-front license issuance fee in addition to the running royalty. Royalties are payable in the quarter following shipment from the Foundry to the OEM.

     OEMs who desire to incorporate these ICs into their products are required to enter into a license ("OEM Licenses") with the Company before they may purchase the ICs in quantity. Foundry Licenses generally have limited the sale of Spatializer ICs to OEMs who have entered into an OEM License with the Company. OEM licenses generally provide for the payment of a further per unit royalty by the OEM for OEM products incorporating a Spatializer IC ("Licensed Products") payable in the quarter following shipment by the OEM of its Licensed Products.

     In mid-1996, the Company modified its licensing program to ease the licensing process and accelerate cash flow by offering Foundries an alternative "Bundled Royalty" arrangement which permits the IC foundry to make a traditional component IC sale to an OEM without requiring the OEM to negotiate a separate royalty bearing license agreement with the Company. In these situations, the IC Foundry is authorized to sell Spatializer ICs to OEMs which enter into a simplified Logo Usage Agreement ("LUA") in consideration for a higher ("bundled") per unit royalty from the IC Foundry. This new alternative license structure has relieved much of the licensing burden from the IC foundries and has resulted in an increase in License signings.

     Because the Spatializer N-2-2 technology may be fully implemented in software to run in host based (Intel Pentium) or general purpose DSP (Motorola and Zoran) environments no IC Foundry may be involved. In these situations, the Company will enter into royalty bearing licenses directly with the OEM.

     The Company is currently negotiating new IC Foundry and OEM licenses for its N-2-2, enCOMPASS, and 3-D stereo technologies.

  IC Foundry Licenses

     As of December 31, 1996, the Company has entered into three non-exclusive Foundry Licenses for its 3-D Stereo technology with Matsushita Electronics Corporation ("MEC"), ESS Technology, Inc. ("ESS"), and OnChip Systems, Inc. ("OnChip"). Foundry Licenses require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs sold.

     MEC currently manufactures and sells three 3-D Stereo IC's incorporating Spatializer audio signal processing and has several more ICs in design. ESS currently manufactures and sells the ES938 Spatializer(R) IC, which is primarily for multimedia and notebook applications, and has designed Spatializer 3-D stereo technology in two of its highest volume multifunction AudioDrive(R) ICs for introduction in early 1997. OnChip currently manufacturers two versions of the 3-D Stereo Spatializer(R) IC.

     As of December 31, 1996, more than 5.5 million ICs incorporating Spatializer 3-D Stereo audio signal processing technology had been manufactured and sold.

  OEM Licenses

     As of December 31, 1996, the Company had entered into 48 separate OEM Licenses on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the LUA under bundled royalty licenses with the IC foundries. The OEMs license a wide range of products, which include direct view TVs, wide screen and projection TVs, VCRs, powered speakers, portable audio systems ("Boomboxes"), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, car stereo systems, and arcade pinball and video games.

     The following table is a list of the OEMs as of December 31, 1996 with whom the Company has entered into OEM and/or LUA agreements:

 OEM                                                 OEM LISTING -- CONTINUED
--------------------------------------------------   ---------------------------------------------------
 4D Sound, Corp.                                      Matsushita Communications Industrial
 Ad Lib Multimedia, Inc.                              Matsushita Kotobuki Electronics, Inc.
 Anam Electronics Co., Ltd.                           MediaForte
 Bung Enterprises Ltd.                                Multimedia Labs, Inc.
 Canopus Corporation                                  Multiwave Innovation, Inc.
 Compaq Computer Corp.                                Orchid Technology
 CrystaLake Multimedia                                Panasonic (Matsushita Electric Industrial Co.,
 Digital Equipment Corp.                              LTD)
 Digital Technology Systems Of California, Inc.       Proside Corp.
 Everex Systems, Inc.                                 Proton Electronic Industrial Co., Ltd.
 Grandtec Electronic Corp.                            Samsung Information Systems, America
 Hewlett-Packard                                      Seiko Epson Corp.
 Hitachi, Ltd.                                        Sharp Corp.
 Iiyama Electric Co., Ltd.                            Sigma Electronics Design
 International Jensen Inc.                            Sound Vision Product, Inc.
 JK Micro (S) Pte., Ltd.                              Sowah
 JVC                                                  STB Systems, Inc.
 Kyushu Matsushita Electric                           Tae Kwang Industrial
 Kodi Chengdu                                         Taisei Electric, Inc.
 Konami Co., Ltd.                                     Taiyo Electric Company, Ltd.
 Labtec Enterprises, Inc.                             Texas Instruments
 Lotte Electronics                                    Tiva Microcomputer Corp.
 Mag Monitors                                         TXC Corporation
 Maseco                                               Vikosing Pte., Ltd.
                                                      Winner Products (USA), Inc.

HARDWARE PRODUCTS

     Sales of the Company's professional and consumer hardware products to date have not generated significant revenues and the Company does not plan to manufacture these products in the future. The Company is focusing its attention on licensing these product designs to third parties and concentrating on software-only products and "plug-ins" for the principal of digital audio workstation ("DAW") providers on both the MacIntosh(TM) and PC platforms.

  Professional Recording, Film and Broadcast Products

     The Company's PRO Spatializer(R), is a microprocessor-based audio production system designed for professional recording, film and broadcast applications. It offers a multi-track real-time processor that permits spatial expansion, 360 degree dynamic sound movement, and localization of monophonic and stereo sources utilizing conventional two-speaker stereo playback. It may be used in any phase of the recording process and is fully compatible with all standard stereo playback systems. The PRO Spatializer(R) is an expandable system which offers from sixteen to twenty-four channels with a Manufacturer's Suggested Retail Price ("MSRP") of $7,500. The Company also markets Spatializer-8(TM), a non-expandable version of the PRO Spatializer(R) which limits operator control to eight simultaneous recording channels with an MSRP of $6,000; and DIGITAL Spatializer(R), a product designed for two-channel professional record mastering providing full control over all spatial audio parameters entirely within the digital domain.

     In December 1996, the Company introduced Spatializer(R) RETRO(TM), a rack mount two-channel analog 3-D audio processor for project studios and live performance with an MSRP of $649. The Company does not intend to further manufacture of this product and is currently negotiating for the license of its design.

     The Company's professional products have, however, served as a proving ground and established credibility of the Company's technologies, gained a strong measure of acceptance, and created strong brand recognition for the Spatializer name in the professional recording, film and broadcast markets as reflected by the following partial list of credits:

     - Soundtrack for the motion picture "EVITA" featuring Madonna

     - Live Broadcast of the 1996 SUMMER OLYMPICS in Atlanta

     - Twentieth Century Fox's film "BROKEN ARROW"

     - Paramount's "CRIMSON TIDE"

     - Disney's "THE LION KING"

     - The Eagles "HELL FREEZES OVER" CD

     - Bonnie Raitt's Grammy Award winning "LONGING IN THEIR HEARTS"

     - Barbra Streisand's live concert album "BARBRA -- THE CONCERT"

     - Michael Jackson's "HISTORY" CD

     - Warner Bros. animated TV series, including "ANIMANIACS"; "BATMAN: THE ANIMATED SERIES"; "TAZMANIA"; and "TINY TOON ADVENTURES"

     - GRAMMY(R) AWARDS live telecasts for the past four years.

     Capitalizing upon that name recognition, the Company has sought to expand the market for its technology and products into computer games and multimedia title production environments, particularly well suited to "3-D" sound enhancement.

  Consumer Audio Products

     In January 1996, the Company introduced its first Spatializer(R) brand product for consumers, the HTMS 2510(TM) Stereo Surround Sound System. The device is an easy to install add-on, about the size of a VCR, that converts any two speaker or multiple speaker home stereo into a state-of-the-art home theater system. The suggested retail price for the HTMS 2510 is $249. At the Winter Consumer Electronics Show in January, 1996, the HTMS 2510 won a prestigious "Innovations Awards" for excellence in product design and innovation, as did eight other products which feature Spatializer(R) audio technology from Panasonic, Proton and Labtec. The product received several favorable reviews in respected consumer audio industry publications Audio Magazine (June, 1996), Audio Adventure (June, 1996) and Sound on Sound (October,
1996).

     Consistent with its plans to concentrate on licensing and software-only products, the Company does not intend to manufacture additional units, but is considering licensing of the product designs and trademarks for manufacture and distribution in selected geographic regions throughout the world.

SOFTWARE PRODUCTS

     Focusing on high margin, lower risk software products, and leveraging its reputation and brand name recognition in the professional recording industry, the Company introduced Spatializer(R) PT3D(TM), a software plug-in for the industry leader Digidesign(R) digital audio workstation platform in November 1996. Priced at an MSRP of $399, PT3D provides Spatializer(R) 3-D sound imaging and enhancement for the editing and production of audio for music, films and computer games. The product is currently distributed through PRO Audio dealers around the country. PT3D(TM) has received favorable reviews in leading industry publications including Recording magazine (December 1996).

     The Company is currently developing additional software "plug-ins" for the principal vendors of DAW software on both the MacIntosh and PC platform which it expects to introduce in 1997.

MULTIDISC TECHNOLOGIES, INC. -- NETWORK BASED MODULAR, SCALEABLE COMPACT DISC/DVD SERVERS

     As its first effort to broaden the Company's technology portfolio and capitalize on the Company's strong relationships with manufacturers of consumer electronics and personal computer peripheral products, the Company acquired certain technologies and assets from HTP for $1,062,000 in June 1996 to form its subsidiary, MultiDisc Technologies, Inc. The transaction, which was implemented through a court-approved sale in the HTP bankruptcy proceeding, included an array of development stage compact disc server robotics and software technologies. The transaction was undertaken to position the Company for long term growth in a significant new market.

     The MultiDisc Transaction brings to the Company a unique combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering talent. The core intellectual property is reflected in five patent applications acquired by the Company in the asset acquisition. When completed, the technology is expected to feature a flexible modular design, which will allow extremely high-density and expandable disc storage, and support all current and future 12cm CD and DVD formats. Since the MultiDisc Technology is expected to be fully configurable, scaleable, and drive independent, any new improvements in 12cm CD or DVD drive speed, format, optics or media capacity can be easily accommodated. The net result is expected to be a new class of devices significantly faster, smaller and more capable than existing solutions at a fraction of their current cost. Devices built on the technology are expected to have applications in numerous global markets where on-line, near real-time data access, storage, archiving and retrieval are required.

     Since the incorporation of MDT, the Company has concentrated on finalizing the principal proof of concept designs and initial prototypes which it expects to complete by the end of the second quarter of 1997. In addition, eight new patent applications have been submitted to the United States Patent and Trademark Office bringing the total patent applications to thirteen. An additional seventeen patents applications have been identified, which are currently in process and are expected to be filed in the near future.

     The principal competitive advantages of the MultiDisc technology are extremely high disc storage density, passive expandability, and unlimited scaleability of the system -- all at very small incremental hardware costs. As a result, MDT CD/DVD servers could allow easy accessibility to hundreds or even thousands of CDs into a single low cost device -- literally permitting terabytes of data storage on a desktop.

The chief design goal behind the MultiDisc Technology is "on-line" accessibility at "off-line" costs. With the forecasted growth in business networking, Internet and Intranet servers, and on-line access to an ever growing data storage market, the demand for network-capable scaleable compact disc-based storage and archiving technologies is expected to rise markedly beyond the turn of the century.

     MDT devices should have application in on-line or networked applications on the Internet particularly as more audio, graphic and full motion video data types become more prominent as these data-rich applications require tremendous storage capacity. Within the wide range of possible markets, the Company plans to focus its initial efforts on the development of general purpose, modular, scaleable systems which have the widest possible vertical and horizontal commercial application.

     Large vertical applications include patient medical records management and medical image storage and retrieval (PACS -- Picture Archival and Compression Systems). In health care, the trend to on-line systems is expected to continue as pressures on medical cost reduction and quality assurance increase. In these health information systems environments, an MDT data server can provide storage for thousands of digital diagnostic images and patient information for access and distribution within a hospital or medical center or for access by consulting professionals at remote sites.

     There are numerous other vertical market applications, including video-on-demand systems for hotels or cable systems, check image storage in banks, on-line resources and retrieval in libraries and similar archives, on-line instruction in schools and industry, real estate and banking, and in government and industry where large volumes of paper are being reduced to digital data.

     The major development milestones leading to MDT's market viability will be:

          1. Proof of concept for principal electro-mechanical designs

          2. Initial prototyping

          3. Software integration of user interface, motion control and data transfer functions

          4. Completion of the principal patent applications, and

          5. Formation of key strategic manufacturing, distribution and licensing relationships

     The Company expects to complete the principal proof of concept designs, initial prototyping and filing of all key patents by the end of the second quarter of 1997. Operating software and user interface designs are currently underway initially targeting the Windows NT(R) and NOVELL(R) network platforms. The Company is currently in discussions with potential manufacturing and distribution partners as well as principal software providers for the CD Jukebox/Changer marketplace.

REVENUES AND EXPENSES

     The Company generates revenues from royalties pursuant to its Foundry, OEM, and other licenses, and from the sale and distribution of its consumer and professional hardware products. The Company's revenues, which totaled $2,024,000 in 1996, were derived substantially from Foundry and OEM License royalties.

     The Company limits its inventory, capital cost, personnel and overhead cost exposure in connection with its hardware products by entering into third-party manufacturing and distribution arrangements. The Company is seeking to maximize return on its intellectual property base by concentrating its efforts in very high margin licensing and software products and eliminating its hardware product operations. Licensing operations have been managed internally by Company personnel. Sales of professional audio products are accomplished through a worldwide network of professional audio dealers and managed by Company personnel.

     The Company had four major customers in 1996, each of whom accounted for greater than 10% of the Company's 1996 revenues. One OEM accounted for 24% of the Company's total licensing revenues during 1996. All other OEM's accounted for less than 10% individually. Royalties from each of the three Foundry Licensees accounted for 25%, 14%, and 12% of total licensing revenues, respectively.

     In June 1996, the Company acquired the MultiDisc development stage CD/DVD server technologies in a transaction for $1,062,000 in an effort to significantly broaden the Company's technology portfolio and capitalize on its strong manufacturing and OEM relationships.

     In August 1996, the Company prevailed in a 22-month legal battle over its 3-D Stereo intellectual property when the U.S. District Court granted the Company's motion for summary judgment against a competitor's assertions of patent infringement (See ITEM 3 -- LEGAL PROCEEDINGS, Page 11, for further detail). Following the ruling in its favor, the Company signed 17 new OEM licensees in the third and fourth quarters, including such global market leaders as JVC and Texas Instruments. The uncertainties caused by the patent litigation severely hindered the performance of the Company for the last two years, particularly since licensing revenue depends upon OEM unit shipments, which follow three to four quarter production cycles.

     During 1996, the Company recorded three one-time (non recurring) expenses aggregating $21,147,000 or ($1.67) per share which represented approximately 83% of the operating loss reported for the year. These charges were:

          a) The Company recorded a one-time non-cash financial statement charge to earnings of $20,218,000 in the fourth quarter upon final consent by the British Columbia Securities Commission ("BCSC") and the Company's acceptance to the modification of the Company's performance share escrow arrangement as approved by the Company's shareholders in August, 1996. Under the revised arrangement the Company's 5,776,700 "Performance Shares" (representing approximately 24 percent of fully diluted shares outstanding at December 31, 1996) became subject to a new escrow arrangement under which the shares will be released over a six year period of time.

          b) The Company recorded a one-time charge to earnings in June 1996, in the amount of $680,000 as "In Process Research & Development" in connection with its MultiDisc Technologies CD/DVD robotics system technology acquisition.

          c) In connection with the liquidation of its Canadian predecessor, the Company incurred and paid Canadian income taxes in the amount of $249,000.

     During the last quarter of 1996, the Company completed the first phase of re-organization of its Desper Products, Inc. audio signal processing business by relocating the East Coast engineering facilities from Boston, Massachusetts to Mountain View, California. The Company also closed its Southern California research facility. In addition, the Company has implemented other cost cutting measures during the first quarter of 1997 in an effort to reduce 1997 operating costs from 1996 levels.

COMPETITION

3-D AUDIO SIGNAL PROCESSING MARKETPLACE

     The Company competes with a number of entities that produce various audio enhancement processes, technologies and products, some utilizing traditional two-speaker playback, others utilizing multiple speakers, and others restricted to headphone listening. These include the consumer versions of multiple speaker, matrix and discrete digital technologies developed for theatrical motion picture exhibition (like Dolby Digital(R), Dolby ProLogic(R), and DTS(R)), as well as other technologies designed to create an enhanced stereo image from two or more speakers.

     The Company's principal competitors in the field of 3-D audio are QSound Labs, Inc. ("QSound"), SRS Labs, Inc., Aureal Semi-conductor, Inc. and Harman International. Only QSound competes with the Company in all three 3-D audio market segments. In the future, the Company's products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with the Company.

     The Company believes that it will favorably compete in this market because it offers a single source, complete suite of patented and proprietary technologies, and because of its superior engineering and OEM support, the strength of its IC Foundry and OEM relationships, and the Spatializer brand name recognition in the industry.

COMPACT DISC SERVER/JUKEBOX MARKETPLACE

     The multiple disc server and CD-ROM changer industry is emerging and is currently characterized by a single market leader NSM, a German based entity which is adapting its audio "jukebox" expertise to CD-ROM applications and by a number of small companies and specialty groups in large and established enterprises which are seeking to enter the market. NSM sells products under its own label and as an OEM for other manufactures such as Kodak. NSM offers only hardware and is dependent on third parties for control and interface software, and on system integrators and value added resellers (VARs) to implement the hardware for individual solutions. The other entities generally offer either large capacity free-standing disc changers (like the NSM products) for network environments or small capacity changers (for ten or fewer discs) for personal computer markets. The NSM products require a substantial end-user investment of approximately $20,000 for a fully configured solution. Large capacity systems are currently offered by DISC, Kubik, Dynatek, Boffin, Denon and Kodak: small capacity systems are available from Mountain Data Systems (Nakamichi), NEC, Sanyo, TeleVideo and JVC. Only Pioneer and Smart & Friendly offer both larger and small capacity changers.

     The Company believes that if the MultiDisc technology is proven and reaches market, it will compete in both large and small capacity markets principally because of its flexible and configurable technology and its ability to integrate the technology in turnkey solutions for the end-user. Currently, the Company intends to enter the market through licensing, OEM relationships and other strategic arrangements rather than as a direct manufacturer.

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company's core Spatializer audio signal processing technology is covered by its U.S. patent 5,412,731, issued May 2, 1995. In addition, the Company has acquired two related audio signal processing patents covering its technology. Additional patent applications for the Company's reduced cost/higher performance 3-D Stereo designs, and for its enCompass and N-2-2 technologies are currently in process. Much of the Company's intellectual property consists of trade secrets. The Company possesses copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.

     As of December 31, 1996, MDT had five core patent applications on file with the USPTO. To date an additional eight patent applications have been filed covering software, mechanical techniques, implementations and mixed technology designs bringing the total to thirteen. An additional seventeen patent applications have been identified and are currently in process. The Company has applied for U.S. trademark protection for its principal product names and logo marks.

EMPLOYEES

     The Company began 1996 with twenty-nine full-time and two part-time employees and grew to thirty-nine full-time and one part-time employees by December 31, 1996. At year end, there were sixteen employees engaged in research and development with seven of those employees involved with the development effort at the Company's new subsidiary MDT. The Company's sales and marketing department ended the year with nine full-time employees and the finance and administrative department ended the year with fourteen full-time and one part-time employees. From time to time the Company also employs the services of outside professional consultants. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company considers its relations with its employees and consultants to be excellent.

     In February 1997 the Company reduced its workforce by seven full-time employees. This restructure reduced the staff count to thirty-two full-time employees and one part-time employee. The Company now has fifteen full-time employees in research and development, six full-time employees in sales and marketing, and eleven full-time and one part-time employee in finance and administrative.

                                    PART II

ITEM 2.  PROPERTIES

     In 1996, the Company's executive office was located in Woodland Hills, California where it occupies approximately 4,340 square feet at an annual rent of approximately $83,000. The Company's regional offices in Natick, Massachusetts, Mountain View, California, and Newbury Park, California are also in leased premises. The Natick lease covered approximately 2,200 square feet and had an annual rent of approximately $26,200 in 1996. The Natick facility staff were relocated to the Mountain View facility in January 1997 and the Natick premises were closed on January 31, 1997. In the first quarter of 1996 the Company relocated its Mountain View location to a larger facility in Mountain View. The facility occupies approximately 4,200 square feet and the annual rent for these premises is approximately $50,400. In 1996 the Company rented a sound lab and technical support facility in Tujunga, California on a month-to-month basis at a rent of approximately $14,100 per year. In the Company's effort to consolidate, the technical support facility was also closed in January 1997. The Company incurred no lease termination costs in connection with the closing of various offices.

     The Company leases its space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. The Company's properties are well maintained, considered adequate and are being utilized for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

     In the Fall of 1994, QSound Labs, Inc. ("QSound") advised MEC that, in its view, the Spatializer(R) technology infringed certain U.S. patents held by QSound. Based on its belief that its technology does not infringe QSound's patents, in October 1994 DPI initiated Desper Products, Inc. and Spatializer Audio Laboratories, Inc. v. QSound Labs, Inc., Case No. 94-7276WDK(Bx).

     On August 29, 1996 the Court granted the Company's summary judgment motion of non-infringment in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound.

     In granting the Company's summary judgment motion, the Court found that the Company's IC (Integrated Circuit) does not infringe the QSound patent and denied QSound's motion with respect to infringement. The Company's claim that the QSound patent is invalid was not decided and, since the issues which the Court would need to consider on the patent invalidity claim are similar to certain issues considered in the infringement claim, QSound was granted the right to immediately appeal the denial of its motion and trial on the invalidity issue was deferred until after that appeal. In substance, the Court's finding confirms the Company's position that there is no infringement by the Company's IC of any patent held by QSound and that the claims by QSound were without merit. If the appeal is denied and the Court's decision is confirmed on appeal, the Company intends to pursue the remaining claims for damages and for a decision that the QSound patent is invalid. If the appeal is granted and the Court's decision on the motion is overruled, a trial on the merits would follow at which time the Company will again assert its current position, which already was adopted in the grant of the Company's summary judgment motion, and will assert its remaining claims against QSound.

     QSound has appealed and the appeal is pending. The Company expects that it will ultimately prevail in this case, and therefore, the disposition of this matter is not expected to have a material effect on the financial position or results of operations of the Company. However, the outcome of all litigation is to some extent unpredictable.

     The Company is not currently a party to any other legal actions and is not aware of any other pending claims. The Company anticipates, however, that from time to time it may be named as a party to legal actions in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was listed and commenced trading on the small capital market of NASDAQ on August 21, 1995 under the symbol "SPAZ". From July 14, 1992 to October 10, 1995, the Company's Common Stock traded on the Vancouver Stock Exchange ("VSE") in Canadian dollars under the symbol "SLB.V". Beginning October 10, 1995, the stock traded on the VSE in U.S. dollars under the symbol "SLB.U". On February 12, 1997 the Company delisted from the VSE and subsequent to such date has been trading only on NASDAQ. The following table sets forth the high and low sales price of the Company's Common Stock on its principal market for fiscal years 1995 and 1996:

                                                           HIGH (CDN. $)(1)     LOW (CDN. $)(1)
                                                           ----------------     ---------------
    PERIOD:
    1995
      First Quarter......................................       $4.15                $2.65
      Second Quarter.....................................       $5.63                $3.60
      Third Quarter(2)...................................       $7.25                $4.80
                                                            HIGH (U.S. $)        LOW (U.S. $)
                                                             ------------        ------------
      Third Quarter(3)...................................       $6.16                $4.31
      Fourth Quarter.....................................       $5.50                $3.38
    1996                                                    HIGH (U.S. $)        LOW (U.S. $)
                                                             ------------        ------------
      First Quarter......................................       $5.00                $3.75
      Second Quarter.....................................       $5.41                $4.00
      Third Quarter......................................       $5.06                $3.19
      Fourth Quarter.....................................       $3.88                $2.88

---------------
(1) Trading is in shares of the Company as listed on the Vancouver Stock Exchange ("VSE") expressed in Canadian dollars.

(2) The Company became active on NASDAQ on August 21, 1995. Prior to that date, shares were still traded on the VSE and expressed in Canadian dollars (July 1, 1995 to August 18, 1995).

(3) August 21, 1995 to September 30, 1995 are expressed in US Dollars as traded on NASDAQ.

     On March 13, 1997, the closing price reported by NASDAQ was U.S. $2.13. Stockholders are urged to obtain current market prices for the Company's Common Stock. Montreal Trust Company of Canada, Vancouver, B.C., was the transfer agent and registrar for the Company's Common Stock for the 1996 fiscal year. Beginning April 1, 1997, Harris Trust Company of California will become the new transfer agent.

RECORD HOLDERS

     To the Company's knowledge there were approximately 150 holders of record of the stock of the Company as of March 13, 1997. However, the Company's transfer agent has indicated that beneficial ownership is in excess of 1,600 shareholders.

DIVIDENDS

     The Company has not paid any cash dividends on its Common Stock and has no present intention of paying any dividends. The current policy of the Company is to retain earnings, if any, for use in operations and in the development of its business. The future dividend policy of the Company will be determined from time to time by the Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7. The selected data presented below under the headings "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1996 and 1995, as of and for four-month period ended December 31, 1994, and the years ended August 31, 1994, are derived from the consolidated financial statements of Spatializer Audio Laboratories, Inc. and subsidiaries, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995, the four-month period ended December 31, 1994, and the year ended August 31, 1994, and the report thereon, are included elsewhere in this Report.

                                                                                                          FISCAL YEAR
                                                                                    FOUR MONTH               ENDED
                                                 FISCAL YEAR ENDED AUGUST 31,      PERIOD ENDED   ---------------------------
                                               ---------------------------------   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1992        1993       1994(1)    1994(1 & 2)      1995(1)          1996
                                               ---------   ---------   ---------   ------------   ------------   ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $      --   $      97   $     140    $      187     $    1,230     $    2,024
Cost Of Revenues.............................         --         (55)        (61)          (25)           (79)          (186)
                                               ---------   ---------   ---------     ---------     ----------     ----------
Gross Profit.................................         --          42          79           162          1,151          1,838
Total Operating Expenses.....................     (1,039)     (2,120)     (1,808)       (1,339)        (4,403)       (27,042)(3)
Interest Income (Expense), Net...............        (29)        (25)        (79)          (16)            74            119
Income taxes.................................         --          --          --            --            (63)          (310)(4)
                                               ---------   ---------   ---------     ---------     ----------     ----------
Loss For The Period..........................  $  (1,068)  $  (2,103)  $  (1,808)   $   (1,193)    $   (3,241)    $  (25,395)
                                               ---------   ---------   ---------     ---------     ----------     ----------
Loss Per Common Share........................  $   (0.42)  $   (0.37)  $   (0.26)   $    (0.14)    $    (0.32)    $    (2.01)
                                               =========   =========   =========     =========     ==========     ==========
Weighted Average Common Shares(5)............  2,518,373   5,740,298   6,891,546     8,552,535     10,156,816     12,644,751
                                               =========   =========   =========     =========     ==========     ==========
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents....................  $     669   $     500   $   1,779    $    1,540     $    3,113     $    1,587
Working Capital..............................        278         (66)          6           982          3,159          2,092
Total Assets.................................        764         932       2,676         2,318          4,420          4,141
Advances From Related Parties................        332         433         539           517            325            113
Shareholders's Note Payable..................         --         292          --            --             --             --
Total Shareholders' Equity...................  $     361   $      69   $     288    $    1,367     $    3,697     $    3,268

---------------

(1) A Plan of Arrangement was completed on July 27, 1994 whereby the situs of the Company was moved to Delaware. Spatializer Audio Laboratories, Inc., a Delaware corporation, became the parent company for Spatializer-Yukon and DPI. The financial statements for this fiscal year reflect the consolidation of all three entities.

(2) Not comparative.

(3) Includes two one-time significant items. The first significant item is a Compensation Expense of $20,218,450 associated with the transfer of the Company's performance shares from Canadian Escrow into a new escrow arrangement which will provide for the release of the performance shares over the next six years. Based on the revised escrow arrangement, which primarily converts the escrow shares release from performance criteria to time-based criteria, the Company recorded compensation expense on the date the new escrow arrangement terms were accepted by the Company. The second significant item is an In-Process Research & Development ("IPR&D") expense of $680,000 related to the allocation of costs incurred as a result of the MultiDisc Technologies, Inc. ("MDT") subsidiary's asset acquisition in June 1996.

(4) The Company incurred and paid Canadian income taxes in the amount of $249,000 during the year associated with the liquidation of Spatializer-Yukon, the Company's Canadian predecessor.

(5) Loss per share has been calculated based on the weighted average number of common shares outstanding including escrowed performance shares, which are factored into the calculation as of December 30, 1996, the date on which the British Columbia Securities Commission ("BCSC") issued its consent to the Company's revised escrow arrangement. Common stock equivalents have not been included in the calculation of primary loss per share for all periods as the effect of including such securities would be antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31,
1995

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. (the "Company") for the year ended December 31, 1996, compared with the year ended December 31, 1995, the year ended December 31, 1995, compared with the year ended December 31, 1994 and for the four-month period ended December 31, 1994 compared with the four-month period ended December 31, 1993.

RESULTS OF OPERATIONS

REVENUES

     The Company reported increased revenues of 65% or $794,000, reaching $2,024,000 for the year ended December 31, 1996, compared to $1,230,000 for the year ended December 31, 1995. Revenues include sales of professional recording systems, consumer products, license issuance fees and royalties pertaining to the Spatializer(R) analog integrated circuit ("IC").

     The growth in revenues reflect the Company's transition to recurring running royalties. In 1995 the majority of the Company's licensing revenues were derived from one-time, up-front license issuance fees. In contrast, a substantial portion of the licensing revenues for 1996 are derived primarily from running royalties based on usage and include revenues from four major customers. In 1996 these major customers represent 25%, 24%, 14% and 12%, respectively. The full impact of the increase in recurring royalties was not felt during 1996, as a portion of the revenue stream was offset by non-refundable advanced royalties reported in 1995. As of December 31, 1996, the majority of these advance royalties had been offset, resulting in the future recognition of revenue on a basis concurrent with unit shipments.

     During the year, the Company offered a new streamlined "bundled" royalty agreement with its foundries. The bundled royalty agreement is designed to accelerate revenues and to simplify the selling process of the Spatializer(R) IC. Foundries will continue to pay a royalty as the IC is manufactured and shipped to Original Equipment Manufacturers (OEM's), however, the new agreement makes it easier for foundries to sell the ICs to OEMs by eliminating the need to negotiate a separate royalty with the OEMs. In this new bundled agreement the OEM royalty is "bundled" in the chip price and paid directly by the IC Foundry thus accelerating the receipt of such royalties to the Company. OEMs sign a simplified Logo Usage Agreement

("LUA") in order to promote the usage of the Spatializer(R) IC. Twenty-four new licensees were added during the year, bringing the total to fifty-one Foundry and OEM licensees.

     The new licensees were a result of a combination of the new "bundled" licensing agreement, introduction of the Company's N22(TM) -- Digital Virtual Surround(TM) technologies for multi-channel discrete digital audio systems for DVD/DVD-ROM, Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95 ("PT-3D(TM)"), and a favorable ruling by the Court in the intellectual property litigation with QSound Labs, Inc.

     The Company increased product sales through sales of its first consumer product, the HTMS-2510(TM). Product sales for the year ended December 31, 1996, represent approximately 17% of revenues compared with only 5% for the same period in 1995. Due to unsatisfactory sales performance, the Company plans to move away from such hardware products and to concentrate on the higher-margin software products such as PT-3D(TM). The Company expects the majority of revenues to continue to come from licensing activities.

     Gross profit for the year ended December 31, 1996, was approximately 91% as compared with 94% for same period in 1995. Profit margins are high as the majority of revenues are derived from licensing activities which carry low direct costs. The reduction in gross profit is due to the above referenced increase in product sales during 1996 since the margin on product sales is lower than licensing margins.

OPERATING EXPENSES

     The Operating expenses for the year ended December 31, 1996 reflect two significant non-recurring items which occurred in 1996. The first significant item is for a Compensation expense of $20,218,450 associated with the transfer of the Company's performance shares from Canadian Escrow into a new escrow arrangement which will provide for the release of the performance shares for a period up to six years. The second significant item is for In-Process Research & Development ("IPR&D") of $680,000 related to the allocation of costs incurred as a result of the MultiDisc Technologies, Inc. ("MDT") subsidiary's asset acquisition in June 1996.

     After adjusting for the two one-time items listed above, operating expenses for the year ended December 31, 1996, increased by approximately 40% or $1,740,000, for a total of $6,144,000 compared to $4,404,000 for the same year in 1995. This increase can be attributed primarily to the added costs of operations related to the Company's new MDT subsidiary, increased efforts of Sales and Marketing including the launch of an aggressive advertising campaign for the HTMS-2510, as well as the effects of a fully staffed operation at the Desper Products, Inc. ("DPI").

GENERAL AND ADMINISTRATIVE

     General and administrative costs remained relatively flat with a minor decrease of approximately 2% or $51,000, to $2,329,000 for the year ended December 31, 1996 as compared with $2,380,000 for the same period in 1995. The change is primarily the result of increased payroll and payroll related costs and financial reporting costs, offset by savings in travel, external accounting fees, and consulting and temporary help.

     Payroll and Payroll Related

          Payroll and payroll related costs increased approximately 22%, or $151,000, to $831,000 for the year ended December 31, 1996 as compared with $680,000 for the same period in 1995. The increase is attributed to the increase in staff from ten full-time staff in 1995 to eleven full-time staff and one part-time staff in 1996. The increase in staff count is related primarily to additional workloads due to regulatory reporting requirements, the support of pursuing new product launches, and the support requirements of the Company's newest subsidiary, MDT. The increase is also reflective of a transition from temporary staff and consultants to permanent employees.

     Financial Reporting

          Financial reporting costs relate to regulatory filing requirements of the SEC and NASDAQ as well as printing of such materials for investor relations, financial analysts, and sales and marketing purposes.

     The costs for the Company's first Annual Report and Form 10-K along with quarterly Form 10-Q financial reportings were $150,000 for the year ended December 31, 1996. No similar documents were produced for marketing purposes in the prior year and therefore, there are no comparable costs in 1995.

     Travel and Travel Related

          Travel and travel related costs decreased by approximately 38% or $50,000, to $81,000 for the year ended December 31, 1996 as compared with $131,000 for the same period in 1995. The decrease in travel and travel related costs are directly associated with travel during 1995 to Europe and the Pacific Rim to report on the Company and its products in those areas.

     Consulting Fees and Temporary Help

          Consulting fees and temporary help decreased by approximately 43%, or $101,000, for a total of $135,000 for the year ended December 31, 1996, compared to $236,000 for the same year in 1995. The reduction in costs relates to the completion of multiple consulting projects in 1995 including the analysis of technologies for potential acquisition and the permanent hire or elimination of temporary staff in the 1996 period. In addition, the three-month period ended December 31, 1995 included a third party patent analysis conducted in connection with the patent infringement lawsuit which was decided in the Company's favor in August 1996.

     Legal Fees

          Legal fees decreased approximately 37%, or $193,000, for a total of $331,000 for the twelve month period ended December 31, 1996, compared to $524,000 for the same twelve month period in 1995. This decrease is primarily the result of reduced litigation related fees and costs after August 1996 when the Court granted the Company's motion for summary judgment against a competitor's assertions of patent infringement. The competitor has appealed, therefore, additional litigation fees and costs will be incurred by the Company in connection with this matter.

     General Operating

          General operating costs were approximately $800,000 for both of the years ended December 31, 1996 and 1995. These costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs. The lack of increase is the direct result of internal cost controls and cost savings measures taken by the Company including the streamlining of agreements with outside service companies to reduce such costs.

RESEARCH AND DEVELOPMENT

     The research and development activity grew substantially in 1996 with the added operations of the Company's new subsidiary, MDT commencing in June. In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI and introduced both the Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95 and N22(TM) -- Digital Virtual Surround technologies for multi-channel discrete audio systems in DVD/DVD-ROM and Home Theater products during the year. All research and development activities and related costs continue to be expensed in the period incurred.

     To support these efforts research and development costs increased by approximately 199% or $1,238,000, to $1,860,000 for the year ended December 31, 1996, compared to $622,000 for the same year in 1995. The increase relates primarily to expenses incurred of $843,000 related to the Company's newly formed subsidiary MDT which began operating in June 1996, along with a fully-staffed operation at DPI.

     Payroll and Payroll Related

          Payroll and payroll related costs for the Research and Development Department increased approximately 118% or $636,000, to $1,174,000 for the year ended December 31, 1996 as compared with

     $538,000 for the same period in 1995. The increase is attributed to the increase in staff to fifteen in 1996. The increase in staff includes seven staff members involved in the MDT research and development efforts as well as additional staff costs of DPI which is now operating with employees rather than outside contractors.

          The Company's new subsidiary, MDT, which began operations on June 24, 1996, represented approximately 43% or $505,000 of the department's payroll and payroll related costs for the year ended December 31, 1996.

     Technology and Product -- Engineering and Development

          Research & engineering costs, other than payroll and payroll related, increased substantially to approximately $686,000 for the year ended December 31, 1996 compared to $84,000 for the same period in 1995. The increase is primarily related to the six-months of operations of the Company's new subsidiary, MDT. Costs during future periods are expected to increase as the activities of MDT proceed towards the development of its network based compact disc/DVD server technologies.

SALES AND MARKETING

     Sales and marketing costs increased approximately 40%, or $554,000, for a total of $1,955,000 for the year ended December 31, 1996, compared to $1,401,000 for the same year in 1995. The increase is attributed to payroll and payroll related costs and advertising costs related to a continued advertising and promotional campaign directed at the consumer and computer marketplaces.

     Payroll and Payroll Related

          Payroll and payroll related costs for the Sales and Marketing Department increased approximately 67% or $284,000, to $706,000 for the year ended December 31, 1996 as compared with $422,000 for the same period in 1995. The increase is attributed to the increase in staff from ten in 1995 to twelve in 1996, increases in medical insurance due to new hires with family coverage, and timing issues with staffing changes.

     Advertising and Trade Show Related

          Advertising which includes publicity, public relations, and press release costs and trade show related costs increased approximately 104%, or $210,000, for a total of $411,000 for the year ended December 31, 1996, compared to $201,000 for the same year in 1995. The increase is attributed to supporting the introduction of the first Spatializer brand consumer hardware product, the HTMS-2510(TM) into the consumer market place as well to public relations and publicity related to the development of an organized advertising and promotional campaign directed at the consumer and computer marketplaces to achieve name brand recognition. In addition, the increase in trade show costs is related primarily to a larger presence at Winter Consumer Electronic Show ("CES") '96 where the Company introduced the HTMS-2510(TM).

     Other Sales and Marketing

          Other costs including travel and entertainment, brochure and promotional literature, outside services and general operating costs increased approximately 8% or $60,000, for a total of $838,000 for the year ended December 31, 1996, compared to $778,000 for the same year in 1995. These areas all increased to support the overall increased sales effort for both the Company's licensing and product activities.

NET LOSS

     The Company incurred the following significant, non-recurring items in 1996 which aggregated $21,147,000. Including these non-recurring items the Company reported a net loss for fiscal year 1996 of $25,395,000.

     - The Company recorded a one-time non-cash financial statement charge to earnings of $20,218,000 in the fourth quarter upon final consent by the BCSC to the modification of the Company's performance share escrow arrangement. Under the revised arrangement the Company's 5,776,700 "Performance Shares" (representing approximately 24 percent of fully diluted shares outstanding at December 31, 1996) became subject to a new escrow arrangement under which the shares will be released under a six year passage of time.

       The overall modification was approved by the Company's shareholders in August 1996. Under the revised arrangement, the performance shares will be released automatically as follows: 5% on June 22, 1997; 5% on June 22, 1998; 10% on June 22, 1999; 20% on June 22, 2000; 30% on June 22, 2001;
       and 30% on June 22, 2002. In addition to the automatic releases, performance shares can be released based on the cash flow release criteria contained in the original June 22, 1992 escrow agreement although, to maintain a stable market in the Company's stock, in any year not more than 30% of the shares will be released, based on the cash flow criteria.

       Under the revised escrow arrangement, the performance shares will vest provided the individual has not voluntarily terminated his/her service to the Company prior to applicable vesting dates. Any individual who is involuntarily terminated by the Company has his/her unvested performance shares automatically accelerated to them. The Board, in its discretion, may allow an individual who has voluntarily terminated his/her service to keep a portion or all of his/her unvested performance shares.

       Based on the revised escrow arrangement, which modifies the escrow shares release from performance criteria to include a time-based criteria as well, the Company recorded as compensation expense the excess of the fair market value of the 5,776,700 performance shares on the date the Company accepted the terms of the new escrow arrangement over the purchase price of such escrow shares.

       All of the performance shares are included in the issued and outstanding shares for the twelve-month periods ended December 31, 1996, and 1995.

       For financial reporting purposes, such shares were treated as issued and outstanding but were not reflected in the calculation of loss per common share until earned by and released to the holders as they would be antidilutive. At December 31, 1995, no performance shares had been earned out. At December 31, 1996 these shares are included in the calculation of loss per common share beginning December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed arrangement as discussed above.

     - The Company recorded a one-time charge to earnings in June 1996, in the amount of $680,000 as "In Process Research & Development" in connection with its MultiDisc Technologies CD/DVD robotics system technology acquisition.

     - Lastly, in connection with the liquidation of its Canadian predecessor, the Company incurred and paid Canadian income taxes in the amount of $249,000.

     After adjusting for the above referenced one-time items, the net loss for the year ended December 31, 1996, totaled $4,248,000, compared to a net loss of $3,241,000 in 1995, an approximate increase of 31%, or $1,007,000. The increased loss includes operating expenses incurred of $843,000 related to the Company's newly formed subsidiary MDT which began operating in June 1996.

     During the last quarter of 1996, the Company completed the first phase of re-organization of its Desper Products, Inc. audio signal processing business by relocating the East Coast engineering facilities from Boston, Massachusetts to Mountain View, California. The Company also closed its southern California research facility. In addition, the Company has implemented other cost cutting measures during the first quarter of 1997. In an effort to reduce 1997 operating costs from 1996 levels.

FOR THE YEAR ENDED DECEMBER 31, 1995, COMPARED TO THE YEAR ENDED DECEMBER 31,
1994

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. (the "Company") for the year ended December 31, 1995, compared with the year ended December 31, 1994, for the four-month period ended December 31, 1994 compared with the four-month period ended December 31, 1993, and the fiscal year ended August 31, 1994 compared with the fiscal year ended August 31, 1993.

     On December 13, 1994, the Board of Directors approved a change in the Company's year from a fiscal year end of August 31 to a fiscal year end of December 31 resulting in a four-month transition period which is stated in the financials. For comparative purposes of discussion and analysis the financial results of both twelve-month periods ended December 31, 1994 and 1995 are listed in the table below:

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1995             1994
                                                                ------------     ------------
                                                                                 (UNAUDITED)
    REVENUES:
      Product Revenues........................................  $     63,507     $     93,480
      Licensing Revenues......................................     1,166,713          220,090
                                                                 -----------      -----------
                                                                   1,230,220          313,570
              Cost of Revenues................................        78,854           81,806
                                                                 -----------      -----------
      Gross Profit............................................     1,151,366          231,764
                                                                 -----------      -----------
    OPERATING EXPENSES:
      General and Administrative..............................     2,443,379        1,304,415
      Research and Development................................       622,484          434,347
      Sales and Marketing.....................................     1,400,794          840,734
                                                                 -----------      -----------
                                                                   4,466,657        2,579,496
              Operating Loss..................................    (3,315,291       (2,347,732)
      Interest Income.........................................       113,701           22,979
      Interest Expense........................................       (39,695)        (113,642)
                                                                 -----------      -----------
              Net Loss........................................  $ (3,241,285)    $ (2,438,395)
                                                                 ===========      ===========
              Net Loss Per Common Share.......................  $      (0.32)    $      (0.32)
                                                                 ===========      ===========
      Weighted Average Common Shares..........................    10,156,816        7,618,925
                                                                 ===========      ===========

RESULTS OF OPERATIONS

REVENUES

     The Company showed a substantial increase in revenues of 292% or $916,650, reaching $1,230,220 for the year ended December 31, 1995, compared to $313,570 for the twelve month period ended December 31, 1994. Revenues include sales of professional recording systems, license issuance fees and royalties pertaining to the analog IC. This growth occurred as the Company emerged from the development stage during the third quarter of 1995 with a total of three Foundry and twenty-four OEM license agreements as of the end of 1995. The increase in revenues is substantially from license issuance fees and running royalties associated with the increased number of Foundry and OEM license agreements for the Company's IC. The gross profit was approximately 94% of revenues as the majority of sales are associated with license and royalty revenues which have little or no direct costs associated with them. A significant portion of the Company's ongoing revenue will be derived from royalties payable by the OEMs as IC's are incorporated into existing or new products manufactured and sold by the OEMs. As a result, the Company will continue to earn royalty revenues from

IC's shipped by the foundries in 1995 as these IC units are incorporated into products sold in 1996 by the OEM's

OPERATING EXPENSES

     Operating expenses for the twelve month period ended December 31, 1995, totaled $4,466,657 compared to $2,579,496 for the same twelve month period in 1994. The increase of approximately 73% or $1,887,161, can be attributed primarily to increased payroll costs for personnel brought on to sustain the growth of the Company as it emerged out of the development stage and to support the increased demands of its current licensing and product operations.

     Payroll and Payroll Related Costs

          Payroll and payroll related costs showed increases throughout the Company as growth was experienced in all three departments (General & Administrative, Sales & Marketing and Research & Development). Salary and direct salary related costs increased by approximately 72% or $680,034, for a total of $1,623,790 for the twelve month period ended December 31, 1995, compared to $943,756 for the same twelve month period in 1994. At December 31, 1994, the Company had 20 employees. By December 31, 1995, the staff size had grown to 29 employees.

          Of the three departments, Sales & Marketing had the largest increase of approximately 194% or $422,771, for a total of $640,854 for the twelve month period ended December 31, 1995, compared to $218,083 for the same twelve month period in 1994. The increase in Sales & Marketing can be attributed to the first full year of operations at the Mountain View, CA office which was leased in late 1994 and included the hiring of the Vice President of Sales and Marketing as well as additional sales staff. At December 31, 1994, this department had 5 employees. By December 31, 1995, this department had grown to 10 employees.

          General & Administrative increased approximately 48% or $211,205, for a total of $653,941 for the twelve month period ended December 31, 1995, compared to $442,736 for the same twelve month period in 1994. The increase in General & Administrative can be attributed to additional regulatory reporting requirements as well as administrative support for additional personnel throughout the Company. At December 31, 1994, there were 3 employees in the Finance and Accounting department and 4 employees in the Administration and Investor Relations department for a total General and Administrative staff size of 7 employees. By December 31, 1995, both departments had grown to 5 employees for a total General and Administrative staff size of 10 employees.

          Research & Development had an increase of approximately 16% or $46,058, for a total of $328,995 for the twelve month period ended December 31, 1995, compared to $282,937 for the same twelve month period in 1994. The increase can be attributed to a full year of operation at the Company's East Coast office which opened in late 1994 with an engineering staff hired to pursue research and development ideas aimed at improving existing products and creating new products and product concepts. At December 31, 1994, this department had 8 employees. By December 31, 1995, this department had grown to 9 employees.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses (less payroll and payroll related costs discussed above, of $653,941 and $442,736 for the year ended December 31, 1995 and 1994 respectively) consisting primarily of professional and consulting fees, investor relations, and other operating costs, increased by approximately 108% or $927,759, for a total of $1,789,438 for the twelve month period ended December 31, 1995, compared to $861,679 for the same twelve month period in 1994. The majority of this increase can be attributed to the expanding focus on investor relations and legal fees incurred in connection with the registration with the Securities and Exchange Commission ("SEC"), the NASDAQ listing, the liquidation of Spatializer Audio Laboratories, Inc. -- Yukon and with patent litigation costs.

     Professional Fees

          Legal fees increased approximately 94%, or $254,422, for a total of $523,773 for the twelve month period ended December 31, 1995, compared to $269,351 for the same twelve month period in 1994. This increase is attributed to fees incurred in connection with the following: the patent litigation filed in October 1994; filing requirements for the SEC related to the Company's August 1995 registration with the SEC and NASDAQ listing; fees incurred with private placements; trademark research; licensing negotiations; and the liquidation of Spatializer Audio Laboratories, Inc. -- Yukon.

     Outside Services and Consulting

          Outside services and consulting fees increased 448%, or $193,215, for a total of $236,327 for the twelve month period ended December 31, 1995, compared to $43,112 for the same twelve month period in 1994. These costs consist of personnel search fees associated with the hiring of additional employees, consulting fees associated with expanded corporate finance activities and payments to consultants and other personnel working on a part-time or special-project basis.

     Investor Relations Costs

          Investor relations costs increased approximately 58%, or $101,381, for a total of $275,443 for the twelve month period ended December 31, 1995, compared to $174,062 for the same twelve month period in 1994. The increased costs were incurred to accommodate increased interest in the Company and to keep the investment community informed of corporate developments.

     Other Operating Costs

          Other operating costs including rents, office supplies, travel and telephone increased by approximately 101%, or $378,741, for a total of $753,895 for the twelve month period ended December 31, 1995, compared to $375,154 for the same twelve month period in 1994. These costs reflect the increased costs of additional personnel and new office space leased in Woodland Hills, CA, during 1995.

RESEARCH AND DEVELOPMENT COSTS

     The Company incurs costs in the identification, validation and development of new product ideas, and all such costs are expensed in the period incurred. During the twelve month period ended December 31, 1995, Research & Development expenditures increased as the Company had resources to allocate to this effort and its understanding of market and product needs matured. These increased efforts resulted in the design of three additional IC's which will be available through foundries in the first quarter of 1996. In addition, several consumer products were designed and will be brought to market over the first and second quarters of 1996.

     Research and development expenses (less payroll and payroll related costs discussed above, of $328,995 and $282,937 for the year ended December 31, 1995 and 1994 respectively) increased approximately 94%, or $142,079, for a total of $293,489 for the twelve month period ended December 31, 1995, compared to $151,410 for the same twelve month period in 1994. The increase can be attributed to engineering costs incurred in research and prototype development for new hardware and software products as well as the completion of development on the Company's first consumer product, the HTMS-2510(TM), which was introduced during the first quarter of 1996.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses (less payroll and payroll related costs discussed above, of $640,854 and $218,083 for the year ended December 31, 1995 and 1994 respectively) increased approximately 22%, or $137,289, for a total of $759,940 for the twelve month period ended December 31, 1995, compared to $622,651 for the same twelve month period in 1994. The increase is attributed to public relations and publicity related to the development of an organized advertising and promotional campaign directed at the consumer and computer marketplaces. Efforts to achieve name brand recognition increased greatly in 1995 when the first OEM products, incorporating the Spatializer IC, were introduced to US markets. In addition, company and product information became available on the Company's web site (http://www.spatializer.com).

NET LOSS

     The net loss for the twelve month period ended December 31, 1995, totaled $3,241,285 or $(0.32) per share, compared to a net loss of $2,438,395 or $(0.32)
per share in the same twelve month period in 1994. The increase in the net loss is attributed to the growth of the Company necessary to implement its current licensing and product operations primarily related to added personnel and office locations along with associated overhead. The increase in net loss can also be attributed to research and development of new products, an expanding focus on investor relations, legal fees and an organized advertising and promotional campaign.

FOR THE FOUR-MONTH PERIODS ENDED DECEMBER 31, 1994 AND 1993

REVENUES

     Revenues include sales of professional recording systems and license issue fees and royalties pertaining to the analog IC. Revenues of approximately $187,000 for the four-month period ended December 31, 1994 reflect a substantial increase over revenues of approximately $9,000 for the similar period in the prior year. This increase can be primarily attributed to licensing revenues derived from the IC which was first introduced in July 1994 and for which revenues were first recorded in fiscal year ended August 31, 1994. Sales of the professional systems to date have not varied by season. Licensing revenues to date for the analog IC have not been sufficient to establish any pattern that would determine seasonality in sales results.

OPERATING EXPENSES

GENERAL AND ADMINISTRATIVE

     General and administrative expenses, which consisted substantially of professional and consulting fees, investor relations and payroll costs, increased approximately 157%, or $374,000, from $238,000 for the four-month period ended December 31, 1993 to $612,000 for the four-month period ended December 31, 1994. This increase can be attributed to the hiring of additional personnel, an expanding focus on investor relations and legal fees incurred in connection with patent prosecution.

     General and Administrative Payroll

          Payroll costs rose approximately 58%, or $57,000, from $99,000 for the four-month period ended December 31, 1993 to $156,000 for the four-month period ended December 31, 1994. The increase can be attributed to the addition of administrative and finance personnel in late 1994 to assist with increased workload, to organize new product launches and to pursue new product ideas.

     Professional and Consulting Fees

          Legal fees increased approximately 198%, or $97,000, from $49,000 for the four-month period ended December 31, 1993 to $146,000 for the four-month period ended December 31, 1994. This increase can be attributed to fees incurred in late 1994 for private placement transactions, fees incurred in a patent infringement lawsuit filed in October 1994 and developing standard licensing agreements and finalizing terms of various licensing arrangements for the IC.

     Investor Relations Costs

          Investor relations costs increased $155,000 from $20,000 for the four-month period ended December 31, 1993 to $175,000 for the four-month period ended December 31, 1994. These costs were incurred to accommodate increased interest in the Company and to keep the investment community informed of corporate developments.

RESEARCH AND DEVELOPMENT

     The Company incurs costs in the identification, validation and development of new product ideas, and all such costs are expensed in the period incurred. Historically, research and development expenditures by the Company have been limited by the lack of sufficient resources. The market for products is characterized by continuing technological change. Management expects research and development expenditures to increase in the future as resources permit.

     Research and development expenses increased approximately 58%, or $67,000, from $116,000 for the four-month period ended December 31, 1993 to $183,000 for the four-month period ended December 31, 1994. The increase can be attributed to engineering costs incurred in the evaluation of development alternatives and costs incurred in developing prototypes as the Company pursued the development of several new products expected to be launched during 1995.

     Research and Development Payroll

          Payroll costs increased 36%, or $27,000, from $75,000 for the four-month period ended December 31, 1993 to $102,000 for the four-month period ended December 31, 1994. During the latter period, the Company opened a Licensing and Technical Support office on the East Coast and engineers were hired at this office to pursue research and development ideas aimed at improving existing products and creating prospects for new products.

     Prototyping Costs

          Prototyping costs increased approximately 258%, or $31,000, from $12,000 for the four-month period ended December 31, 1993 to $43,000 for the four-month period ended December 31, 1994. During the period ended December 1993, the Company's focus was on marketing the newly-introduced PRO Spatializer(R). During the period ended December 1994, the Company was focused on the evaluation of development alternatives and costs were incurred in developing prototypes of potential new products.

SALES AND MARKETING

     Sales and marketing expenses increased approximately 213%, or $370,000, from $174,000 for the four-month period ended December 31, 1993 to $544,000 for the four-month period ended December 31, 1994. In 1994, the Company increased its sales and licensing efforts in anticipation of the commercial availability of the MEC IC and in anticipation of the introduction of OEM products incorporating the MEC IC. Costs included those associated with the opening of a sales office in the Silicon Valley area, attendance at trade shows and a new advertising campaign.

     Sales and Marketing Payroll

          Payroll costs for sales and marketing increased approximately 163%, or $83,000, from $51,000 for the four-month period ended December 31, 1993 to $134,000 for the four-month period ended December 31, 1994. The increase was attributable to the opening of the sales office in the Silicon Valley, a growing sales effort and personnel costs, and the hiring of a Vice President of Sales and Marketing.

     Advertising and Promotional Costs

          Costs of sales and marketing increased substantially from $7,000 for the four-month period ended December 31, 1993 to $65,000 for the four-month period ended December 31, 1994. The increase can be attributed to the development of a significant advertising and promotional campaign directed at the consumer and computer marketplaces, including retaining an advertising agency specializing in these markets.

     Trade Show Costs

          Trade show costs increased significantly from $16,000 for the four-month period ended December 31, 1993 to $207,000 for the four-month period ended December 31, 1994 and were applied principally to marketing the IC, particularly at trade shows directed to the computer and consumer electronics marketplaces.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $1,587,000 in cash and cash equivalents as compared to $3,113,000 at December 31, 1995. The decrease in cash and cash equivalents is attributed to cash used for the MDT acquisition of assets, cash used in operating activities, the purchase of fixed assets and the retirement of a portion of the related party advances offset by cash received from operations and common stock issuances, including private placements, warrant and option exercises. The Company had working capital of $2,092,000 at December 31, 1996 as compared with $3,159,000 at December 31, 1995. The Company's future cash flow from operations will come primarily from Foundry and OEM royalties. At December 31, 1996 the Company had three Foundry licensees and forty-eight OEM Licensees as compared with three Foundry Licensees and twenty-four OEM Licensees at December 31, 1995.

     The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company owed $112,500 to related parties as of December 31, 1996 as compared to $325,061 at December 31, 1995.

     During the first quarter 1997, the Company raised $2,000,000 through a private placement of 1,600,000 units in the Company consisting of a share of common stock and one-half of one non-transferable share purchase warrant. The proceeds of the financing is currently expected to be utilized to finance the Company's research and development activities in its MultiDisc Technologies ("MDT") business unit and for working capital reserves. However, such proceeds may be used at the Company's discretion to fund working capital needs or other obligations as they come due. In addition, the Company has the ability to curtail certain activities including, but not limited to, MDT related research and development, if necessary in order to meet its commitments. The Company also agreed to modify certain outstanding one year warrants to purchase 155,000 shares of stock issued in May and June, 1996 by adjusting the exercise price to an amount consistent with the current market price of the Company's stock ($1.75
US) and by adjusting the shares under warrant to 310,000 shares. Funds generated by these financing activities as well as cash generated from operations is expected to be sufficient for the Company to meet its obligations during the next twelve months. However, additional sources of financing including debt, equity or strategic investments may be required to fund capital expenditures, acquisitions, research and development and marketing costs related to such activities.

NET OPERATING LOSSES

     At December 31, 1996, the Company had $35,100,000 in net operating loss carryforwards for financial reporting purposes and $15,400,000 for income tax purposes. The Company's ability to utilize approximately $900,000 of these tax losses which accrued during 1994 against future income may be restricted as a result of the change in year-ends to December 31, 1994. The net operating loss carryforwards expire through 2011.

INFLATION

     The Company believes that the moderate inflation rate of the 1990's has not impacted its operations.

ITEM 8.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spatializer Audio Laboratories, Inc.:

     We have audited the consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995, the four-month period ended December 31, 1994, and the year ended August 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, the four-month period ended December 31, 1994 and the year ended August 31, 1994, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Los Angeles, California
February 21, 1997, except for Note 15,
which is as of March 7, 1997

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1996             1995
                                                                  ------------     ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents.....................................  $  1,587,395     $  3,113,057
  Accounts Receivables, net of allowance for doubtful accounts
     of $90,000 at December 31, 1996............................       820,856          412,010
  Inventory.....................................................       296,539          262,131
  Prepaid Expenses and Deposits.................................       260,984           94,068
                                                                   -----------      -----------
          Total Current Assets..................................     2,965,774        3,881,266
Fixed Assets, Net (Note 3)......................................       622,856          294,803
Intangible Assets, Net (Note 4).................................       451,733          243,532
Other Assets....................................................       100,832               --
                                                                   -----------      -----------
                                                                  $  4,141,195     $  4,419,601
                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..............................................  $    403,870     $    180,046
  Accrued Liabilities...........................................       333,152          203,530
  Advances from Related Parties (Note 5)........................       112,500          325,061
  Notes Payable.................................................        23,800           13,493
                                                                   -----------      -----------
          Total Current Liabilities.............................       873,322          722,130
                                                                   -----------      -----------
Shareholders' Equity:
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
     no shares issued or outstanding............................            --               --
  Common shares, $.01 par value, 50,000,000 shares authorized,
     19,115,429 and 17,457,531 shares issued and outstanding at
     December 31, 1996 and 1995 respectively (Note 7)...........       191,154          174,575
  Additional Paid-In Capital....................................    38,527,775       13,578,782
  Accumulated Deficit...........................................   (35,451,056)     (10,055,886)
                                                                   -----------      -----------
          Total Shareholders' Equity............................     3,267,873        3,697,471
                                                                   -----------      -----------
                                                                  $  4,141,195     $  4,419,601
                                                                   ===========      ===========

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEAR ENDED               FOUR MONTH
                                       ----------------------------      TRANSITION
                                                         DECEMBER       PERIOD ENDED     YEAR ENDED
                                       DECEMBER 31,         31,         DECEMBER 31,     AUGUST 31,
                                           1996            1995             1994            1994
                                       ------------     -----------     ------------     -----------
Revenues:
  Product Revenues...................  $    336,849     $    63,507     $     37,403     $    64,741
  Licensing Revenues.................     1,687,338       1,166,713          150,005          75,584
                                       ------------     -----------      -----------     -----------
                                          2,024,187       1,230,220          187,408         140,325
  Cost of Revenues...................       185,540          78,854           25,196          61,433
                                       ------------     -----------      -----------     -----------
                                          1,838,647       1,151,366          162,212          78,892
                                       ------------     -----------      -----------     -----------
Operating Expenses:
  General and Administrative.........     2,329,333       2,380,472          612,226         968,090
  Research and Development...........     1,860,400         622,484          182,557         363,257
  Sales and Marketing................     1,954,527       1,400,794          544,264         476,391
  Compensation Expense (Note 8)......    20,218,450              --               --              --
  In-Process Research & Development
     (Note 9)........................       679,684              --               --              --
                                       ------------     -----------      -----------     -----------
                                         27,042,394       4,403,750        1,339,047       1,807,738
                                       ------------     -----------      -----------     -----------
     Operating Loss..................   (25,203,747)     (3,252,384)      (1,176,835)     (1,728,846)
Interest Income......................       132,883         113,701           20,192           7,647
Interest Expense.....................       (13,769)        (39,695)         (36,618)        (87,188)
                                       ------------     -----------      -----------     -----------
                                            119,114          74,006          (16,426)        (79,541)
                                       ------------     -----------      -----------     -----------
Loss Before Income Taxes.............   (25,084,633)     (3,178,378)      (1,193,261)     (1,808,387)
Income Taxes (Note 10)...............      (310,537)        (62,907)              --              --
                                       ------------     -----------      -----------     -----------
     Net Loss........................  $(25,395,170)    $(3,241,285)    $ (1,193,261)    $(1,808,387)
                                       ============     ===========      ===========     ===========
     Net Loss Per Common Share.......  $      (2.01)    $     (0.32)    $      (0.14)    $     (0.26)
                                       ============     ===========      ===========     ===========
Weighted Average Common Shares
  Outstanding........................    12,644,751      10,156,816        8,552,535       6,891,546
                                       ============     ===========      ===========     ===========

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOUR MONTH
                                                         YEAR ENDED                TRANSITION
                                                -----------------------------        PERIOD        YEAR ENDED
                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     AUGUST 31,
                                                    1996             1995             1994            1994
                                                ------------     ------------     ------------     -----------
Cash Flows from Operating Activities:
  Net Loss....................................  $(25,395,170)    $ (3,241,285)    $ (1,193,261)    $(1,808,387)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and Amortization............       130,057           79,719           20,201          73,600
     Compensation Expense (Note 8)............    20,218,450               --               --              --
     In-Process Research and Development (Note
       9).....................................       679,684               --               --              --
  Net Change in Assets and Liabilities:
     Accounts Receivable......................      (408,846)        (319,604)         240,442        (307,184)
     Inventory................................       (34,408)         (22,419)          16,487         (61,164)
     Prepaid Expenses and Deposits............      (166,916)         (31,814)         (36,661)        (20,066)
     Accounts Payable.........................       223,824          (73,885)          44,472          74,323
     Accrued Liabilities......................       129,622           35,305           92,094          72,696
     Other Assets.............................      (100,832)              --               --              --
                                                ------------      -----------      -----------     -----------
Net Cash Used in Operating Activities.........    (4,724,535)      (3,573,983)        (816,226)     (1,976,182)
                                                ------------      -----------      -----------     -----------
Cash Flows from Financing Activities:
  Issuance of Common Shares...................     4,747,122        5,572,142        1,493,725       2,008,386
  Subscriptions Advance.......................            --               --               --       1,556,000
  Repayment of Subscription Loan..............            --               --         (778,000)             --
  Due to Related Parties......................      (212,561)        (192,221)         (21,818)        106,306
  Issuance of Notes Payable...................        26,213               --            5,105           7,751
  Repayments of Notes Payable.................       (15,907)             972             (198)       (291,958)
                                                ------------      -----------      -----------     -----------
Net Cash Provided by Financing Activities.....     4,544,867        5,380,893          698,814       3,386,485
                                                ------------      -----------      -----------     -----------
Cash Flows from Investing Activities:
  Purchase of Fixed Assets....................      (240,720)        (164,175)        (116,998)        (33,327)
  Increase in Intangible Assets...............       (43,118)         (69,544)          (5,200)       (116,044)
  MDT Asset Acquisition (Note 9)..............    (1,062,156)              --               --              --
                                                ------------      -----------      -----------     -----------
Net Cash Used in Investing Activities.........    (1,345,994)        (233,719)        (122,198)       (149,371)
                                                ------------      -----------      -----------     -----------
Foreign Exchange Adjustment...................            --               98               --          18,946
                                                ------------      -----------      -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents.................................    (1,525,662)       1,573,289         (239,610)      1,279,878
Cash and Cash Equivalents, Beginning of
  Period......................................     3,113,057        1,539,768        1,779,378         499,500
                                                ------------      -----------      -----------     -----------
Cash and Cash Equivalents, End of Period......  $  1,587,395     $  3,113,057     $  1,539,768     $ 1,779,378
                                                ============      ===========      ===========     ===========
Supplemental Disclosure of Cash Flow
  Information:
  Cash paid during the period for:
     Interest.................................  $      1,639     $     39,695     $     34,564     $    67,463
     Income Taxes (Note 10)...................  $    310,729     $        800     $        800     $       800

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                               COMMON SHARES
                                  ----------------------------------------                      TOTAL
                                  NUMBER OF                  ADDITIONAL      ACCUMULATED    SHAREHOLDERS'
                                    SHARES     PAR VALUE   PAID-IN-CAPITAL     DEFICIT         EQUITY
                                  ----------   ---------   ---------------   ------------   -------------
Balance, August 31, 1993........  11,378,674   $ 113,787     $ 3,787,317     $ (3,831,997)  $      69,107
Issuance of Shares in Connection
  with an Acquisition of
  Technology....................   1,000,000      10,000          44,890               --          54,890
Extension of Loan...............      16,405         164          19,561               --          19,725
Options Exercised (Note 12).....      40,000         400          40,236               --          40,636
Warrants Exercised (Note 12)....     942,917       9,429       1,205,469               --       1,214,898
Private Placements, Net (Note
  7)............................     600,000       6,000         672,237               --         678,237
Net Loss........................          --          --              --       (1,789,441)     (1,789,441)
                                  ----------    --------     -----------     ------------    ------------
Balance, August 31, 1994........  13,977,996     139,780       5,769,710       (5,621,438)        288,052
Options Exercised (Note 12).....      25,000         250          23,028               --          23,278
Warrants Exercised (Note 12)....      25,000         250          38,149               --          38,399
Private Placements, Net (Note
  7)............................     950,000       9,500       2,200,548               --       2,210,048
Net Loss........................          --          --              --       (1,193,261)     (1,193,261)
                                  ----------    --------     -----------     ------------    ------------
Balance, December 31, 1994......  14,977,996     149,780       8,031,435       (6,814,699)      1,366,516
Issuance of Shares for Debt.....      10,000         100           8,483               --           8,583
Options Exercised (Note 12).....     220,500       2,205         258,360               --         260,565
Warrants Exercised (Note 12)....     197,500       1,975         477,092               --         479,067
Private Placements, Net (Note
  7)............................   2,051,535      20,515       4,803,412               --       4,823,927
Net Loss........................          --          --              --       (3,241,187)     (3,241,187)
                                  ----------    --------     -----------     ------------    ------------
Balance, December 31, 1995......  17,457,531     174,575      13,578,782      (10,055,886)      3,697,471
Options Exercised (Note 12).....     363,033       3,630         383,905               --         387,535
Warrants Exercised (Note 12)....     646,000       6,460       1,704,127               --       1,710,587
Private Placements, Net (Note
  7)............................     648,865       6,489       2,642,511               --       2,649,000
Performance Shares (Note 8).....          --          --      20,218,450               --      20,218,450
Net Loss........................          --          --              --      (25,395,170)    (25,395,170)
                                  ----------    --------     -----------     ------------    ------------
Balance, December 31, 1996......  19,115,429   $ 191,154     $38,527,775     $(35,451,056)  $   3,267,873
                                  ==========    ========     ===========     ============    ============

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

     Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") is in the business of technology development and licensing.

     The Company's wholly owned subsidiary Desper Products, Inc. ("DPI") is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

     The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") is in the business of developing scaleable, modular compact disc/DVD server technologies for licensing. Currently the development focus is on technologies associated with a network based compact disc/DVD server for internet and intranet applications.

     On December 5, 1995 the Board of Directors of the Company authorized the liquidation of Spatializer Audio Laboratories, Inc. -- Yukon pursuant to S.213 of the Business Corporations Act (Yukon). This action was taken to minimize the tax consequences to the Company. The liquidation was completed during the first quarter of 1996.

(2) SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

     During the third quarter of 1995 the Company emerged from a development stage enterprise.

  Change in Fiscal Year

     On December 13, 1994, the Board of Directors approved a change in the Company's year from a fiscal year end of August 31 to a fiscal year end of December 31. The consolidated financial statements include presentation of the transition period beginning on September 1, 1994, and ending on December 31, 1994.

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

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of three months or less.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Inventory

     Inventory, which consists primarily of finished goods, is stated at the lower of cost (first-in, first-out) or market.

  Research and Development Expenditures

     The Company expenses research and development expenditures as incurred.

  Fixed Assets

     Fixed assets are carried at cost and are depreciated over five to seven years using accelerated-depreciation methods, which approximates 150% declining balance. Leasehold improvements are amortized over the shorter of the useful life or lease term.

  Intangible Assets

     Intangible assets consist of patent costs which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to ten years.

  Loss per Share

     Loss per share has been calculated based on the weighted average number of common shares outstanding including escrowed performance shares, which are factored into the calculation as of December 30, 1996 (Note 8). Common stock equivalents have not been included in the calculation of primary loss per share for all periods as the effect of including such securities would be antidilutive.

  Stock Option Plan

     Prior to January 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (Note 14).

  Impairment of Long-Lived Assets and Assets to be Disposed of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts have been reclassified to conform with 1996 presentation.

(3) FIXED ASSETS

     Fixed assets, at cost, as of December 31, 1996 and 1995 consist of the following:

                                                                       1996         1995
                                                                     --------     --------
    Office Computers, Software, Equipment and Furniture............  $595,993     $237,287
    Test Equipment.................................................    97,928       60,895
    Tooling Equipment..............................................    44,136       25,000
    Trade Show Booth and Demonstration Equipment...................   130,846      144,369
    Leasehold Improvements.........................................    45,756       23,916
                                                                     --------     --------
                                                                      914,659      491,467
    Less Accumulated Depreciation and Amortization.................   291,803      196,664
                                                                     --------     --------
                                                                     $622,856     $294,803
                                                                     ========     ========

(4) INTANGIBLE ASSETS

     Intangible assets, as of December 31, 1996 and 1995 consist of the following:

                                                                       1996         1995
                                                                     --------     --------
    Capitalized patent and technology costs........................  $309,222     $266,104
    Capitalized patent costs in association with MDT Asset
      Acquisition (Note 9).........................................   200,000           --
                                                                     --------     --------
                                                                      509,222      266,104
    Less Accumulated Amortization..................................    57,489       22,572
                                                                     --------     --------
                                                                     $451,733     $243,532
                                                                     ========     ========

(5) ADVANCES FROM RELATED PARTIES

     The Company was indebted to certain related parties for amounts totaling $112,500 and $325,061 at December 31, 1996 and 1995, respectively, which includes accrued interest. Amounts bear interest at rates ranging from a fixed 10% annually to prime plus 2% and are due on demand.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and deposits, accounts payable and accrued liabilities at December 31, 1996 and 1995 approximated fair value due to the short maturity of those investments.

     The fair values of the advances from related parties could not be estimated due to the nature of the investments.

     The fair values of notes payable at December 31, 1996 and 1995 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

(7) SHAREHOLDERS' EQUITY

  During the year ended August 31, 1994, shares were issued or converted as follows:

     In November of 1993, the Company exercised the put option granted to it in 1992 and issued 1,000,000 escrowed performance common shares (upon receipt of par value Cdn. $.01 per share) in exchange for all of the outstanding Class C common shares of DPI, originally issued in exchange for certain technology rights.

     In November of 1993, all holders of outstanding escrowed performance non-voting shares elected to exercise their rights provided in the Articles of Incorporation/Continuance to convert such shares into an equal number of escrowed performance common shares.

     In January 1994, the Company completed a private placement of 100,000 units at a price of Cdn. $1.83 per unit, each unit comprised of one common share and one-half of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of Cdn. $2.15 per share on or before January 4, 1995. These warrants were exercised during the year ended August 31, 1994. Additional warrants for the purchase of 25,000 shares at a price of Cdn. $2.15 per share were accrued ratably over a five month period, ending November 17, 1994, pending the implementation of a shareholder offering under a contemplated SMF committed to by the Company in connection with this placement. These additional warrants, which were to expire on January 4, 1995, were exercised and issued in December, 1994.

     During the year ended August 31, 1994, the Company issued 16,405 shares as compensation for the extension of the maturity date on an amount borrowed from a shareholder in March of 1994 and repaid during the year ended August 31, 1994.

     In April 1994, the Company completed a private placement of 500,000 units at a price of Cdn. $1.50 per unit, each unit comprised of one common share and one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of Cdn. $1.60 per share on or before April 20, 1995. These warrants were exercised during the year ended August 31, 1994.

     During the four-month period ended December 31, 1994, shares were issued or converted as follows:

     In November 1994, the Company completed a private placement of 650,000 units at a price of Cdn. $3.20 per unit, each unit comprised of one common share and one-half of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of Cdn. $3.20 on or before November 2, 1995 and after that date at a price of Cdn. $3.70 on or before November 2, 1996.

     In December 1994, the Company completed a private placement of 300,000 units at a price of Cdn. $3.60 per unit, each unit comprised of one common share and 55% of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of Cdn. $3.60 on or before August 5, 1995, and after that date at a price of Cdn. $4.15 on or before August 5, 1996.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the year ended December 31, 1995, shares were issued or converted as follows:

     In August 1995, the Company completed a private placement of 100,000 units at a price of Cdn. $3.25 (US $2.33) per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. The Company received Cdn. $325,000 (US $232,772) upon completion of this placement. One warrant entitles the holder to purchase one additional share at a price of Cdn. $3.25 (US $2.33) on or before May 2, 1996, and after that date at a price of Cdn. $3.75 (US $2.69) on or before May 2, 1997.

     In August 1995, the Company completed a private placement of 1,200,000 units at a price of Cdn. $3.30 (US $2.40) per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. The Company received Cdn. $3,960,000 (US $2,876,101) upon completion of this placement. One warrant entitles the holder to purchase one additional share at a price of Cdn. $3.30 (US $2.40) on or before May 19, 1996, and after that date at a price of Cdn. $3.80 (US $2.76) on or before May 19, 1997.

     In August 1995, the Company completed a private placement of 350,000 units at a price of Cdn. $3.45 (US $2.50) per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. The Company received Cdn. $1,207,500 (US $876,405) upon completion of this placement. One warrant entitles the holder to purchase one additional share at a price of Cdn. $3.45 (US $2.50) on or before June 9, 1996, and after that date at a price of Cdn. $4.00 (US $2.90) on or before June 9, 1997.

     Also in August 1995, the Company completed a private placement of 300,000 units at a price of Cdn. $3.85 (US $2.80) per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. The Company received Cdn. $1,155,000 (US $838,649) upon completion of this placement. One warrant entitles the holder to purchase one additional share at a price of Cdn. $3.85 (US $2.80) on or before June 23, 1996 and after that date at a price of Cdn. $4.50 (US $3.27) on or before June 23, 1997.

     In relation to the private placements of the Company's stock during 1995, finders fees for such placements were paid through the issuance of 101,535 shares of stock.

     During the year ended December 31, 1996, shares were issued or converted as follows:

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

     For the year ended December 31, 1996, funds related to private placements totaling $2,649,000 had been received by the Company and included in cash and cash equivalents.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In relation to the private placements of the Company's stock during 1996, finders fees for such placements were paid through the issuance of 28,865 shares of stock.

(8) ESCROW PERFORMANCE SHARES

     In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commissions ("BCSC") for the release of the Company's 5,776,700 escrowed "Performance Shares" from Canadian Escrow into a new escrow arrangement with the Company. The overall modification was approved by the Company's shareholders in August 1996. Under the revised arrangement, the performance shares will be released automatically as follows: 5% on June 22, 1997; 5% on June 22, 1998; 10% on June 22, 1999; 20% on June 22, 2000; 30% on
June 22, 2001; and 30% on June 22, 2002. In addition to the automatic releases, performance shares can be released based on the cash flow release criteria contained in the original June 22, 1992 escrow agreement although, to maintain a stable market in the Company's stock, in any year not more than 30% of the shares will be released, based on the cash flow criteria.

     Under the revised escrow arrangement, the performance shares will vest provided the individual has not voluntarily terminated his/her relationship with the Company prior to applicable vesting dates.

     Based on the revised escrow arrangement, which primarily converts the escrow shares release from performance criteria to a time-based criteria, the Company recorded as compensation expense the excess of the fair market value of the 5,776,700 performance shares on the date the Company accepted the terms of the new escrow arrangement over the purchase price of such escrow shares.

     All of the performance shares are included in the issued and outstanding shares for the twelve-month periods ended December 31, 1996, and 1995.

     For financial reporting purposes, such shares were treated as issued and outstanding but were not reflected in the calculation of loss per common share until earned by and released to the holders as they would be antidilutive. At December 31, 1995, no performance shares had been earned out. At December 31, 1996 these shares are included in the calculation of loss per common share beginning December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above.

(9) ASSET ACQUISITION

     In June 1996, the Company purchased certain assets from Home Theater Products International, Inc. ("HTP"), a debtor in possession, for $1,062,156, including acquisition costs. Of the purchase price, $679,684 was allocated to In-Process Research & Development ("IPR&D") and expensed at the Closing. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of acquisition there were no existing products acquired. IPR&D represents 64% of the total acquisition costs. The remaining 36% was allocated as follows: approximately $200,000 to intangible assets, primarily representing acquired patent applications, and approximately $182,000 to fixed assets, including computers, office equipment, and furniture. The Company had not begun amortizing the intangible assets purchased since the patents had not been approved as of December 31, 1996.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) INCOME TAXES

     Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") file on a consolidated basis for U.S. income tax purposes. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $35,100,000 for financial reporting and $15,400,000 for federal income tax purposes. The Company's ability to utilize approximately $900,000 of the tax losses accrued during 1994 against future income may be restricted as a result of a change in year-end to December 31, 1994. The difference between the financial reporting and the federal income tax net operating loss carryforwards result from the recognition of certain expense items, primarily from compensation expense for escrowed performance shares (see Note 8) and from the exercise of non-qualified stock options, in different periods for financial and tax reporting purposes. In addition, the Company has foreign tax and general business credit carryforwards of $121,000 and $87,000, respectively. The net operating loss carryforwards expire through 2011.

     Any deferred tax asset relating to the operating loss and credit carryforwards or any other deferred tax asset has been fully offset by a valuation allowance. Accordingly, no income tax benefit has been recorded.

     Based upon the level of historical losses incurred by the Company, management believes that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Thus, any deferred tax asset relating to the non-capital tax losses, operating loss carryforwards, or any other deferred tax asset, has been fully reserved by a valuation allowance. Accordingly, no income tax benefit has been recorded.

     The Company completed the liquidation of Spatializer-Yukon, a Canadian subsidiary in early 1996. The liquidation resulted in a Canadian tax liability of approximately $249,000. In addition, the Company recognized approximately $3,000 in minimum tax for state purposes.

     Revenues received from customers in foreign countries are sometimes subject to withholding taxes that are deducted from outgoing funds at time of payment. These taxes range from approximately 8.5% to 15% and are recorded as Foreign Tax Expense at the time of deduction from the Company's cash receipts.

(11) MAJOR CUSTOMERS

     The revenues for the year ended December 31, 1996 include revenues from four major customers each of whom represent 25%, 24%, 14%, and 12%, respectively, of total revenues. The revenues for the year ended December 31, 1995 include revenues from three major customers each of whom represent 29%, 13%, and 12%, respectively, of total revenues.

(12) OPTIONS AND WARRANTS

     The Company has issued options to purchase common stock to certain directors, officers and employees under various stock option plans. The option and warrant exercise prices represent fair market values at the dates of grant.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Transactions in the stock options under these plans are summarized as follows:

            STOCK OPTIONS                  SHARES                    OPTION PRICE
--------------------------------------    ---------     --------------------------------------
Options Issued During the Year Ended
  and Outstanding at August 31,
  1993................................    1,050,000     Cdn. $1.20 - Cdn. $2.02 (U.S.
                                                        $.86 - U.S. $1.44) per Share expiring
                                                        various dates July 1997 to July 1998
Options Exercised.....................      (40,000)    Cdn. $1.20 - Cdn. $2.02 (U.S.
                                                        $.87 - U.S. $1.46) per Share
                                          ---------
Options Outstanding at August 31,
  1994................................    1,010,000     Cdn. $1.20 - Cdn. $2.02 (U.S.
                                                        $.87 - U.S. $1.20) per Share expiring
                                                        on various dates, July 1997 to July
                                                        1998
Options Issued........................       85,000     Cdn. $3.10 (US $2.25) per Share
Options Exercised.....................      (25,000)    Cdn. $1.20 (US $.93) per Share
                                          ---------
Options Outstanding at December 31,
  1994................................    1,070,000     Cdn. $1.20 - Cdn. $3.10 (U.S.
                                                        $.87 - U.S. $2.21) per Share expiring
                                                        on various dates, July 1997 to
                                                        November 1999
Options Issued........................      576,932     Cdn. $2.95 - Cdn. $5.84 (U.S. $2.20 -
                                                        U.S. $4.30) per Share
Options Exercised.....................     (220,500)    Cdn. $1.20 - Cdn. $4.28 (U.S.
                                                        $.87 - U.S. $3.17) per Share
                                          ---------
Options Outstanding at December 31,
  1995................................    1,426,432     Cdn. $1.20 - Cdn. $5.84 (U.S.
                                                        $.87 - U.S. $4.30) per Share expiring
                                                        on various dates, July 1997 to
                                                        November 2000
Options Issued........................      638,333     Cdn. $4.44 - Cdn. $6.56 (U.S. $3.26 -
                                                        U.S. $4.73) per Share
Options Exercised.....................     (363,033)    Cdn. $1.20 - Cdn. $4.28 (U.S. $.87 -
                                                        U.S. $3.17) per Share
                                          ---------
Options Outstanding at December 31,
  1996................................    1,701,732     Cdn. $1.20 - Cdn. $6.56 (U.S.
                                                        $.87 - U.S. $4.73) per Share expiring
                                                        on various dates, July 1997 to
                                                        November 2001
                                          =========

The number of outstanding options exercisable at December 31, 1996 was 1,125,901.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the activity relating to warrants and common shares issuable upon exercise of such warrants:

                                                   COMMON
                                                  ISSUABLE
                                    WARRANTS       SHARES                WARRANT PRICE
                                   ----------     --------     ---------------------------------
Warrants Outstanding at August                                 Cdn. $1.68 - Cdn. $2.00 (U.S.
  31, 1993.......................     522,917       72,917     $1.20 - U.S. $1.43) per Share
                                                               expiring on various dates, August
                                                               1994 to June 1995
Warrants Issued..................     800,000      675,000     Cdn. $1.60 - Cdn. $2.15 (U.S.
                                                               $1.14 - U.S. $1.53) per Share
Warrants Exercised...............  (1,312,917)    (942,917)    Cdn. $1.60 - Cdn. $2.15 (U.S.
                                                               $1.15 - U.S. $1.55) per Share
Warrants Expired.................     (10,000)      (5,000)    Cdn. $2.00 (U.S. $1.43) per Share
                                   ----------     --------
Warrants Outstanding at August
  31, 1994.......................          --           --
Warrants Issued..................     515,000      515,000     Cdn. $2.15 - Cdn. $4.15 (U.S.
                                                               $1.53 - U.S. $2.96) per Share
Warrants Exercised...............     (25,000)     (25,000)    Cdn. $2.15 (U.S. $1.54) per Share
                                   ----------     --------
Warrants Outstanding at December                               Cdn. $3.20 - Cdn. $4.15 (U.S.
  31, 1994.......................     490,000      490,000     $2.28 - U.S. $2.96) per Share
                                                               expiring on various dates, August
                                                               1996 to November 1996
Warrants Issued..................     487,500      487,500     Cdn. $3.25 - Cdn. $4.50 (U.S.
                                                               $2.42 - U.S. $3.35) per Share
Warrants Exercised...............    (197,500)    (197,500)    Cdn. $3.20 - Cdn. $3.30 (U.S.
                                                               $2.33 - U.S. $2.47) per Share
                                   ----------     --------
Warrants Outstanding at December                               Cdn. $3.20 - Cdn. $4.50 (U.S.
  31, 1995.......................     780,000      780,000     $2.33 - U.S. $3.35) per Share
                                                               expiring on various dates, August
                                                               1996 to June 1997
Warrants Issued..................     155,000      155,000     Cdn. $6.46 - Cdn. $6.97 (U.S.
                                                               $4.75 - U.S. $5.12) per Share
Warrants Exercised...............    (646,000)    (646,000)    Cdn. $3.20 - Cdn. $4.15 (U.S.
                                                               $2.33 - U.S. $3.05) per Share
Warrants Expired.................    (115,000)    (115,000)    Cdn. $3.70 (U.S. $2.69) per Share
                                   ----------     --------
Warrants Outstanding at December                               Cdn. $3.30 - Cdn. $6.97 (U.S.
  31, 1996.......................     174,000      174,000     $2.40 - U.S. $5.12) per Share
                                                               expiring on various dates, May
                                                               1997 to June 1997
                                   ==========     ========

     The number of outstanding warrants exercisable at December 31, 1996 was 174,000.

NOTE: Options and Warrants issued and exercised have been converted to US dollars using the exchange rate on the issue or exercise date.

     Based upon the results of calculation of fair value utilizing the Black-Scholes methodology for option valuations the effect of applying SFAS No. 123's fair value method to the Company's stock-based awards, the net loss and loss per share amounts are not materially different from amounts reported.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13) COMMITMENTS AND CONTINGENCIES

  Legal

     On August 29, 1996 the Court granted the Company's summary judgment motion in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound. In granting the Company's summary judgment motion, the Court found that the Company's IC (Integrated Circuit) does not infringe the QSound patent and denied QSound's motion with respect to infringement. The Company's claim that the QSound patent in invalid was not decided and, since the issues which the Court would need to consider on the patent invalidity claim are similar to certain issues considered in the infringement claim, QSound was granted the right to immediately appeal the denial of its motion and trial on the invalidity issue was deferred until after that appeal. In substance, the Court's finding confirms the Company's position that there is no infringement by the Company's IC of any patent held by QSound and that the claims by QSound were without merit. If the appeal is denied and the Court's decision is confirmed on appeal, the Company intends to pursue the remaining claims for damages and for a decision that the QSound patent is invalid. If the appeal is granted and the Court's decision on the motion is overruled, a trial on the merits would follow at which time the Company will again assert its current position, which already was adopted in the grant of the Company's summary judgment motion, and will assert its remaining claims against QSound. QSound has appealed and the appeal is pending.

  Lease Commitments

     The Company is obligated for future minimum rental payments for all operating leases of approximately $193,000, $220,000, 104,969, and $2,053 during the years ended December 31, 1997, 1998, 1999, and 2000, respectively. Rent expense amounted to approximately $197,000, 132,000, $28,000, and $48,000 for years ended December 31, 1996 and 1995, the four-month transition period ended December 31, 1994, and the year ended August 31, 1994 respectively.

(14) VALUATION AND QUALIFYING RESERVES

     The Company had reserves for doubtful accounts recorded in the accompanying consolidated financial statements which are summarized as follows:

                                                          ALLOWANCE FOR
                                                        DOUBTFUL ACCOUNTS
                                                        -----------------
        Balance at August 31, 1993....................     $  --
          Charges to expenses.........................        --
          Deductions..................................        --
                                                        -----------------
        Balance at August 31, 1994....................        --
          Charges to expenses.........................        --
          Deductions..................................        --
                                                        -----------------
        Balance at December 31, 1994..................        --
          Charges to expenses.........................        --
          Deductions..................................        --
        Balance at December 31, 1995..................        --
          Charges to expenses.........................      90,000
          Deductions..................................        --
                                                        -----------------
        Balance at December 31, 1996..................     $90,000
                                                        =================

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(15) SUBSEQUENT EVENT

  Private Placement

     On March 7, 1997, the Company raised $2,000,000 through a private placement of 1,600,000 units in the Company consisting of a share of common stock and one-half of one non-transferable share purchase warrant. The proceeds of the financing will be utilized to finance the Company's research and development activities in its MultiDisc Technologies business unit and for working capital reserves. The Company also agreed to modify certain outstanding one year warrants to purchase 155,000 shares of stock issued in May and June, 1996 by adjusting the exercise price to an amount consistent with the current market price of the Company's stock ($1.75 US) and by adjusting the shares under warrant to 310,000 shares. Funds from these financing activities as well as cash generated from operations is expected to be sufficient for the Company to meet its obligations during the next twelve months.

  Vancouver Stock Exchange ("VSE") Delisting

     On February 12, 1997 the Company's common shares were delisted from the VSE. The Company's common shares will continue to be quoted on NASDAQ small cap markets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting expected to be held on or about June 5, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting expected to be held on or about June 5, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Company's definitive proxy statement elating to its annual meeting expected to be held on or about June 5, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Company's definitive proxy statement relating to its annual meeting expected to be held on or about June 5, 1997.

                                    PART IV

ITEM 14.  EXHIBITS

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1997

                                          SPATIALIZER AUDIO LABORATORIES, INC.
                                          (Registrant)

                                          /s/ STEVEN D. GERSHICK
                                          --------------------------------------
                                          Steven D. Gershick
                                          President & Chief Executive Officer

                                          /s/ KATHY PARTCH
                                          --------------------------------------
                                          Kathy Partch
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


/s/ CARLO CIVELLI
----------------------------------------    Director             March 26, 1997
             Carlo Civelli

/s/ STEPHEN W. DESPER                       Director             March 26, 1997
----------------------------------------
           Stephen W. Desper

/s/ DAVID FOSTER                            Director             March 26, 1997
----------------------------------------
              David Foster

/s/ JAMES D. PACE                           Director             March 26, 1997
----------------------------------------
             James D. Pace

/s/ JEROLD H. RUBINSTEIN                    Director             March 26, 1997
----------------------------------------
          Jerold H. Rubinstein

/s/ GILBERT N. SEGEL                        Director             March 26, 1997
----------------------------------------
            Gilbert N. Segel

                                    PART IV


ITEM 14.         EXHIBITS

2.1* Desper-Spatializer Reorganization Agreement dated January 29, 1992. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

2.2*     Arrangement Agreement dated as of March 4, 1994 among
         Spatializer-Yukon, DPI and Spatializer-Delaware. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.1* Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.2* Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Registrant's Registration Statement on Form S- 1, Registration No. 33-90532, effective August 21, 1995.)

4.1* Form of Subscription Agreement for August 1994 Private Placement. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.2* Form of Subscription Agreement for November 1994 Private Placement. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.3* Form of Spatializer-Yukon Incentive Stock Option Agreement. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.4* Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.5* Performance Share Escrow Agreements dated June 22, 1992 among Montreal Trust Company of Canada, Spatializer-Yukon and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.6* Spatializer-Delaware 1996 Incentive Plan (Incorporated by reference to the Registrant's Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

4.7*     Form of Subscription Agreement for 1995 Private Placements.

4.8 Form of Subscription Agreement and Warrant Agreement for March 7, 1997 Private Placement.

4.9      Modification Agreement for Escrowed Performance Shares.

5.1* Opinion of Brand Farrar Dziubla Freilich & Kolstad, LLP concerning legality of unissued securities subject to registration.

10.1*** License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.2*** License Agreement dated November 11, 1994 between DPI and ESS. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.3* License Agreement dated June 10, 1994 between Joel Cohen and DPI. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.4* Real Property Lease for executive offices in Woodland Hills, California (effective April 7, 1995). (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.5* Employment Agreement between DPI and Stephen Desper dated December 16, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.6* Employment Agreement between DPI and Steven Gershick dated December 16, 1991. (Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.7* Employment Agreement between MDT and Irwin Zucker dated June 24, 1996. (Incorporated by reference to the Registrant's Report on Form 8-K for the event occurring on June 24, 1996.)

11.1     Computation of Loss Per Common Share.

21.1     Schedule of Subsidiaries of the Company.

23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants.

__________________

*        Previously filed.
**       To be filed by amendment.
*** Portions subject to request for confidential treatment. The confidential portions omitted have been filed separately with the Commission.

         [All other schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the statements or notes thereto. The Registrant filed no reports on Form 8-K for the fiscal quarter ending ending December 31, 1996.]