Form 10-Q
period 1997-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1997-05-15
CIK 890821

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -------------
                                    FORM 10-Q
                                  -------------


(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended:  MARCH 31, 1997

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

                                YES  X              NO
                                    ---                 ---

As of May 9, 1997 there were 20,806,429 shares of the Registrant's Common Stock outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM I.        FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                        MARCH 31,           DECEMBER 31,
                                                          1997                 1996
                                                      ------------         ------------
                                                       (unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents                           $  2,389,033         $  1,587,395
  Trade Receivables                                        811,020              820,856
  Inventory                                                239,854              296,539
  Prepaid Expenses and Deposits                            173,442              260,984
                                                      ------------         ------------
             Total Current Assets                        3,613,349            2,965,774

Fixed Assets, Net (Note 3)                                 710,999              622,856

Intangible Assets (Note 4)                                 497,170              451,733

Other Assets                                               102,653              100,832
                                                      ------------         ------------
                                                      $  4,924,171         $  4,141,195
                                                      ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                    $    256,382         $    403,870
  Accrued Liabilities                                      246,906              333,152
  Advances from Related Parties (Note 5)                   112,500              112,500
  Notes Payable                                             80,464               23,800
                                                      ------------         ------------
             Total Current Liabilities                     696,252              873,322
                                                      ------------         ------------
Shareholders' Equity:
  Preferred shares, $.01 par value, 1,000,000
    shares authorized, no shares issued or
    outstanding                                               --                   --
  Common shares, $.01 par value, 50,000,000
    shares authorized, 20,806,429 and
    shares issued and outstanding at March 31,
    1997 and December 31, 1996, respectively               208,064              191,154
  Additional Paid-In Capital                            40,497,750           38,527,775
  Accumulated Deficit                                  (36,477,895)         (35,451,056)
                                                      ------------         ------------
             Total Shareholders' Equity                  4,227,919            3,267,873
                                                      ------------         ------------
                                                      $  4,924,171         $  4,141,195
                                                      ============         ============

See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)


                                                   FOR THE THREE MONTH PERIOD ENDED
                                                  ----------------------------------
                                                     MARCH 31,            MARCH 31,
                                                       1997                 1996
                                                  ------------         -------------
Revenues:
  Product Revenues                                $    120,747         $     82,929
  Licensing Revenues                                   397,715              345,635
                                                  ------------         ------------
                                                       518,462              428,564

    Cost of Revenues                                    64,255               30,720
                                                  ------------         ------------
                                                       454,207              397,844
                                                  ------------         ------------
Operating Expenses:
  General and Administrative                           573,098              547,466
  Research and Development                             568,829              227,186
  Sales and Marketing                                  341,358              415,000
                                                  ------------         ------------
                                                     1,483,285            1,189,652
                                                  ------------         ------------
     Operating Loss                                 (1,029,078)            (791,808)

Interest and Other Income                                9,459               42,271
Interest  and Other Expense                             (4,320)              (4,057)
                                                  ------------         ------------
                                                         5,139               38,214

    Loss Before Income Taxes                      $ (1,023,939)        $   (753,594)

    Income Taxes                                        (2,898)                (800)

    Net Loss                                      $ (1,026,839)        $   (754,394)
                                                  ============         ============
    Net Loss Per Common Share                     $      (0.08)        $      (0.06)
                                                  ============         ============
Weighted Average Common Shares Outstanding          13,120,862           11,777,889
                                                  ============         ============


See accompanying notes to consolidated financial statements

                      Consolidated Statements of Cash Flows

                                  (unaudited)

                                                     THREE MONTHS ENDED
                                               --------------------------------
                                                 MARCH 31,          MARCH 31,
                                                   1997               1996
                                               -----------         ------------
Cash Flows from Operating Activities:
  Net Loss                                     $(1,026,839)        $  (754,394)
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and Amortization                   56,857              18,170
  Net Change in Assets and Liabilities:
    Trade Receivable                                 9,836             (85,045)
    Inventory                                       56,685             (24,095)
    Prepaid Expenses and Deposits                   87,542              (8,622)
    Accounts Payable                              (147,488)            149,207
    Accrued Liabilities                            (86,246)            (90,346)
                                               -----------         -----------
Net Cash Used in Operating Activities           (1,049,653)           (795,125)
                                               -----------         -----------
Cash Flows from Financing Activities:
    Issuance of Common Shares. net               1,986,885             157,978
    Due to Related Parties                            --              (212,561)
    Issuance of Notes Payable                       59,532                --
     Repayments of Notes Payable                    (2,868)             (1,725)
                                               -----------         -----------
Net Cash Provided by Financing Activities        2,043,549             (56,308)
                                               -----------         -----------
Cash Flows from Investing Activities:
    Purchase of Fixed Assets                      (145,000)            (69,229)
    Increase in Intangible  Assets                 (47,258)            (54,038)
                                               -----------         -----------
Net Cash Used in Investing Activities             (192,258)           (123,267)
                                               -----------         -----------
Increase (Decrease) in Cash and Cash
Equivalents                                        801,638            (974,700)
Cash and Cash Equivalents, Beginning
of Period
                                                 1,587,395           3,113,057
                                               ===========         ===========
Cash and Cash Equivalents, End of
Period                                         $ 2,389,033         $ 2,138,357
                                               ===========         ===========
Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the period for:
    Interest                                   $     4,320         $     4,057
    Income Taxes                               $     2,898         $       800

See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity

                                  (unaudited)


                                                      COMMON SHARES
                                       ------------------------------------------                         TOTAL
                                        NUMBER OF                    ADDITIONAL       ACCUMULATED     SHAREHOLDERS'
                                          SHARES      PAR VALUE    PAID-IN-CAPITAL      DEFICIT           EQUITY
                                       ----------     ---------    ---------------   ------------     -------------
Balance, December 31, 1996             19,115,429      $191,154      $38,527,775     $(35,451,056)      $3,267,873

Options Exercised                          23,500           235           20,507                            20,742
Private Placements, Net (Note 6)        1,667,500        16,675        1,949,468                         1,966,143
   Net Loss                                                                           (1,026,839)       (1,026,839)
                                       ----------      --------      -----------     ------------       ----------
Balance, March 31, 1997                20,806,429      $208,064      $40,497,750     $(36,477,895)      $4,227,919
                                       ==========      ========      ===========     ============       ==========



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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


(3)      FIXED ASSETS

         Fixed assets, at cost, as of March 31, 1997 and December 31, 1996 consist of the following:

                                                                     March 31,        December 31,
                                                                        1997             1996
                                                                    ----------        ----------
         Office Computers, Software, Equipment and Furniture        $  737,244        $  595,993
         Test Equipment                                                 97,928            97,928
         Tooling Equipment                                              44,136            44,136
         Trade Show Booth and Demonstration Equipment                  131,568           130,846
         Leasehold Improvements                                         48,782            45,756
                                                                    ----------        ----------
                                                                     1,059,659           914,659
         Less Accumulated Depreciation and Amortization                348,660           291,803
                                                                    ----------        ==========
                                                                    $  710,999        $  622,856
                                                                    ==========        ==========

(4)      INTANGIBLE ASSETS

         Intangible assets, as of March 31, 1997 and December 31, 1996 consist of the following:

                                                                        March 31,    December 31,
                                                                          1997          1996
                                                                        ---------    ------------
          Capitalized patent and technology costs                        362,947        309,222
          Capitalized patent costs in association with MDT Asset
          Acquisition                                                    200,000        200,000
                                                                         -------        -------
                                                                         562,947        509,222
          Less Accumulated Amortization                                   65,777         57,489
                                                                         -------        -------
                                                                         497,170        451,733
                                                                         =======        =======


(5)      ADVANCES FROM RELATED PARTIES

         The Company was indebted to certain related parties for amounts totaling $112,500 at March 31, 1997 and December 31, 1996, respectively. Amounts bear interest at a fixed 10% annually and are due on demand.

(6)      SHAREHOLDERS' EQUITY

         During the three-month period ended March 31, 1997, shares of common stock were issued as follows:

         During the 1st quarter 1997, the Company completed a private placement of 1,600,000 units at a price of $1.25 US per unit comprised of one common share of the Company's stock and one-half of one, one-year non-transferable common stock purchase warrant. One warrant entitles the holder to purchase one additional share of common stock in the capital of the Company on or before April 7, 1998 at the price of $1.75 US per share.

         The Company received proceeds of $1,966,143 from the private placement of the Company's common stock during 1997, net of finders fees of $33,857 in cash and 67,500 shares of common stock valued at $1.75 US per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the three-month period ended March 31, 1997, compared with the three-month period ended March 31, 1996.

RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1997, COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 1996

REVENUES

The Company reported an increase in revenues of 21% or $89,000, for a total of $518,000 from the three-month period ended March 31, 1997, compared to $429,000 for the three-month period ended March 31, 1996. Revenues include sales of professional recording systems, consumer products, license issuance fees and royalties pertaining to the Spatializer(R) analog integrated circuit ("IC").

The increase in revenues is attributed to increases in both recurring royalties and product sales for the period ended March 31, 1997 from the same period in 1996. The Company increased product sales through sales of its first consumer product, the HTMS-2510(TM) which inventory is expected to be depleted over the next couple of quarters. Due to unsatisfactory sales performance, the Company plans to move away from such hardware products and to concentrate on the higher-margin software products such as PT-3D(TM). The Company expects the majority of revenues to continue to come from licensing activities.

During the first quarter, the Company began full-scale promotion at the Winter Consumer Electronic Show ("CES") of its premier Dolby(R) certified N-2-2(TM) virtualization technologies for multi-channel DVD, HDTV and Home Theater applications. In addition, it launched enCompass(TM), a real-time, interactive positional audio technology for both headphone and speaker playback in multimedia gaming applications in the Windows(TM) DirectSound(TM) environment. Both technologies serve to significantly broaden the company's advanced audio technology base and are the direct result of the Company's investment in Research & Development. Revenues from these new technologies are expected as early as the second quarter 1997.

Gross profit for the three-month period ended March 31, 1997, was approximately 88% as compared with 93% for same period in 1996. Profit margins decreased slightly due to the increase in product sales.

OPERATING EXPENSES

The operating expenses for the three-month period ended March 31, 1997, increased approximately 25% or $293,000, for a total of $1,483,000 compared to $1,190,000 for the same period in 1996. This increase is attributed primarily to the added costs of operations related to the Company's new MultiDisc Technologies, Inc. ("MDT") subsidiary, which was established in June 1996, offset by decreases in sales and marketing activities.

GENERAL AND ADMINISTRATIVE

General and administrative costs increased 5% or $26,000, to $573,000 for the three-month period ended March 31, 1997 as compared with $547,000 for the same period in 1996. The change is primarily the result of increased payroll and payroll related costs as the Company transitioned consulting and temporary help to permanent positions as well as additional headcount related to supporting the efforts of the MDT subsidiary offset by decreased spending in investor relations and consulting and temporary help.

         Payroll and Payroll Related
         Payroll and payroll related costs increased approximately 81%, or $152,000, to $339,000 for the three-month period ended March 31, 1997 as compared with $187,000 for the same period in 1996. The increase is attributed to the increase in staff from seven full-time staff in 1996 to eleven full-time staff and one part-time staff in 1997. The increase in staff count is related primarily to additional workloads due to regulatory reporting requirements, the support of pursuing new product launches, and the support requirements of the Company's subsidiary, MDT which was established in June 1996. The increase is also reflective of a transition from temporary staff and consultants to permanent employees.

         Consulting Fees and Temporary Help
         Consulting fees and temporary help decreased by approximately 100%, or $86,000, for a total of $0 for the three-month period ended March 31, 1997, compared to $86,000 for the same year in 1996. The reduction in costs relates to the completion of multiple consulting projects in 1996 including the analysis of technologies for potential acquisition and the permanent hire or elimination of temporary staff in the 1996 period.

         Professional Services Fees
         Professional services include legal fees and accounting fees. The fees for professional services decreased approximately 4%, or $1,000, for a total of $67,000 for the three-month period ended March 31, 1997, compared to $68,000 for the same period in 1996.

         Investor Relations
         Investor relations related costs decreased by approximately 56%, or $41,000, for a total of $32,000 in the three-month period ended March 31, 1997 compared with $73,000 in the same period in 1996. This decrease can be attributed to substantial efforts made in 1996 with the filing of the Company's first Form 10-K to accommodate increased interest in the Company as well as efforts in 1997 to control costs.

         General Operating
         General operating costs remained relatively flat with a minor increase of approximately 1%, or $2,000, for a total of $135,000 in the three-month period ended March 31, 1997 to $133,000 in the same period in 1996. These costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs. The consistency between periods is the direct result of internal cost controls and cost savings measures taken by the Company despite the increase in permanent full-time staff.


RESEARCH AND DEVELOPMENT

The research and development activity grew approximately 150% or $342,000, to $569,000 for the three-month period ended March 31, 1997, compared to $227,000 for the same period in 1996, with the added operations of the Company's new subsidiary, MDT commencing in June 1996. In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI. Technology introductions over the past twelve months include Spatializer 3-D Map(TM), enCompass(TM) (positional audio enhancement software for Windows(R)
95), and N22(TM) (Digital Virtual Surround technologies for multi-channel discrete audio systems in DVD/DVD-ROM and Home Theater products). All research and development activities and related costs continue to be expensed in the period incurred.

The Company's new subsidiary, MDT, which began operations on June 24, 1996, represented approximately 64% or $365,000 of the department's total costs for the three-month period ended March 31, 1997.

         Payroll and Payroll Related
         Payroll and payroll related costs for the Research and Development Department increased approximately 198% or $253,000, to $381,000 for the three-month period ended March 31, 1997 as compared with $128,000 for the same period in 1996. The increase is attributed to the increase in staff from eight in 1996 to sixteen in 1997. The increase in staff includes eight staff members involved in the MDT research and development efforts as well as additional staff costs of the Company's DPI subsidiary, which has also transitioned to full-time employees rather than outside contractors.


         Technology and Product - Engineering and Development
         Research & engineering costs, other than payroll and payroll related, increased approximately 89%, or $88,000, to $187,000 for the three-month period ended March 31, 1997 compared to $99,000 for the same period in 1996. The increase is primarily related to operations of the Company's new subsidiary, MDT, as it proceeds towards the development of its network based compact disc/DVD server technologies.


SALES AND MARKETING

Sales and marketing costs decreased approximately 18%, or $74,000, for a total of $341,000 for the three-month period ended March 31, 1997, compared to $415,000 for the same period in 1996. The decrease is attributed to a reduction in 1996 payroll and payroll related costs and advertising costs associated with the launch of the Company's consumer product, the HTMS-2510.

         Payroll and Payroll Related
         Payroll and payroll related costs for the Sales and Marketing Department decreased approximately 18% or $28,000, to $124,000 for the three-month period ended March 31, 1997 as compared with $152,000 for the same period in 1996. The decrease is attributed to the reduction in staff from seven in 1996 to six in 1997.

         Advertising and Trade Show Related
         Advertising which includes publicity, public relations, and press release costs and trade show related costs decreased approximately 29%, or $48,000, for a total of $117,000 for the three-month period ended March 31, 1997, compared to $165,000 for the same period in 1996. The decrease is associated with the reduction is trade show presence in 1997 compared to 1996 and the elimination of a promotional campaign launched in the 1996 period to promote the Company's consumer product, the HTMS-2510.

         Other Sales and Marketing
         Other costs including travel and entertainment, brochure and promotional literature, outside services and general operating costs had a minor increase of approximately 2% or $2,000, for a total of $100,000 for the three-month period ended March 31, 1997, compared to $98,000 for the same period in 1996.

NET LOSS

In an effort to reduce 1997 operating costs from 1996 levels, the Company implemented cost cutting measures in the forth quarter of 1996. The net loss for the three-month period ended March 31, 1997, totaled $1,027,000, compared to a net loss of $754,000 in the same three-month period in 1996. The increased net loss is primarily a result of the costs of operations at the Company's subsidiary, MDT, established in June 1996 partially offset by cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $2,389,000 in cash and cash equivalents as compared to $1,587,000 at December 31, 1996. The increase in cash and cash equivalents is attributed to cash received from operations and common stock issuances, including private placements and option exercises offset by cash used for operating activities and the purchase of fixed assets. The Company had working capital of $2,917,000 at March 31, 1997 as compared with $2,092,000 at December 31, 1996. The Company's future cash flow from operations will come primarily from Foundry and Original Equipment Manufacturers ("OEM") royalties. At March 31, 1997 the Company had four Foundry licensees and fifty-one OEM Licensees as compared with three Foundry licensees and forty-eight OEM Licensees at December 31, 1996.

The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company owed $112,500 to related parties as of March 31, 1997 and at December 31, 1996.

During the first quarter 1997, the Company raised $1,966,143, net if issuance costs, through a private placement of 1,600,000 units in the Company consisting of a share of common stock and one-half of one non-transferable share purchase warrant. The proceeds of the financing are currently expected to be utilized to finance the Company's research and development activities in its MultiDisc Technologies ("MDT") business unit and for working capital reserves. However, such proceeds may be used at the Company's discretion to fund working capital needs or other obligations as they come due. In addition, the Company has the ability to curtail certain activities including, but not limited to, MDT related research and development, if necessary in order to meet its commitments. Funds generated by these financing activities as well as cash generated from operations is expected to be sufficient for the Company to meet its obligations during the next twelve months. However, additional sources of financing including debt, equity or strategic investments may be required to fund capital expenditures, acquisitions, research and development and marketing costs related to such activities.

                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1996 with respect to the Company's litigation with QSound Labs, Inc. No material developments in such litigation occurred during the three months ended March 31, 1997.


ITEM 2.        CHANGES IN SECURITIES

None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the first quarter of the fiscal year ending March 31, 1997.


ITEM 5.        OTHER INFORMATION

None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8K

11.1           Computation of Loss Per Common Share
21.1           Schedule of Subsidiaries of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 1997


                                  SPATIALIZER AUDIO LABORATORIES, INC.
                                  (REGISTRANT)


                                  /s/ STEVEN D. GERSHICK
                                  ----------------------------------------
                                  STEVEN D. GERSHICK
                                  President & Chief Executive Officer


                                  /s/ KATHY PARTCH
                                  ----------------------------------------
                                  KATHY PARTCH
                                  Acting Chief Financial Officer