Form 10-Q
period 1997-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1997-08-14
CIK 890821

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        --------------------------------
                                    FORM 10-Q
                        --------------------------------


(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended:  JUNE 30, 1997

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

As of August 7, 1997 there were 20,806,429 shares of the Registrant's Common Stock outstanding.


================================================================================

                          PART I. FINANCIAL INFORMATION


ITEM I.        FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                      JUNE 30,       DECEMBER 31,
                                                        1997            1996
                                                   ------------      ------------
                                                   (unaudited)
ASSETS

Current Assets:
  Cash and Cash Equivalents                        $  1,425,525      $  1,587,395
  Trade Receivables and Employee Advances               738,883           820,856
  Inventory                                             129,752           296,539
  Prepaid Expenses and Deposits                         153,917           260,984
                                                   ------------      ------------

             Total Current Assets                     2,448,077         2,965,774

Fixed Assets, Net (Note 3)                              673,707           622,856

Intangible Assets (Note 4)                              518,974           451,733

Other Assets                                            102,653           100,832
                                                   ------------      ------------

                                                   $  3,743,411      $  4,141,195
                                                   ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                 $    257,552      $    403,870
  Accrued Liabilities                                   241,327           333,152
  Advances from Related Parties (Note 5)                112,500           112,500
  Notes Payable                                          75,116            23,800
                                                   ------------      ------------

             Total Current Liabilities                  686,495           873,322
                                                   ------------      ------------

Shareholders' Equity:
  Preferred shares, $.01 par value, 1,000,000
    shares authorized, no shares issued or
    outstanding                                            --                --
  Common shares, $.01 par value, 50,000,000
    shares authorized, 20,806,429 and 19,115,429
    shares issued and outstanding at June 30,
    1997 and December 31, 1996, respectively            208,064           191,154
  Additional Paid-In Capital                         40,497,750        38,527,775
  Accumulated Deficit                               (37,648,898)      (35,451,056)
                                                   ------------      ------------

             Total Shareholders' Equity               3,056,916         3,267,873
                                                   ------------      ------------

                                                   $  3,743,411      $  4,141,195
                                                   ============      ============


See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (unaudited)


                                    FOR THE THREE MONTH PERIOD ENDED      FOR THE SIX MONTH PERIOD ENDED
                                   ---------------------------------      -------------------------------
                                      JUNE 30,           JUNE 30,            JUNE 30,          JUNE 30,
                                        1997               1996               1997               1996
                                    ------------       ------------       ------------       ------------
Revenues:
  Product Revenues                  $    165,041       $    110,335       $    285,788       $    193,264
  Licensing Revenues                     411,828            397,679            809,542            743,314
                                    ------------       ------------       ------------       ------------
                                         576,869            508,014          1,095,330            936,578

    Cost of Revenues                     122,986             52,966            187,242             83,686
                                    ------------       ------------       ------------       ------------
                                         453,883            455,048            908,088            852,892
                                    ------------       ------------       ------------       ------------

Operating Expenses:
  General and Administrative             535,457            532,716          1,108,555          1,066,619
  Research and Development               810,237            284,434          1,379,064            511,620
  Sales and Marketing                    278,526            491,166            619,884            906,166
  In Process Research &
   Development  (Note 6)                    --              679,684               --              679,684
                                    ------------       ------------       ------------       ------------
                                       1,624,220          1,988,000          3,107,503          3,164,089
                                    ------------       ------------       ------------       ------------

     Operating Loss                   (1,170,337)        (1,532,952)        (2,199,415)        (2,311,197)

Interest and Other Income                 22,233             22,047             31,692             64,318
Interest  and Other Expense               (5,299)            (3,546)            (9,619)            (8,403)
                                    ------------       ------------       ------------       ------------
                                          16,934             18,501             22,073             55,915

    Loss Before Income Taxes         (1,153 ,403         (1,514,451)        (2,177,342)        (2,255,282)

    Income Taxes                         (17,602)          (260,055)           (20,500)          (273,618)
                                    ------------       ------------       ------------       ------------

    Net Loss                        $ (1,171,005)      $ (1,774,506)      $ (2,197,842)      $ (2,528,900)
                                    ============       ============       ============       ============

    Net Loss Per Common Share       $      (0.06)      $      (0.14)      $      (0.11)      $      (0.21)
                                    ============       ============       ============       ============

Weighted Average Common Shares
Outstanding                           20,806,429         12,290,777         20,202,341         12,039,532
                                    ============       ============       ============       ============


See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                            SIX MONTHS ENDED
                                                      ----------------------------
                                                        JUNE 30,         JUNE 30,
                                                          1997             1996
                                                      -----------      -----------
Cash Flows from Operating Activities:
  Net Loss                                            $(2,197,842)     $(2,528,900)

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                          120,660           42,478
    In Process Research & Development (Note 6)               --            679,684
  Net Change in Assets and Liabilities:
    Trade Receivables & Employee Advances                  81,973         (224,792)
    Inventory                                             166,787          (81,241)
    Prepaid Expenses and Deposits                         107,067         (103,068)
    Accounts Payable                                     (146,318)         170,129
    Accrued Liabilities                                   (91,825)         (42,588)
                                                      -----------      -----------


Net Cash Used in Operating Activities                  (1,959,498)      (2,088,298)
                                                      -----------      -----------


Cash Flows from Financing Activities:
    Issuance of Common Shares. net                      1,986,885        1,773,321
    Common Stock Subscribed                                  --          1,403,894
    Unearned Revenue                                         --              1,750
    Due to Related Parties                                   --           (197,165)
    Issuance of Notes Payable                              59,532           15,237
    Repayment of Notes Payable                             (8,216)          (3,430)
                                                      -----------      -----------


Net Cash Provided by (Used In) Financing                2,038,201       (2,993,607)
Activities
                                                      -----------      -----------
Cash Flows from Investing Activities:
    Purchase of Fixed Assets (Note 6)                    (171,511)        (118,559)
    MDT Asset Acquisition (Note 6)                           --         (1,062,156)
    Increase in Intangible  Assets (Note 6)               (69,062)          (3,208)
                                                      -----------      -----------


Net Cash Used in Investing Activities                    (240,573)      (1,183,923)
                                                      -----------      -----------

Decrease in Cash and Cash Equivalents                    (161,870)        (278,614)

Cash and Cash Equivalents, Beginning of
Period                                                  1,587,395        3,113,057
                                                      -----------      -----------


Cash and Cash Equivalents, End of Period              $ 1,425,525      $ 2,834,443
                                                      ===========      ===========
Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the period for:
    Interest                                          $     5,124      $     2,746
    Income Taxes                                      $    20,500      $   273,618

See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statement of Shareholders' Equity
                                   (unaudited)


                                                COMMON SHARES
                                  --------------------------------------------                        TOTAL
                                   NUMBER OF                    ADDITIONAL       ACCUMULATED     SHAREHOLDERS'
                                     SHARES      PAR VALUE    PAID-IN-CAPITAL      DEFICIT           EQUITY
                                  ----------     ---------    ---------------   -------------    -------------
Balance, December 31, 1996        19,115,429      $191,154      $38,527,775     $(35,451,056)      $3,267,873

Options Exercised                     23,500           235           20,507                            20,742
Private Placements, Net (Note 7)   1,667,500        16,675        1,949,468                         1,966,143
Net Loss                                                                          (2,197,842)      (2,197,842)
                                  ----------      --------      -----------     ------------       ----------

Balance, June 30, 1997            20,806,429      $208,064      $40,497,750     $(37,648,898)      $3,056,916
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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Accordingly, your attention is directed to footnote disclosures found in the December 31, 1996 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

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


(3)      FIXED ASSETS

         Fixed assets, at cost, as of June 30, 1997 and December 31, 1996 consist of the following:

                                                                  June 30,    December 31,
                                                                   1997          1996
                                                                ----------    ----------
         Office Computers, Software, Equipment and Furniture    $  747,298    $  595,993
         Test Equipment                                            114,225        97,928
         Tooling Equipment                                          44,136        44,136
         Trade Show Booth and Demonstration Equipment              131,729       130,846
         Leasehold Improvements                                     48,782        45,756
                                                                ----------    ----------
                                                                 1,086,170       914,659
         Less Accumulated Depreciation and Amortization            412,463       291,803
                                                                ----------    ----------
                                                                $  673,707    $  622,856
                                                                ==========    ==========

(4)      INTANGIBLE ASSETS

         Intangible assets, as of June 30, 1997 and December 31, 1996 consist of the following:

                                                              June 30,   December 31,
                                                                1997        1996
                                                              -------    ------------
         Capitalized patent and technology costs              393,188      309,222
         Capitalized patent costs in association with
           MDT Asset Acquisition                              200,000      200,000
                                                              -------      -------
                                                              593,188      509,222
         Less Accumulated Amortization                         74,214       57,489
                                                              -------      -------
                                                              518,974      451,733
                                                              =======      =======


(5)      ADVANCES FROM RELATED PARTIES

         The Company was indebted to certain related parties for amounts totaling $112,500 at June 30, 1997 and December 31, 1996, respectively. Amounts bear interest at a fixed 10% annually and are due on demand.

(6)      ASSET ACQUISITION

         In June 1996, the Company purchased certain assets from Home Theater Products International, Inc. ("HTP"), a debtor in possession, for $1,062,156, including acquisition costs. Of the purchase price, $679,684 was allocated to In-Process Research & Development ("IPR&D") and expensed at the Closing. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of acquisition there were no existing products acquired. IPR&D represents 64% of the total acquisition costs. The remaining 36% was allocated as follows: approximately $200,000 to intangible assets, primarily representing acquired patent applications, and approximately $182,000 to fixed assets, including computers, office equipment, and furniture. The Company has not begun amortizing the intangible assets purchased since the patents had not been approved as of June 30, 1997.

(7)      SHAREHOLDERS' EQUITY

         During the six month period ended June 30, 1997, shares of common stock were issued as follows:

         In March 1997, the Company completed a private placement of 1,600,000 units at a price of $1.25 US per unit comprised of one common share of the Company's stock and one-half of one, one-year non-transferable common stock purchase warrant. One warrant entitles the holder to purchase one additional share of common stock in the capital of the Company on or before April 7, 1998 at the price of $1.75 US per share.

         The Company received proceeds of $1,966,143 from the private placement of the Company's common stock, net of finders fees of $33,857 in cash and 67,500 shares of common stock valued at $1.75 US per share.

         On July 18, 1997, the Compensation Committee of the Board of Directors took action to re-price qualified stock options to purchase 220,103 shares of common stock granted to various employees beginning in June, 1995. The option exercise price for these shares was adjusted to $1.31 per share (the closing market price on July 18, 1997), reducing grant date exercise prices ranging from $1.50 to $4.73 per share. The vesting schedules and expiration dates for these options were not modified.

(8)      ESCROW PERFORMANCE SHARES

         In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commissions ("BCSC") for the release of the then outstanding Company's 5,776,700 escrowed "Performance Shares" from the vesting arrangements into a revised escrow arrangement with the Company. The overall modification had been approved by the Company's shareholders in August 1996. As provided under the arrangement, 5% of the performance shares were released on June 22, 1997 and the remainder of the performance shares are to be released automatically as follows:
         5% on June 22, 1998; 10% on June 22, 1999; 20% on June 22, 2000; 30% on
         June 22, 2001; and 30% on June 22, 2002. In addition to the automatic releases, performance shares can be released based on the cash flow release criteria contained in the original June 22, 1992 escrow agreement although, to maintain a stable market in the Company's stock, in any year not more than 30% of the shares will be released, based on the cash flow criteria.

         Under the revised escrow arrangement, the performance shares will vest provided the individual has not voluntarily terminated his/her relationship with the Company prior to applicable vesting dates.

         All of the performance shares are included in the issued and outstanding shares as of June 30, 1997 and December 31, 1996.

         For financial reporting purposes, such shares were treated as issued and outstanding but were not reflected in the calculation of loss per common share until earned by and released to the holders as they would be antidilutive. At June 30, 1996, no performance shares had been earned out. At June 30, 1997, all shares have been earned out and are included in the calculation of loss per common share.


(9)      MAJOR CUSTOMERS

         A substantial portion of the Company's licensing revenues are derived primarily from running royalties based on usage and include revenues from three major customers. In the six-month period ended June 30, 1997 these major customers represent 33%, 26%, and 16%, respectively, compared to 22%, 17%, and 11% for the same period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the six-month and three-month periods ended June 30, 1997, compared with the six-month and three-month periods ended June 30, 1996.


RESULTS OF OPERATIONS

FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED JUNE 30, 1997, COMPARED TO THE SAME PERIODS ENDED JUNE 30, 1996


REVENUES

The Company reported an increase in revenues of 17% or $158,000, reaching $1,095,000 for the six-month period ended June 30, 1997 compared to $937,000 for the six-month period ended June 30, 1996. The Company reported increased revenues of 14% or $69,000, reaching $577,000 for the three-month period ended June 30, 1997 compared to $508,000 for the three-month period ended June 30, 1996. Revenues include sales of professional recording systems, consumer products, license issuance fees and royalties pertaining to the licensing of Spatializer(TM) audio signal processing designs.

The increase in revenues is attributed to increases in both recurring royalties and product sales. Recurring royalties are primarily based upon product sales reports supplied by the Company's customers. The increase in recurring royalties reflects expansion and growth in the usage of Spatializer(TM) audio signal processing designs. The Company expects these designs to continue to be licensed in the third quarter of 1997. Product sales are based on the shipment of the Company's consumer product, the HTMS-2510(R), which inventory is expected to be depleted over the next couple of quarters due to discontinued production of this product. In the second half of the year the Company expects the majority of revenues to come from licensing activities.

Gross profit for the six-month period ended June 30, 1997, was approximately 83% as compared with 91% for the same period in 1996. Profit margins decreased slightly due to the increase in product sales relative to licensing and lower sales prices for these products.


OPERATING EXPENSES

The operating expenses for the six-month period ended June 30, 1997 decreased by approximately 2% or $56,000 for a total of $3,108,000 compared to $3,164,000 for the same six-month period in 1996. Operating expenses for the three-month period ended June 30, 1997, decreased by approximately 18% or $364,000, for a total of $1,624,000 compared to $1,988,000 for the same period of 1996. This decrease in operating expenses is related to In Process Research and Development costs recognized in the second quarter of 1996 in addition to reduced sales and marketing costs offset by research and development expenses. The Company's reorganization begun in the fourth quarter of 1996, resulted in lower headcount and costs associated with personnel in the first and second quarters of 1997. This reduction in operating expenses would have been even greater except for increases in research and development expenses related to the Company's MultiDisc Technologies, Inc. ("MDT") subsidiary's development of the technology demonstrators for the MultiDisc eXpandable Network Server, XNS, technology.

GENERAL AND ADMINISTRATIVE

General and administrative costs had a minor increase of approximately 4% or $42,000, to $1,109,000 for the six-month period ended June 30, 1997 as compared with $1,067,000 for the same period in 1996. General and administrative costs were relatively flat with a total of $535,000 for the three-month period ended June 30, 1997 as compared with $533,000 for the same period in 1996. The change is primarily the result of increased payroll and payroll related costs as the Company transitioned consulting and temporary help to permanent positions during 1996 offset by cost savings in professional service fees and investor relations.

         Payroll and Payroll Related

         Payroll and payroll related costs for General and Administrative increased approximately 82% or $293,000, to $651,000 for the six-month period ended June 30, 1997 as compared with $358,000 for the same period in 1996. Payroll and payroll related costs increased approximately 87%, or $149,000, to $320,000 for the three-month period ended June 30, 1997 as compared with $171,000 for the same period in 1996. The increase is attributed to the increase in staff from ten full-time and one part-time staff in 1996 to thirteen full-time and two part-time staff in 1997. The increase in staff count is related primarily to a transition from consulting and temporary positions to permanent hires and includes the addition, late in the second quarter of 1997, of the Company's new Chief Financial Officer.

         Consulting Fees and Temporary Help

         Consulting fees and temporary help expenses decreased 99% or $99,000 to $1,000 for the six-month period ended June 30, 1997, compared to $100,000 for the same six-month period in 1996. Consulting fees and temporary help decreased 100%, or $41,000, for a total of $0 for the three-month period ended June 30, 1997, compared to $41,000 for the same period in 1996. The reduction in costs relates to the completion of multiple consulting projects in 1996, including the analysis of technologies for potential acquisition and the permanent hire or elimination of temporary staff in the late 1996 period.

         Professional Service Fees

         Professional services include legal fees and accounting fees. Professional service fees decreased by approximately 27%, or $57,000, for a total of $156,000 for the six-month period ended June 30, 1997, compared to $213,000 for the same six-month period in 1996. The fees for professional services decreased approximately 39%, or $56,000, for a total of $89,000 for the three-month period ended June 30, 1997, compared to $145,000 for the same period in 1996. The decrease was primarily due to lower legal fees related to litigation matters.

         Investor Relations

         Investor Relations expenses decreased by approximately 61%, or $61,000, to a total of $39,000 for the six-month period ended June 30, 1997, compared to $100,000 for the same six-month period in 1996. Investor relations related costs decreased by approximately 70%, or $19,000, for a total of $8,000 in the three-month period ended June 30, 1997 compared with $27,000 in the same period in 1996. This decrease is attributed to substantial efforts made in 1996 to promote interest in the Company generated by the third quarter 1995 listing of the Company's common stock on NASDAQ as well as efforts in 1997 to control costs.

         General Operating

         General operating costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs. General operating costs decreased by approximately 11%, or $34,000, to a total of $262,000 for the six-month period ended June 30, 1997, compared to $296,000 for the same six-month period ended June 30, 1996. General operating costs decreased by approximately 21%, or $31,000, to a total of $118,000 for the three-month period ended June 30, 1997, compared to $149,000 for the same three-month period ended June 30, 1996. The cost reduction between periods is the direct result of internal cost controls and cost savings measures taken by the Company offset by the increase in permanent full-time staff.

RESEARCH AND DEVELOPMENT

Research and Development costs increased by approximately 169% or $867,000, to $1,379,000 for the six-month period ended June 30, 1997, compared to $512,000 for the same six-month period in 1996. The research and development activity grew approximately 185% or $526,000, to $810,000 for the three-month period ended June 30, 1997, compared to $284,000 for the same period in 1996. The increase in research and development expense was primarily due to the increased cost of MDT's development of technology demonstrators.

MDT, which began operations on June 24, 1996, represented approximately 79% or $637,000 of the total research and development costs for the three-month period ended June 30, 1997.

In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI. Specific engineering efforts were directed toward porting support of N22(TM) - Digital Virtual Surround technologies to current and potential licensees during the quarter. All research and development activities and related costs continue to be expensed in the period incurred.

         Payroll and Payroll Related

         Payroll and payroll related costs for Research and Development increased approximately 185% or $548,000, to $844,000 for the six-month period ended June 30, 1997 as compared with $296,000 for the same period in 1996. Payroll and payroll related costs for Research and Development increased approximately 187% or $301,000, to $462,000 for the three-month period ended June 30, 1997 as compared with $161,000 for the same period in 1996. The increase is attributed to the increase in staff from eight in 1996 to fifteen in 1997. The increase in staff includes eight staff members involved in the MDT research and development efforts.

         Prototype Development

         Prototype Development costs increased substantially, to $191,000 for the six-month period ended June 30, 1997 compared to $4,000 for the same period in 1996. Prototype Development costs increased substantially, to $191,000 for the three-month period ended June 30, 1997 compared to $1,000 for the same period in 1996. The increase in research and development expense was primarily due to the manufacturing cost of the technology demonstrators at the Company's MDT subsidiary.

         Other Research and Development

         Other research and development costs increased approximately 62%, or $132,000, to $344,000 for the six-month period ended June 30, 1997 compared to $212,000 for the same period in 1996. Other research and engineering costs increased approximately 29%, or $35,000, to $157,000 for the three-month period ended June 30, 1997 compared to $122,000 for the same period in 1996. The increase in other research and development costs was primarily due to associated costs related to development efforts at MDT of the technology demonstrators.


SALES AND MARKETING

Sales and marketing costs decreased approximately 32%, or $286,000 for a total of $620,000 for the six-month period ended June 30, 1997, compared to $906,000 for the same six-month period in 1996. Sales and marketing costs decreased approximately 43%, or $212,000, for a total of $279,000 for the three-month period ended June 30, 1997, compared to $491,000 for the same period in 1996. The decrease is attributed to a reduction in 1997 payroll and payroll related costs, advertising costs associated with the launch of the Company's consumer product, the HTMS-2510, and cost containment efforts which began in the fourth quarter of 1996.

         Payroll and Payroll Related

         Payroll and payroll related costs for Sales and Marketing decreased approximately 45% or $163,000, to $200,000 for the six-month period ended June 30, 1997 as compared with $363,000 for the same period in 1996. Payroll and payroll related costs for the Sales and Marketing Department decreased approximately 64% or $136,000, to $75,000 for the three-month period ended June 30, 1997 as compared with $211,000 for the same period in 1996. The decrease is attributed to the reduction in staff from eleven in 1996 to four in 1997 due the Company's reorganization effort begun in the fourth quarter of 1996.

         Advertising and Trade Show Related

         Advertising and Trade Show expenses which include trade show booth rental, publicity, public relations, and press release costs decreased approximately 9%, or $15,000, for a total of $146,000 for the six-month period ended June 30, 1996, compared to $161,000 for the same period in 1996. Advertising and trade show costs decreased approximately 10%, or $6,000, for a total of $56,000 for the three-month period ended June 30, 1997, compared to $62,000 for the same period in 1996. The decrease is associated with the reduction in trade show presence in 1997 compared to 1996 and the elimination of a promotional campaign launched in 1996 to promote the Company's consumer product, the HTMS-2510, due to the discontinuance of this product line.

         Other Sales and Marketing

         Other costs including travel and entertainment, outside services and general operating costs decreased approximately 28% or $108,000, for a total of $274,000 for the six-month period ended June 30, 1997, compared to $382,000 for the same six-month period in 1996. Other costs had a decrease of approximately 32% or $70,000, for a total of $148,000 for the three-month period ended June 30, 1997, compared to $218,000 for the same period in 1996. This reduction in cost is a factor of the reduction in staff and costs associated with this staff.


NET LOSS

The net loss for the six-month period ended June 30, 1997 decreased approximately 13% or $331,000, for a total net loss of $2,198,000 compared to $2,529,000 in the same six-month period in 1996. The net loss for the three-month period ended June 30, 1997 decreased approximately 34% or $603,000, for a total net loss of $1,171,000, compared to $1,774,000 in the same three-month period in 1996. The decreased net loss for both periods is primarily a result of the In Process Research and Development expense of $680,000 which was recognized in June 1996 in conjunction with the acquisition of assets from Home Theater Products to form MDT. The net losses also decreased as a result of the cost savings realized by the continuation of the Company's cost cutting measures begun in the fourth quarter of 1996 partially offset by research and development efforts at the Company's subsidiary, MDT.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $1,426,000 in cash and cash equivalents as compared to $1,587,000 at December 31, 1996. The decrease in cash and cash equivalents is attributed to cash used for the development of MDT's principal technology demonstrators and cash used in other operating activities. The Company had working capital of $1,762,000 at June 30, 1997 as compared with $2,092,000 at December 31, 1996. The Company's future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and from revenues, if any, generated when its MultiDisc technology reaches commercial distribution or licensing. At June 30, 1997 the Company had four Foundry licensees and sixty OEM Licensees for its audio signal processing business as compared with three Foundry licensees and forty-eight OEM Licensees at December 31, 1996. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements which should generate additional cash flow without imposing any substantial costs on the Company.

On March 7, 1997, the Company raised $1,966,143, net of issuance costs, through a private placement of 1,600,000 units in the Company consisting of a share of common stock and one-half of one non-transferable share purchase warrant.

During the second quarter of 1997, the Company, through its subsidiary MultiDisc Technologies, Inc. ("MDT"), completed the development of MDT's principal technology demonstrators. This technology serves to significantly broaden the Company's technology base and is the direct result of the Company's investment in MDT's research and development in the first and second quarters of 1997 and its commitment to pursue the development of selected technologies for commercial exploitation and licensing.

The Company's current plan for developing its MultiDisc business is to identify strategic partners and enter into licensing agreements with them. The Company will initially seek licensing arrangements that provide for up-front payments to the Company, using an approach similar to the strategy employed in the early stages of developing its audio signal processing business. The Company believes that additional cash flow will be received from such agreements. Management anticipates such agreements may commence as early as the first quarter of 1998 but there is no assurance that the Company will enter into any such agreement.

Cash and cash equivalents and cash generated from the Company's existing operations is not expected to be sufficient for the Company to meet the Company's operating obligations and the anticipated additional research, development, and commercial prototype costs for the MultiDisc business during the next twelve months. As a result the Company plans to fund these additional costs through debt, equity or strategic investments, as available. If such funding is not available to meet the current development schedule, management may be required to modify or delay the timing of the additional MultiDisc development activities.

The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company owed $112,500 to related parties as of June 30, 1997 and at December 31, 1996.

On July 18, 1997, the Compensation Committee of the Board of Directors took action to re-price qualified stock options to purchase 220,103 shares of common stock granted to various employees beginning in June, 1995. The option exercise price for these shares was adjusted to $1.31 per share (the closing market price on July 18, reducing grant date exercise prices ranging from $1.50 to $4.73 per share. The vesting schedules and expiration dates for these options were not modified.

NEWLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 120"), in February 1997. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt the provision in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of all prior period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1996 with respect to the Company's litigation with QSound Labs, Inc. No material developments in such litigation occurred during the six months ended June 30, 1997.


ITEM 2.        CHANGES IN SECURITIES

None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the first quarter of the fiscal year ending June 30, 1997.


ITEM 5.        OTHER INFORMATION

None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8K

(a)            11.1        Computation of Loss Per Common Share
               21.1        Schedule of Subsidiaries of the Company

(b) On June 24, 1997 the Company filed a Form 8-K related to action taken by the Board of Directors to amend outstanding non-qualified stock options granted to certain directors, employees and principals of the Company as well as to amend outstanding stock purchase warrants issued in connection with private placements in May and June of 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 12, 1997


                                   SPATIALIZER AUDIO LABORATORIES, INC.
                                   (REGISTRANT)


                                    /s/ STEVEN D. GERSHICK
                                   ---------------------------------------------
                                   STEVEN D. GERSHICK
                                   President & Chief Executive Officer


                                    /s/ MICHAEL R. BOLCEREK
                                   ---------------------------------------------
                                   MICHAEL R. BOLCEREK
                                   Chief Financial Officer