Form 10-Q
period 1997-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1997-11-14
CIK 890821

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED: SEPTEMBER 30, 1997

                                            OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 33-90532

                            ------------------------

                      SPATIALIZER AUDIO LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-4484725
                (STATE OR OTHER                              (I.R.S. EMPLOYER
                 JURISDICTION OF                            IDENTIFICATION NO.)
               INCORPORATION OR
                  ORGANIZATION)

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

                             YES  [X]       NO  [ ]

     As of November 6, 1997 there were 20,893,679 shares of the Registrant's Common Stock outstanding.

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      1997              1996
                                                                  -------------     ------------
                                                                   (UNAUDITED)
Current Assets:
  Cash and Cash Equivalents.....................................  $     770,203     $  1,587,395
  Trade Receivables and Employee Advances.......................        833,970          820,856
  Inventory.....................................................        100,871          296,539
  Prepaid Expenses and Deposits.................................        163,843          260,984
                                                                   ------------     ------------
          Total Current Assets..................................      1,868,887        2,965,774
Fixed Assets, Net (Note 3)......................................        614,859          622,856
Intangible Assets (Note 4)......................................        575,575          451,733
Other Assets....................................................        102,653          100,832
                                                                   ------------     ------------
                                                                  $   3,161,974     $  4,141,195
                                                                   ============     ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable..............................................  $     381,207     $    403,870
  Accrued Liabilities...........................................        185,722          333,152
  Advances from Related Parties.................................        112,500          112,500
  Notes Payable.................................................         69,824           23,800
                                                                   ------------     ------------
          Total Current Liabilities.............................        749,253          873,322
                                                                   ------------     ------------
Shareholders' Equity:
  Preferred shares, $.01 par value, 1,000,000 shares authorized,
     no shares issued or outstanding............................             --               --
  Common shares, $.01 par value, 50,000,000 shares authorized,
     20,826,429 and 19,115,429 shares issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively.....        208,264          191,154
  Additional Paid-In Capital....................................     40,514,790       38,527,775
  Accumulated Deficit...........................................    (38,310,333)     (35,451,056)
                                                                   ------------     ------------
          Total Shareholders' Equity............................      2,412,721        3,267,873
                                                                   ------------     ------------
                                                                  $   3,161,974     $  4,141,195
                                                                   ============     ============

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          FOR THE THREE MONTH PERIOD        FOR THE NINE MONTH PERIOD ENDED
                                                     ENDED
                                        -------------------------------     -------------------------------
                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                            1997              1996              1997              1996
                                        -------------     -------------     -------------     -------------
Revenues:
  Product Revenues....................   $     26,911      $     72,417      $    312,698      $    265,681
  Licensing Revenues..................        805,971           399,760         1,615,514         1,143,074
                                          -----------       -----------       -----------       -----------
                                              832,882           472,177         1,928,212         1,408,755
     Cost of Revenues.................         36,261            70,113           223,502           153,799
                                          -----------       -----------       -----------       -----------
                                              796,621           402,064         1,704,710         1,254,956
                                          -----------       -----------       -----------       -----------
Operating Expenses:
  General and Administrative..........        458,236           561,830         1,566,791         1,632,783
  Research and Development............        775,166           561,446         2,154,231         1,073,065
  Sales and Marketing.................        211,519           396,885           831,403         1,298,718
     In Process Research & Development
       (Note 5).......................             --                --                --           679,684
                                          -----------       -----------       -----------       -----------
                                            1,444,921         1,520,161         4,552,425         4,684,250
                                          -----------       -----------       -----------       -----------
     Operating Loss...................       (648,300)       (1,118,097)       (2,847,715)       (3,429,294)
Interest and Other Income.............         11,645            38,777            43,337           103,094
Interest and Other Expense............         (6,028)           (3,392)          (15,647)          (10,995)
                                          -----------       -----------       -----------       -----------
                                                5,617            35,385            27,690            92,099
     Loss Before Income Taxes.........       (642,683)       (1,082,712)       (2,820,025)       (3,337,195)
     Income Taxes.....................        (18,752)          (18,967)          (39,252)         (293,385)
                                          -----------       -----------       -----------       -----------
     Net Loss.........................   $   (661,435)     $ (1,101,679)     $ (2,859,277)     $ (3,630,580)
                                          ===========       ===========       ===========       ===========
     Net Loss Per Common Share........   $      (0.03)     $      (0.08)     $      (0.14)     $      (0.29)
                                          ===========       ===========       ===========       ===========
Weighted Average Common Shares
  Outstanding.........................     20,807,516        13,107,485        20,406,282        12,710,884
                                          ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                    ---------------------------
                                                                     SEPTEMBER       SEPTEMBER
                                                                        30,             30,
                                                                       1997            1996
                                                                    -----------     -----------
Cash Flows from Operating Activities:
  Net Loss........................................................  $(2,859,277)    $(3,630,580)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and Amortization................................      211,625          91,343
     In Process Research & Development (Note 5)...................           --         679,684
  Net Change in Assets and Liabilities:
     Trade Receivables & Employee Advances........................      (13,114)       (324,052)
     Inventory....................................................      195,668         (78,941)
     Prepaid Expenses and Deposits................................       97,141        (188,642)
     Accounts Payable.............................................      (22,663)        171,243
     Accrued Liabilities..........................................     (147,430)        (22,583)
     Other Assets.................................................       (1,821)             --
                                                                    -----------     -----------
Net Cash Used in Operating Activities.............................   (2,539,871)     (3,302,528)
                                                                    -----------     -----------
Cash Flows from Financing Activities:
     Issuance of Common Shares, net...............................    2,004,125       4,511,129
     Due to Related Parties.......................................           --        (212,561)
     Issuance of Notes Payable....................................       59,532          15,237
     Repayment of Notes Payable...................................      (13,508)         (4,884)
                                                                    -----------     -----------
Net Cash Provided by (Used In) Financing Activities...............    2,050,149      (4,308,921)
                                                                    -----------     -----------
Cash Flows from Investing Activities:
     Purchase of Fixed Assets (Note 5)............................     (179,633)       (199,289)
     MDT Asset Acquisition (Note 5)...............................           --      (1,062,156)
     Increase in Intangible Assets (Note 5).......................     (147,837)          7,225
                                                                    -----------     -----------
Net Cash Used in Investing Activities.............................     (327,470)     (1,254,220)
                                                                    -----------     -----------
Decrease in Cash and Cash Equivalents.............................     (817,192)       (247,827)
Cash and Cash Equivalents, Beginning of Period....................    1,587,395       3,113,057
                                                                    -----------     -----------
Cash and Cash Equivalents, End of Period..........................  $   770,203     $ 2,865,230
                                                                    ===========     ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
     Interest.....................................................  $    15,647     $    10,996
     Income Taxes.................................................  $    39,252     $   293,385

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                COMMON SHARES
                                   ----------------------------------------                      TOTAL
                                   NUMBER OF                  ADDITIONAL      ACCUMULATED    SHAREHOLDERS'
                                     SHARES     PAR VALUE   PAID-IN-CAPITAL     DEFICIT         EQUITY
                                   ----------   ---------   ---------------   ------------   -------------
Balance, December 31, 1996.......  19,115,429   $ 191,154     $38,527,775     $(35,451,056)   $  3,267,873
Private Placements, Net (Note 6).   1,667,500      16,675       1,949,468                        1,966,143
Options Exercised................      43,500         435          37,547                           37,982
Net Loss.........................                                               (2,859,277)     (2,859,277)
                                   ----------    --------     -----------     ------------      ----------
Balance, September 30, 1997......  20,826,429   $ 208,264     $40,514,790     $(38,310,333)   $  2,412,721
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

(3) FIXED ASSETS

     Fixed assets, at cost, as of September 30, 1997 and December 31, 1996 consist of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1997              1996
                                                                 -------------     ------------
    Office Computers, Software, Equipment and Furniture........   $   751,927        $595,993
    Test Equipment.............................................       114,225          97,928
    Tooling Equipment..........................................        44,136          44,136
    Trade Show Booth and Demonstration Equipment...............       135,222         130,846
    Leasehold Improvements.....................................        48,782          45,756
                                                                   ----------        --------
                                                                    1,094,292         914,659
    Less Accumulated Depreciation and Amortization.............       479,433         291,803
                                                                   ----------        --------
                                                                  $   614,859        $622,856
                                                                   ==========        ========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) INTANGIBLE ASSETS

     Intangible assets, as of September 30, 1997 and December 31, 1996 consist of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1997              1996
                                                                 -------------     ------------
    Capitalized patent and technology costs....................    $ 457,059         $309,222
    Capitalized patent costs in association with MDT Asset
      Acquisition..............................................      200,000          200,000
                                                                    --------         --------
                                                                     657,059          509,222
    Less Accumulated Amortization..............................       81,484           57,489
                                                                    --------         --------
                                                                   $ 575,575         $451,733
                                                                    ========         ========

(5) ASSET ACQUISITION

     In September 1996, the Company purchased certain assets from Home Theater Products International, Inc. ("HTP"), a debtor in possession, for $1,062,156 including acquisition costs. Of the purchase price, $679,684 was allocated to In-Process Research & Development ("IPR&D") and expensed at the Closing. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of acquisition there were no existing products acquired. IPR&D represents 64% of the total acquisition costs. The remaining 36% was allocated as follows: approximately $200,000 to intangible assets, primarily representing acquired patent applications, and approximately $182,000 to fixed assets, including computers, office equipment, and furniture. The Company has not begun amortizing the intangible assets purchased since the patents had not been approved as of September 30, 1997.

(6) SHAREHOLDERS' EQUITY

     During the nine month period ended September 30, 1997, shares of common stock were issued as follows:

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

     On July 18, 1997, the Compensation Committee of the Board of Directors took action to re-price qualified stock options to purchase 220,103 shares of common stock granted to various employees beginning in September, 1995. The option exercise price for these shares was adjusted to $1.31 per share (the closing market price on July 18, 1997), reducing grant date exercise prices ranging from $1.50 to $4.73 per share. The vesting schedules and expiration dates for these options were not modified.

(7) MAJOR CUSTOMERS

     A substantial portion of the Company's licensing revenues are derived primarily from running royalties based on usage and include revenues from three major customers. In the nine-month period ended September 30, 1997 these major customers represent 57%, 22% and 6%, respectively, compared to 30%, 23% and 16% for the same period in 1996.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) SUBSEQUENT EVENT

     On October 31, 1997, the Company entered into a line of credit agreement with Silicon Valley Bank for up to $600,000 in short term financing based upon the Company's accounts receivable base. As of November 13, 1997 there were no borrowings against this line of credit.

     On November 5, 1997, the Board of Directors adopted a plan in which MDT will be spun-off into a newly formed and separately financed corporation. Venture and strategic investors are expected to provide a minimum of $6,000,000 in new equity financing to this new company, resulting in a post-financing valuation for this new company of not less than $18,000,000. Under the plan, the Company will, upon closing, receive approximately 67% interest in this new company which will be distributed to the Company's shareholders of record on January 7, 1998. The spin-off is subject to the Company obtaining an independent fairness opinion on behalf of shareholders and shareholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the nine-month and three-month periods ended September 30, 1997, compared with the nine-month and three-month periods ended September 30, 1996.

RESULTS OF OPERATIONS

FOR THE NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997, COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 1996

  Revenues

     The Company reported an increase in revenues of 37% or $520,000, reaching $1,928,000 for the nine-month period ended September 30, 1997 compared to $1,409,000 for the nine-month period ended September 30, 1996. The Company reported increased revenues of 76% or $361,000, reaching $833,000 for the three-month period ended September 30, 1997 compared to $472,000 for the three-month period ended September 30, 1996. Revenues include sales of professional recording systems, consumer products, license issuance fees and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs.

     The increase in revenues is attributed primarily to an increase in recurring royalties for the licensing of the Spatializer technologies, reporting of which is based upon product sales reports supplied by the Company's customers. The increase in recurring royalties reflects strong unit license growth as a direct result of design wins and product introductions from the forty-seven new customers adopting the usage of Spatializer(R) advanced audio solutions over the last five quarters. In addition, the Company further solidified its market position in multimedia computing with the signing during the quarter of a multi-year, multi-technology license agreement with one of the Company's IC Foundries.

     A portion of the Company's revenues are for product sales based on the shipment of the Company's consumer product, the HTMS-2510(TM), which inventory is expected to be depleted over the next couple of quarters due to discontinued production of this product. In the future the Company expects the majority of revenues to come from licensing activities.

Gross profit for the nine-month period ended September 30, 1997, was approximately 88% as compared with 89% for the same period in 1996. The Company maintains a high margin as the majority of revenues are from licensing activities which have little or no direct costs associated with them.

  Operating Expenses

     The operating expenses for the nine-month period ended September 30, 1997 decreased by approximately 3% or $132,000 for a total of $4,552,000 compared to $4,684,000 for the same nine-month period in 1996. Operating expenses for the three-month period ended September 30, 1997, decreased by approximately 5% or $75,000, for a total of $1,445,000 compared to $1,520,000 for the same period of 1996. The reduction in operating costs is a direct result of continued cost controls implemented in the forth quarter of 1996. The effects of these costs controls can be seen primarily in the General and Administrative and Sales and Marketing departments. Cost savings measures in the Company's Research and Development departments for DPI, the Company's advanced audio technology business, have been more than offset by increased costs in MDT, the Company's server technology business.

     General and Administrative

     General and administrative costs had a decrease of approximately 4% or $66,000, to $1,567,000 for the nine-month period ended September 30, 1997 as compared with $1,633,000 for the same period in 1996. General and administrative costs had a decrease of approximately 18% or $104,000, for a total of $458,000 for the three-month period ended September 30, 1997 as compared with $562,000 for the same period in 1996. The change is primarily the result of increased payroll and payroll related costs as the Company transitioned consulting and temporary help to permanent positions during 1996 partially offset by cost savings in professional service fees and general operating costs. General operating costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs.

     Research and Development

     Research and Development costs increased by approximately 101% or $1,081,000, to $2,154,000 for the nine-month period ended September 30, 1997, compared to $1,073,000 for the same nine-month period in 1996. The research and development activity grew approximately 38% or $214,000, to $775,000 for the three-month period ended September 30, 1997, compared to $561,000 for the same period in 1996. The increase in research and development expense was due to the increased cost of MDT's research and development activity of technology demonstrators for the MultiDisc eXpandable Network Server, XNS(TM), technology partially offset by savings in the DPI subsidiary of the Company.

     MDT, which began operations on June 24, 1996, represented approximately 76% or $1,632,000 of the total research and development costs of $2,154,000 for the nine-month period ended September 30, 1997 and approximately 81% or $631,000 of the total research and development costs of $775,000 for the three-month period ended September 30, 1997.

     In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI. Specific engineering efforts were directed toward porting support of N22(TM) -- Digital Virtual Surround technologies to current and potential licensees during the quarter and toward enCompass, a true interactive, real-time 3-D audio positioning technology.

     A one-time cost for In Process Research and Development of $679,684 is included in the operating expenses for the nine-month period ended September 30, 1996 and is related to the acquisition of assets in the prior year period. This one-time cost is not included in research and development department costs for purposes of a more accurate comparison of actual and on-going research and development costs of the Company.

     Sales and Marketing

     Sales and marketing costs decreased approximately 36%, or $467,000 for a total of $831,000 for the nine-month period ended September 30, 1997, compared to $1,299,000 for the same nine-month period in 1996. Sales and marketing costs decreased approximately 47%, or $185,000, for a total of $212,000 for the three-month period ended September 30, 1997, compared to $397,000 for the same period in 1996. The decrease is attributed to cost containment efforts which began in the fourth quarter of 1996 along with a reduction in 1997 trade show and trade show related costs and advertising costs associated with the 1996 launch of the Company's discontinued consumer product, the HTMS-2510.

  Liquidity and Capital Resources

     During the three-month period ended September 30, 1997 the Company's audio licensing subsidiary, DPI, was profitable for the first time in the Company's history. The results of operations do not reflect this profitability because of the Company's commitment to the development of the MultiDisc server technology. In an effort to relieve the Spatializer shareholders from the significant capital outlays and negative earnings impact of funding this development, on November 5, 1997, the Board of Directors adopted a plan in which MDT, will be spun-off into a newly formed and separately financed corporation. Under the plan, the Company will, upon closing, receive approximately 67% interest in this new company which will be distributed to the Company's shareholders of record on January 7, 1998. Venture and strategic investors are expected to provide a minimum of $6,000,000 in new equity financing to this new company, resulting in a post-financing valuation for this new company of not less than $18,000,000. The spin-off is subject to the Company obtaining an independent fairness opinion on behalf of shareholders and shareholder approval.

     If MDT is not successful in its plan for independent funding then cash and cash equivalents and cash generated from the Company's existing operations is not expected to be sufficient for the Company to meet the Company's operating obligations and the anticipated additional research, development, and commercial prototype cost for the MultiDisc business during the next twelve months. As a result, the Company would need to identify other debt, equity or strategic investment sources, and if such funding were not available, management may be required to modify or delay the timing of the additional MultiDisc development activities.

     At September 30, 1997, the Company had $770,000 in cash and cash equivalents as compared to $1,587,000 at December 31, 1996. The decrease in cash and cash equivalents is attributed to cash used for the development of MDT's principal technology demonstrators and cash used in other operating activities. The Company had working capital of $1,120,000 at September 30, 1997 as compared with $2,092,000 at December 31, 1996. The Company's future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and common stock issuances; including warrant and option exercises. At September 30, 1997 the Company had five Foundry licensees and sixty-two OEM Licensees for its audio signal processing business as compared with three Foundry licensees and forty-eight OEM Licensees at December 31, 1996. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

     The Company continues to have no long-term debt and has no present commitments or agreements which would require any long-term debt to be incurred. The Company owed $112,500 to related parties as of September 30, 1997 and at December 31, 1996.

     On July 18, 1997, the Compensation Committee of the Board of Directors took action to re-price qualified stock options to purchase 220,103 shares of common stock granted to various employees beginning in September, 1995. The option exercise price for these shares was adjusted to $1.31 per share (the closing market price on July 18, 1997) reducing grant date exercise prices ranging from $1.50 to $4.73 per share. The vesting schedules and expiration dates for these options were not modified.

     On October 31, 1997, the Company entered into a line of credit agreement with Silicon Valley Bank for up to $600,000 in short term financing based upon the Company's accounts receivable base. As of November 13, 1997 there were no borrowings against this line of credit.

  Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"), in February 1997. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt the provision in the fourth quarter of 1997. FAS 128 requires the presentation of "Basic" earnings per share which represents income available to common shareholders divided by the weighted average number of common shares outstanding for the period. A dual presentation of "Diluted" earnings per share will also be required. The Diluted presentation is similar to the current presentation of all prior period earnings per share data presented. Management believes the adoption of FAS 128 will not have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), in June 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. FAS 130 is effective for both interim and annual periods beginning after December 15, 1997. The Company will adopt FAS 130 in the first quarter of fiscal year end December 31, 1998. Management believes that the adoption of FAS 130 will not have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), in June 1997. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of FAS No. 14. "Financial Reporting for Segments of a Business Enterprise", with a "management approach" concept as to basis for identifying reportable segments. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the annual financial statements of fiscal year end December 31, 1998. Management believes that the adoption of FAS 131 will not have a material impact on the Company's financial position of results of operations.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Form 10-K for the year ended December 31, 1996 with respect to the Company's litigation with QSound Labs, Inc. In the nine-month period ended September 30, 1997 the parties filed their legal briefs with the Court of Appeals for the Federal Circuit with respect to the appeal taken by QSound. On November 5, 1997 counsel for the respective parties presented oral argument to a three judge panel of that Court of Appeals. The parties are now awaiting that court's decision.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the third quarter of the fiscal year ending September 30, 1997.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a)         11.1     Computation of Loss Per Common Share
                 21.1     Schedule of Subsidiaries of the Company

     (b)         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1997
                                          SPATIALIZER AUDIO LABORATORIES, INC.
                                          (Registrant)

                                          /s/ STEVEN D. GERSHICK
                                          --------------------------------------
                                          STEVEN D. GERSHICK
                                          President & Chief Executive Officer

                                          /s/ MICHAEL R. BOLCEREK
                                          --------------------------------------
                                          MICHAEL R. BOLCEREK
                                          Chief Financial Officer