Form 10-K405
period 1997-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1998-04-15
CIK 890821

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

                    FOR THE PERIOD ENDED: DECEMBER 31, 1997

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20,1998 was approximately $16,425,000.

     As of March 20, 1998 there were 21,423,345 shares of the Registrant's Common Stock outstanding.

================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Spatializer Audio Laboratories, Inc. (the "Company") is a leading developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. The Company has two business units (100% wholly owned subsidiaries), Desper Products, Inc. ("DPI") and MultiDisc Technologies, Inc. ("MDT"), both of which are in the business of technology development and licensing. DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. The Company continues to expand its product offerings to take advantage of the emerging digital audio marketplace specifically for consumer products like Digital Versatile Disc (DVD) for personal computers, and home entertainment; and interactive positional audio for PC gaming on the Windows 95/98(TM)platforms. As of December 31, 1997 more than 11 million licensed units had been shipped. DPI's 3-D audio signal processing technologies have been incorporated in over 380 products offered by global brand leaders including in consumer electronics, Toshiba, Panasonic, JVC, Hitachi, Sanyo and Sharp, and in the PC multimedia marketplace, Compaq, Dell, Gateway, Micron, Fujitsu, NEC and AST, among others. In addition to continuing the Company's objective of broadening recognition for the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, the Company has also placed a high priority on broadening its technology base to position itself for continued growth. The Company believes that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for the Company's products is entering a new phase of acceptance.

     MultiDisc Technologies, Inc. was formed in June 1996 when the Company acquired development stage optical disc storage and robotics assets and technologies from Home Theater Products, International, Inc. ("HTP"), a debtor in possession (the "MultiDisc transaction"). MDT is currently a development stage enterprise creating a new product category, the MultiDisc Modular Stackable Storage Library ("MSSL"), of 12 cm CD/DVD based scaleable optical disc storage devices, a technology uniquely designed to combine the speed and performance of CD/DVD server arrays, the low cost, flexibility and capacity of CD Jukebox designs and next generation high speed, high volume robotics. The target markets for the MDT technology currently include Internet and Intranet enterprise networking and backup/archiving, image and document storage, and specialized vertical market applications including medical information technology, data warehousing and video-on-demand.

     The Company's executive offices are located at 20700 Ventura Boulevard, Suite 134, Woodland Hills, California 91364, Telephone (818) 227-3370. World Wide Web sites (http://www.spatializer.com), (http://www.multidisc.com).

DESPER PRODUCTS, INC. -- 3-D AUDIO SIGNAL PROCESSING TECHNOLOGIES

     DPI has developed a suite of proprietary advanced audio signal processing technologies for the entire spectrum of applications falling under the general category of "3-D" or virtual audio. The objective in each product category is to create or simulate the effect of a multi-speaker sonic environment using two ordinary speakers (or headphones) for playback. The market for 3-D audio is segmented into three broad categories of technology as identified in the listing below. Each of these technologies utilizes different underlying scientific principles in accomplishing its design objectives and is targeted to a specific class of consumer electronics or multimedia computer depending on the intended product use and functional capability of the product. DPI currently has other audio signal processing technologies under development which will serve to expand its market scope and partner product capabilities.


 ----------------------------------------------------------------------------------------------------------
CATEGORY OF TECHNOLOGY                 PRODUCT CATEGORIES                 3-D AUDIO ENHANCEMENT
-----------------------------------------------------------------------------------------------------------
 3-D Stereo                            Consumer electronics products      Surround Sound enhancement from
 (Spatializer(R) 3-D Stereo)           providing stereo playback -- DVD   an ordinary stereo signal
                                       Players, Stereo TV's, VCR's,
                                       Stereo Components and Systems,
                                       Car Audio, Laptop and Desktop
                                       Multimedia Computers, Set-top
                                       Boxes
-----------------------------------------------------------------------------------------------------------
 Positional Audio                      Interactive Gaming for Multimedia  Simulation of immersive,
 (Spatializer enCompass(TM)V2.0)       Computers under Windows '95/'97,   interactive sonic environments
                                       Virtual Reality Applications.      including sound objects that move
                                                                          in real time with related
                                                                          graphics objects or changes in
                                                                          game player position or
                                                                          perspective.
-----------------------------------------------------------------------------------------------------------
 Two-Speaker Virtualization            Products incorporating multi-      Creation of spatially accurate
 (Spatializer N-2-2(TM)) Digital       channel audio sources like Dolby   multi- speaker cinematic audio
 Virtual Surround                      Digital(R) (AC-3), Dolby           experience from two speakers, and
                                       ProLogic(R) or MPEG-2. Home        headphones utilizing discrete
                                       Theater, DVD-Video, Multimedia     multi-channel audio information.
                                       Computers utilizing DVD/MPEG and
                                       decoding.
-----------------------------------------------------------------------------------------------------------

LICENSED PRODUCTS

     The Company's current technology product applications are directed to (1) stereo enhancement in consumer electronics products and multimedia PCs, (2) interactive positional audio for PC gaming, and (3) two-speaker and headphone virtualization of multi-channel audio for DVD based multimedia computer and home theater applications.

     1. Spatializer(R) 3D Stereo. Based upon proprietary and patented methods of stereo signal processing, the Company's Spatializer(R) 3-D Stereo technology is designed to create a vivid and expansive three-dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes the Company's unique DDP(TM) (Double Detect and Protect(TM)) algorithm. DDP(TM) continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides "set and forget" ease of use for consumers. First introduced in July 1994, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation ("MEC"), the technology is now incorporated into low-cost, standard process ICs by four chip foundries (Matsushita, ESS Technologies, Inc., OnChip Systems and Luxsonor) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. Matsushita and ESS introduced new Spatializer IC designs in 1997. In addition, the Company has developed reduced cost (Spatializer VBX(TM)) and improved performance analog and DSP software designs, which it introduced during the first quarter of 1997.

     2. Spatializer(R)enCOMPASS(TM)V2.0 In March 1998, the Company introduced Spatializer(R)enCOMPASS(TM) V2.0, a real-time software-only positional 3-D audio engine based upon the Company's proprietary implementation of HRTF (head related transfer functions) algorithms, and Interaural Intensity and Interaural Time differences. Version 2.0 has variable radiation pattern models for greater sound functionality, variable frequency dependent propagation and distance modeling to provide greater depiction of sound in relation to the player, and a choice of rendering quality levels to address different processing requirements between PC CPUs. Spatializer enCOMPASS permits PC game developers to easily create immersive and interactive audio environments under the Windows '95 DirectSound 3-D audio API where sound objects move in real time in response to changes in the location or the perspective of the player in the game. This provides the game designer the ability of developing under the industry standard Microsoft DirectSound 5.0 open API,rather than under proprietary systems. The system supports playback over speakers or through headphones.

     3. Spatializer(R)N-2-2(TM)Digital Virtual Surround. In September 1996, DPI introduced Spatializer N-2-2, which the Company considers a "core", and "enabling" technology for DVD based personal computer and home theater products. DVD is considered by many to be the single most important and potentially most widely adopted consumer audio/computer technology ever introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital(R) (AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio -- the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or "sub-woofer") channel for sound effects. The Spatializer N-2-2 software-based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose Digital Signal Processing ("DSP") hardware platforms like those offered by Motorola, Medianix and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like SoftDVD and DVDExpress, offered by CompCore Multimedia and Mediamatics, respectively, for the Intel(R) Pentium(R) microprocessor); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL(TM) trademark on products incorporating the technology. The Company believes its Spatializer N-2-2 process will serve to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems. The Spatializer N-2-2 technology is also available for use over headphones, which accurately renders a spatially accurate 5 speaker position simulating the typical home theater arrangement.

LICENSING ACTIVITIES

     The Company has traditionally licensed its technologies through semiconductor manufacturing and distribution licenses ("Foundry Licenses") with semiconductor foundries ("Foundries"). In turn, these Foundries manufacture and distribute integrated circuits ("ICs") incorporating Spatializer technology to manufacturers of consumer electronics and multimedia computer products ("OEMs").

     The terms of the Foundry Licenses are negotiated on an individual basis requiring the payment of a per unit running royalty according to sliding scales based upon cumulative volume. Certain of the licenses call for the payment of an up-front license issuance fee either in lieu of, or in addition to the running royalty. Per unit royalties are payable in the quarter following shipment from the Foundry to the OEM.

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

     In mid-1996, the Company modified its licensing program to ease the licensing process and accelerate cash flow by offering Foundries an alternative "Bundled Royalty" arrangement which permits the IC foundry to make a traditional component IC sale to an OEM without requiring the OEM to negotiate a separate royalty license agreement with the Company. In these situations, the IC Foundry is authorized to sell Spatializer ICs to OEMs, which enter into a simplified Logo Usage Agreement ("LUA"), or to be authorized customers in consideration for a higher ("bundled") per unit royalty from the IC Foundry. This license structure has relieved much of the licensing burden from the IC foundries and has resulted in an increase in License signings.

     Because the Spatializer N-2-2 technology may be fully implemented in software to run in host based (Intel Pentium(R)) or general purpose DSP (Motorola, Zoran, and Medianix) environments, no IC Foundry may be involved. In these situations, the Company will enter into royalty bearing licenses directly with the OEM. However, the Company may still pursue bundled agreements with DSP providers, if appropriate.

     The Company is currently negotiating new IC Foundry and OEM licenses for its N-2-2, enCOMPASS V2.0, and 3-D stereo technologies.

     IC Foundry Licenses

     As of December 31, 1997, the Company has entered into four non-exclusive Foundry Licenses for its 3-D Stereo technology with Matsushita Electronics Corporation ("MEC"), ESS Technology, Inc. ("ESS"), OnChip Systems, Inc. ("OnChip") and Luxsonor. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs sold.

     MEC currently manufactures and sells three 3-D Stereo IC's incorporating Spatializer audio signal processing and has several more ICs in design. ESS currently manufactures and sells the ES1869 and1879 Spatializer(R) ICs, two of its highest volume multifunction AudioDrive(R) ICs, which are primarily used for multimedia and notebook applications. OnChip currently manufactures two versions of the 3-D Stereo Spatializer(R) IC.

     In July of 1997, ESS Technology, Inc. entered into an additional Foundry License for Spatializer VBX(TM) N-2-2 V 1.0 and enCompass V 1.0.

     Additionally, the Company entered into a non-exclusive Foundry license for 3D Stereo and N-2-2 V1.0 with Medianix Corporation.

     As of December 31, 1997, more than 11 million ICs incorporating Spatializer 3-D Stereo audio signal processing technology had been manufactured and sold.

     OEM Licensees and Customers

     As of December 31, 1997, the Company technology had been incorporated in products offered by 81 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the LUA or were authorized customers under bundled royalty licenses with the IC foundries. The OEM licensees and customers offer a wide range of products, which include DVDs, car stereo systems, direct view TVs, wide screen and projection TVs, VCRs, powered speakers, portable audio systems ("Boomboxes"), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, and arcade pinball and video games.

     The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 1997:


 --------------------------------------------------------------------------------------------
 PARTIAL LIST OF OEM LICENSEES OR CUSTOMERS
---------------------------------------------------------------------------------------------
 AST                                            Panasonic TV & VCR (Matsushita Kotobuki
 Bung Enterprises, Ltd.                           Electronics Industries, Ltd.)
 Compaq Computer Corp.                          Panasonic Car Audio (Matsushita
 Dell Computer Corp.                              Communications Industrial Co., Ltd.)
 Digital Equipment Corp.                        Proton Electronic Industrial Co., Ltd.
 Digital Technology Systems Of California,      Samsung Information Systems, America
 Inc.                                           Seiko Epson Corp.
 Fujitsu Computer Corp.                         Sanyo Corp.
 Hewlett Packard                                Sharp Corp.
 Hitachi, Ltd.                                  Toshiba DVD
 Iiyama Electric Co., Ltd.                      Toshiba TV
 Gateway Computer Corp.                         Taisei Electric, Inc.
 JVC                                            Taiyo Electric Company, Ltd.
 Labtec Enterprises, Inc.                       Texas Instruments
 Mag Monitors                                   Theta Digital
 Micron Computer Corp.
 NEC
---------------------------------------------------------------------------------------------

HARDWARE PRODUCTS

     Sales of the Company's professional and consumer hardware products to date have not generated significant revenues and the Company does not plan to manufacture these products in the future. The Company is focusing its attention on licensing these product designs to third parties and concentrating on software-only products and "plug-ins" for the principal products of digital audio workstation ("DAW") providers on both the MacIntosh(TM) and PC platforms.

     Professional Recording, Film and Broadcast Products

     The Company's PRO Spatializer(R), is a microprocessor-based audio production system designed for professional recording, film and broadcast applications. It offers a multi-track real-time processor that permits spatial expansion, 360 degree dynamic sound movement, and localization of monophonic and stereo sources utilizing conventional two-speaker stereo playback. It may be used in any phase of the recording process and is fully compatible with all standard stereo playback systems. The PRO Spatializer(R) is an expandable system, which offers from sixteen to twenty-four channels with a Manufacturer's Suggested Retail Price ("MSRP") of $7,500.

     In December 1996, the Company introduced Spatializer(R) RETRO(TM), a rack mount two-channel analog 3-D audio processor for project studios and live performance with an MSRP of $649. The Company does not intend to further manufacture this product and is currently negotiating for the license of its design.

     The Company's professional products have, however, served as a proving ground and established credibility of the Company's technologies, gained a strong measure of acceptance, and created strong brand recognition for the Spatializer name in the professional recording, film and broadcast markets as reflected by the following partial list of credits:

     O Van Halen's "VAN HALEN II"

     O Madonna's "RAY OF LIGHT"

     O Soundtrack for the motion picture "EVITA" featuring Madonna

     O Live Broadcast of the 1996 SUMMER OLYMPICS in Atlanta

     O Twentieth Century Fox's film "BROKEN ARROW"

     O Paramount's "CRIMSON TIDE"

     O Disney's "THE LION KING"

     O The Eagles "HELL FREEZES OVER" CD

     O Bonnie Raitt's Grammy Award winning "LONGING IN THEIR HEARTS" CD

     O Barbra Streisand's live concert album "BARBRA -- THE CONCERT"

     O Michael Jackson's "HISTORY" CD

     O Warner Bros. animated TV series, including "ANIMANIACS"; "BATMAN: THE
       ANIMATED SERIES"; "TAZMANIA"; AND "TINY TOON ADVENTURES"

     Capitalizing upon that name recognition, the Company has sought to expand the market for its technology and products into computer games and multimedia title production environments, particularly well suited to "3-D" sound enhancement.

     Consumer Audio Products

     In January 1996, the Company introduced its first Spatializer(R) brand product for consumers, the HTMS-2510(TM) Stereo Surround Sound System. The device is an easy to install add-on, about the size of a VCR, that converts any two speakers or multiple speaker home stereo into a state-of-the-art home theater system. The suggested retail price for the HTMS-2510 is $249.

     Consistent with its plans to concentrate on licensing and software-only products, the Company does not intend to manufacture additional units, but is pursuing licensing the product designs and trademarks for manufacture and distribution in selected geographic regions throughout the world.

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

MULTIDISC TECHNOLOGIES, INC. -- NETWORK BASED MODULAR, SCALEABLE COMPACT DISC/DVD SERVERS

     As its first effort to broaden the Company's technology portfolio and capitalize on the Company's strong relationships with manufacturers of consumer electronics and personal computer peripheral products, the Company acquired certain developmental stage technologies and assets from Home Theatre Products ("HTP"), for approximately $1,062,000 in June 1996 to form its subsidiary, MultiDisc Technologies, Inc. ("MDT"). The transaction, which was implemented through a court-approved sale in the HTP bankruptcy proceeding, included an array of compact disc server robotics and software technologies in various stages of completion. The MultiDisc transaction was undertaken to position the Company for long term growth in a significant new market. The Company expects to license this technology or enter into third party manufacturing arrangements for sale of MDT CD/DVD changer products to OEMs.

     The MultiDisc transaction brought to the Company a unique combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how. The core intellectual property is reflected in five patent applications acquired by the Company in the asset acquisition. The Company has added an additional forty-seven patent applications filed with the United States Patent & Trademark Office ("USPTO") to bring the total to fifty-two patent applications filed. Additional twenty patent applications have been identified, which are currently in process and are expected to be filed in the near future.

     During 1997, MDT built an initial functional prototype known as the MultiDisc XNS(TM) (Expandable Network Server), which was unveiled at the COMDEX tradeshow, in mid-November 1997. Optical Servers incorporating the MultiDisc MSSL technology are expected to be fully configurable, scaleable, and drive and media independent, permitting ready adaptation and upgradeability to revisions and innovations in future generations of 12cm CD and DVD data storage media technologies. When fully developed, MDT's MSSL technology is expected to feature a flexible modular design, permitting infinitely expandable high-density optical disc storage and management capabilities, that supports all current and future 12cm CD and DVD formats. The net result is a new class of mass storage devices significantly faster, smaller and more capable than existing solutions at a fraction of their current cost.

     MSSL technology combines the robotics approach of an optical storage jukebox with the scalability of a drive array to create a unique data storage solution with unlimited growth potential in both capacity and performance.

     The principal competitive advantages of the MultiDisc technology are extremely high disc storage density, passive expandability, and unlimited scalability of the system -- all at very small incremental hardware costs. As a result, MDT MSSL CD/DVD servers are intended to allow easy accessibility to hundreds or even thousands of CDs or DVDs into a single low cost device -- literally permitting terabytes of data storage on a desktop. The chief design goal behind the MultiDisc Technology is "on-line" accessibility at "off-line" costs. With the forecasted growth in business networking, Internet and Intranet servers, and on-line access to an ever-growing data storage market, the demand for network-capable scaleable compact disc-based storage and archiving technologies is expected to rise markedly beyond the turn of the century.

     Within the wide range of possible markets, the Company plans to focus its initial efforts on the development of general purpose, modular, scaleable systems, which have the widest possible vertical and horizontal commercial application. The top four vertical market applications include:

        1. Internet Servers

        2. Intranet (Enterprise) Servers

        3. Document Imaging

        4. Data Backup/Archiving

        5. Medical Information and (PACS) imaging.

     MDT MSSL technology should have applications in on-line or networked applications on the Internet/ Intranet particularly as more audio, graphic and full-motion video data types become more prominent as these data-rich applications require tremendous storage capacity. With the increased requirements for low cost, near on-line storage, and with the adoption of Re-Writeable storage technology, the MDT MSSL technology is positioned to compete with hard disk manufactures for the portion of this marketplace whose needs may be satisfied by "near" on-line access times.

     With the greater availability and requirement for the storage of documents and images in digital formats, and for the required accessibility of this information in a near on-line format, the MDT MSSL is ideally suited for the storage and retrieval of such data-rich information. The availability of low cost, flexible optical storage solutions allows for the access of information previously stored in either more expensive hard disk RAID storage systems, or in paper form. MSSL technology opens this world of information to key business related data mining applications.

     Large vertical applications include patient medical record management and medical image storage and retrieval (PACS -- Picture Archival and Compression Systems). In health care, the trend to on-line systems is expected to continue as pressures on medical cost reduction and quality assurance increase. In these health information systems environments, an MDT data server can provide inexpensive storage for thousands of digital diagnostic images and patient information for access and distribution within a hospital or medical center or for access by consulting professionals at remote sites.

     There are numerous other vertical market applications, including video-on-demand systems for hotels or cable systems, check image storage in banks, on-line resources and retrieval in libraries and similar archives, on-line instruction in schools and industry, real estate and banking, and in government and industry where large volumes of paper are being reduced to digital data.

     Operating software and user interface designs are currently underway initially targeting the Windows NT(R) and NOVELL(R) network platforms. The Company is currently in discussions with potential manufacturing and distribution partners as well as principal software providers for the CD Jukebox/Changer marketplace

     The major development milestones leading to MDT's market viability will be:

          1. Software integration of user interface, motion control and data transfer functions

          2. Production prototype design

          3. Completion of supplemental patent applications, and

          4. Formation of key strategic manufacturing, distribution, licensing and OEM customer relationships.

REVENUES AND EXPENSES

     The Company generates revenues in its audio business from royalties pursuant to its Foundry, OEM, and other licenses, and from the sale and distribution of its consumer and professional hardware products. The Company's revenues, which totaled $2,781,000 in 1997, were derived substantially from Foundry and OEM license fees and royalties. No revenues were generated by MultiDisc in 1997.

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

     The Company had two major customers Matsushita Electronics Corp. (MEC) and ESS Technology, Inc. (ESS) in 1997, each of whom accounted for greater than 10% of the Company's total 1997 revenues. One OEM accounted for 14% of the Company's royalty revenues during 1997. All other OEM's accounted for less than 10% of royalty revenues individually. Royalties from each of the two Foundry Licensees accounted for 44% and 28% of total royalty revenues in 1997, respectively.

     As its first effort to broaden the Company's technology portfolio and capitalize on the Company's strong relationships with manufacturers of consumer electronics and personal computer peripheral products, the Company acquired certain technologies and assets from Home Theatre Products ("HTP"), for approximately $1,062,000 in June 1996 to form its subsidiary, MultiDisc Technologies, Inc. ("MDT"). In 1997, the Company invested an additional $3,708,000 in research and development, including prototypes. The MultiDisc XNS(TM) was demonstrated at the COMDEX tradeshow in November 1997.

     In August 1996, the Company prevailed in a 22-month legal battle over its 3-D Stereo intellectual property when the U.S. District Court granted the Company's motion for summary judgment against a competitor's assertions of patent infringement. After submission of papers by the parties, the Court of Appeals for the Federal Circuit heard oral agreement on November 5, 1997, with respect to the competitor's appeal. The parties are now waiting for the appeals ruling of the appellate court. (See ITEM 3 -- LEGAL PROCEEDINGS, Page 11, for further detail). The uncertainties caused by the patent litigation has continued to hinder the performance of the Company, particularly since licensing revenue depends upon OEM unit shipments, which follow three to four quarter production cycles.

     During 1996, the Company recorded three one-time (non-recurring) charges aggregating $21,147,000 which represented approximately 83% of the net loss reported for the year. These charges were:

          (a) The Company recorded a one-time non-cash financial statement charge to earnings of $20,218,000 in the fourth quarter of 1996 upon final consent by the British Columbia Securities Commission ("BCSC") and the Company's acceptance to the modification of the Company's performance share escrow arrangement as approved by the Company's shareholders in August 1996. Under the revised arrangement the Company's 5,776,700 "Performance Shares" became subject to a new escrow arrangement under which the shares will be released over a six-year period of time.

          (b) The Company recorded a one-time charge to earnings in June 1996, in the amount of $680,000 as "In Process Research & Development" in connection with its MultiDisc Technologies CD/DVD robotics system technology acquisition.

          (c) In connection with the liquidation of its Canadian predecessor, the Company incurred and paid Canadian income taxes in the amount of $249,000.

During 1997, the Company continued its cost cutting measures to reduce 1997 general and administrative and sales and marketing costs from 1996 levels.

COMPETITION

  3-D AUDIO SIGNAL PROCESSING MARKETPLACE

     The Company competes with a number of entities that produce various audio enhancement processes, technologies and products, some utilizing traditional two-speaker playback, others utilizing multiple speakers, and others restricted to headphone listening. These include the consumer versions of multiple speakers, matrix and discrete digital technologies developed for theatrical motion picture exhibition (like Dolby Digital(R), Dolby ProLogic(R), and DTS(R)), as well as other technologies designed to create an enhanced stereo image from two or more speakers.

     The Company's principal competitors in the field of 3-D audio are QSound Labs, Inc. ("QSound"), SRS Labs, Inc., Aureal Semi-conductor, Inc. and Harman International. In the future, the Company's products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with the Company.

     The Company believes that it will favorably compete in this market because it offers a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, and speaker virtualization technologies, and because of its superior engineering and OEM support, the strength of its IC Foundry and OEM relationships, and the Spatializer brand name recognition in the industry.

  OPTICAL DISC SERVER/JUKEBOX MARKETPLACE

     The optical disc server or CD-ROM changer industry is emerging and is currently characterized by a single market leader NSM, a German based entity which is adapting its audio "jukebox" expertise to CD-ROM. NSM sells products under its own label and as an OEM for other manufacturers. NSM offers only hardware and is dependent on third parties for control and interface software, and on system integrators and value added resellers (VARs) to implement the hardware for individual solutions. Also in this marketplace is Pioneer, Panasonic, JVC, Sony and Hewlett Packard.

     The Company believes that through a strategy of licensing to OEMs or through third-party manufacturing for sale to OEM that MDT is pursuing a strategy of cooperation rather than competition. This strategic positioning of the MSSL as an enabling rather than as a competing technology should maximize market adoption and minimize the competitive barriers facing MDT.

PATENTS, TRADEMARKS AND COPYRIGHTS

     The Company's core Spatializer audio signal processing technology is covered by its U.S. patent 5,412,731, issued May 2, 1995. On July 15, 1997, the Company filed a patent on its N-2-2(TM) intellectual property with the U.S. Patent Office. On March 20, 1998, the Company filed a patent on its enCompass V
2.0 technology with the U.S. Patent Office covering the Company's enCompass 2.0 positional audio gaming technology. Additional patent applications for the Company's reduced cost/higher performance 3-D Stereo designs and other technologies are currently in process. Much of the Company's intellectual property consists of trade secrets. The Company possesses copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.

     As of December 31, 1997, MDT had fifty-two patent applications on file with the USPTO covering software, mechanical techniques, implementations and mixed technology designs. The Company has recently been notified by the USPTO that formal notice of allowance is forthcoming on two patent applications. An additional twenty patent applications have been identified and are currently in process. The Company has applied for U.S. trademark protection for its principal product names and logo marks.

EMPLOYEES

     The Company began 1997 with thirty-nine full-time and one part-time employee and reduced it's staff of twenty-eight full-time and two part-time employees by December 31, 1997. At year-end, there were fourteen employees engaged in research and development with seven of those employees involved with the development effort at the Company's subsidiary, MDT. From time to time the Company also employs the services of outside professional consultants. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees and consultants to be excellent.

                                    PART II

ITEM 2. PROPERTIES

     The Company's executive office is located in Woodland Hills, California where it occupies approximately 4,300 square feet with an annual rent of approximately $85,000. During 1997, the Company also had leased facilities in Natick, MA, Tujunga, CA, Mountain View, CA, Newbury Park, CA, and Huntington Beach, CA. In an effort to consolidate offices by division and control costs, the Company closed both the Tujunga, CA and Natick, MA offices during the first and second quarters of the fiscal year ended December 31, 1997, respectively. Rent expenses of approximately $9,000 associated with these two facilities are included in the 1997 operating expenses. The Company incurred no lease termination costs in connection with the closing of these offices.

     The Company's regional office in Mountain View, CA, is the primary location for the Company's audio technology division, Desper Products, Inc. ("DPI"). The Company occupies approximately 4,200 square feet in this location and the annual rent for these premises is approximately $52,000.

     The Company's regional office in Newbury Park, CA, is the primary location for the Companies multi-disc server technology division, MultiDisc Technologies, Inc. ("MDT"). The Company occupies approximately 7,000 square feet of office and warehouse space in this location and the annual rent for these premises is approximately $73,000. Currently the Company has plans to relocate the MultiDisc division to a location in Huntington Beach, CA and is actively seeking to sub-lease the Newbury Park facility.

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

     On August 29, 1996 the Court granted the Company's summary judgment motion of non-infringement in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound.

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

     After submission of papers by the parties, the Court of Appeals for the Federal Circuit heard oral argument on November 5, 1997, with respect to QSound's appeal. The parties are now waiting for the decision of the appellate court. The Company expects that it will ultimately prevail in this case, and therefore, the disposition of this matter is not expected to have a material effect on the financial position or results of operations of the Company. However, the outcome of this litigation cannot be predicted at this time.

     The Company is not currently a party to any other legal actions and is not aware of any other pending claims. The Company anticipates, however, that from time to time it may be named as a party to legal actions in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was listed and commenced trading on the small capital market of NASDAQ on August 21, 1995 under the symbol "SPAZ." The following table sets forth the high and low sales price of the Company's Common Stock on its principal market for fiscal years 1996 and 1997:

                     PERIOD:                        HIGH (U.S. $)    LOW (U.S. $)
                     -------                        -------------    ------------
1996
  First Quarter...................................      $5.00           $3.75
  Second Quarter..................................      $5.41           $4.00
  Third Quarter...................................      $5.06           $3.19
  Fourth Quarter..................................      $3.88           $2.88
1997
  First Quarter...................................      $3.75           $1.06
  Second Quarter..................................      $2.00           $0.75
  Third Quarter...................................      $2.56           $1.13
  Fourth Quarter..................................      $3.44           $1.31

     On March 20, 1998, the closing price reported by NASDAQ was U.S. $1.188. Stockholders are urged to obtain current market prices for the Company's Common Stock. Montreal Trust Company of Canada, Vancouver, B.C., was the transfer agent and registrar for the Company's Common Stock for the 1996 fiscal year. Beginning April 1, 1997, Harris Trust Company of California became the Company's new transfer agent.

RECORD HOLDERS

     To the Company's knowledge there were approximately 126 holders of record of the stock of the Company as of March 20, 1998. However, the Company's transfer agent has indicated that beneficial ownership is in excess of 1,600 shareholders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7. The selected data presented below under the headings "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31,1997, 1996 and 1995, as of and for four-month period ended December 31, 1994, and the years ended August 31, 1994 and 1993, are derived from the consolidated financial statements of Spatializer Audio Laboratories, Inc. and subsidiaries, which consolidated balance sheets have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995, and the report thereon, are included elsewhere in this Report.

                                                                                                      FISCAL YEAR
                                                                         FOUR MONTH                      ENDED
                                        FISCAL YEAR ENDED AUGUST 31,    PERIOD ENDED   ------------------------------------------
                                        -----------------------------   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                            1993           1994(1)      1994 (1 & 2)     1995(1)          1996           1997
                                        -------------   -------------   ------------   ------------   ------------   ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues..............................   $       97      $      140      $      187    $     1,230    $     2,024    $     2,781
Cost Of Revenues......................          (55)            (61)            (25)           (79)          (186)          (230)
                                         ----------      ----------      ----------    -----------    -----------    -----------
Gross Profit..........................           42              79             162          1,151          1,838          2,551
Total Operating Expenses..............       (2,120)         (1,808)         (1,339)        (4,403)       (27,042)(3)      (7,238)
Other Income (Expense), Net...........          (25)            (79)            (16)            74            119             27
Income taxes..........................           --              --              --            (63)          (310)(4)         (60)
                                         ----------      ----------      ----------    -----------    -----------    -----------
Net Loss..............................   $   (2,103)     $   (1,808)     $   (1,193)   $    (3,241)   $   (25,395)   $    (4,720)
                                         ----------      ----------      ----------    -----------    -----------    -----------
Basic Loss Per Share(5)...............   $    (0.37)     $    (0.26)     $    (0.14)   $     (0.32)   $     (2.01)   $     (0.23)
                                         ==========      ==========      ==========    ===========    ===========    ===========
Diluted Loss Per Share(5).............   $    (0.37)     $    (0.26)     $    (0.14)   $     (0.32)   $     (2.01)   $     (0.23)
                                         ==========      ==========      ==========    ===========    ===========    ===========
Weighted Average Common Shares........    5,740,298       6,891,546       8,552,535     10,156,816     12,644,751     20,604,095
                                         ==========      ==========      ==========    ===========    ===========    ===========
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents.............   $      500      $    1,779      $    1,540    $     3,113    $     1,587    $       577
Working Capital.......................          (66)              6             982          3,159          2,092            283
Total Assets..........................          932           2,676           2,318          4,420          4,141          3,165
Advances From Related Parties.........          433             539             517            325            113            113
Shareholders' Note Payable............          292              --              --             --             --             --
Total Shareholders' Equity............   $       69      $      288      $    1,367    $     3,697    $     3,268    $     1,525

---------------
(1) A Plan of Arrangement was completed on July 27, 1994 whereby the situs of the Company was moved to Delaware. Spatializer Audio Laboratories, Inc., a Delaware corporation, became the parent company for Spatializer-Yukon and DPI. The financial statements for this fiscal year reflect the consolidation of all three entities.

(2) Not comparative.

(3) Includes two one-time significant changes. Compensation Expense of $20,218,450 was recorded associated with the transfer of the Company's performance shares from Canadian Escrow into a new escrow arrangement which will provide for the release of the performance shares over the next six years. Based on the revised escrow arrangement, which primarily converts the escrow shares release from performance criteria to time-based criteria, the Company recorded compensation expense on the date the new escrow arrangement terms were accepted by the Company. Additionally, In-Process Research & Development ("IPR&D") expense of $679,684 related to the allocation of costs was incurred as a result of the MultiDisc Technologies, Inc. ("MDT") asset acquisition in June 1996.

(4) The Company incurred and paid Canadian income taxes in the amount of $249,000 during the year associated with the liquidation of Spatializer-Yukon, the Company's Canadian predecessor.

(5) Loss per share has been calculated based on the weighted average number of common shares outstanding including escrowed performance shares, which are factored into the calculation as of December 30, 1996, the date on which the British Columbia Securities Commission ("BCSC") issued its consent to the Company's revised escrow arrangement

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the year ended December 31, 1997 compared to the year ended December 31, 1996, and the year ended December 31, 1996, compared with the year ended December 31, 1995.

RESULTS OF OPERATIONS

  FOR THE YEAR ENDED DECEMBER 31, 1997, COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Revenues

     The Company reported an increase in revenues of 37% or $757,000, reaching $2,781,000 for the year ended December 31, 1997 compared to $2,024,000 for the year ended December 31, 1996. Revenues include license issuance fees and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs and the sales of professional recording systems and consumer products.

     The increase in revenues is attributed primarily to $880,000 of license fees received in 1997. The Company further solidified its market position in multimedia computing with the signing during the year of a multi-year, multi-technology license agreement with one of the Company's IC Foundries.

     Gross profit remained relatively flat at 92% for the year ended December 31, 1997 as compared with 91% for the same period in 1996. The Company maintains a high margin as the majority of revenues are from licensing and royalty activities, which have little or no associated direct costs.

     Operating Expenses

     The operating expenses for the year period ended December 31, 1997 increased by approximately 18% or $1,094,000 to $7,238,000 compared to $6,144,000 for the year ended December 31, 1996 after excluding the effects of one time charges of $20,898,000 in fiscal 1996 for compensation expense and in-process research and development. A one-time charge for compensation expense of $20,218,000 was recorded in 1996 associated with the transfer of the Company's performance shares from Canadian Escrow into a new escrow arrangement which will provide for the release of the performance shares for a period up to six years. The increase in operating costs is a direct result of the expansion of the Company's Research and Development department and related activities due to the prototype development undertaken by MDT, the Company's server technology business.

     General and Administrative

     General and administrative costs decreased approximately 7% or $156,000, to $2,174,000 for the year period ended December 31, 1997 as compared with $2,330,000 for the same period in 1996. The decrease is primarily due to cost savings in professional service fees and general operating costs partially offset by increased payroll and payroll-related costs as the Company transitioned consulting and temporary help to permanent positions in 1996. General operating costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs.

     Research and Development

     Research and Development costs increased by approximately 99% or $1,848,000, to $3,708,000 for the year period ended December 31, 1997, compared to $1,860,000 for the same period in 1996. The increase in research and development expense was due to the increased cost of MDT's research and development activity of technology demonstrators for the MultiDisc eXpandable Network Server, XNS(TM), with technology expenses partially offset by savings in the DPI subsidiary of the Company.

     MDT, which began operations on June 24, 1996, represented approximately 81% or $3,013,000 of the total research and development costs of $3,708,000 for the year ended December 31, 1997 and 45% or $843,000 of the total research and development costs of $1,860,000 for the year ended December 31, 1996.

     In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI. Specific engineering efforts were directed toward porting support of N-2-2(TM) -- Digital Virtual Surround technologies to current and potential licensees during the year and toward enCompass, a true interactive, real-time 3-D audio positioning technology.

     A one-time charge for In Process Research and Development of $679,684 was recorded related to the MDT asset acquisition in June 1996. This one-time cost is not included in research and development department costs for purposes of a more accurate comparison of actual and on-going research and development costs of the Company.

     Sales and Marketing

     Sales and marketing costs decreased approximately 31%, or $599,000 for a total of $1,356,000 for the year ended December 31, 1997, compared to $1,955,000 for the same period in 1996. The decrease is attributed to cost containment efforts which began in the fourth quarter of 1996 along with a reduction in 1997 trade show and trade show related costs and advertising costs associated with the 1996 launch of the Company's subsequently discontinued consumer product, the HTMS-2510.

     Net Loss

     The net loss for the year ended December 31, 1997 increased approximately 11% or $472,000, for a total net loss of $4,720,000 compared to $4,248,000 after excluding the effects of one time charges of $20,218,000 of compensation expense and $680,000 in-process research and development expense and $249,000 of income tax expense incurred upon liquidation of the Company's Canadian predecessor during year ended December 31, 1996. The increased net loss for the period is primarily a result of increased research and development efforts at the Company's subsidiary, MDT, partially offset by the cost savings realized by the continuation of the Company's cost cutting measures which began in the fourth quarter of 1996.

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

     The growth in revenues reflect the Company's transition to recurring running royalties. In 1995 the majority of the Company's licensing revenues were derived from one-time, up-front license issuance fees. In contrast, a substantial portion of the licensing revenues for 1996 are derived primarily from running royalties based on usage and include revenues from four major customers. In 1996 these major customers represent 25%, 24%, 14% and 12%, respectively. The full impact of the increase in recurring royalties was not realized during 1996, as a portion of the revenue stream was offset by non-refundable advanced royalties reported in 1995. As of December 31, 1996, the majority of these advance royalties had been offset, resulting in the future recognition of revenue on a basis concurrent with unit shipments.

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

     The new licensees were a result of a combination of the new "bundled" licensing agreement, introduction of the Company's N-2-2(TM) -- Digital Virtual Surround(TM) technologies for multi-channel discrete digital audio systems for DVD/DVD-ROM, Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95 ("PT-3D(TM)"), and a favorable ruling by the Court in the intellectual property litigation with QSound Labs, Inc.

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

     After adjusting for the two one-time items listed above, operating expenses for the year ended December 31, 1996, increased by approximately 40% or $1,740,000, for a total of $6,144,000 compared to $4,404,000 for the same period in 1995. This increase can be attributed primarily to the added costs of operations related to the Company's new MDT subsidiary, increased efforts of Sales and Marketing including the launch of an aggressive advertising campaign for the HTMS-2510, as well as the effects of a fully staffed operation at the Desper Products, Inc. ("DPI").

     General and Administrative

     General and administrative costs remained relatively flat with a minor decrease of approximately 2% or $51,000, to $2,329,000 for the year ended December 31, 1996 as compared with $2,380,000 for the same period in 1995. The change is primarily the result of increased payroll and payroll related costs and financial reporting costs partially offset by savings in travel, external accounting fees, and consulting and temporary help.

     Research and Development

     The research and development activity grew substantially in 1996 with the added operations of the Company's new subsidiary, MDT commencing in June. In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI and introduced both the Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95 and N-2-2(TM) -- Digital Virtual Surround technologies for multi-channel discrete audio systems in DVD/DVD-ROM and Home Theater products during the year.

     To support these efforts research and development costs increased by approximately 199% or $1,238,000, to $1,860,000 for the year ended December 31, 1996, compared to $622,000 for the same period in 1995. The increase relates primarily to expenses incurred of $843,000 related to the Company's newly formed subsidiary MDT which began operating in June 1996, along with a fully-staffed operation at DPI.

     Sales and Marketing

     Sales and marketing costs increased approximately 40%, or $554,000, for a total of $1,955,000 for the year ended December 31, 1996, compared to $1,401,000 for the same period in 1995. The increase is attributed to payroll and payroll related costs and advertising costs related to a continued advertising and promotional campaign directed at the consumer and computer marketplaces.

     Net Loss

     The Company incurred the following significant, non-recurring items in 1996 which aggregated $21,147,000. Including these non-recurring items the Company reported a net loss for fiscal year 1996 of $25,395,000.

     O The Company recorded a one-time non-cash financial statement charge to earnings of $20,218,000 in the fourth quarter upon final consent by the BCSC to the modification of the Company's performance share escrow arrangement. Under the revised arrangement the Company's 5,776,700 "Performance Shares" (representing approximately 24 percent of fully diluted shares outstanding at December 31, 1996) became subject to a new escrow arrangement under which the shares will be released under a six year passage of time. The overall modification was approved by the Company's shareholders in August 1996. Under the revised arrangement, the performance shares will be released automatically as follows: 5% on June 22, 1997; 5% on June 22, 1998; 10% on June 22, 1999; 20% on June 22,
       2000; 30% on June 22, 2001; and 30% on June 22, 2002. In addition to the automatic releases, performance shares can be released based on the cash flow release criteria contained in the original June 22, 1992 escrow agreement although, to maintain a stable market in the Company's stock, in any year not more than 30% of the shares will be released, based on the cash flow criteria.

       Under the revised escrow arrangement, the performance shares will vest provided the individual has not voluntarily terminated his/her service to the Company prior to applicable vesting dates. Any individual who is involuntarily terminated by the Company has his/her unvested performance shares automatically accelerate to them. The Board, in its discretion, may allow an individual who has voluntarily terminated his/her service to keep a portion or all of his/her unvested performance shares.

       Based on the revised escrow arrangement, which modifies the escrow shares release from performance criteria to include a time-based criteria as well, the Company recorded as compensation expense the excess of the fair market value of the 5,776,700 performance shares on the date the Company accepted the terms of the new escrow arrangement over the purchase price of such escrow shares.

     O The Company recorded a one-time charge to earnings in June 1996, in the amount of $680,000 as "In Process Research & Development" in connection with its MultiDisc Technologies CD/DVD robotics system technology acquisition.

     O Lastly, in connection with the liquidation of its Canadian predecessor, the Company incurred and paid Canadian income taxes in the amount of $249,000.

     After adjusting for the above referenced one-time items, the net loss for the year ended December 31, 1996, totaled $4,248,000, compared to a net loss of $3,241,000 in 1995, an approximate increase of 31%, or $1,007,000. The increased loss includes operating expenses incurred of $843,000 related to the Company's newly formed subsidiary MDT which began operating in June 1996.

     During the last quarter of 1996, the Company completed the first phase of re-organization of its Desper Products, Inc. audio signal processing business by relocating the East Coast engineering facilities from Natick, Massachusetts to Mountain View, California. The Company also closed its southern California research facility.

     Liquidity and Capital Resources

     During the third and fourth quarters of 1997 the Company's audio licensing subsidiary, DPI, was profitable for the first time in the Company's history. The results of operations do not reflect this profitability because of the Company's commitment to the development of the MDT server technology. In an effort to relieve the Spatializer shareholders from the significant capital outlays and negative earnings impact of funding this development on November 5, 1997, the Board of Directors adopted a plan in which MDT will be a separately financed corporation.

     On November 10, 1997, the Company announced a plan in which MultiDisc Technologies, Inc. (MDT), currently a 100 percent-owned subsidiary, will be reorganized in a newly formed and separately financed corporation, MultiDisc. The Company is in negotiation with venture and strategic investors to provide a minimum of $6 million in new funding, resulting in a post-financing gross valuation for MultiDisc of not less than $18 million. Under the plan, Spatializer will, upon closing, hold a 67 percent equity interest in MultiDisc, representing a value of approximately $0.50 per Spatializer share on a fully diluted basis.

     At December 31, 1997, the Company had $577,000 in cash and cash equivalents as compared to $1,587,000 at December 31, 1996. The decrease in cash and cash equivalents is attributed to cash used for the development of MDT's principal technology demonstrators and cash used in other operating activities. The Company had working capital of $283,000 at December 31, 1997 as compared with $2,092,000 at December 31, 1996. The Company's future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and common stock issuances including warrant and option exercises. At December 31, 1997 the Company had five Foundry licensees, sixty-two OEM Licensees and fourteen authorized customers for its audio signal processing business as compared with three Foundry licensees and forty-eight OEM Licensees at December 31, 1996. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

     The Company continues to have no material long-term obligations and has no present commitments or agreements which would require any long-term debt to be incurred. The Company owed $112,500 to related parties as of December 31, 1997 and at December 31, 1996.

     On July 18, 1997, the Compensation Committee of the Board of Directors re-priced qualified stock options to purchase 220,103 shares of common stock granted to various employees since December 1995. The exercise price for these options was adjusted to $1.31 per share (the closing market price on July 18, 1997) reducing grant date exercise prices ranging from $1.50 to $4.73 per share. The vesting schedules and expiration dates for these options were not modified.

     On October 31, 1997, the Company entered into a line of credit agreement with Silicon Valley Bank to provide up to $750,000 in short term financing based upon the Company's accounts receivable base. As of December 31, 1997 there were borrowings against this line of credit in the amount of $400,000.

     On April 14, 1998, the Company entered into a $5 million private placement of which $3 million has been funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for the $3 million investment. Of the remaining $2 million, $1 million will be funded within 45 days of the closing and $1 million will be funded between 60 and 120 days after the effective date of a registration statement covering the common stock into which the Preferred Stock is convertible. In connection with the private placement, the Company agreed to issue 1,000,000 common stock purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 750,000 are being issued to investors (of which 450,000 were issued) and 250,000 warrants are being issued to placement agents (of which 150,000 were issued). The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% will be paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the current investment. In addition to the private placement, during the first quarter of 1998 the Company received short term unsecured advances of $650,000 from a related party, all of which are intended to be repaid with interest at 10% per annum on or before December 31, 1998.

     In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology.

     Funds generated by these financing activities as well as cash generated from the Company's existing operations is expected to be sufficient for the Company to meet its operating obligations and the anticipated additional research, development, and commercial prototype cost for the MultiDisc business during the next twelve months. However, if the $6 million MultiDisc funding is not completed, the Company will require additional capital, and need to identify other debt, equity or strategic investment sources to complete the research development and commercial introduction of the MultiDisc CD/DVD server technology and for marketing costs related to such activities. If the Company is unsuccessful in completing the MultiDisc funding management will be required to modify or delay the timing of the additional MultiDisc development and marketing activities.

     Net Operating Losses Carryforwards

     At December 31, 1997, the Company had net operating loss carryforwards of $20,310,941 for income tax purposes. The Company's ability to utilize approximately $900,000 of these tax losses which accrued during 1994 against future income may be restricted as a result of the change in year-ends to December 31, 1994. The net operating loss carryforwards expire through 2012.

     Inflation

     The Company believes that the moderate inflation rate of the 1990's has not impacted its operations.

  Year 2000

     The Company is aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. The Company is addressing this contingency with its computer consultants and plans to upgrade its software programs in 1998, the cost of which is expected to be no more than $15,000.

  The Asian Economic Crisis

     Approximately 22% of the Company's revenues for the year ended December 31, 1997 were derived from foundries and OEM's based in Japan and other Asian countries. The Company believes that the relatively moderate level of the Company's Asian business, and the concentration of this Asian business with Matsushita Electronics Corporation, which comprised 73% of revenues generated from Asian customers, has not resulted in a significant impact or represent a significant future risk on revenues or profitability.

  Comprehensive Income

     The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. FAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt FAS No. 130 in the first quarter of fiscal year ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spatializer Audio Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
March 6, 1998, except for note 19, which is as of April 15, 1998

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Current Assets:
  Cash and Cash Equivalents.................................  $    577,413    $  1,587,395
  Accounts Receivable, net of allowance for doubtful
     accounts of $190,000, and $90,000 at December 31, 1997
     and 1996,
     respectively...........................................       911,505         746,257
  Employee Advances.........................................        59,086          74,599
  Inventory.................................................        93,250         296,539
  Prepaid Expenses and Deposits.............................       135,702         260,984
  Deferred Transaction Costs (Note 3).......................       146,529              --
                                                              ------------    ------------
          Total Current Assets..............................     1,923,485       2,965,774
Property and Equipment, Net (Note 4)........................       586,961         622,856
Intangible Assets, Net (Note 5).............................       654,668         451,733
Other Assets................................................            --         100,832
                                                              ------------    ------------
                                                              $  3,165,114    $  4,141,195
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank Line of Credit Payable (Note 17).....................  $    400,000    $         --
  Notes Payable (Note 17)...................................        64,272          23,800
  Accounts Payable..........................................       651,376         403,870
  Accrued Liabilities.......................................        79,140         115,928
  Accrued Wages and Benefits................................       332,713         217,224
  Due to Related Parties (Note 6)...........................        79,140         115,928
                                                              ------------    ------------
          Total Current Liabilities.........................     1,640,001         873,322
                                                              ------------    ------------
  Commitments and Contingencies (Note 15)
  Liquidity (Note 18)
  Subsequent Event (Note 19)
Shareholders' Equity (Notes 8,9,13, and 14):
  Preferred shares, $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding............            --              --
  Common shares, $.01 par value, 50,000,000 shares
     authorized, 21,410,012 and 19,115,429 shares issued and
     outstanding at December 31, 1997 and 1996,
     respectively...........................................       214,100         191,154
  Additional Paid-In Capital................................    41,481,890      38,527,775
  Accumulated Deficit.......................................   (40,170,877)    (35,451,056)
                                                              ------------    ------------
          Total Shareholders' Equity........................     1,525,113       3,267,873
                                                              ------------    ------------
                                                              $  3,165,114    $  4,141,195
                                                              ============    ============

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1997            1996           1995
                                                     -----------    ------------    -----------
Revenues (Note 12):
  Product Revenues, net............................  $   336,703    $    336,849    $    63,507
  Licensing Revenues...............................      880,000              --        627,500
  Royalty Revenues.................................    1,564,530       1,687,338        539,213
                                                     -----------    ------------    -----------
                                                       2,781,233       2,024,187      1,230,220
          Cost of Revenues.........................      229,736         185,540         78,854
                                                     -----------    ------------    -----------
                                                       2,551,497       1,838,647      1,151,366
                                                     -----------    ------------    -----------
Operating Expenses:
  General and Administrative.......................    2,173,717       2,329,333      2,380,472
  Research and Development.........................    3,707,995       1,860,400        622,484
  Sales and Marketing..............................    1,356,196       1,954,527      1,400,794
  Compensation Expense (Note 9)....................           --      20,218,450             --
  In-Process Research and Development (Note 10)....           --         679,684             --
                                                     -----------    ------------    -----------
                                                       7,237,908      27,042,394      4,403,750
                                                     -----------    ------------    -----------
          Operating Loss...........................   (4,686,411)    (25,203,747)    (3,252,384)
Interest Income....................................       57,305         123,643        113,701
Interest Expense...................................      (21,063)        (14,571)       (39,695)
Other Income (Expense), net........................       (8,949)         10,042             --
                                                     -----------    ------------    -----------
                                                          27,293         119,114         74,006
                                                     -----------    ------------    -----------
     Loss Before Income Taxes......................   (4,659,118)    (25,084,633)    (3,178,378)
     Income Taxes (Note 11)........................      (60,703)       (310,537)       (62,907)
                                                     -----------    ------------    -----------
     Net Loss......................................  $(4,719,821)   $(25,395,170)   $(3,241,285)
                                                     ===========    ============    ===========
     Basic and Diluted Loss Per Share..............  $      (.23)   $      (2.01)   $     (0.32)
                                                     ===========    ============    ===========
     Weighted-average shares outstanding...........   20,604,095      12,644,751     10,156,816
                                                     ===========    ============    ===========

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                    1997              1996            1995
                                                                ------------      ------------    ------------
Cash Flows from Operating Activities:
  Net Loss..................................................    $ (4,719,821)     $(25,395,170)   $ (3,241,285)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and Amortization...........................         407,238           130,057          79,719
    Loss on Disposal of Property and Equipment..............          14,281                --              --
    Provision for Doubtful Accounts.........................         100,000            90,000              --
    Warrants Issued for Services............................         100,000                --              --
    Compensation Expense....................................              --        20,218,450              --
    In-Process Research and Development.....................              --           679,684              --
  Net Change in Assets and Liabilities:
    Accounts Receivable and Employee Advances...............        (249,806)         (498,848)       (319,604)
    Inventory...............................................         203,289           (34,408)        (22,419)
    Prepaid Expenses and Deposits...........................         125,282          (166,916)        (31,814)
    Other Assets............................................          (4,135)         (100,832)             --
    Accounts Payable........................................         247,506           223,824         (73,885)
    Accrued Liabilities, Wages and Benefits.................          78,701           129,622          35,305
                                                                ------------      ------------    ------------
Net Cash Used in Operating Activities.......................      (3,697,465)       (4,724,535)     (3,573,983)
                                                                ------------      ------------    ------------
Cash Flows from Investing Activities:
    Purchase of Property and Equipment......................        (187,485)         (229,780)       (164,175)
    Increase in Intangible Assets...........................        (237,036)          (43,118)        (69,544)
    Deferred Transaction Costs..............................        (146,529)               --              --
    MDT Asset Acquisition...................................              --        (1,062,156)             --
                                                                ------------      ------------    ------------
Net Cash Used in Investing Activities.......................        (571,050)       (1,335,054)       (233,719)
Cash Flows from Financing Activities:
    Issuance of Common Shares, net..........................       1,966,144         2,649,000       4,823,927
    Exercise of Options.....................................         408,352           387,535         260,565
    Exercise of Warrants....................................         502,565         1,710,587         479,067
    Due to Related Parties..................................              --          (212,561)       (183,638)
    Proceeds from Issuance of Notes Payable.................              --            15,273             972
    Proceeds from Bank on Line of Credit....................         400,000                --              --
    Repayments of Notes Payable.............................         (18,528)          (15,907)             --
                                                                ------------      ------------    ------------
Net Cash Provided by Financing Activities...................       3,258,533         4,533,927       5,380,893
                                                                ------------      ------------    ------------
Impact of changes in exchange rates on cash balances........              --                --              98
                                                                ------------      ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents............      (1,009,982)       (1,525,662)      1,573,289
Cash and Cash Equivalents, Beginning of Year................       1,587,395         3,113,057       1,539,768
                                                                ------------      ------------    ------------
Cash and Cash Equivalents, End of Year......................    $    577,413      $  1,587,395    $  3,113,057
                                                                ============      ============    ============
Supplemental Schedule of Non-Cash Investing and Financing
  Activities:
  Capital Expenditures Financed by Lease Obligations and
    Notes Payable...........................................    $     59,000      $     10,940    $         --
    Stock issued to Settle Debt.............................              --                --           8,583
                                                                ============      ============    ============
Supplemental Disclosure of Cash Flow
Information:
  Cash Paid During the Year For:
  Interest..................................................    $     21,063      $     13,771    $     39,695
  Income Taxes..............................................          60,703           310,729             800
                                                                ============      ============    ============

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      COMMON SHARES
                                  ----------------------                                        TOTAL
                                  NUMBER OF                  ADDITIONAL      ACCUMULATED    SHAREHOLDERS'
                                    SHARES     PAR VALUE   PAID-IN-CAPITAL     DEFICIT         EQUITY
                                  ----------   ---------   ---------------   ------------   -------------
Balance, December 31, 1994......  14,977,996   $149,780      $ 8,031,435     $ (6,814,601)  $  1,366,614
Issuance of Shares for Debt.....      10,000        100            8,483               --          8,583
Options Exercised (Note 13).....     220,500      2,205          258,360               --        260,565
Warrants Exercised (Note 14)....     197,500      1,975          477,092               --        479,067
Private Placements, Net (Note
  8)............................   2,051,535     20,515        4,803,412               --      4,823,927
Net Loss........................          --         --               --       (3,241,285)    (3,241,285)
                                  ----------   --------      -----------     ------------   ------------
Balance, December 31, 1995......  17,457,531    174,575       13,578,782      (10,055,886)     3,697,471
Options Exercised (Note 13).....     363,033      3,630          383,905               --        387,535
Warrants Exercised (Note 14)....     646,000      6,460        1,704,127               --      1,710,587
Private Placements, Net (Note
  8)............................     648,865      6,489        2,642,511               --      2,649,000
Performance Shares (Note 9).....          --         --       20,218,450               --     20,218,450
Net Loss........................          --         --               --      (25,395,170)   (25,395,170)
                                  ----------   --------      -----------     ------------   ------------
Balance, December 31, 1996......  19,115,429    191,154       38,527,775      (35,451,056)     3,267,873
Options Exercised (Note 13).....     339,833      3,399          404,954               --        408,352
Warrants Exercised (Note 14)....     287,250      2,872          499,693               --        502,565
Private Placements, Net (Note
  8)............................   1,667,500     16,675        1,949,468               --      1,966,144
Warrants Issued for Services
  (Note 14).....................          --         --          100,000               --        100,000
Net Loss........................          --         --               --       (4,719,821)    (4,719,821)
                                  ----------   --------      -----------     ------------   ------------
Balance, December 31, 1997......  21,410,012   $214,100      $41,481,890     $(40,170,877)  $  1,525,113
                                  ==========   ========      ===========     ============   ============

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

     Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") is in the business of developing and licensing technology.

     The Company's wholly owned subsidiary Desper Products, Inc. ("DPI") is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

     The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") is in the business of developing scaleable, modular compact disc and digital versatile disc ("DVD") server technologies associated with a network based compact disc/DVD server for internet and intranet applications. MDT plans to both license its technology or engage in third party manufacturing arrangements.

     On December 5, 1995, the Board of Directors of the Company authorized the liquidation of Spatializer Audio Laboratories, Inc. -- Yukon pursuant to
Section 213 of the Business Corporations Act (Yukon). This action was taken to minimize the tax consequences to the Company. The liquidation was completed during the first quarter of 1996.

(2) SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly owned subsidiaries, Desper Products, Inc. and MultiDisc Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEM's) and foundries.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash balances of $71,500 and $51,500 at December 31, 1997 and 1996, respectively, related to leasehold improvement and credit card guarantees are included in cash and cash equivalents in the accompanying consolidated financial statements.

  Inventory

     Inventory, which consists primarily of finished goods, is stated at the lower of cost (first-in, first-out) or market.

  Research and Development Costs

     The Company expenses research and development costs as incurred.

  Property and Equipment

     Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment are depreciated over three to five years

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

using accelerated-depreciation methods, which approximates 150% declining balance. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term.

  Intangible Assets

     Intangible assets consist of patent costs which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to ten years.

  Loss per Share

     On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings
(loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during 1997, 1996, and 1995 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                                              1997         1996         1995
                                            ---------    ---------    ---------
Performance Shares........................         --    5,745,047    5,776,700
Options...................................  1,855,070    1,701,732    1,426,432
Warrants..................................    934,750      174,000      780,000
                                            ---------    ---------    ---------
                                            2,789,820    7,621,779    7,983,132
                                            =========    =========    =========

     Adoption of SFAS 128 did not have an impact on loss per share for the years ended December 31, 1996 and 1995 as previously reported.

  Stock Option Plan

     Prior to January 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense using the fair value based method over the vesting period the fair value of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (Note 13).

  Impairment of Long-Lived Assets and Assets to be Disposed of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  Segment Reporting

     The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. Prior to the formation of MDT in June 1996, the Company had only one operating segment, DPI, the Company's 3-D Audio Signal Processing business. Subsequent to the formation of MDT in June 1996, the Company also began developing CD/DVD technology.

  Comprehensive Income

     The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. FAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt FAS No. 130 in the first quarter of fiscal year ended December 31, 1998.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Reclassifications

     Certain amounts have been reclassified to conform with the 1997 presentation.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  Sales of Common Stock of Subsidiaries

     At the time a subsidiary or equity affiliate sells existing or newly issued common stock to unrelated parties at a price in excess of its book value, the Company records a gain reflecting its share of the change in the subsidiary's shareholders equity resulting from the sale.

(3) DEFERRED TRANSACTION COSTS

     On November 5, 1997, the Board of Directors adopted a plan to separately finance MDT. Costs relating to this transaction for legal, accounting, valuation, and consulting are being deferred until the completion of the transaction. The plan, if MDT is formed as a separate entity, the Company will, upon closing, receive majority interest in the new company.

(4) PROPERTY AND EQUIPMENT

     Property and equipment, at cost, as of December 31, 1997 and 1996 consists of the following:

                                                          1997         1996
                                                       ----------    --------
Office Computers, Software, Equipment and
  Furniture..........................................  $  788,392    $595,993
Test Equipment.......................................     114,225      97,928
Tooling Equipment....................................      44,136      44,136
Trade Show Booth and Demonstration Equipment.........     137,158     130,846
Leasehold Improvements...............................      48,783      45,756
                                                       ----------    --------
                                                        1,132,694     914,659
Less Accumulated Depreciation and Amortization.......     545,733     291,803
                                                       ----------    --------
                                                       $  586,961    $622,856
                                                       ==========    ========

     At December 31, 1997, the Company had $59,000 of equipment under capital lease with related accumulated depreciation of $14,750.

(5) INTANGIBLE ASSETS

     Intangible assets, as of December 31, 1997 and 1996 consist of the following:

                                                           1997        1996
                                                         --------    --------
Capitalized patent and technology costs................  $546,260    $309,222
Capitalized patent costs in association with MDT Asset
  Acquisition (Note 9).................................   200,000     200,000
                                                         --------    --------
                                                          746,260     509,222
Less Accumulated Amortization..........................    91,592      57,489
                                                         --------    --------
                                                         $654,668    $451,733
                                                         ========    ========

(6) DUE TO RELATED PARTIES

     The Company was indebted to certain related parties for an amount totaling $112,500 at December 31, 1997 and 1996. This amount bears interest at a fixed rate of 10% annually and is due on demand.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 1997 and 1996 approximated fair value due to the short maturity of those investments.

     The fair value of the advances from related parties could not be estimated due to the nature of the borrowings.

     The fair values of notes payable at December 31, 1997 and 1996 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

(8) SHAREHOLDERS' EQUITY

  DURING THE YEAR ENDED DECEMBER 31, 1997, SHARES WERE ISSUED OR CONVERTED AS
FOLLOWS:

     In March 1997, the Company completed a private placement of 1,600,000 units at a price of $1.25 per unit, each unit comprised of one common share and one-half of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $1.75 on or before April 7, 1998. Stock issuance costs consisted of 67,500 shares of common stock, 12,000 warrants to purchase an equivalent number of shares of common stock at
1.50 per share and $33,856 cash.

  DURING THE YEAR ENDED DECEMBER 31, 1996, SHARES WERE ISSUED OR CONVERTED AS
FOLLOWS:

     In May 1996, the Company completed a private placement of 200,000 units at a price of $4.25 per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $4.75 on or before May 9, 1997. Regulatory approval was received in July 1996 from the Vancouver Stock Exchange ("VSE").

     Also in May 1996, the Company completed a private placement of 280,000 units at a price of $4.25 per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $4.75 on or before May 31, 1997. Regulatory approval was received in July 1996 from the VSE.

     In June 1996, the Company completed a private placement of 140,000 units at a price of $4.35 per unit, each unit comprised of one common share and one-quarter of one non-transferable share purchase warrant. One warrant entitles the holder to purchase one additional share at a price of $5.12 on or before June 17, 1997. Regulatory approval was received in August 1996 from the VSE.

     In relation to the private placements of the Company's stock during 1996, finder's fees for such placements were paid through the issuance of 28,865 shares of stock.

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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(9) ESCROW PERFORMANCE SHARES

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

     All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 1997, 1996, and 1995. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above.

(10) ASSET ACQUISITION

     In June 1996, the Company purchased certain assets from Home Theater Products International, Inc. ("HTP"), a debtor in possession, for $1,062,156, including acquisition costs. Of the purchase price, $679,684 was allocated to In-Process Research and Development ("IPR&D") and expensed at the Closing. IPR&D is defined as those research and development efforts that, as of the acquisition date, June 24, 1996, have not yet

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

generated commercializable products and thus the revenue generating capability of the products is uncertain. At the date of acquisition there were no existing products acquired. IPR&D represents 64% of the total acquisition costs. The remaining 36% was allocated as follows: approximately $200,000 to intangible assets, primarily representing acquired patent applications, and approximately $182,000 to fixed assets, including computers, office equipment, and furniture. The Company has not begun amortizing the intangible assets purchased since the patents had not been approved as of December 31, 1997.

(11) INCOME TAXES

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                1997        1996       1995
                                               -------    --------    -------
State franchise tax..........................  $ 2,856    $ 58,331    $    --
Foreign taxes................................   57,847     252,206     62,907
                                               -------    --------    -------
                                               $60,703    $310,537    $62,907
                                               =======    ========    =======

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 8.5% to 15% and are recorded as foreign tax expense when incurred. In early 1996, the Company completed the liquidation of Spatializer -- Yukon, a Canadian subsidiary. The liquidation resulted in a Canadian tax liability of approximately $249,000 and approximately $3,000 in minimum state taxes in 1996.

     Income tax expense for the years ended December 31, 1997, 1996 and 1995 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carryforwards for which no tax benefit has been provided.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                               1997           1996
                                                            -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 7,514,616    $ 5,913,456
  In-process research and development costs...............      271,873        271,873
  Asset reserves..........................................       96,015         36,000
  Accrued liabilities.....................................      103,728         12,384
  Property and equipment, principally due to differences
  in
  depreciation and capitalized interest...................       25,070          3,888
  Other...................................................       26,483             --
                                                            -----------    -----------
Total gross deferred tax assets...........................    8,307,785      6,237,601
Less valuation allowance..................................   (8,307,785)    (6,237,601)
                                                            -----------    -----------
Net deferred tax assets...................................  $        --    $        --
                                                            ===========    ===========

     The valuation allowance for deferred tax assets, as of January 1, 1997 and 1996 was $6,237,601 and $3,441,200, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $2,070,184 and $2,796,401, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $21,600,000 prior to the expiration of the net operating loss carryforwards in 2012. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 1997 and 1996. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under section 382 of the Internal Revenue Code.

     At December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $20,310,941 which are available to offset future federal taxable income, if any, through 2012. In addition, the Company has foreign tax and general business credit carryforwards of $179,000 and $188,000 respectively.

(12) MAJOR CUSTOMERS

     The revenues for the year ended December 31, 1997 include revenues from two major customers each of whom represent 16% and 56%, respectively, of total revenues. The revenues for the year ended December 31, 1996 include revenues from four major customers each of whom represent 25%, 24%, 14% and 12%, respectively, of total revenues. The revenues for the year ended December 31, 1995 include revenues from three major customers each of whom represent 29%, 13% and 12%, respectively, of total revenues.

(13) STOCK OPTIONS

     In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 2,141,001 as of December 31, 1997. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 1997, there were 285,931 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.44, $3.24, and $2.89, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 -- expected dividend yield 0%, risk-free interest rate of 6.50%, expected volatility of 147% and an expected life of 5 years; 1996 -- expected dividend yield 0%, risk-free interest rate of 6.41%, expected volatility of 147% and an expected life of 5 years;
1995 -- expected dividend yield 0%, risk-free interest rate of 6.04%, expected volatility of 147% and an expected life of 5 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for the fair value of its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                        1997            1996           1995
                                     -----------    ------------    -----------
Net loss -- as reported............  $(4,719,821)   $(25,395,170)   $(3,241,285)
         -- pro forma..............   (6,408,547)    (25,954,816)    (3,388,485)
                                     ===========    ============    ===========
Basic and diluted loss per share
         -- as reported............  $      (.23)   $      (2.01)   $      (.32)
         -- pro forma..............         (.31)          (2.05)          (.33)
                                     ===========    ============    ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Pro forma net loss reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                            NUMBER       EXERCISE PRICE
                                                           ---------    ----------------
Options Outstanding at December 31, 1994.................  1,070,000         $1.164
  Options Granted........................................    576,932         $3.176
  Options Exercised......................................   (220,500)        $1.129
                                                           ---------
Options Outstanding at December 31, 1995.................  1,426,432         $0.864
  Options Granted........................................    715,000         $3.506
  Options Exercised......................................   (363,033)        $1.070
  Options Expired........................................    (76,667)        $3.506
                                                           ---------
Options Outstanding at December 31, 1996.................  1,701,732         $2.737
  Options Granted........................................    780,000         $1.560
  Options Exercised......................................   (339,833)        $1.182
  Options Forfeited......................................   (286,829)        $3.208
                                                           ---------
Options Outstanding at December 31, 1997.................  1,855,070         $1.897
                                                           =========

     At December 31, 1997, the ranges of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

                                                WEIGHTED-AVERAGE
                                                   REMAINING
           RANGES OF EXERCISE PRICES            CONTRACTUAL LIFE
           -------------------------            ----------------
$0.87 - $1.31..................................    50 months
$1.50 - $2.00..................................    47 months
$2.34 - $3.26..................................    42 months
$4.30..........................................    35 months

     At December 31, 1997 and 1996, the number of options exercisable was 1,233,403,and 1,125,901, respectively, and the weighted-average exercise price of those options was $2.059, and $2.218, respectively.

     On July 18, 1997, the Compensation Committee of the Board of Directors re-priced qualified stock options to purchase 220,103 shares of common stock granted to various employees beginning in December 1995. The exercise price for these options was adjusted to $1.31 per share (the closing market price on July 18, 1997) reducing grant date exercise prices ranging from $1.50 to $4.73 per share. The vesting schedules and expiration dates for these options were not modified.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) WARRANTS

     Warrant activity for the periods indicated below is as follows:

                                                      WARRANTS     WARRANT PRICE
                                                      ---------    -------------
Warrants Outstanding at December 31, 1994...........    490,000       $2.618
  Warrants Issued...................................    487,500       $2.549
  Warrants Exercised................................   (197,500)      $2.406
                                                      ---------
Warrants Outstanding at December 31, 1995...........    780,000       $2.536
  Warrants Issued...................................    155,000       $3.553
  Warrants Exercised................................   (646,000)      $2.645
  Warrants Expired..................................   (115,000)      $3.700
                                                      ---------
Warrants Outstanding at December 31, 1996...........    174,000       $3.790
  Warrants Issued...................................  1,067,000       $1.455
  Warrants Exercised................................   (287,250)      $1.750
  Warrants Expired..................................    (19,000)      $3.800
                                                      ---------
Warrants Outstanding at December 31, 1997...........    934,750       $1.704
                                                      =========

     All of the warrants granted in 1997, 1996 and 1995 were issued in connection with private placements except for 100,000 warrants granted in 1997 as consideration for consulting services rendered during 1997. The fair value of the consulting services was included in research and development costs in the accompanying consolidated statement of operations for the year ended December 31, 1997. At December 31, 1997 and 1996, the number of warrants exercisable was 934,750 and 174,000, respectively.

(15) COMMITMENTS AND CONTINGENCIES

  Legal

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

     On August 29, 1996, the Court granted the Company's summary judgment motion in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound. In granting the Company's summary judgment motion, the Court found that the Company's IC (Integrated Circuit) does not infringe the QSound patent and denied QSound's motion with respect to infringement. The Company's claim that the QSound patent is invalid was not decided and, since the issues which the Court would need to consider on the patent invalidity claim are similar to certain issues considered in the infringement claim, QSound was granted the right to immediately appeal the denial of its motion and trial on the invalidity issue was deferred until after that appeal. In substance, the Court's finding confirms the Company's position that there is no infringement by the Company's IC of any patent held by QSound and that the claims by QSound were without merit. The Court of Appeals for the Federal Circuit heard oral arguments on November 5, 1997. The parties are now waiting for the decision of the appellate court. If the appeal is denied and the Court's decision is confirmed on appeal, the Company intends to pursue the remaining claims for damages and for a decision that the QSound patent is invalid. If the appeal is granted and the Court's decision on the motion is overruled, a trial on the merits would follow at which time the Company will again assert its current position, which already was adopted in the grant of the Company's summary judgment motion, and will assert its remaining claims against QSound. QSound has appealed and the appeal is pending.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OPERATING LEASE COMMITMENTS

     The Company is obligated for future minimum rental payments for all operating leases of approximately $240,000, $107,000, and $22,000 during the years ended December 31, 1998, 1999, and 2000, respectively. Rent expense amounted to approximately $238,000 $197,000, $132,000, for years ended December 31, 1997, 1996 and 1995 respectively.

(16) VALUATION AND QUALIFYING RESERVES

     The Company had reserves for doubtful accounts recorded in the accompanying consolidated financial statements which are summarized as follows:

                                                                ALLOWANCE FOR
                                                                  DOUBTFUL
                                                                  ACCOUNTS
                                                              -----------------
Balance at December 31, 1994................................      $     --
  Charges to expenses.......................................            --
  Deductions................................................            --
                                                                  --------
Balance at December 31, 1995................................            --
  Charges to expenses.......................................        90,000
  Deductions................................................            --
                                                                  --------
Balance at December 31, 1996................................        90,000
  Charges to expenses.......................................       100,000
  Deductions................................................            --
                                                                  --------
Balance at December 31, 1997................................      $190,000
                                                                  ========

FINANCING ARRANGEMENTS

  Bank Credit Agreement

     The Company has an accounts receivable-based working capital bank line of credit which provides for borrowings up to $750,000 of the Company's qualified and eligible gross domestic accounts receivable at an interest rate of 1.5% of the average gross daily factoring account balance (18% at December 31, 1997). At December 31, 1997, borrowings outstanding under this credit facility amounted to $400,000. The line of credit expires on October 23, 1998. Unused borrowings under the line of credit were $350,000 at December 31, 1997.

NOTES PAYABLE

     Notes payable at December 31, 1997 and 1996 consist of the following:

                                                            1997       1996
                                                           -------    -------
Notes payable, secured by equipment, interest at 11.5% to
  22%, payable in monthly installments May 2002..........  $19,781    $23,800
Capital lease obligations, payable in monthly
  installments through February 2000.....................   44,491         --
                                                           -------    -------
                                                           $64,272    $23,800
                                                           =======    =======

     The notes payable balances as of December 31, 1997 and 1996 have been classified as current liabilities since the long-term portion of the debt is not material to the accompanying consolidated balance sheet.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The aggregate amounts of minimum maturities of notes payable and capital lease obligations as of December 31, 1997 are as follows:

                                                         NOTES     CAPITAL LEASE
                                                        PAYABLE     OBLIGATIONS
                                                        -------    -------------
1998..................................................  $ 4,582       $22,893
1999..................................................    4,582        23,218
2000..................................................    4,428         3,906
2001..................................................    5,222            --
2002..................................................      967            --
                                                        -------       -------
                                                        $19,781        50,017
                                                        =======
Less amounts representing interest....................                  5,526
                                                                      -------
                                                                      $44,491
                                                                      =======

(18) LIQUIDITY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has an accumulated deficit of $40,170,877 at December 31, 1997. The operating loss of $4,686,411 in 1997 was primarily the result of $3,793,522 of costs incurred to develop technology by the Company's subsidiary MDT. MDT is a development stage enterprise which is devoting substantially all of its present efforts to develop technology. Planned operations have not commenced, and accordingly, no revenue has been derived therefrom. Much of the Company's cash resources have been utilized to develop MDT's technology since June 1996. The Company has historically relied on cash from private placements and exercises of options and warrants to provide funding for operations and its research and development efforts. Management believes that the Company's cash resources, the private placement completed on April 14, 1998 (Note 19) and borrowing capacity on its working capital line of credit combined with the Company's ability, if necessary to temporarily reduce MDT's research activity, will be sufficient to fund operations for at least the next year.

(19) SUBSEQUENT EVENT

     On April 14, 1998, the Company entered into a $5 million private placement of which $3 million has been funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for the $3 million investment. Of the remaining $2 million, $1 million will be funded within 45 days of the closing and $1 million will be funded between 60 and 120 days after the effective date of a registration statement covering the common stock into which the Preferred Stock is convertible. In connection with the private placement, the Company agreed to issue 1,000,000 common stock purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 750,000 are being issued to investors (of which 450,000 were issued) and 250,000 warrants are being issued to placement agents (of which 150,000 were issued). The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% will be paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the current investment. In addition to the private placement, during the first quarter of 1998 the company received short term unsecured advances of $650,000 from a related party, all of which are intended to be repaid with interest at 10% per annum on or before December 31, 1998.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     In a private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology.

(20) SEGMENT REPORTING

     The following table presents information about reported segment losses and segment assets as of and for the years ended December 31, 1997 and 1996:

                                        1997                                     1996
                       --------------------------------------   ---------------------------------------
                                                    SEGMENT                                   SEGMENT
                          DPI           MDT          TOTAL          DPI           MDT          TOTAL
                       ----------   -----------   -----------   -----------   -----------   -----------
Revenues from
  External
  Customers..........  $2,781,233   $        --   $ 2,781,233   $ 2,024,187   $        --   $ 2,024,187
Interest Income......         758         3,145         3,904         3,271         3,056         6,327
Interest Expense.....     (12,483)       (5,353)      (17,836)      (13,282)         (208)      (13,490)
Depreciation and
  Amortization.......     134,905       154,730       289,635       134,720        44,034       178,754
  In Process Research
     and
     Development.....          --            --            --            --       679,684       679,684
  Segment Profit.....    (645,412)   (3,793,522)   (4,438,934)   (2,233,252)   (1,648,059)   (3,881,311)
Segment Assets.......     616,563       780,189     1,396,752     1,698,660       607,850     2,306,510
Expenditures for
  Segment Assets.....      34,819       317,808       352,627        80,577       143,382       223,959

     The following is a reconciliation of reportable segment loss and assets, to the Company's consolidated totals.

                                                      1997            1996
                                                   -----------    ------------
LOSS:
Total loss for reportable segments...............  $(4,438,934)   $ (3,881,311)
Compensation Expense (Note 9)....................                  (20,218,450)
Other Corporate Expenses.........................     (280,887)     (1,295,409)
                                                   -----------    ------------
Total Net Loss...................................  $(4,719,821)   $(25,395,170)
                                                   ===========    ============
ASSETS:
Total assets for reportable segments.............  $ 1,396,752    $  2,306,510
Corporate assets.................................    1,768,362       1,834,685
                                                   -----------    ------------
Consolidated Total...............................  $ 3,165,114    $  4,141,195
                                                   ===========    ============

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to both the directors and executive officers of the Company:

                 NAME                   AGE                        POSITION
                 ----                   ---                        --------
NOMINEES FOR TERMS ENDING IN 2001:
James D. Pace                           42     Director -- 2/95 to date.
                                               Member of Compensation Committee -- 2/95 to date.
Gilbert N. Segel                        65     Director -- 5/95 to date.
                                               Member of Audit Committee -- 5/95 to date.
                                               Member of Compensation Committee -- 5/95 to date.

NOMINEES FOR TERMS ENDING IN 2000:
Jerold H. Rubinstein                    59     Director -- 8/91 to date.
                                               Member of Audit Committee -- 8/91 to date.
Stephen W. Desper                       55     Director -- 7/92 to date.
                                               Chairman of the Board -- 7/92 to 12/95.
                                               Vice Chairman of the Board -- 12/95 to date.
                                               Principal Holder.
Steven D. Gershick                      43     Director -- 7/92 to date.
                                               Chairman of the Board -- 12/95 to date.
                                               President and Chief Executive Officer -- 7/92 to
                                               date.
                                               President of Operating Subsidiary Desper
                                               Products, Inc.
                                               ("DPI") -- 3/97 to 1/98.
                                               Chief Executive Officer of DPI -- 10/91 to date.
                                               President of Operating Subsidiary MultiDisc
                                               Technologies, Inc.
                                               ("MDT") -- 9/97 to date.
                                               Chief Executive Officer of MDT -- 6/96 to date.

NOMINEES FOR TERMS ENDING IN 1999:
Carlo Civelli                           49     Director -- 3/93 to date.
                                               Vice President Finance, Europe -- 8/91 to 3/95.
                                               Principal Holder.
Scot E. Land                            43     Director

EXECUTIVE OFFICERS:
Michael Bolcerek                        35     President of Operating Subsidiary Desper
                                               Products, Inc.
                                               ("DPI") -- 1/98 to date.
                                               Chief Financial Officer/V.P. Finance -- 6/97 to
                                               3/98.
Henry R. Mandell                        41     Chief Financial Officer/Senior V.P.
                                               Finance -- 3/98 to date.

     JAMES D. PACE. Director since February 1995. Director of DPI since July 1992. For more than the last five years, Mr. Pace has specialized in the introduction and distribution of new technologies into the professional recording and film industries. He is an electronics engineer with broad experience in recording and live sound reinforcement.

     GILBERT N. SEGEL. Director since May 1995. Mr. Segel has spent more than thirty (30) years as an independent business manager representing musical artists, film actors and entertainment industry entrepreneurs. Since 1985, he has concentrated on his personal investments and serves as a director of various private business and charitable enterprises. Mr. Segel is the brother-in-law of Mr. Rubinstein.

     JEROLD H. RUBINSTEIN. Director since August 1991. Chairman and Chief Executive Officer of XTRA Music. Formerly Chairman and Chief Executive Officer DMX, Inc. (previously International Cablecasting Technologies, Inc.). Prior to that, co-owner and chairman of United Artists Records; chairman of ABC Records, Inc.; co-founder and chairman of Bel-Air Savings and Loan of Los Angeles; and co-founder and partner of JRC Oil, a Colorado oil and gas exploration company. Attorney and certified public accountant, California. Mr. Rubinstein is the brother-in-law of Mr. Segel.

     STEPHEN W. DESPER. Vice Chairman of the Board, Inventor. Devoted his full time for a number of years to developing and refining Spatializer(R) technology. Recording engineer, over twenty (20) years experience; Director of Engineering for The Beach Boys Organization. Acoustician, Acoustic Design and Noise Control Engineer. December, 1991 to December, 1995, Chairman of Spatializer Audio Laboratories, Inc. Since December, 1995 Vice Chairman of Spatializer Audio Laboratories, Inc. Inventor and President of Desper Products; Inc. ("DPI")
 -- June 1986 to October, 1991. Vice President and Director of Research, DPI -- October 1991 to December 1996.

     STEVEN D. GERSHICK. Chairman of the Board, President and Chief Executive Officer. Director since July 1992. Since December 1995, Chairman of Spatializer Audio Laboratories, Inc. Certified Public Accountant, KPMG Peat Marwick from May 1977 through June, 1980. From 1981 through September, 1991, the principal of a Certified Public Accounting firm specializing in business consulting and entertainment business management. Since October 1, 1991, CEO of DPI. From October, 1991 to June, 1996, President of DPI. From March 1997 to January 1998, resumed role as President of DPI. Since June 1996, CEO of MDT. President of MDT since September 1997. Since December 1991, President and CEO of Spatializer Audio Laboratories, Inc. Practicing C.P.A. to October 1991.

     CARLO CIVELLI. Director since March 1993. VP Finance-Europe from August 1991 to March 1995. Has extensive experience in financing emerging public companies. Managing director of Clarion Finanz AG, Zurich, Switzerland, for more than the last five years. Director and Financial Consultant to Clarion Finanz AG.

     SCOT E. LAND. Director since April 1997. Managing Director of EnCompass Group, Inc. 1997 to date. Senior Technology Analyst with Microsoft Corporation 1994 to 1997. From 1993 to 1994, Mr. Land was Vice President of First Marathon Securities, Toronto, Canada with responsibilities in Research and Investment Banking, specializing in High Technology. During this same time, Mr. Land was an advisor to Microsoft Corporation on matters related to strategic planning and competitive product assessment. From 1988 to 1993, Mr. Land was President and CEO of InVision Technologies, Foster City, California. Mr. Land is on the Board of Directors of several private technology companies and non-profit organizations.

     MICHAEL BOLCEREK. President of DPI since January, 1998. Chief Financial Officer and Vice President of Finance June 1997 to March 1998. Controller of Nokia Display Products, Inc. 1995 to 1996. Treasurer and Acting Chief Financial Officer for Axil Computer, Inc. 1994 to 1995. Assistant Treasurer for NeXT Computer, Inc. 1992 to 1993. Manager of U.S. Treasury Operations for NeXT Computer, Inc. 1991 to 1992. Previously worked for Oracle Corporation in various management positions from 1987 to 1991.

     HENRY R. MANDELL. Chief Financial Officer and Senior Vice President, Finance since March 1998. Executive Vice President and Chief Financial Officer of The Sirena Apparel Group, Inc. from November 1990 to January, 1998. Senior Vice President of Finance and Administration for Media Home Entertainment, Inc. from April 1985 to November 1990. Director of Finance and Accounting for Oak Media Corporation from June 1982 to April 1985. Senior Corporate Auditor for Twentieth Century Fox Film Corporation from June 1981 to June 1982. Senior Auditor for Arthur Young and Company from August 1978 to June 1981, where he qualified as a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth separately, for the last three complete fiscal years, each component of compensation paid or awarded to, or earned by, the Chief Executive Officer ("CEO") of the Company and each of the other most highly compensated executive officers who were serving as executive officers at the end of the last fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM COMPENSATION
                                                                            ------------------------------------
                                                                                      AWARDS             PAYOUTS
                                                                            --------------------------   -------
                                                                             SECURITIES     RESTRICTED
                                                 ANNUAL COMPENSATION           UNDER          STOCK
                                            -----------------------------   OPTIONS/SARS      AWARDS      LTIP
   NAME AND PRINCIPAL POSITION      YEAR     SALARY     BONUS      OTHER    GRANTED (#)        ($)       PAYOUTS
   ---------------------------      -----   --------   --------   -------   ------------    ----------   -------
Steven D. Gershick................  12/97   $175,000   $ 44,250   $ 9,000      50,000          N/A        N/A
  Chairman of the                   12/96   $150,000   $ 37,500   $ 8,607      50,000       See note 6    N/A
  Board, President and CEO          12/95   $150,000   $ 37,500   $ 8,100     150,000(3)       N/A        N/A
Irwin Zucker(1)...................  12/97   $140,000   $ 13,000   $ 9,000         N/A          N/A        N/A
  Vice President,                   12/96   $ 70,000   $ 37,500   $ 5,007      50,000(5)    See note 6    N/A
  Strategic Development for MDT
Eric Rene Bos(1)..................  12/97   $120,000   $136,500       N/A         N/A          N/A        N/A
  Vice President,                   12/96   $ 60,000   $ 26,500   $10,000      25,000(5)       N/A        N/A
  Product Development for MDT
Robert Montelius(1)...............  12/97   $120,000   $136,500       N/A         N/A          N/A        N/A
  Vice President,                   12/96   $ 60,000   $ 26,500   $10,000      25,000(5)       N/A        N/A
  Engineering for MDT
Theodore Tanner(2)................  12/97   $ 98,770   $ 13,000   $ 6,000      15,000(4)       N/A        N/A
  Vice President,                   12/96   $ 64,675   $ 15,500       N/A      45,000(4)    See note 6    N/A
  Engineering for DPI

---------------
(1) Mssrs. Zucker, Bos and Montelius all became employees upon the Company's acquisition of MultiDisc Technologies, Inc. in June, 1996.

(2) Mr. Tanner became an employee of DPI in March, 1996.

(3) The exercise price for these options was adjusted to the closing market price on April 1, 1997.

(4) The exercise price for these options was adjusted to the closing market price on July 18, 1997.

(5) The exercise price for these options was adjusted to the closing market price on December 12, 1997.

(6) On September 2, 1996, Steven D. Gershick, Theodore Tanner and Irwin Zucker received performance shares which were transferred from prior holders based on a previous understanding that those shares were held for their benefit. Based on the market closing price of $4.25 on September 2, 1996, the value of the shares they received was as follows: Mr. Gershick, $636,405; Mr. Tanner, $63,640; and Mr. Zucker, $127,281. On June 22, 1997, 5% of the
    5,776,700 originally issued performance shares were released from escrow in accordance with the escrow arrangement. As a result, as of December 31, 1997, 5,445,115 of the originally issued performance shares remained outstanding which, based on the $1.50 year end closing price of the stock, were valued at $8,167,673. Unless released earlier based on cumulative positive cash flow of $.6285 Cdn. per share, the remainder of these shares will vest based on the following schedule: 5% June, 1998; 10% June, 1999; 20% June, 2000; 30% June 2001; and, 30% June, 2002.

           OPTION/STOCK APPRECIATION RIGHT ("SAR") GRANTS DURING THE
                     MOST RECENTLY COMPLETED FINANCIAL YEAR

     The following table presented in accordance with the Securities Exchange Act of 1934, as amended ("the Exchange Act") and the Regulations thereunder, sets forth stock options granted under the Company's Stock Option Plan ("the Stock Option Plan") during the most recently completed financial year to each of the Named Executive Officers:

                                       INDIVIDUAL GRANTS                                             POTENTIAL
-----------------------------------------------------------------------------------------------     REALIZABLE
                                                                        MARKET                       VALUE AT
                                                                       VALUE OF                       ASSUMED
                                                                      SECURITIES                  ANNUAL RATES OF
                                     % OF TOTAL                       UNDERLYING                       STOCK
                       SECURITIES     OPTIONS                          OPTIONS/                        PRICE
                         UNDER         /SARS                           SARS ON                     APPRECIATION       GRANT
                        OPTIONS/     GRANTED TO     EXERCISE OR        DATE OF                    FOR OPTION TERM      DATE
                          SARS      EMPLOYEES IN     BASE PRICE         GRANT        EXPIRATION   ---------------    PRESENT
                        GRANTED     FISCAL YEAR     ($/SECURITY)     ($/SECURITY)       DATE      5%($)    10%($)    VALUE $
                       ----------   ------------   --------------   --------------   ----------   ------   ------   ----------
Steven D. Gershick...    50,000        6.4%        $   1.50/share   $   1.50/share    4/01/02     $3,750   $7,500      $ 0
Irwin Zucker.........       N/A         N/A                   N/A              N/A        N/A        N/A      N/A      N/A
Eric Rene Bos........       N/A         N/A                   N/A              N/A        N/A        N/A      N/A      N/A
Robert Montelius.....       N/A         N/A                   N/A              N/A        N/A        N/A      N/A      N/A
Theodore Tanner......    15,000        1.9%        $ 1.31/share(1)  $ 1.31/share(1)   4/01/02     $  983   $1,965      $ 0

---------------
(1) Repriced from $1.50 per share effective July 18, 1997.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FINANCIAL YEAR
                    AND FINANCIAL YEAR-END OPTION/SAR VALUES

     The following table (presented in accordance with the Exchange Act and the Regulations) sets forth details of all exercises of stock options/SARs during the most recently completed financial year by each of the Named Executive Officers and the financial year-end value of unexercised options/SARs on an aggregated basis:

                                                                                   VALUE OF UNEXERCISED IN-THE-
                                       SECURITIES    AGGREGATE     UNEXERCISED        MONEY OPTIONS/SARS AT
                                       ACQUIRED ON     VALUE     OPTIONS/SARS AT        FISCAL YEAR-END($)
                NAME                    EXERCISE     REALIZED    FISCAL YEAR-END    EXERCISABLE/UNEXERCISABLE
                ----                   -----------   ---------   ---------------   ----------------------------
Steven D. Gershick...................      N/A          N/A          333,000              $   53,784/$0
Irwin Zucker.........................      N/A          N/A           50,000              $        0/$0
Eric Rene Bos........................      N/A          N/A           25,000              $        0/$0
Robert Montelius.....................      N/A          N/A           25,000              $        0/$0
Theodore Tanner......................      N/A          N/A           60,000              $2,850/$8,550

                         TEN-YEAR OPTION/SAR REPRICINGS

     The following table (presented in accordance with the Exchange Act and the Regulations) sets forth details of all repricings of stock options/SARs during the most recently completed financial year by each of the Named Executive
Officers:

                                                                                                    LENGTH OF
                                                                 MARKET                              ORIGINAL
                                                  NUMBER OF     PRICE OF    EXERCISE                   TERM
                                                  SECURITIES    STOCK AT    PRICE AT                REMAINING
                                                  UNDERLYING     TIME OF     TIME OF                AT DATE OF
                                                 OPTIONS/SARS   REPRICING   REPRICING     NEW       REPRICING
                                                   REPRICED        OR          OR       EXERCISE        OR
                NAME                    DATE      OR AMENDED    AMENDMENT   AMENDMENT    PRICE      AMENDMENT
                ----                  --------   ------------   ---------   ---------   --------   ------------
Steven D. Gershick..................    4/1/97     150,000       $ 1.50       $3.90      $ 1.50    3 yrs 9 mths
  Chairman of the Board, President
  and CEO
Irwin Zucker........................  12/12/97      50,000       $1.875       $3.95      $1.875    3 yrs 9 mths
  Vice President, Strategic
  Development for MDT
Eric Rene Bos.......................  12/12/97      25,000       $1.875       $3.95      $1.875    3 yrs 9 mths
  Vice President, Product
  Development for MDT
Robert Montelius....................  12/12/97      25,000       $1.875       $3.95      $1.875    3 yrs 9 mths
  Vice President, Engineering for
  MDT
Theodore Tanner.....................   7/18/97      20,000       $ 1.31       $4.73      $ 1.31    4 yrs 0 mths
  Vice President, Engineering for      7/18/97      25,000       $ 1.31       $3.26      $ 1.31    4 yrs 3 mths
  DPI
                                       7/18/97      15,000       $ 1.31       $1.50      $ 1.31    4 yrs 9 mths

     EMPLOYMENT AGREEMENTS

     Effective October 1991, DPI entered into a two-year employment agreement (which continues thereafter from year to year unless terminated) with Steven Gershick pursuant to which Mr. Gershick was designated as President and Chief Executive Officer, at an annual salary of $125,000. Under his agreement, he serves full time and may terminate his employment on 90-days written notice. The Company may terminate the agreement for cause or at the end of the original or any extended term on 90 days prior written notice. In the event of termination, he is entitled to payment of six months to one year's salary, depending on the term remaining on the date of any termination. The employment agreement provides Mr. Gershick with the employee benefits generally available to other employees of the Company and, in addition, entitles him to life insurance, disability insurance and automobile allowance. He is entitled to bonuses at the discretion of the Board of Directors. His agreement contains confidentiality, nondisclosure and invention provisions typical in the industry.

     As of January 1, 1995, the annual salary for Steven D. Gershick was increased to $150,000. As of January 1, 1997, the annual salary for Mr. Gershick was again increased to $175,000. As of January 1, 1998 the annual salary for Mr. Gershick was decreased to $65,000, with an additional annual salary of $175,000 to be paid to Mr. Gershick directly from MultiDisc Technologies, Inc.

     Effective June 1996, MDT entered into employment agreements through December 1997 (which were automatically extended for one additional year unless written notice was given by either party by June 1) with Eric Rene Bos and Robert Montelius pursuant to which Mr. Bos was designated as Vice President of Product Development and Mr. Montelius was designated as Vice President of Engineering, at annual salaries of $120,000 each. Under their agreements, they serve full time and may terminate their employment on 90-days written notice. The Company may terminate their agreements for cause or at the end of the original or any extended term with or without written notice. In the event of termination, they are each entitled to one years base salary, payable in equal quarterly installments, in addition to lump-sum payments equal to their base salary through the termination date of their agreement. The employment agreement provides Mssrs. Bos and Montelius with the employee benefits generally available to other employees of the Company and, in addition, entitles them to life insurance, disability insurance and automobile allowance. In addition to being entitled to bonuses at the discretion of the Board of Directors, they are each entitled to a $5,000 bonus for each new patent application which MDT or the Company chooses to prosecute in which they are an inventor. Their agreements contain confidentiality, nondisclosure and invention provisions typical in the industry.

     In May 1997, the Company notified Mrs. Bos and Montelius that it did not intend to renew their agreements beyond December 1997. In September 1997, the Company notified both parties that it would extend their agreements through June 1998.

     Effective October 1996, DPI entered into an employment agreement through December 1997 which, by its terms, which has been extended through December 1998 with Theodore Tanner pursuant to which he was designated as Vice President of Engineering, at an annual salary of $85,000. Under his agreement, he serves full time and may terminate his employment on 45-days written notice. The Company may terminate the agreement for cause or at the end of the original or any extended term with or without written notice. In the event of termination, he is entitled to a lump-sum payment equal to his base salary through the termination date of his agreement. The employment agreement provides Mr. Tanner with the employee benefits generally available to other employees of the Company and, in addition, entitles him to life insurance, disability insurance and automobile allowance. In addition to being entitled to bonuses at the discretion of the Board of Directors, he is entitled to a $5,000 bonus for each new patent application which DPI or the Company chooses to prosecute in which he is an inventor. His agreement contains confidentiality, nondisclosure and invention provisions typical in the industry.

     As of May 16, 1997, the annual salary for Mr. Tanner was increased to $100,000. As of July 1, 1997, the annual salary for Mr. Tanner was again increased to $110,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information (except as otherwise indicated by footnote) as to shares of Common Stock owned as of March 31, 1998 by, or which can be acquired in sixty days, (i) each person known by management to beneficially own more than five percent (5%) of the Company's outstanding Common Stock, (ii) each of the Company's directors and nominees for election as directors, and (iii) all executive officers, directors and nominees for election as directors as a group:

                                               AMOUNT AND NATURE
                                                 OF BENEFICIAL
   NAME AND ADDRESS OF BENEFICIAL OWNER(1)         OWNERSHIP        PERCENT OF CLASS
   ---------------------------------------     -----------------    ----------------
DIRECTORS
Carlo Civelli(2)(5)..........................      4,020,958              16.9%
Stephen W. Desper(3)(5)......................      1,980,845               8.3%
Steven D. Gershick(5)........................      1,126,144               4.7%
James D. Pace(4)(5)..........................        326,997               1.4%
Jerold H. Rubinstein(5)......................        250,000               1.1%
Gilbert N. Segel(5)..........................        220,000                 *
Scot E. Land.................................         63,947                 *
NAMED EXECUTIVE OFFICERS
Irwin Zucker(5)..............................         46,667                 *
Eric Rene Bos................................          8,333                 *
Robert Montelius.............................          8,333                 *
Theodore Tanner(5)...........................         35,000                 *
All directors and executive officers as a
  group (13 persons)(5)(6)...................      8,137,224              34.3%

---------------
 * Indicates that the percentage of shares beneficially owned does not exceed one percent (1%) of the class.

(1) Each of the persons named can be reached at the Company's offices at 20700 Ventura Boulevard, Suite 134, Woodland Hills, California, 91364, except for Carlo Civelli, whose address is Seefeldstrasse 214, 8034 Zurich, Switzerland. The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Carlo Civelli controls Clarion Finanz AG, a non-reporting investment company. Holdings of Mr. Civelli and Clarion Finanz AG are combined, and include all shares of the Company held of record or beneficially by either, and all additional shares over which he either currently exercises full or partial control, without duplication through attribution.

(3) Does not include 37,853 shares held by Sparkle Co. on behalf of the Estate of Stephen Desper's deceased father, Ira Desper, as to which Mr. Desper disclaims any direct or indirect beneficial interest or control.

(4) Does not include 134,497 shares held by Jeffrey C. Evans, a director of DPI, and co-owner with Mr. Pace of Audio Intervisual Design and Developing Technologies Distributors. Mr. Pace disclaims any direct or indirect beneficial interest or control of Mr. Evans' shares.

(5) Includes an aggregate of 4,365,912 escrowed performance shares held as of March 31, 1998 as follows: Carlo Civelli, 1,321,336 shares; Jerold H. Rubinstein, 142,500 shares; Stephen W. Desper, 1,833,192 shares; Steven D. Gershick, 800,987 shares; James D. Pace, 120,647 shares; Gilbert N. Segel, 104,500 shares; Irwin Zucker, 28,500 shares; Theodore Tanner, 14,250 shares.

(6) Includes options to purchase 1,056,800 shares exercisable at various prices from $0.85 to $3.26 per share, and expiring on various dated from February, 2000 to January, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Except for severance paid to Mr. Desper for a six month period following his resignation from Director of Research in December 1996, no insider and no security holder who is known to the Company to own more than five percent (5%) of the Common Stock and no member of the immediate family of any of the officers or directors has or has had any material interest, direct or indirect, in any transaction in which the amount involved exceeds U.S. $60,000 since the commencement of the Company's last completed financial year or in any proposed transaction which in either such case has materially affected or will materially affect the Company.

     At the 1996 Annual Meeting the stockholders approved, subject to regulatory consent, a proposal to modify the terms of the performance share escrow arrangements for certain founders, officers and directors. On December 30, 1996, the Company received final consent from the British Columbia Securities Commission ("BCSC") to a modification arrangement which was less favorable to the holders of performance shares than the proposal approved by the stockholders. The Company has implemented the modification as consented to by the BCSC.

     Under the revised arrangement, 5% of the performance shares were released June 22, 1997 and the remainder are scheduled to be released automatically as follows: 5% on June 22, 1998; 10% on June 22, 1999; 20% on June 22, 2000; 30% on
June 22, 2001; and 30% on June 22, 2002. In addition to the automatic releases, performance shares can be released based on the cash flow release criteria contained in the original June 22, 1992 escrow agreement although, to maintain a stable market in the Company's stock, in any year not more than 30% of the shares will be released, based on the cash flow criteria.

     In addition, under the revised arrangement the performance shares will vest if the individual holder has not voluntarily terminated his or her service to the Company prior to the applicable vesting dates. Any individual who is involuntarily terminated by the Company will be entitled to an automatic acceleration of the unvested performance shares. The Board, in its discretion, may allow an individual who has voluntarily terminated his or her services to the Company to retain a portion or all of any unvested performance shares.

     The Company's only indebtedness to related parties is a loan payable to the estate of Stephen Desper's deceased father, Ira A. Desper. The amount payable to the estate at December 31, 1997 was U.S. $112,500.

     None of the directors or officers of the Company have been involved in any securities transactions in the last fiscal year (excluding grants and exercises of Employee and Director Incentive Options as described below).

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company is not aware of any officer, director, or beneficial owner of more than 10% of its common stock that has failed to file on a timely basis, as disclosed in such forms, the reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year. The Company became a reporting person under the Securities Exchange Act in August of 1995.

                                    PART IV

ITEM 14. EXHIBITS

 2.1*    Desper-Spatializer Reorganization Agreement dated January
         29, 1992. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-1, Registration No.
         33-90532, effective August 21, 1995.)
 2.2*    Arrangement Agreement dated as of March 4, 1994 among
         Spatializer-Yukon, DPI and Spatializer-Delaware.
         (Incorporated by reference to the Registrant's Registration
         Statement on Form S-1, Registration No. 33-90532, effective
         August 21, 1995.)
 3.1*    Certificate of Incorporation of Spatializer-Delaware as
         filed February 28, 1994. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-1,
         Registration No. 33-90532, effective August 21, 1995.)
 3.2*    Amended and Restated Bylaws of Spatializer-Delaware.
         (Incorporated by reference to the Registrant's Registration
         Statement on Form S-1, Registration No. 33-90532, effective
         August 21, 1995.)
 4.1*    Form of Subscription Agreement for August 1994 Private
         Placement. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-1, Registration No.
         33-90532, effective August 21, 1995.)
 4.2*    Form of Subscription Agreement for November 1994 Private
         Placement. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-1, Registration No.
         33-90532, effective August 21, 1995.)
 4.3*    Form of Spatializer-Yukon Incentive Stock Option Agreement.
         (Incorporated by reference to the Registrant's Registration
         Statement on Form S-1, Registration No. 33-90532, effective
         August 21, 1995.)
 4.4*    Spatializer-Delaware Incentive Stock Option Plan (1995
         Plan). (Incorporated by reference to the Registrant's
         Registration Statement on Form S-1, Registration No.
         33-90532, effective August 21, 1995.)
 4.5*    Performance Share Escrow Agreements dated June 22, 1992
         among Montreal Trust Company of Canada, Spatializer-Yukon
         and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by
         reference to the Registrant's Registration Statement on Form
         S-1, Registration No. 33-90532, effective August 21, 1995.)
 4.6*    Spatializer-Delaware 1996 Incentive Plan (Incorporated by
         reference to the Registrant's Proxy Statement dated June 25,
         1996 and previously filed with the Commission.)
 4.7*    Form of Subscription Agreement for 1995 Private Placements.
 4.8*    Form of Subscription Agreement and Warrant Agreement for
         March 7, 1997 Private Placement.
 4.9*    Modification Agreement for Escrowed Performance Shares.
 5.1*    Opinion of Brand Farrar Dziubla Freilich & Kolstad, LLP
         concerning legality of unissued securities subject to
         registration.
10.1***  License Agreement dated June 29, 1994 between DPI and MEC.
         (Incorporated by reference to the Registrant's Registration
         Statement on Form S-1, Registration No. 33-90532, effective
         August 21, 1995.)
10.2***  License Agreement dated November 11, 1994 between DPI and
         ESS. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-1, Registration No.
         33-90532, effective August 21, 1995.)

10.3*    License Agreement dated June 10, 1994 between Joel Cohen and
         DPI. (Incorporated by reference to the Registrant's
         Registration Statement on Form S-1, Registration No.
         33-90532, effective August 21, 1995.)
10.4*    Real Property Lease for executive offices in Woodland Hills,
         California (effective April 7, 1995). (Incorporated by
         reference to the Registrant's Registration Statement on Form
         S-1, Registration No. 33-90532, effective August 21, 1995.)
10.6*    Employment Agreement between DPI and Steven Gershick dated
         December 16, 1991. (Incorporated by reference to the
         Registrant's Registration Statement on Form S-1,
         Registration No. 33-90532, effective August 21, 1995.)
21. 1    Schedule of Subsidiaries of the Company.
23.1     Consent of KPMG Peat Marwick LLP, independent certified
         public accountants.

---------------
*   Previously filed.

**  To be filed by amendment.

*** Portions subject to request for confidential treatment. The confidential portions omitted have been filed separately with the Commission.

    [All schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the statements or notes thereto. The Registrant filed no reports on Form 8-K for the fiscal quarter ended December 31, 1997.]

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1998

                                          SPATIALIZER AUDIO LABORATORIES, INC.
                                          (REGISTRANT)

                                          /s/ STEVEN D. GERSHICK
                                          --------------------------------------
                                          Steven D. Gershick
                                          President & Chief Executive Officer

                                          /s/ MICHAEL R. BOLCEREK
                                          --------------------------------------
                                          Michael R. Bolcerek
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /s/ CARLO CIVELLI                                 Director                April 14, 1998
-----------------------------------------------------
                    Carlo Civelli

                /s/ STEPHEN W. DESPER                               Director                April 14, 1998
-----------------------------------------------------
                  Stephen W. Desper

                    /s/ SCOT LAND                                   Director                April 14, 1998
-----------------------------------------------------
                      Scot Land

                  /s/ JAMES D. PACE                                 Director                April 14, 1998
-----------------------------------------------------
                    James D. Pace

              /s/ JEROLD H. RUBINSTEIN                              Director                April 14, 1998
-----------------------------------------------------
                Jerold H. Rubinstein

                /s/ GILBERT N. SEGEL                                Director                April 14, 1998
-----------------------------------------------------
                  Gilbert N. Segel