Form 10-Q
period 1998-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1998-05-15
CIK 890821

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

                      FOR THE PERIOD ENDED: MARCH 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of May 1, 1998 there were 21,442,345 shares of the Registrant's Common Stock outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and Cash Equivalents.................................  $    151,043    $    577,413
  Accounts Receivable, net..................................       672,736         911,505
  Employee Advances.........................................        52,274          59,086
  Inventory.................................................        91,300          93,250
  Prepaid Expenses and Deposits.............................       195,874         135,702
  Deferred Transaction Costs................................       182,294         146,529
                                                              ------------    ------------
                                                                 1,345,521       1,923,485
Property and Equipment, net.................................       550,668         586,961
Intangibles, Net............................................       719,347         654,668
                                                              ------------    ------------
          Total Assets......................................  $  2,615,536    $  3,165,114
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank Line of Credit Payable...............................  $         --    $    400,000
  Notes Payable.............................................        58,544          64,272
  Accounts Payable..........................................       747,151         651,376
  Accrued Liabilities.......................................        44,445          79,140
  Accrued Wages and Benefits................................       350,980         332,713
  Due to Related Parties....................................       762,500         112,500
                                                              ------------    ------------
          Total Current Liabilities.........................     1,963,620       1,640,001
Shareholders' Equity:
  Preferred shares, $.01 par value, 1,000,000 shares
     authorized, no shares issued or outstanding............            --              --
  Common shares, $.01 par value, 50,000,000 shares
     authorized, 21,423,345 and 21,410,012 shares issued and
     outstanding at
     March 31, 1998 and December 31, 1997, respectively.....       214,233         214,100
  Additional Paid-In Capital................................    41,528,772      41,481,890
  Accumulated Deficit.......................................   (41,091,089)    (40,170,877)
                                                              ------------    ------------
          Total Shareholders' Equity........................       651,916       1,525,113
                                                              ------------    ------------
                                                              $  2,615,536    $  3,165,114
                                                              ============    ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTH PERIOD
                                                                   ENDED MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Revenues:
  Royalty Revenues..........................................  $   516,344    $   397,715
  Product Revenues..........................................        7,065        120,747
                                                              -----------    -----------
                                                                  523,409        518,462
Cost of Revenues............................................       20,359         64,255
                                                              -----------    -----------
Gross Profit................................................      503,050        454,206
Operating Expenses:
  General and Administrative................................      440,122        573,098
  Research and Development..................................      599,537        568,829
  Sales and Marketing.......................................      361,473        341,358
                                                              -----------    -----------
                                                                1,401,132      1,483,285
                                                              -----------    -----------
Operating Loss..............................................     (898,082)    (1,029,079)
Interest Income.............................................        1,079         17,624
Interest Expense............................................      (12,057)        (4,320)
Other Expense, net..........................................           --         (8,166)
                                                              -----------    -----------
                                                                  (10,978)         5,138
                                                              -----------    -----------
Loss Before Income Taxes....................................     (909,060)    (1,023,940)
Income Taxes................................................      (11,152)        (2,898)
                                                              -----------    -----------
Net Loss....................................................  $  (920,212)   $(1,026,839)
                                                              ===========    ===========
Basic and Diluted Loss Per Share............................  $     (0.04)   $     (0.05)
                                                              ===========    ===========
Weighted Average Shares Outstanding.........................   21,418,160     19,591,540
                                                              ===========    ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTH PERIOD ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                1998          1997
                                                              ---------    -----------
Cash flows from operating activities:
  Net Loss..................................................  $(920,212)   $(1,026,839)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
  Depreciation and Amortization.............................     58,074         56,857
  Options Issued for Services...............................     34,311             --
Net change in Assets and Liabilities:
  Accounts Receivable and Employee Advances.................    245,581          9,836
  Inventory.................................................      1,950         56,685
  Prepaid Expenses and Deposits.............................    (60,172)        87,542
  Other Assets..............................................    (35,765)            --
  Accounts Payable..........................................     95,775       (147,488)
  Accrued Liabilities.......................................    (16,428)       (86,246)
                                                              ---------    -----------
Net Cash Used In Operating Activities.......................   (596,886)    (1,049,653)
                                                              ---------    -----------
Cash Flows from Investing Activities:
  Purchase of Property and Equipment........................    (12,880)       (86,000)
  Increase in Intangible Assets.............................    (73,580)       (47,258)
                                                              ---------    -----------
Net Cash Used in Investing Activities.......................    (86,460)      (133,258)
                                                              ---------    -----------
Cash Flows from Financing Activities:
  Issuance of Common Shares, net............................         --      1,966,144
  Exercise of Options.......................................     12,704         20,741
  Issuance of Related Party Note Payable....................    650,000             --
  Repayment of Bank Line of Credit..........................   (400,000)            --
  Repayment of Notes Payable................................     (5,728)        (2,336)
                                                              ---------    -----------
Net Cash Provided by Financing Activities...................    256,976      1,984,549
                                                              ---------    -----------
Increase (Decrease) in Cash and Cash Equivalents............   (426,370)       801,638
Cash and Cash Equivalents, Beginning of Period..............    577,413      1,587,395
                                                              ---------    -----------
Cash and Cash Equivalents, End of Period....................  $ 151,043    $ 2,389,033
                                                              =========    ===========
Supplemental Schedule of Non-Cash Investing and Financing
  Activities:
  Capital Expenditures Financed by Lease Obligations and
     Notes Payable..........................................  $      --    $    59,000
                                                              =========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest..................................................  $  12,057    $     4,320
  Income Taxes..............................................     11,152          2,898
                                                              =========    ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                            COMMON SHARES
                                        ----------------------                                        TOTAL
                                        NUMBER OF                  ADDITIONAL      ACCUMULATED    SHAREHOLDERS'
                                          SHARES     PAR VALUE   PAID-IN-CAPITAL     DEFICIT         EQUITY
                                        ----------   ---------   ---------------   ------------   -------------
Balance, December 31, 1997............  21,410,012   $214,100      $41,481,890     $(40,170,877)   $1,525,113
Options Exercised.....................      13,333        133           12,571               --        12,704
Options Issued for Services...........          --         --           34,311               --        34,311
Net Loss..............................          --         --               --         (920,212)     (920,212)
                                        ----------   --------      -----------     ------------    ----------
Balance, March 31, 1998...............  21,423,345   $214,233      $41,528,772     $(41,091,089)   $  651,916
                                        ==========   ========      ===========     ============    ==========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF BUSINESS

     Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") is in the business of developing and licensing technology.

     The Company's wholly owned subsidiary Desper Products, Inc. ("DPI") is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

     The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") is in the business of developing scaleable, modular compact disc ("CD") and digital versatile disc ("DVD") server technologies associated with a network based ("CD")/DVD server for internet and intranet applications. MDT plans to both license its technology or engage in third party manufacturing arrangements.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair statement of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Accordingly, your attention is directed to footnote disclosures found in the December 31, 1997 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

  Basis of Consolidation

     The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly owned subsidiaries, Desper Products, Inc. and MultiDisc Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     The Company accrues foundry revenues based on licensee royalty reports, management estimates and reports from third parties. Under the terms of its license agreements, the Company has the right to conduct periodic royalty audits. During the quarter ended March 31, 1998, the Company exercised this right with regard to a major customer. Since this licensee has not yet submitted a royalty report for the quarter ended March 31, 1998, the Company accrued royalty revenue of $362,750 from this licensee, based on the audit results. In addition, the audit findings identified potential underpayments by this licensee relating to 1997, which the Company has not accrued. The Company is in negotiation with the licensee to resolve the amounts owed for both the three-month period ended March 31, 1998 and for the prior year. While the Company believes the likelihood of collecting the amount accrued is probable, there can be no assurance as to the final outcome.

  Research and Development Expenditures

     The Company expenses research and development expenditures as incurred.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 3. LOSS PER SHARE

     The following table presents options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 1998 and 1997 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                                          1998         1997
                                        ---------    ---------
Options...............................  2,010,070    1,070,070
Warrants..............................    959,750      834,750
                                        ---------    ---------
                                        2,968,820    1,904,820
                                        =========    =========

 4. COMPREHENSIVE INCOME

     The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the three-month periods ended March 31, 1998 and 1997. As a result, comprehensive loss is the same as the net loss for the three-month periods ended March 31, 1998 and 1997.

 5. SEGMENT REPORTING

     The following table presents information about reported segment losses and segment assets as of and for the three month periods ended March 31, 1998 and 1997.

                                         1998                                  1997
                          -----------------------------------   -----------------------------------
                                                    SEGMENT                               SEGMENT
                             DPI          MDT        TOTAL         DPI          MDT        TOTAL
                          ----------   ---------   ----------   ----------   ---------   ----------
Revenues from External
  Customers.............  $  523,409   $      --   $  523,409   $  518,462   $      --   $  518,462
Segment Loss............    (215,259)   (673,882)    (889,141)    (461,568)   (505,785)    (967,353)
Segment Assets..........   1,321,375     854,885    2,176,260    1,698,660     607,850    2,306,510

     The following is a reconciliation of reportable segment loss to the Company's consolidated totals.

                                                       1998          1997
                                                     ---------    -----------
LOSS:
Total Loss for Reportable Segments.................  $(889,141)   $  (967,353)
Other Corporate Expenses...........................    (31,071)       (59,486)
                                                     ---------    -----------
Consolidated Total.................................  $(920,212)   $(1,026,839)
                                                     =========    ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 6. MAJOR CUSTOMERS

     A substantial portion of the Company's licensing revenues are derived primarily from running royalties based on usage and include revenues from three major customers. The following customers comprised greater than 10% of total revenues during the three months ended March 31, 1998 and 1997:

                                                 1998    1997
                                                 ----    ----
Customer A.....................................   63%     26%
Customer B.....................................   16%     16%
Customer C.....................................    5%     18%
Customer D.....................................    2%     12%

 7. CONTINGENCIES

  Legal

     In the Fall of 1994, QSound Labs, Inc. ("QSound") advised MEC that, in its view, the Spatializer(R) technology infringed certain U.S. patents held by QSound. Based on its belief that its technology does not infringe QSound's patents, in October 1994 DPI initiated Desper Products, Inc. and Spatializer Audio Laboratories, Inc. v. QSound Labs, Inc., Case No. 94-7276WDK(Bx).

     On August 29, 1996, the Court granted the Company's summary judgment motion in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound. In granting the Company's summary judgment motion, the Court found that the Company's IC (Integrated Circuit) does not infringe the QSound patent and denied QSound's motion with respect to infringement. The Company's claim that the QSound patent is invalid was not decided and, since the issues which the Court would need to consider on the patent invalidity claim are similar to certain issues considered in the infringement claim, QSound was granted the right to immediately appeal the denial of its motion and trial on the invalidity issue was deferred until after that appeal. In substance, the Court's finding confirms the Company's position that there is no infringement by the Company's IC of any patent held by QSound and that the claims by QSound were without merit. The Court of Appeals for the Federal Circuit heard oral arguments on November 5, 1997. The parties are not waiting for the decision of the appellate court. If the appeal is denied and the Court's decision is confirmed on appeal, the Company intends to pursue the remaining claims for damages and for a decision that the QSound patent is invalid. If the appeal is granted and the Court's decision on the motion is overruled, a trial on the merits would follow at which time the Company will again assert its current position, which already was adopted in the grant of the Company's summary judgment motion, and will assert its remaining claims against QSound. QSound has appealed and the appeal is pending.

 8. SUBSEQUENT EVENTS

     On April 14, 1998, the Company entered into a $5 million private placement of which $3 million has been funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for the $3 million investment. Of the balance of the $5 million, $1 million will be funded within 45 days of the closing and $1 million will be funded between 60 and 120 days after the effective date of a registration statement covering the common stock into which the Preferred Stock is convertible. In connection with the private placement, the Company agreed to issue 1,000,000 common stock purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 750,000 are being issued to investors (of which 450,000 were issued) and 250,000 warrants are being issued to placement agents (of which 150,000 were issued). The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% will be paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the current investment. The Company has responded to an inquiry from NASDAQ and confirmed that based on the April 14, 1998 financing, the Company meets the requirements for its continued listing on the NASDAQ Small Cap Market. In addition to the private placement, during the first quarter of 1998 the Company received short term unsecured advances of $650,000 from a related party, all of which are intended to be repaid with interest at 10% per annum on or before December 31, 1998.

     In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology.

     The following is proforma information for certain consolidated balance sheet line items presented as if the sale of the $3 million of convertible preferred stock had occurred on March 31, 1998.

                                                      MARCH 31, 1998
                                                --------------------------
                                                AS REPORTED     PRO FORMA
                                                -----------    -----------
Assets:
  Cash and Cash Equivalents...................  $   151,043    $ 2,851,043
Shareholder's Equity:
  Convertible Preferred Stock, $.01 par
     value....................................           --            600
  Additional Paid in Capital..................   41,528,772     44,228,172

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the three-month period ended March 31, 1998, compared with the three-month period ended March 31, 1997

RESULTS OF OPERATIONS

    FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1998, COMPARED TO THE THREE-MONTH
     PERIOD ENDED MARCH 31, 1997

  Revenues

     Revenues increased from $518,000 for the three-month period ended March 31, 1997 to $523,000 for the current period in 1998, an increase of 1%. Revenues include royalties pertaining to the licensing of Spatializer(R) audio signal processing designs and sales of professional recording systems and consumer products.

     The increase in revenues is attributed primarily to an increase in recurring royalties for the licensing of the Spatializer technologies and on chip foundry sales incorporating the usage of Spatializer(R) advanced audio solutions by the Company's licensees.

     Royalty revenue in the current quarter represented virtually all of the Company's revenue while comparable period sales last year included $121,000 of product sales, which have been virtually discontinued. The Company made the decision late last year to discontinue sales of such products in order to focus its efforts on licensing and software-only products.

     Gross profit increased from $454,000 (88% of revenues) for the three-month period ended March 31, 1997, to $503,000, (96% of revenues) in the current period in 1998, an increase of 11%. Gross profit increased due to the increase in revenue as well as the shift in product mix to royalty revenues, which provide a higher margin than product revenues.

  Operating Expenses

     The operating expenses decreased from $1,483,000 (286% of revenues) for the three-month period ended March 31, 1997 to $1,401,000 (268% of revenue) for the current period in 1998, a decrease of 6%. The reduction in operating costs is a direct result of continued cost controls implemented last year. The effects of these costs controls can be seen primarily in the General and Administrative departments due to lower payroll and legal expenses.

  General and Administrative

     General and administrative costs declined from $573,000 for the three-month period ending March 31, 1997 to $440,000 for the current period in 1998, a decrease of 23%. The reduction in operating costs is a direct result of continued cost controls implemented last year as well as a reduction in legal fees pertaining to the Q-Sound litigation.

  Research and Development

     Research and Development costs increased from $569,000 for the three-month period ended March 31, 1997 to $600,000 for the current period in 1998 an increase of 5%. The increase in research and development expense was due to the increased investment in MDT's research and development activity particularly for prototypes of the MultiDisc eXpandable Network Server, XNS(TM)technology partially offset by efficiencies in focusing research and development at DPI.

     MDT, which began operations on June 24, 1996, represented approximately 71% or $427,000 of the total research and development costs of $600,000 for the three-month period ended March 31, 1998. In addition, the Company continued efforts to identify, validate, and develop new products at DPI. Specific engineering efforts were directed toward porting support of N-2-2(TM) -- Digital Virtual Surround technologies to current and potential licensees during the quarter and toward an advanced version of enCompass(TM), an interactive, real-time 3-D audio positioning technology.

  Sales and Marketing

     Sales and marketing costs increased from $341,000 for the three-month period ended March 31, 1997 to $361,000 for the current period in 1998, an increase of 6%. The increase is attributed to the hiring of an additional sales executive at DPI, and the initiation of marketing activity at MDT as it enters its next phase of development.

  Net Loss

     The net loss declined from $1,027,000 (198% of revenues) in the three month period ended March 31, 1997 to $920,000 (176% of revenues) for the current period in 1998, a decrease of 10%. The decreased net loss for the period is primarily a result of the increase in gross profit and cost savings realized by the continuation of the Company's cost cutting measures begun last year.

  Liquidity and Capital Resources

     At March 31, 1998, the Company had $151,000 in cash and cash equivalents as compared to $577,000 at December 31, 1997. The decrease in cash and cash equivalents is attributed to cash used for the development of MDT's principal technology demonstrators and cash used in other operating activities. The Company had a working capital deficit of $618,000 at March 31, 1998 as compared with working capital of $283,000 at December 31, 1997. The Company's future cash flows are expected to come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties, common and/or preferred stock issuances including warrant and option exercises, or through venture or strategic investors in MDT. At March 31, 1998 the Company had five Foundry licensees, sixty-nine OEM Licensees and sixteen authorized customers for its audio signal processing business as compared with five Foundry licensees and sixty-two OEM Licensees and fourteen authorized customers at December 31, 1997. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

     The Company continues to have no material long-term obligations and has no present commitments or agreements which would require any long-term debt or obligations to be incurred. The Company owed $762,500 and $112,500 to related parties as of March 31, 1998 and at December 31, 1997, respectively.

     On April 14, 1998, the Company entered into a $5 million private placement of which $3 million has been funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for the $3 million investment. Of the balance of the $5 million, $1 million will be funded within 45 days of the closing and $1 million will be funded between 60 and 120 days after the effective date of a registration statement covering the common stock into which the Preferred Stock is convertible. In connection with the private placement, the Company agreed to issue 1,000,000 common stock purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 750,000 are being issued to investors (of which 450,000 were issued) and 250,000 warrants are being issued to placement agents (of which 150,000 were issued). The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% will be paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the current investment.

     In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology

     Funds generated by these financing activities as well as cash generated from the Company's existing operations is expected to be sufficient for the Company to meet its operating obligations and the anticipated additional research, development, and commercial prototype cost for the MultiDisc business during the next twelve months. However, if the $6 million MultiDisc funding is not completed, the Company will require additional capital, and need to identify other debt, equity or strategic investment sources to complete the research development and commercial introduction of the MultiDisc CD/DVD server technology and for marketing costs related to such activities. If the Company is unsuccessful in completing the MultiDisc funding management will be required to modify or delay the timing of the additional MultiDisc development and marketing activities.

     The Company has responded to an inquiry from NASDAQ and confirmed that based on the April 14, 1998 financing, the Company meets the requirements for its continued listing on the NASDAQ Small Cap Market. In addition to the private placement, during the first quarter of 1998 the Company received short term unsecured advances of $650,000 from a related party, all of which are intended to be repaid with interest at 10% per annum on or before December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Form 10-K for the year ended December 31, 1997 with respect to the Company's litigation with QSound Labs, Inc. No material developments in such litigation occurred during the three-month period ended March 31, 1998.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the first quarter of the fiscal year ending December 31, 1998.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

     (a) 21.1 Schedule of Subsidiaries of the Company.

     (b) None.

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

                                          SPATIALIZER AUDIO LABORATORIES, INC.
                                          (Registrant)

                                          /s/ STEVEN D. GERSHICK
                                          --------------------------------------
                                          Steven D. Gershick
                                          President & Chief Executive Officer

                                          /s/ HENRY R. MANDELL
                                          --------------------------------------
                                          Henry R. Mandell
                                          Senior Vice President, Finance
                                          Chief Financial Officer

Dated: May 12, 1998