Form 10-K405/A
period 1997-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1998-07-01
CIK 890821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                     --------------------------------------
                                   FORM 10-KA
                     --------------------------------------


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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Spatializer Audio Laboratories, Inc. (the "Company") is a leading developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. The Company has two business units (100% wholly owned subsidiaries), Desper Products, Inc. ("DPI") and MultiDisc Technologies, Inc. ("MDT"), both of which are in the business of technology development and licensing. DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. The Company continues to expand its product offerings to take advantage of the emerging digital audio marketplace specifically for consumer products like Digital Versatile Disc (DVD) for personal computers, and home entertainment; and interactive positional audio for PC gaming on the Windows 95/98(TM) platforms. As of December 31, 1997 more than 11 million licensed units had been shipped. DPI's 3-D audio signal processing technologies have been incorporated in over 380 products offered by global brand leaders including in consumer electronics, Toshiba, Panasonic, JVC, Hitachi, Sanyo and Sharp, and in the PC multimedia marketplace, Compaq, Dell, Gateway, Micron, Fujitsu, NEC and AST, among others. In addition to continuing the Company's objective of broadening recognition for the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, the Company has also placed a high priority on broadening its technology base to position itself for continued growth. The Company believes that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for the Company's products is entering a new phase of acceptance.

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

------------------------------------------------------------------------------------------------------------------------
CATEGORY OF TECHNOLOGY             PRODUCT CATEGORIES                             3-D AUDIO ENHANCEMENT
------------------------------------------------------------------------------------------------------------------------
3-D Stereo                         Consumer electronics products providing        Surround Sound enhancement from
(Spatializer(R) 3-D Stereo)        stereo playback - DVD Players, Stereo          an ordinary stereo signal
                                   TV's, VCR's, Stereo Components and
                                   Systems, Car Audio, Laptop and Desktop
                                   Multimedia Computers, Set-top Boxes
------------------------------------------------------------------------------------------------------------------------
Positional Audio                   Interactive Gaming for Multimedia              Simulation of immersive, interactive
(Spatializer enCompass(TM) V2.0)   Computers under Windows `95/'97, Virtual       sonic environments including sound
                                   Reality Applications.                          objects that move in real time with
                                                                                  related graphics objects or changes in
                                                                                  game player position or perspective.
------------------------------------------------------------------------------------------------------------------------
Two-Speaker Virtualization         Products incorporating multi-channel           Creation of spatially accurate multi-
(Spatializer N-2-2(TM)) Digital    audio sources like Dolby Digital(R) (AC-3),    speaker cinematic audio experience
Virtual Surround                   Dolby ProLogic(R) or MPEG-2. Home              from two speakers, and headphones
                                   Theater, DVD-Video, Multimedia                 utilizing discrete multi-channel audio
                                   Computers utilizing DVD/MPEG and               information.
                                   decoding.
------------------------------------------------------------------------------------------------------------------------

LICENSED PRODUCTS

The Company's current technology product applications are directed to (1) stereo enhancement in consumer electronics products and multimedia PCs, (2) interactive positional audio for PC gaming, and (3) two-speaker and headphone virtualization of multi-channel audio for DVD based multimedia computer and home theater applications.

1. SPATIALIZER(R) 3D STEREO. Based upon proprietary and patented methods of stereo signal processing, the Company's Spatializer(R) 3-D Stereo technology is designed to create a vivid and expansive three-dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes the Company's unique DDP(TM)(Double Detect and Protect(TM)) algorithm. DDP(TM) continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides "set and forget" ease of use for consumers. First introduced in July 1994, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation ("MEC"), the technology is now incorporated into low-cost, standard process ICs by four chip foundries (Matsushita, ESS Technologies, Inc., OnChip Systems and Luxsonor) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. Matsushita and ESS introduced new Spatializer IC designs in 1997. In addition, the Company has developed reduced cost (Spatializer VBX(TM)) and improved performance analog and DSP software designs, which it introduced during the first quarter of 1997.

2. SPATIALIZER(R) enCOMPASS(TM) V2.0 In March 1998, the Company introduced Spatializer(R) enCOMPASS(TM) V2.0, a real-time software-only positional 3-D audio engine based upon the Company's proprietary implementation of HRTF (head related transfer functions) algorithms, and Interaural Intensity and Interaural Time differences. Version 2.0 has variable radiation pattern models for greater sound functionality, variable frequency dependent propagation and distance modeling to provide greater depiction of sound in relation to the player, and a choice of rendering quality levels to address different processing requirements between PC CPUs. Spatializer enCOMPASS permits PC game developers to easily create immersive and interactive audio environments under the Windows '95 DirectSound 3-D audio API where sound objects move in real time in response to changes in the location or the perspective of the player in the game. This provides the game designer the ability of developing under the industry standard Microsoft DirectSound 5.0 open API, rather than under proprietary systems. The system supports playback over speakers or through headphones.

3. SPATIALIZER(R) N-2-2(TM) DIGITAL VIRTUAL SURROUND. In September 1996, DPI introduced Spatializer N-2-2, which the Company considers a "core", and "enabling" technology for DVD based personal computer and home theater products. DVD is considered by many to be the single most important and potentially most widely adopted consumer audio/computer technology ever introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital(R)(AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio -- the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or "sub-woofer") channel for sound effects. The Spatializer N-2-2 software-based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose Digital Signal Processing ("DSP") hardware platforms like those offered by Motorola, Medianix and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like SoftDVD and DVDExpress, offered by CompCore Multimedia and Mediamatics, respectively, for the Intel(R) Pentium(R) microprocessor); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL(TM) trademark on products incorporating the technology. The Company believes its Spatializer N-2-2 process will serve to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems. The Spatializer N-2-2 technology is also available for use over headphones, which accurately renders a spatially accurate 5 speaker position simulating the typical home theater arrangement.

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

MEC currently manufactures and sells three 3-D Stereo IC's incorporating Spatializer audio signal processing and has several more ICs in design. ESS currently manufactures and sells the ES1869 and 1879 Spatializer(R) ICs, two of its highest volume multifunction AudioDrive(R) ICs, which are primarily used for multimedia and notebook applications. OnChip currently manufactures two versions of the 3-D Stereo Spatializer(R) IC.

In July of 1997, ESS Technology, Inc. entered into an additional Foundry License for Spatializer VBX(TM) N-2-2 V1.0 and enCompass V1.0.

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

The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 1997:

-----------------------------------------------------    ------------------------------------------------------
     PARTIAL LIST OF OEM LICENSEES OR CUSTOMERS                           LISTING - CONTINUED
-----------------------------------------------------    ------------------------------------------------------
AST                                                      Panasonic TV & VCR (Matsushita Kotobuki Electronics
Bung Enterprises, Ltd.                                   Industries, Ltd.)
Compaq Computer Corp.                                    Panasonic Car Audio (Matsushita Communications
Dell Computer Corp.                                      Industrial Co., Ltd.)
Digital Equipment Corp.                                  Proton Electronic Industrial Co., Ltd.
Digital Technology Systems Of California, Inc.           Samsung Information Systems, America
Fujitsu Computer Corp.                                   Seiko Epson Corp.
Hewlett Packard                                          Sanyo Corp.
Hitachi, Ltd.                                            Sharp Corp.
Iiyama Electric Co., Ltd.                                Toshiba DVD
Gateway Computer Corp.                                   Toshiba TV
JVC                                                      Taisei Electric, Inc.
Labtec Enterprises, Inc.                                 Taiyo Electric Company, Ltd.
Mag Monitors                                             Texas Instruments
Micron Computer Corp.                                    Theta Digital
NEC
-----------------------------------------------------    ------------------------------------------------------

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

-     Van Halen's "VAN HALEN II"

-     Madonna's "RAY OF LIGHT"

-     Soundtrack for the motion picture "EVITA" featuring Madonna

-     Live Broadcast of the 1996 SUMMER OLYMPICS in Atlanta

-     Twentieth Century Fox's film "BROKEN ARROW"

-     Paramount's "CRIMSON TIDE"

-     Disney's "THE LION KING"

-     The Eagles "HELL FREEZES OVER" CD

-     Bonnie Raitt's Grammy Award winning "LONGING IN THEIR HEARTS" CD

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

MULTIDISC TECHNOLOGIES, INC. -- NETWORK BASED MODULAR, SCALEABLE COMPACT DISC/DVD SERVERS

As its first effort to broaden the Company's technology portfolio and capitalize on the Company's strong relationships with manufacturers of consumer electronics and personal computer peripheral products, the Company acquired certain developmental stage technologies and assets from Home Theatre Products ("HTP"), for approximately $1,062,000 in June 1996 to form its subsidiary, MultiDisc Technologies, Inc. ("MDT"). The MultiDisc transaction, which was implemented through a court-approved sale in the HTP bankruptcy proceeding, included an array of compact disc server robotics and software technologies in various stages of completion. The MultiDisc transaction was undertaken to position the Company for long term growth in a significant new market. The Company expects to license this technology or enter into third party manufacturing arrangements for sale of MDT CD/DVD changer products to OEMs.

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

Within the wide range of possible markets, the Company plans to focus its initial efforts on the development of general purpose, modular, scaleable systems, which have the widest possible vertical and horizontal commercial application. The top four vertical market applications include:

      1.    Internet Servers
      2.    Intranet (Enterprise) Servers
      3.    Document Imaging
      4.    Data Backup/Archiving
      5.    Medical Information and (PACS) imaging.

MDT MSSL technology should have applications in on-line or networked applications on the Internet/Intranet particularly as more audio, graphic and full-motion video data types become more prominent as these data-rich applications require tremendous storage capacity. With the increased requirements for low cost, near on-line storage, and with the adoption of Re-Writeable storage technology, the MDT MSSL technology is positioned to compete with hard disk manufactures for the portion of this marketplace whose needs may be satisfied by "near" on-line access times.

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

Large vertical applications include patient medical record management and medical image storage and retrieval (PACS Picture Archival and Compression Systems). In health care, the trend to on-line systems is expected to continue as pressures on medical cost reduction and quality assurance increase. In these health information systems environments, an MDT data server can provide inexpensive storage for thousands of digital diagnostic images and patient information for access and distribution within a hospital or medical center or for access by consulting professionals at remote sites

There are numerous other vertical market applications, including video-on-demand systems for hotels or cable systems, check image storage in banks, on-line resources and retrieval in libraries and similar archives, on-line instruction in schools and industry, real estate and banking, and in government and industry where large volumes of paper are being reduced to digital data.

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

As its first effort to broaden the Company's technology portfolio and capitalize on the Company's strong relationships with manufacturers of consumer electronics and personal computer peripheral products, the Company acquired certain technologies and assets from Home Theatre Products ("HTP"), for approximately $1,062,000 in June 1996 to form its subsidiary, MultiDisc Technologies, Inc. ("MDT"). In 1997, the Company invested an additional $3,707,000 in research and development, including prototypes. The MultiDisc XNS(TM) was demonstrated at the COMDEX tradeshow in November 1997.

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

During 1996, the Company recorded three one-time (non-recurring) charges aggregating $21,147,000, which represented approximately 83% of the net loss reported for the year. These charges were:

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

During 1997, the Company continued its cost cutting measures to reduce 1997 operating costs from 1996 levels.

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

EMPLOYEES

The Company began 1997 with thirty-nine full-time and one part-time employee and reduced its staff to twenty-eight full-time and two part-time employees by December 31, 1997. At year-end, there were fourteen employees engaged in research and development with seven of those employees involved with the development effort at the Company's subsidiary, MDT. From time to time the Company also employs the services of outside professional consultants. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees and consultants to be excellent.

                                     PART II

ITEM 2. PROPERTIES

The Company's executive office is located in Woodland Hills, California where it occupies approximately 4,300 square feet with an annual rent of approximately $85,000. The lease term on this space expires March 30, 2000. During 1997, the Company also had leased facilities in Natick, MA, Tujunga, CA, Mountain View, CA, Newbury Park, CA, and Huntington Beach, CA. In an effort to consolidate offices by division and control costs, the Company closed both the Tujunga, CA and Natick, MA offices during the first and second quarters of the fiscal year ended December 31, 1997, respectively. Rent expenses of approximately $9,000 associated with these two facilities are included in the 1997 operating expenses. The Company incurred no lease termination costs in connection with the closing of these offices.

The Company's regional office in Mountain View, CA, is the primary location for the Company's audio technology division, Desper Products, Inc ("DPI"). The Company occupies approximately 4,200 square feet in this location and the annual rent for these premises is approximately $52,000, with the lease term expiring February 22, 1999.

The Company's regional office in Newbury Park, CA, is the primary location for the Companies multi-disc server technology division, MultiDisc Technologies, Inc. ("MDT"). The Company occupies approximately 7,000 square feet of office and warehouse space in this location and the annual rent for these premises is approximately $73,000, with the lease term expiring February 28, 1999. Currently the Company has plans to relocate the MultiDisc division to a location in Huntington Beach, CA and is actively seeking to sub-lease the Newbury Park facility.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was listed and commenced trading on the small capital market of NASDAQ on August 21, 1995 under the symbol "SPAZ". The following table sets forth the high and low sales price of the Company's Common Stock on its principal market for fiscal years 1996 and 1997:


                 PERIOD:                                  HIGH (U.S. $)             LOW (U.S. $)
                 ----------------------------------    ---------------------    ---------------------

                 1996
                   First Quarter                              $5.00                    $3.75
                   Second Quarter                             $5.41                    $4.00
                   Third Quarter                              $5.06                    $3.19
                   Fourth Quarter                             $3.88                    $2.88

                 1997
                   First Quarter                              $3.75                    $1.06
                   Second Quarter                             $2.00                    $0.75
                   Third Quarter                              $2.56                    $1.13
                   Fourth Quarter                             $3.44                    $1.31
                 ----------------------------------    ---------------------    ---------------------

On March 20, 1998, the closing price reported by NASDAQ was U.S. $1.875. Stockholders are urged to obtain current market prices for the Company's Common Stock. Montreal Trust Company of Canada, Vancouver, B.C., was the transfer agent and registrar for the Company's Common Stock for the 1996 fiscal year. Beginning April 1, 1997, Harris Trust Company of California became the Company's new transfer agent.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7. The selected data presented below under the headings "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31,1997, 1996 and 1995, as of and for four-month period ended December 31, 1994, and the years ended August 31, 1994 and 1993, are derived from the consolidated financial statements of Spatializer Audio Laboratories, Inc. and subsidiaries, which consolidated balance sheets have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995, and the report thereon, are included elsewhere in this Report.

                                                                                               Fiscal Year
                         Fiscal Year Ended August 31,        Four Month                           Ended
                        ------------------------------      Period Ended      ---------------------------------------------------
                                                            December 31,      December 31,      December 31,         December 31,
                            1993             1994(1)         1994(1 & 2)         1995(1)            1996                 1997
                        ------------      ------------      ------------      ------------      ------------         ------------
                                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED
STATEMENT OF
OPERATIONS DATA:
  Revenues              $         97      $        140      $        187      $      1,230      $      2,024         $      2,781
  Cost Of Revenues               (55)              (61)              (25)              (79)             (186)                (230)
                        ------------      ------------      ------------      ------------      ------------         ------------
  Gross Profit                    42                79               162             1,151             1,838                2,551
  Total Operating
  Expenses                    (2,120)           (1,808)           (1,339)           (4,403)          (27,042)(3)           (7,238)
  Other Income
  (Expense), Net                 (25)              (79)              (16)               74               119                   27
  Income taxes                    --                --                --               (63)             (310)(4)              (60)
                        ------------      ------------      ------------      ------------      ------------         ------------
  Net Loss              $     (2,103)     $     (1,808)     $     (1,193)     $     (3,241)     $    (25,395)        $     (4,720)
                        ------------      ------------      ------------      ------------      ------------         ------------
  Basic Loss Per
  Share (5)             $      (0.37)     $      (0.26)     $      (0.14)     $      (0.32)     $      (2.01)        $      (0.23)
                        ============      ============      ============      ============      ============         ============
  Diluted Loss Per
  Share (5)             $      (0.37)     $      (0.26)     $      (0.14)     $      (0.32)     $      (2.01)        $      (0.23)
                        ============      ============      ============      ============      ============         ============
  Weighted Average
  Common  Shares           5,740,298         6,891,546         8,552,535        10,156,816        12,644,751           20,604,095
                        ============      ============      ============      ============      ============         ============

CONSOLIDATED
BALANCE SHEET DATA:
  Cash and Cash
  Equivalents           $        500      $      1,779      $      1,540      $      3,113      $      1,587         $        577
  Working Capital                (66)                6               982             3,159             2,092                  283
  Total Assets                   932             2,676             2,318             4,420             4,141                3,165
  Advances From
  Related Parties                433               539               517               325               113                  113
  Shareholders'
  Note Payable                   292                --                --                --                --                   --
  Total
  Shareholders'         $         69      $        288      $      1,367      $      3,697      $      3,268         $      1,525
  Equity

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

The decrease in product sales in 1997 is expected to be offset by increased licensing revenues and running royalties. Revenues from hardware product sales have not been substantial in recent periods, and since the margins on these revenues have not been significant, the impact on the Company's results of operations as a result of the termination of the manufacture of hardware products is expected to be minimal.

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

In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI. Specific engineering efforts were directed toward porting support of N-2-2(TM) - Digital Virtual Surround technologies to current and potential licensees during the year and toward enCompass, a true interactive, real-time 3-D audio positioning technology.

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

NET LOSS

The net loss for the year ended December 31, 1997 increased approximately 11% or $472,000, for a total net loss of $4,720,000 compared to $4,248,000 after excluding the effects of one time charges of $20,218,000 of Compensation Expense and $680,000 in process research and development expense and $249,000 of income tax expense incurred upon liquidation of the Company's Canadian predecessor during year ended December 31, 1996. The increased net loss for the period is primarily a result of increased research and development efforts at the Company's subsidiary, MDT, partially offset by the cost savings realized by the continuation of the Company's cost cutting measures which began in the fourth quarter of 1996.

In 1997, the Company granted 100,000 warrants as consideration for consulting services rendered during the year. The fair value of the services received ($100,000) was determined to be more reliably measurable and used to value the warrants, consistent with the provisions of SFAS 123 paragraph 8. There were no other compensatory arrangements with third parties in 1997. The pro forma net loss, as disclosed in footnote 13 of the accompanying financial statements, is significantly higher than historical net loss as a result of the Company granting 1,495,000 options to employees and directors during 1996 and 1997


FOR THE YEAR ENDED DECEMBER 31, 1996, COMPARED TO THE YEAR ENDED DECEMBER 31,
1995

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

The new licensees were a result of a combination of the new "bundled" licensing agreement, introduction of the Company's N-2-2(TM) - Digital Virtual Surround(TM) technologies for multi-channel discrete digital audio systems for DVD/DVD-ROM, Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95 ("PT-3D(TM)"), and a favorable ruling by the Court in the intellectual property litigation with QSound Labs, Inc.

The Company increased product sales through sales of its first consumer product, the HTMS-2510(TM). Product sales for the year ended December 31, 1996, represent approximately 17% of revenues compared with only 5% for the same period in 1995. Due to unsatisfactory sales performance, the Company plans to move away from such hardware products and to concentrate on the higher-margin software products such as PT-3D(TM). The Company expects the majority of revenues to continue to come from licensing activities

Gross profit for the year ended December 31, 1996, was approximately 91% as compared with 94% for same period in 1995. Profit margins are high as the majority of revenues are derived from licensing activities which carry low direct costs. The reduction in gross profit is due to the above referenced increase in product sales during 1996 since the margin on product sales is lower than licensing margins.

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

RESEARCH AND DEVELOPMENT

The research and development activity grew substantially in 1996 with the added operations of the Company's new subsidiary, MDT commencing in June. In addition, the Company continued efforts to identify, validate, and develop new product ideas through DPI and introduced both the Spatializer 3-D Map(TM) positional audio enhancement software for Windows(R) 95 and N-2-2(TM) - Digital Virtual Surround technologies for multi-channel discrete audio systems in DVD/DVD-ROM and Home Theater products during the year.

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

The Company's primary sources of liquidity are its cash and cash equivalents, which amounted to $577,000 at December 31, 1997, and its bank line of credit. During the year ended December 31, 1997, cash and cash equivalents decreased by $1,010,000. This decrease consisted of cash used by operating activities of $3,679,000, expenditures for property and equipment and intangible assets of $425,000, partially offset by cash proceeds from the issuance of common stock of $1,966,000, exercise of options and warrants of $811,000 and bank lines of credit of $400,000. Cash used by operating activities during the year ended December 31, 1997 was primarily attributed to cash used for the development of MDT's principal technology demonstrators.

Components of operating working capital decreased $1,809,000 from December 31, 1996. The decrease is primarily comprised of a decrease in cash and cash equivalents of $1,010,000, a decrease in inventory of $203,000, an increase in bank line of credit payable of $400,000 and an increase in accounts payable of $248,000, partially offset by an increase in accounts receivable of $165,000.

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

On October 31, 1997, the Company entered into a line of credit agreement with Silicon Valley Bank to provide up to $750,000 in short term financing based upon the Company's accounts receivable base. The line of credit bears interest at an annual rate of 18% in addition to an administration fee of .50% of the purchased account receivable. In addition, the advance rate on the line of credit cannot exceed 80% of the gross receivable purchased. As of December 31, 1997 there were borrowings against this line of credit in the amount of $400,000. As of March 31, 1998, no borrowings were outstanding.

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

Funds generated by these financing activities as well as cash generated from the Company's existing operations is expected to be sufficient for the Company to meet its operating obligations and the anticipated additional research, development, and commercial prototype cost for the MultiDisc business during the next twelve months. However, if the $6 million MultiDisc funding is not completed, the Company will require additional capital, and need to identify other debt, equity or strategic investment sources to complete the research development and commercial introduction of the MultiDisc CD/DVD server technology and for marketing costs related to such activities. If the Company is unsuccessful in completing the MultiDisc funding management will be required to modify or delay the timing of the additional MultiDisc development and marketing activities. Currently, the revenues from the audio business are insufficient to fund the MDT operations and to sustain the corporate operating costs. Thus, unless there is a substantial increase in the operating results for the Company's audio division, or financing activities are successful, the Company will not have the capital resources to pursue its current business plan on a longer term basis.

NET OPERATING LOSS CARRYFORWARDS

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

THE ASIAN ECONOMIC CRISIS

Approximately 22% of the Company's revenues for the year ended December 31, 1997 were derived from foundries and OEM's based in Japan and other Asian countries. The Company believes that the relatively moderate level of the Company's Asian business, and the concentration of this Asian business with Matsushita Electronics Corporation which comprised 73% of revenues generated from Asian customers, has not resulted in a significant impact on revenues or its profitability.


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

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Spatializer Audio Laboratories, Inc.



We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996,and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                       /s/ KPMG PEAT MARWICK LLP

Los Angeles, California
March 6, 1998, except for note 19, which is as of April 15, 1998

ITEM 8. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


ASSETS                                                          DECEMBER 31,      DECEMBER 31,
                                                                    1997              1996
                                                                ------------      ------------

Current Assets:
  Cash and Cash Equivalents                                     $    577,413      $  1,587,395
  Accounts Receivable, net of allowance for doubtful
     accounts of $190,000, and $90,000 at December 31, 1997          911,505           746,257
     and 1996, respectively
  Employee Advances                                                   59,086            74,599
  Inventory                                                           93,250           296,539
  Prepaid Expenses and Deposits                                      135,702           260,984
  Deferred Transaction Costs (Note 3)                                146,529                --
                                                                ------------      ------------

             Total Current Assets                                  1,923,485         2,965,774

Property and Equipment, Net (Note 4)                                 586,961           622,856

Intangible Assets, Net (Note 5)                                      654,668           451,733
Other Assets                                                              --           100,832
                                                                ------------      ------------
                                                                $  3,165,114      $  4,141,195
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank Line of Credit Payable (Note 17)                         $    400,000      $         --
  Notes Payable (Note 17)                                             64,272            23,800
  Accounts Payable                                                   651,376           403,870
  Accrued Wages and Benefits                                         332,713           217,224
  Accrued Liabilities                                                 79,140           115,928
  Advances from Related Parties (Note 6)                             112,500           112,500
                                                                ------------      ------------

             Total Current Liabilities                             1,640,001           873,322
                                                                ------------      ------------
  Commitments and contingencies (Note 15)
  Liquidity (Note 18)
  Subsequent Event (Note 19)

Shareholders' Equity (Notes 8,9,13, and 14):
  Preferred shares, $.01 par value, 1,000,000 shares
  authorized, no shares issued or outstanding                             --                --

  Common shares, $.01 par value, 50,000,000 shares                   214,100           191,154
      authorized, 21,410,012  and 19,115,429 shares issued
      and outstanding at December 31, 1997 and 1996,
      respectively
  Additional Paid-In Capital                                      41,481,890        38,527,775
  Accumulated Deficit                                            (40,170,877)      (35,451,056)
                                                                ------------      ------------

             Total Shareholders' Equity                            1,525,113         3,267,873
                                                                ------------      ------------
                                                                $  3,165,114      $  4,141,195
                                                                ============      ============


           See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                                 YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------
                                                         1997              1996              1995
                                                     ------------      ------------      ------------

Revenues (Note 12):
   Product Revenues, net                             $    336,703      $    336,849      $     63,507
   Licensing Revenues                                     880,000                --           627,500
   Royalty Revenues                                     1,564,530         1,687,338           539,213
                                                     ------------      ------------      ------------
                                                        2,781,233         2,024,187         1,230,220

      Cost of Revenues                                    229,736           185,540            78,854
                                                     ------------      ------------      ------------
                                                        2,551,497         1,838,647         1,151,366
                                                     ------------      ------------      ------------

Operating Expenses:
   General and Administrative                           2,173,717         2,329,333         2,380,472
   Research and Development                             3,707,995         1,860,400           622,484
   Sales and Marketing                                  1,356,196         1,954,527         1,400,794
   Compensation Expense (Note 9)                               --        20,218,450                --
   In-Process Research and Development (Note 10)               --           679,684                --
                                                     ------------      ------------      ------------
                                                        7,237,908        27,042,394         4,403,750
                                                     ------------      ------------      ------------

        Operating Loss                                 (4,686,411)      (25,203,747)       (3,252,384)

Interest Income                                            57,305           123,643           113,701
Interest Expense                                          (21,063)          (14,571)          (39,695)
Other Income (Expense), net                                (8,949)           10,042                --
                                                     ------------      ------------      ------------
                                                           27,293           119,114            74,006
                                                     ------------      ------------      ------------

      Loss Before Income Taxes                         (4,659,118)      (25,084,633)       (3,178,378)

      Income Taxes (Note 11)                              (60,703)         (310,537)          (62,907)
                                                     ------------      ------------      ------------

      Net Loss                                       $ (4,719,821)     $(25,395,170)     $ (3,241,285)
                                                     ============      ============      ============

      Basic and Diluted Loss Per Share               $       (.23)     $      (2.01)     $      (0.32)
                                                     ============      ============      ============

      Weighted-average shares outstanding              20,604,095        12,644,751        10,156,816
                                                     ============      ============      ============


           See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                          YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                 1997              1996              1995
                                                             ------------      ------------      ------------
Cash Flows from Operating Activities:
   Net Loss                                                  $ (4,719,821)     $(25,395,170)     $ (3,241,285)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and Amortization                               407,238           130,057            79,719
      Loss on Disposal of Property and Equipment
                                                                   14,281                --                --
      Provision for Doubtful Accounts                             100,000            90,000                --
      Warrants issued for services                                100,000                --                --
      Compensation Expense                                             --        20,218,450                --
      In-Process Research and Development
                                                                       --           679,684                --
   Net Change in Assets and Liabilities:
      Accounts Receivable and Employee Advances                  (249,806)         (498,848)         (319,604)
      Inventory                                                   203,289           (34,408)          (22,419)
      Prepaid Expenses and Deposits                               125,282          (166,916)          (31,814)
      Other Assets                                                 (4,135)         (100,832)               --
      Accounts Payable                                            247,506           223,824           (73,885)
      Accrued Liabilities                                          78,701           129,622            35,305
                                                             ------------      ------------      ------------


Net Cash Used in Operating Activities                          (3,697,465)       (4,724,535)       (3,573,983)
                                                             ------------      ------------      ------------

Cash Flows from Investing Activities:
      Purchase of Property and Equipment                         (187,485)         (229,780)         (164,175)
      Increase in Intangible  Assets                             (237,036)          (43,118)          (69,544)
      Deferred Transaction Costs                                 (146,529)               --                --
      MDT Asset Acquisition                                            --        (1,062,156)               --
                                                             ------------      ------------      ------------


Net Cash Used in Investing Activities                            (571,050)       (1,335,054)         (233,719)


Cash Flows from Financing Activities:
      Issuance of Common Shares, net                            1,956,144         2,649,000         4,823,927
      Exercise of Options                                         408,352           387,535           260,565
      Exercise of Warrants                                        502,565         1,710,587           479,067
      Due to Related Parties                                           --          (212,581)         (183,638)
      Proceeds from Issuance of Notes Payable                          --            15,273               972
      Proceeds from Bank on Line of Credit                        400,000                --                --
      Repayments of Notes Payable                                 (18,528)          (15,907)               --
                                                             ------------      ------------      ------------


Net Cash Provided by Financing Activities                       3,258,533         4,533,927         5,380,893
                                                             ------------      ------------      ------------


           See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Continued)


Impact of changes in exchange rates on cash balances                       --               --               98
                                                                 ------------     ------------     ------------
Increase (Decrease) in Cash and Cash Equivalents                   (1,009,982)      (1,525,662)       1,573,289
Cash and Cash Equivalents, Beginning of Year                        1,587,395        3,113,057        1,539,768
                                                                 ------------     ------------     ------------


Cash and Cash Equivalents, End of Year                           $    577,413     $  1,587,395     $  3,113,057
                                                                 ============     ============     ============
Supplemental Schedule of Non-Cash Investing and Financing
Activities:
      Capital Expenditures Financed by Lease Obligations and
      Notes Payable                                              $     59,000     $     10,940     $          -
Stock issued to Settle Debt                                                --               --            8,583
                                                                 ============     ============     ============

Supplemental Disclosure of Cash Flow Information:
      Cash Paid During the Year For:
      Interest                                                   $     21,063     $     13,771     $     39,695
      Income Taxes                                                     60,703          310,729              800
                                                                 ============     ============     ============


           See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                                                            COMMON SHARES
                                           ------------------------------------------------                         TOTAL
                                             NUMBER OF                        ADDITIONAL        ACCUMULATED      SHAREHOLDERS'
                                              SHARES          PAR VALUE     PAID-IN-CAPITAL       DEFICIT           EQUITY
                                           ------------     ------------    ---------------    ------------      ------------

Balance, December 31, 1994                   14,977,996     $    149,780     $  8,031,435      $ (6,814,601)     $  1,368,614

Issuance of Shares for Debt                      10,000              100            8,483                --             8,583
Options Exercised (Note 13)                     220,500            2,205          258,360                --           260,565
Warrants Exercised (Note 14)                    197,500            1,975          477,092                --           479,067
Private Placements, Net (Note 8)              2,051,535           20,515        4,803,412                --         4,823,827
Net Loss                                             --               --               --        (3,241,285)       (3,241,285)
                                           ------------     ------------     ------------      ------------      ------------


Balance, December 31, 1995                   17,457,531          174,575       13,578,782       (10,055,886)        3,697,471

Options Exercised (Note 13)                     363,033            3,630          383,905                --           387,535
Warrants Exercised (Note 14)                    646,000            6,460        1,704,127                --         1,710,587
Private Placements, Net (Note 8)                648,865            6,489        2,642,511                --         2,649,000
Performance Shares (Note 9)                          --               --       20,218,450                --        20,218,450
Net Loss                                             --               --               --       (25,395,170)      (25,395,170)
                                           ------------     ------------     ------------      ------------      ------------
Balance, December 31, 1996
                                             19,115,429          191,154       38,527,775       (35,451,056)        3,267,873

Options Exercised (Note 13)                     339,833            3,399          404,954                --           408,352
Warrants Exercised (Note 14)                    287,250            2,872          499,693                --           502,565
Private Placements, Net (Note 8)              1,667,500           16,675        1,949,468                --         1,966,144
Warrants Issued for Services (Note 14)               --               --          100,000                --           100,000
Net Loss                                             --               --               --        (4,719,821)       (4,719,821)
                                           ------------     ------------     ------------      ------------      ------------

Balance, December 31, 1997                   21,410,012     $    214,100     $ 41,481,890      $(40,170,877)     $  1,525,113
                                           ============     ============     ============      ============      ============


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

      Property and Equipment
      Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment are depreciated over three to five years using accelerated-depreciation methods, which approximates 150% declining balance. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term.

      Intangible Assets
      Intangible assets consist of patent costs which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to ten years.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                                      1997          1996          1995
                                   ---------     ---------     ---------
            Performance Shares            --     5,745,047     5,776,700
            Options                1,855,070     1,701,732     1,426,432
            Warrants                 934,750       174,000       780,000
                                   ---------     ---------     ---------
                                   2,789,820     7,621,779     7,983,132
                                   =========     =========     =========

      Adoption of SFAS 128 did not have an impact on loss per share for the years ended December 31, 1996 and 1995 as previously reported.

      Stock Option Plan
      Prior to January 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense using the fair value based method over the vesting period the fair value of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (Note 13).

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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Segment Reporting
      The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. Prior to the formation of MDT in June 1996, the Company had only one operating segment, DPI, the Company's 3-D Audio Signal Processing business. Subsequent to the formation of MDT in June 1996, the Company also began developing CD/DVD technology.

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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(3)   DEFERRED TRANSACTION COSTS
      On November 5, 1997, the Board of Directors adopted a plan in which MDT will be spun-off into a newly formed and separately financed corporation. Costs relating to this transaction for legal, accounting, valuation, and consulting are being deferred until the completion of the transaction. Under the plan, the company will, upon closing, receive majority interest in this new company.

(4)   PROPERTY AND EQUIPMENT

      Property and equipment, at cost, as of December 31, 1997 and 1996 consists of the following:

                                                           1997           1996
                                                        ----------     ----------
Office Computers, Software, Equipment and Furniture     $  788,392     $  595,993
Test Equipment                                             114,225         97,928
Tooling Equipment                                           44,136         44,136
Trade Show Booth and Demonstration Equipment               137,158        130,846
Leasehold Improvements                                      48,783         45,756
                                                        ----------     ----------
                                                         1,132,694        914,659
Less Accumulated Depreciation and Amortization             545,733        291,803
                                                        ----------     ----------
                                                        $  586,961     $  622,856
                                                        ==========     ==========

      At December 31, 1997, the Company had $59,000 of equipment under capital lease with related accumulated depreciation of $14,750.

(5)   INTANGIBLE ASSETS

      Intangible assets, as of December 31, 1997 and 1996 consist of the following:

                                                               1997         1996
                                                            --------     --------
      Capitalized patent and technology costs               $546,260     $309,222
      Capitalized patent costs in association
      with MDT Asset Acquisition (Note 9)                    200,000      200,000
                                                            --------     --------
                                                             746,260      509,222
Less Accumulated Amortization                                 91,592       57,489
                                                            --------     --------
                                                            $654,668     $451,733
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

(9)   ESCROWED PERFORMANCE SHARES

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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(11)  INCOME TAXES

      The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 1997, 1996 and 1995 consisted of the following:

                           1997         1996         1995
                        ----------   ----------   ----------

State franchise tax     $    2,856   $   58,331   $       --
Foreign taxes               57,847      252,206       62,907
                        ----------   ----------   ----------
                        $   60,703   $  310,537   $   62,907
                        ==========   ==========   ==========


      Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 8.5% to 15% and are recorded as foreign tax expense when incurred. In early 1996, the Company completed the liquidation of Spatializer - Yukon, a Canadian subsidiary. The liquidation resulted in a Canadian tax liability of approximately $249,000 and approximately $3,000 in minimum state taxes in 1996.

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


                                                                  1997             1996
                                                              ------------     ------------

Deferred tax assets:
   Net operating loss carryforwards                           $  7,514,616     $  5,913,456
   In-process research and development costs                       271,873          271,873
   Asset reserves                                                   96,015           36,000
   Accrued liabilities                                             103,728           12,384
   Property and equipment, principally due to differences
   in depreciation and capitalized interest                         25,070            3,888
   Other                                                            26,483               --
                                                              ------------     ------------
Total gross deferred tax assets                                  8,307,785        6,237,601
Less valuation allowance                                        (8,307,785)      (6,237,601)
                                                              ------------     ------------
Net deferred tax assets                                       $         --     $         --
                                                              ============     ============

      The valuation allowance for deferred tax assets, as of January 1, 1997 and 1996 was $6,237,601 and $3,441,200, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $2,070,184 and $2,796,401, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Company will need to generate future taxable income of approximately $21,600,000 prior to the expiration of the net operating loss carryforwards in 2012. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 1997 and 1996. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under section 382 of the Internal Revenue Code.

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

      At December 31, 1997, there were 285,931 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.44, $3.24, and $2.89, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted -average assumptions: 1997 - expected dividend yield 0%, risk-free interest rate of 6.50%, expected volatility of 147% and an expected life of 5 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6.41%, expected volatility of 147% and an expected life of 5 years; 1995 - expected dividend yield 0%, risk-free interest rate of 6.04%, expected volatility of 147% and an expected life of 5 years.

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


                                          1997               1996                1995
                                     --------------     --------------      --------------
Net loss - as reported               $   (4,719,821)    $  (25,395,170)     $   (3,241,285)
         - pro forma                     (6,408,547)       (25,954,816)         (3,388,485)
                                     ==============     ==============      ==============

Basic and diluted loss per share
         - as reported               $         (.23)    $        (2.01)     $         (.32)
         - pro forma                           (.31)             (2.05)               (.33)
                                     ==============     ==============      ==============

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

      Stock option activity during the periods indicated is as follows:


                                                NUMBER     WEIGHTED AVERAGE
                                                            EXERCISE PRICE
----------------------------------------     ------------  ----------------

Options Outstanding at December 31, 1994        1,070,000       $1.164
Options Granted                                   576,932       $3.176
Options Exercised                                (220,500)      $1.129
                                             ------------
Options Outstanding at December 31, 1995        1,426,432       $0.864
Options Granted                                   715,000       $3.506
Options Exercised                                (363,033)      $1.070
Options Forfeited                                 (76,667)      $3.506
                                             ------------
Options Outstanding at December 31, 1996        1,701,732       $2.737
Options Granted                                   780,000       $1.560
Options Exercised                                (339,833)      $1.182
Options Forfeited                                (286,829)      $3.208
                                             ------------
Options Outstanding at December 31, 1997        1,855,070       $1.897
                                             ============

      At December 31, 1997, the ranges of exercise prices and weighted-average remaining contractual life of outstanding options was as follows:

                                                  WEIGHTED-AVERAGE REMAINING
               RANGES OF EXERCISE PRICES               CONTRACTUAL LIFE
               -------------------------          --------------------------
                     $0.87 - $1.31                         50 months
                     $1.50 - $2.00                         47 months
                     $2.34 - $3.26                         42 months
                         $4.30                             35 months

      At December 31, 1997 and 1996, the number of options exercisable was 1,233,403, and 1,125,901, respectively, and the weighted-average exercise price of those options was $2.059, and $2.218, respectively.

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

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)  WARRANTS

Warrant activity for the periods indicated below is as follows:

                                                WARRANTS      WARRANT PRICE
                                              ------------    -------------
Warrants Outstanding at December 31, 1994          490,000       $2.618
Warrants Issued                                    487,500       $2.549
Warrants Exercised                                (197,500)      $2.406
                                              ------------
Warrants Outstanding at December 31, 1995          780,000       $2.536
Warrants Issued                                    155,000       $3.553
Warrants Exercised                                (646,000)      $2.645
Warrants Expired                                  (115,000)      $3.700
                                              ------------
Warrants Outstanding at December 31, 1996          174,000       $3.790
Warrants Issued                                  1,067,000       $1.455
Warrants Exercised                                (287,250)      $1.750
Warrants Expired                                   (19,000)      $3.800
                                              ------------
Warrants Outstanding at December 31, 1997          934,750       $1.704
                                              ============

      All of the warrants granted in 1997, 1996 and 1995 were issued in connection with private placements except for 100,000 warrants granted in 1997 as consideration for consulting services rendered during 1997. The fair value of the consulting services ($100,000) was determined to be more reliably measurable and used to value the warrants, consistent with the provisions of SFAS 123 paragraph 8. The value of the warrants was included in research and development costs in the accompanying consolidated statement of operations for the year ended December 31, 1997. At December 31, 1997 and 1996, the number of warrants exercisable was 934,750 and 174,000 respectively.

(15)  COMMITMENTS AND CONTINGENCIES

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

(16)  VALUATION AND QUALIFYING RESERVES

      The Company had reserves for doubtful accounts recorded in the accompanying consolidated financial statements which are summarized as follows:

                                                  ALLOWANCE FOR
                                                DOUBTFUL ACCOUNTS
                                                -----------------
Balance at December 31, 1994                      $         --
  Charges to expenses                                       --
  Deductions                                                --
                                                  ------------
Balance at December 31, 1995                                --
  Charges to expenses                                   90,000
  Deductions                                                --
                                                  ------------
Balance at December 31, 1996                            90,000
  Charges to expenses                                  100,000
  Deductions                                                --
                                                  ------------
Balance at December 31, 1997                      $    190,000
                                                  ============

(17)  FINANCING ARRANGEMENTS

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

      NOTES PAYABLE

      Notes payable at December 31, 1997 and 1996 consist of the following:

                                                              1997             1996
                                                          ------------     ------------
Notes payable, secured by equipment, interest at
   11.5% to 22%, payable in monthly installments
   May 2002                                               $     19,781     $     23,800
Capital lease obligations, payable in monthly
   installments through February 2000                           44,491               --
                                                          ------------     ------------
                                                          $     64,272     $     23,800
                                                          ============     ============

      The notes payable balances as of December 31, 1997 and 1996 have been classified as current liabilities since the long-term portion of the debt is not material to the accompanying consolidated balance sheet.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The aggregate amounts of minimum maturities of notes payable and capital lease obligations as of December 31, 1997 are as follows:

                                                  NOTES       CAPITAL LEASE
                                                 PAYABLE       OBLIGATIONS
                                              -----------     -------------

                    1998                      $     4,582      $    22,893
                    1999                            4,582           23,218
                    2000                            4,428            3,906
                    2001                            5,222               --
                    2002                              967               --
                                              -----------      -----------

                                              $    19,781           50,017
                                              ===========
          Less amounts
          representing interest                                      5,526
                                                               -----------

                                                               $    44,491
                                                               ===========

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

(20)  SEGMENT REPORTING

      The following table presents information about reported segment losses and segment assets as of and for the years ended December 31, 1997 and 1996:

                                             1997                                              1996
                        ---------------------------------------------      ---------------------------------------------
                                                            SEGMENT                                            SEGMENT
                            DPI               MDT            TOTAL             DPI              MDT             TOTAL
                        ---------------------------------------------      ---------------------------------------------
Revenues from
External Customers      $ 2,781,233      $        --      $ 2,781,233      $ 2,024,187      $        --      $ 2,024,187

Interest Income                 758            3,145            3,904            3,271            3,056            6,327
Interest Expense            (12,483)          (5,353)         (17,836)         (13,282)            (208)         (13,490)
Depreciation and
Amortization                134,905          154,730          289,635          134,720           44,034          178,754
In Process Research
and Development                  --               --               --               --          679,684          679,684
Segment Profit             (645,412)      (3,793,522)      (4,438,934)      (2,233,252)      (1,648,059)      (3,881,311)

Segment Assets              616,563          780,189        1,396,752        1,698,660          607,850        2,306,510

Expenditures for
     Segment Assets          34,819          317,808          352,627           80,577          143,382          223,959
                        =============================================      =============================================

      The following is a reconciliation of reportable segment loss and assets, to the Company's consolidated totals.

                                              1997              1996
                                          ------------      ------------
LOSS:
Total loss for reportable segments:       $ (4,438,934)     $ (3,881,311)
Compensation Expense (Note 9)                                (20,218,450)
Other Corporate Expenses                      (280,887)       (1,295,409)
                                          ------------      ------------
Total Net Loss                            $ (4,719,821)     $(25,395,170)
                                          ============      ============

ASSETS:
Total assets for reportable segments:     $  1,396,752      $  2,306,510
Corporate assets                             1,768,362         1,834,685
                                          ------------      ------------
Consolidated Total                        $  3,165,114      $  4,141,195
                                          ============      ============


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to both the directors and executive officers of the Company:


NAME                                            AGE       POSITION
----                                            ---       --------

NOMINEES FOR TERMS ENDING IN 2001:
James D. Pace                                    42       Director - 2/95 to date.
                                                          Member of Compensation Committee - 2/95 to date.

Gilbert N. Segel                                 65       Director - 5/95 to date.
                                                          Member of Audit Committee - 5/95 to date.
                                                          Member of Compensation Committee - 5/95 to date.


NOMINEES FOR TERMS ENDING IN 2000:
Jerold H. Rubinstein                             59       Director - 8/91 to date.
                                                          Member of Audit Committee - 8/91 to date.


Stephen W. Desper                                55       Director - 7/92 to date.
                                                          Chairman of the Board - 7/92 to 12/95.
                                                          Vice Chairman of the Board - 12/95 to date.
                                                          Principal Holder.

Steven D. Gershick                               43       Director - 7/92 to date.
                                                          Chairman of the Board - 12/95 to date.
                                                          President and Chief Executive Officer - 7/92 to date.
                                                          President of Operating Subsidiary Desper Products, Inc. ("DPI")
                                                          - 3/97 to 1/98.
                                                          Chief Executive Officer of DPI - 10/91 to date.
                                                          President of Operating Subsidiary MultiDisc Technologies, Inc.
                                                          ("MDT") - 9/97 to date.
                                                          Chief Executive Officer of MDT - 6/96 to date.


NOMINEES FOR TERMS ENDING IN 1999:
Carlo Civelli                                    49       Director - 3/93 to date.
                                                          Vice President Finance, Europe - 8/91 to 3/95.
                                                          Principal Holder.

Scot E. Land                                     43       Director


EXECUTIVE OFFICERS:

Michael Bolcerek                                 35       President of Operating Subsidiary Desper Products, Inc. ("DPI")
                                                          - 1/98 to date.
                                                          Chief Financial Officer/V.P. Finance - 6/97 to 3/98.

Henry R. Mandell                                 41       Chief Financial Officer/Senior V.P. Finance - 3/98 to date.

JAMES D. PACE. Director since February 1995. Director of DPI since July 1992. For more than the last five years, Mr. Pace has specialized in the introduction and distribution of new technologies into the professional recording and film industries. He is an electronics engineer with broad experience in recording and live sound reinforcement.

GILBERT N. SEGEL. Director since May 1995. Mr. Segel has spent more than thirty
(30) years as an independent business manager representing musical artists, film actors and entertainment industry entrepreneurs. Since 1985, he has concentrated on his personal investments and serves as a director of various private business and charitable enterprises. Mr. Segel is the brother-in law of Mr. Rubinstein.

JEROLD H. RUBINSTEIN. Director since August 1991. Chairman and Chief Executive Officer of XTRA Music. Formerly Chairman and Chief Executive Officer DMX, Inc. (previously International Cablecasting Technologies, Inc.). Prior to that, co-owner and chairman of United Artists Records; chairman of ABC Records, Inc.; co-founder and chairman of Bel-Air Savings and Loan of Los Angeles; and co-founder and partner of JRC Oil, a Colorado oil and gas exploration company. Attorney and certified public accountant, California. Mr. Rubinstein is the brother-in law of Mr. Segel.

STEPHEN W. DESPER. Vice Chairman of the Board, Inventor. Devoted his full time for a number of years to developing and refining Spatializer(R) technology. Recording engineer, over twenty (20) years experience; Director of Engineering for The Beach Boys Organization. Acoustician, Acoustic Design and Noise Control Engineer. December, 1991 to December, 1995, Chairman of Spatializer Audio Laboratories, Inc. Since December, 1995 Vice Chairman of Spatializer Audio Laboratories, Inc. Inventor and President of Desper Products; Inc. ("DPI") - June 1986 to October, 1991. Vice President and Director of Research, DPI - October 1991 to December 1996.

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

                           SUMMARY COMPENSATION TABLE

=====================================================================================================================
                                                                                     Long Term Compensation
                                                                             ----------------------------------------
                                               Annual Compensation                     Awards              Payouts
                                      -------------------------------------------------------------------------------
                                                                             Securities
                                                                                Under
                                                                              Options/     Restricted
Name and Principal                                                              SARs      Stock Awards      LTIP
Position                     Year        Salary        Bonus       Other     Granted (#)       ($)         Payouts
---------------------------------------------------------------------------------------------------------------------
Steven D. Gershick           12/97      $175,000     $ 44,250     $ 9,000      50,000          N/A           N/A
Chairman of the Board,       12/96      $150,000     $ 37,500     $ 8,607      50,000      See note 6        N/A
President and CEO            12/95      $150,000     $ 37,500     $ 8,100     150,000 (3)      N/A           N/A

---------------------------------------------------------------------------------------------------------------------

Irwin Zucker (1)             12/97      $140,000     $ 13,000     $ 9,000        N/A           N/A           N/A
Vice President,              12/96      $ 70,000     $ 37,500     $ 5,007     50,000 (5)   See note 6        N/A
Strategic Development
for MDT

---------------------------------------------------------------------------------------------------------------------
Eric Rene Bos (1)            12/97      $120,000     $136,500       N/A          N/A           N/A           N/A
Vice President, Product      12/96      $ 60,000     $ 26,500     $10,000     25,000 (5)       N/A           N/A
Development for MDT

---------------------------------------------------------------------------------------------------------------------
Robert Montelius (1)         12/97      $120,000     $136,500       N/A          N/A           N/A           N/A
Vice President,              12/96      $ 60,000     $ 26,500     $10,000     25,000 (5)       N/A           N/A
Engineering for MDT

---------------------------------------------------------------------------------------------------------------------
Theodore Tanner (2)          12/97      $ 98,770     $ 13,000     $ 6,000     15,000 (4)       N/A           N/A
Vice President,              12/96      $ 64,675     $ 15,500       N/A       45,000 (4)   See note 6        N/A
Engineering for DPI

=====================================================================================================================

(1) Messrs. Zucker, Bos and Montelius all became employees upon the Company's acquisition of MultiDisc Technologies, Inc. in June, 1996.

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

            OPTION/STOCK APPRECIATION RIGHT ("SAR") GRANTS DURING THE
                     MOST RECENTLY COMPLETED FINANCIAL YEAR

The following table presented in accordance with the Securities Exchange Act of 1934, as amended ("the Exchange Act") and the Regulations thereunder sets forth stock options granted under the Company's Stock Option Plan ("the Stock Option Plan") during the most recently completed financial year to each of the Named Executive Officers:


================================================================================================================================
                                   Individual Grants                                                               Alternative
-----------------------------------------------------------------------------------------  Potential Realizable        to
                                                                                             Value at Assumed      Realizable
                                                                                         Annual Rates of Stock   Value: Grant
                                                              Market Value                 Price Appreciation     Value Date
                                                                   of                       for Option Term
                               % of Total                      Securities
                                 Options                       Underlying                  --------------------------------------
                Securities        /SARs                         Options/
                   Under       Granted to                     SARs on Date                                         Grant Date
                 Options/     Employees in     Exercise or      of Grant                                             Present
                   SARs        Fiscal Year     Base Price     ($/Security)   Expiration      5%($)      10%($)       Value $
                  Granted                     ($/Security)                      Date
--------------------------------------------------------------------------------------------------------------------------------
Steven D.         50,000          6.4%             $1.50/     $1.50/ share     4/01/02      $3,750      $7,500           $0
Gershick                                           share
--------------------------------------------------------------------------------------------------------------------------------

Irwin Zucker        N/A            N/A             N/A            N/A            N/A           N/A         N/A          N/A
--------------------------------------------------------------------------------------------------------------------------------

Eric Rene Bos       N/A            N/A             N/A            N/A            N/A           N/A         N/A          N/A
--------------------------------------------------------------------------------------------------------------------------------

Robert              N/A            N/A             N/A            N/A            N/A           N/A         N/A          N/A
Montelius
--------------------------------------------------------------------------------------------------------------------------------

Theodore          15,000          1.9%             $1.31/    $1.31/ share(1)   4/01/02      $  983      $1,965           $0
Tanner                                            share(1)
================================================================================================================================

(1)   Repriced from $1.50 per share effective July 18, 1997.

             AGGREGATED OPTIONS/SAR EXERCISES IN LAST FINANCIAL YEAR
                    AND FINANCIAL YEAR-END OPTION/SAR VALUES


The following table (presented in accordance with the Exchange Act and the Regulations) sets forth details of all exercises of stock options/SARs during the most recently completed financial year by each of the Named Executive Officers and the financial year-end value of unexercised options/SARs on an aggregated basis:

=======================================================================================================================
                                                                   Unexercised      Value of Unexercised In-the-Money
                                 Securities       Aggregate      Options/SARs at   Options/SARs at Fiscal Year-End ($)
                                 Acquired on    Value Realized   Fiscal Year-End        Exercisable/Unexercisable
Name                              Exercise
-----------------------------------------------------------------------------------------------------------------------
Steven D. Gershick                   N/A             N/A            333,000                 $53,784/ $0
-----------------------------------------------------------------------------------------------------------------------
Irwin Zucker                         N/A             N/A             50,000                      $0/ $0
-----------------------------------------------------------------------------------------------------------------------
Eric Rene Bos                        N/A             N/A             25,000                      $0/ $0
-----------------------------------------------------------------------------------------------------------------------
Robert Montelius                     N/A             N/A             25,000                      $0/ $0
-----------------------------------------------------------------------------------------------------------------------
Theodore Tanner                      N/A             N/A             60,000                  $2,850/ $8,550
=======================================================================================================================


                         TEN-YEAR OPTION/SAR REPRICINGS


The following table (presented in accordance with the Exchange Act and the Regulations) sets forth details of all repricings of stock options/SARs during the most recently completed financial year by each of the Named Executive
Officers:


=====================================================================================================================
                                            Number of     Market Price     Exercise                      Length of
                                           Securities      of Stock at     Price at                      Original
                                           Underlying        Time of        Time of                        Term
                                          Options/SARs    Repricing or   Repricing or   New Exercise   Remaining at
           Name                Date        Repriced or      Amendment      Amendment        Price         Date of
                                             Amended                                                   Repricing or
                                                                                                         Amendment
---------------------------------------------------------------------------------------------------------------------
Steven D. Gershick
Chairman of the Board,
President and CEO              4/1/97       150,000          $1.50           $3.90         $1.50       3 yrs 9 mths
---------------------------------------------------------------------------------------------------------------------
Irwin Zucker
Vice President, Strategic    12/12/97        50,000          $1.875          $3.95         $1.875      3 yrs 9 mths
Development for MDT
---------------------------------------------------------------------------------------------------------------------
Eric Rene Bos
Vice President, Product
Development for MDT          12/12/97        25,000          $1.875          $3.95         $1.875      3 yrs 9 mths
---------------------------------------------------------------------------------------------------------------------
Robert Montelius
Vice President,
Engineering for MDT          12/12/97        25,000          $1.875          $3.95         $1.875      3 yrs 9 mths
---------------------------------------------------------------------------------------------------------------------
Theodore Tanner
Vice President,               7/18/97        20,000          $1.31           $4.73         $1.31       4 yrs 0 mths
Engineering for DPI           7/18/97        25,000          $1.31           $3.26         $1.31       4 yrs 3 mths
                              7/18/97        15,000          $1.31           $1.50         $1.31       4 yrs 9 mths
=====================================================================================================================

The above referenced stock option repricings were effected to bring the exercise prices down to reflect the current market price in order to properly incentivize the option holders. The modifications to the exercise prices effected on July 18, 1997 were generally applied to all Spatializer and DPI employees whose option exercise prices were above the then current market price. The modifications to the exercise prices effected on December 12, 1998 were generally applied to all MDT employees whose option exercise prices were above the then current market price. Neither of these repricings were undertaken as a special benefit for any particular executive officer.


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

Effective June 1996, MDT entered into employment agreements through December 1997 (which were automatically extended for one additional year unless written notice was given by either party by June 1) with Eric Rene Bos and Robert Montelius pursuant to which Mr. Bos was designated as Vice President of Product Development and Mr. Montelius was designated as Vice President of Engineering, at annual salaries of $120,000 each. Under their agreements, they serve full time and may terminate their employment on 90-days written notice. The Company may terminate their agreements for cause or at the end of the original or any extended term with or without written notice. In the event of termination, they are each entitled to one years base salary, payable in equal quarterly installments, in addition to lump-sum payments equal to their base salary through the termination date of their agreement. The employment agreement provides Messrs. Bos and Montelius with the employee benefits generally available to other employees of the Company and, in addition, entitles them to life insurance, disability insurance and automobile allowance. In addition to being entitled to bonuses at the discretion of the Board of Directors, they are each entitled to a $5,000 bonus for each new patent application which MDT or the Company chooses to prosecute in which they are an inventor. Their agreements contain confidentiality, nondisclosure and invention provisions typical in the industry.

In May 1997, the Company notified Messrs. Bos and Montelius that it did not intend to renew their agreements beyond December 1997. In September 1997, the Company notified both parties that it would extend their agreements through June 1998.

Effective October 1996, DPI entered into an employment agreement through December 1997 (which, by its terms, has been extended through December 1998 with Theodore Tanner pursuant to which he was designated as Vice President of Engineering, at an annual salary of $85,000. Under his agreement, he serves full time and may terminate his employment on 45-days written notice. The Company may terminate the agreement for cause or at the end of the original or any extended term with or without written notice. In the event of termination, he is entitled to a lump-sum payment equal to his base salary through the termination date of his agreement. The employment agreement provides Mr. Tanner with the employee benefits generally available to other employees of the Company and, in addition, entitles him to life insurance, disability insurance and automobile allowance. In addition to being entitled to bonuses at the discretion of the Board of Directors, he is entitled to a $5,000 bonus for each new patent application which DPI or the Company chooses to prosecute in which he is an inventor. His agreement contains confidentiality, nondisclosure and invention provisions typical in the industry.

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


 NAME AND ADDRESS OF BENEFICIAL OWNER (1)        AMOUNT AND NATURE OF BENEFICIAL       PERCENT OF CLASS
                                                            OWNERSHIP
-----------------------------------------------------------------------------------------------------------------

DIRECTORS
Carlo Civelli(2)(5)                                         4,120,958                          17.4%
Stephen W. Desper(3)(5)                                     1,980,845                           8.3%
Steven D. Gershick(5)                                       1,126,144                           4.7%
James D. Pace(4)(5)                                           326,997                           1.4%
Jerold H. Rubinstein(5)                                       250,000                           1.1%
Gilbert N. Segel(5)                                           220,000                             *
Scot E. Land                                                   63,947                             *

NAMED EXECUTIVE OFFICERS
Irwin Zucker(5)                                                46,667                             *
Eric Rene Bos                                                   8,333                             *
Robert Montelius                                                8,333                             *
Theodore Tanner(5)                                             35,000                             *

All directors and executive officers as a
group (13 persons)(5)(6)                                    8,237,224                          34.7%
-----------------------------------------------------------------------------------------------------------------

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except for severance paid to Mr. Desper for a six month period following his resignation from Director of Research in December, 1996 no insider and no security holder who is known to the Company to own more than five percent (5%) of the Common Stock and no member of the immediate family of any of the officers or directors has or has had any material interest, direct or indirect, in any transaction in which the amount involved exceeds U.S. $60,000 since the commencement of the Company's last completed financial year or in any proposed transaction which in either such case has materially affected or will materially affect the Company.

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

21.1*   Schedule of Subsidiaries of the Company.

23.1 Consent of KPMG Peat Marwick LLP, independent certified public accountants.

------------------

*       Previously filed.
**      To be filed by amendment.
*** Portions subject to request for confidential treatment. The confidential portions omitted have been filed separately with the Commission.

        [All schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the statements or notes thereto. The Registrant filed no reports on Form 8-K for the fiscal quarter ended December 31, 1996.]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 25, 1998


                         SPATIALIZER AUDIO LABORATORIES, INC.
                         (REGISTRANT)


                         /s/ Steven D. Gershick
                             ---------------------------------------------------
                             STEVEN D. GERSHICK
                             President & Chief Executive Officer


                         /s/ Henry R. Mandell
                             ---------------------------------------------------
                             HENRY R. MANDELL
                             Senior V.P. of Finance & Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated



        CARLO CIVELLI                  Director         June 25, 1998        /s/ Carlo Civelli
                                                                             ----------------------------------


        STEPHEN W. DESPER              Director         June 25, 1998        /s/ Stephen W. Desper
                                                                             ----------------------------------


        SCOT LAND                      Director         June 25, 1998        /s/ Scot Land
                                                                             ----------------------------------


        JAMES D. PACE                  Director         June 25, 1998        /s/ James D. Pace
                                                                             ----------------------------------


        JEROLD H. RUBINSTEIN           Director         June 25, 1998        /s/ Jerold H. Rubinstein
                                                                             ----------------------------------


        GILBERT N. SEGEL               Director         June 25, 1998        /s/ Gilbert N. Segel
                                                                             ----------------------------------