Form 10-Q/A
period 1998-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1998-07-01
CIK 890821

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------
                                   FORM 10-QA
                        --------------------------------

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
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 March 31,          December 31,
                                                                   1998                 1997
                                                               ------------         ------------
                                                               (unaudited)
Current Assets:
     Cash and Cash Equivalents                                 $    151,043         $    577,413
     Accounts Receivable, net                                       672,736              911,505
     Employee Advances                                               52,274               59,086
     Inventory                                                       91,300               93,250
     Prepaid Expenses and Deposits                                  195,874              135,702
     Deferred Transaction Costs                                     182,294              146,529
                                                               ------------         ------------
                                                                  1,345,521            1,923,485

Property and Equipment, net                                         550,668              586,961
Intangibles, Net                                                    719,347              654,668

Total Assets                                                   $  2,615,536         $  3,165,114
                                                               ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Line of Credit Payable                               $         --         $    400,000
     Notes Payable                                                   58,544               64,272
     Accounts Payable                                               747,151              651,376
     Accrued Liabilities                                             44,445               79,140
     Accrued Wages and Benefits                                     350,980              332,713
     Due to Related Parties                                         762,500              112,500
                                                               ------------         ------------
         Total Current Liabilities                                1,963,620            1,640,001

Shareholders' Equity:
     Preferred shares, $.01 par value, 1,000,000 shares
        authorized, no shares issued or outstanding                      --                   --
     Common shares, $.01 par value, 50,000,000 shares
        authorized, 21,423,345 and 21,410,012 shares
        issued and outstanding at March 31, 1998 and
        December 31, 1997, respectively                             214,233              214,100
     Additional Paid-In Capital                                  41,528,772           41,481,890
     Accumulated Deficit                                        (41,091,089)         (40,170,877)
                                                               ------------         ------------
         Total Shareholders' Equity                                 651,916            1,525,113

                                                               $  2,615,536         $  3,165,114
                                                               ============         ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                For the Three Month Period
                                                    Ended March 31,
                                           ---------------------------------
                                               1998                 1997
                                           ------------         ------------
Revenues:

  Royalty Revenues                         $    516,344         $    397,715
  Product Revenues                                7,065              120,747
                                           ------------         ------------
                                                523,409              518,462

Cost of Revenues                                 20,359               64,255
                                           ------------         ------------
Gross Profit                                    503,050              454,206

Operating Expenses:
  General and Administrative                    440,122              573,098
  Research and Development                      599,537              568,829
  Sales and Marketing                           361,473              341,358
                                           ------------         ------------
                                              1,401,132            1,483,285
                                           ------------         ------------

Operating Loss                                 (898,082)          (1,029,079)

Interest Income                                   1,079               17,624
Interest Expense                                (12,057)              (4,320)
Other Expense, net                                   --               (8,166)
                                           ------------         ------------
                                                (10,978)               5,138
                                           ------------         ------------

Loss Before Income Taxes                       (909,060)          (1,023,940)

Income Taxes                                    (11,152)              (2,898)

Net Loss                                   $   (920,212)        $ (1,026,839)
                                           ============         ============
Basic and Diluted Loss Per Share           $      (0.04)        $      (0.05)
                                           ============         ============
Weighted Average Shares Outstanding          21,418,160           19,591,540
                                           ============         ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                            Three Month Period Ended
                                                                   March 31,
                                                         -------------------------------
                                                            1998                 1997
                                                         -----------         -----------
Cash flows from operating activities:
   Net Loss                                              $  (920,212)        $(1,026,839)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and Amortization                              58,074              56,857
   Options Issued for Services                                34,311                  --
Net change in Assets and Liabilities:
   Accounts Receivable and Employee Advances                 245,581               9,836
   Inventory                                                   1,950              56,685
   Prepaid Expenses and Deposits                             (60,172)             87,542
   Other Assets                                              (35,765)                 --
   Accounts Payable                                           95,775            (147,488)
   Accrued Liabilities                                       (16,428)            (86,246)
                                                         -----------         -----------
Net Cash Used In Operating Activities                       (596,886)         (1,049,653)
                                                         -----------         -----------
Cash Flows from Investing Activities:
   Purchase of Property and Equipment                        (12,880)            (86,000)
   Increase in Intangible Assets                             (73,580)            (47,258)
                                                         -----------         -----------
Net Cash Used in Investing Activities                        (86,460)           (133,258)
                                                         -----------         -----------
Cash flows from Financing Activities:
   Issuance of Common Shares, net                                 --           1,966,144
   Exercise of Options                                        12,704              20,741
   Issuance of Related Party Payable                         650,000                  --
   Repayment of Bank Line of Credit                         (400,000)                 --
   Repayment of Notes Payable                                 (5,728)             (2,336)
                                                         -----------         -----------
Net Cash Provided by Financing Activities                    256,976           1,984,549
                                                         -----------         -----------
Increase (Decrease) in Cash and Cash Equivalents            (426,370)            801,638

Cash and Cash Equivalents, Beginning of Period               577,413           1,587,395
                                                         -----------         -----------

Cash and Cash Equivalents, End of Period                 $   151,043         $ 2,389,033
                                                         ===========         ===========

Supplemental Schedule of Non-Cash Investing
   and Financing Activities:
  Capital Expenditures Financed by
   Lease Obligations and Notes Payable                   $        --         $    59,000
                                                         ===========         ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the period for:
   Interest                                              $    12,057         $     4,320
   Income Taxes                                               11,152               2,898
                                                         ===========         ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                             Common Shares
                                   --------------------------------                                                    Total
                                    Number of                              Additional          Accumulated          Shareholders'
                                     shares             Par value        paid-in-capital         Deficit               Equity
                                   ------------        ------------      ---------------       ------------         ------------
Balance, December 31, 1997           21,410,012        $    214,100        $ 41,481,890        $(40,170,877)        $  1,525,113

Options Exercised                        13,333                 133              12,571                  --               12,704
Options Issued for Services                  --                  --              34,311                  --               34,311
Net Loss                                     --                  --                  --            (920,212)            (920,212)

                                   ------------        ------------        ------------        ------------         ------------
Balance, March 31, 1998              21,423,345        $    214,233        $ 41,528,772        $(41,091,089)        $    651,916
                                   ============        ============        ============        ============         ============

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

Revenue Recognition

The Company accrues foundry revenues based on licensee royalty reports, management estimates and reports from third parties. Under the terms of its license agreements, the Company has the right to conduct periodic royalty audits. During the quarter ended March 31, 1998, it exercised this right with regard to a major customer. Based upon the audit results, in the quarter ending March 31, 1998, the Company accrued royalty revenue of $362,750 from this foundry licensees. In addition, the audit findings identified potential underpayments by this licensee relating to 1997, which the Company has not accrued. On June 11, 1998, the Company reached an agreement in principle with this customer which will result in the payment by June 30, 1998 of $350,000 to settle this claim. The Company expects that per unit royalty revenues for the second quarter of 1998 will be significantly lower than per unit royalty revenues recognized in the first quarter of 1998. This would be exclusive of any royalty revenues generated from advances on any new licensing transactions consummated in the second quarter.

Research and Development Expenditures

The Company expenses research and development expenditures as incurred.

(3)      LOSS PER SHARE

The following table presents options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 1998 and 1997 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                            1998             1997
                          ---------        ---------
          Options         2,010,070        1,070,070
          Warrants          959,750          834,750
                          ---------        ---------
                          2,968,820        1,904,820
                          =========        =========

(4)      COMPREHENSIVE INCOME

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

(5)      SEGMENT REPORTING

The following table presents information about reported segment losses and segment assets as of and for the three month periods ended March 31, 1998 and 1997.

                                                     1998                                              1997
                                 ---------------------------------------------      ---------------------------------------------

                                                                    SEGMENT                                             SEGMENT
                                     DPI              MDT             TOTAL             DPI             MDT              TOTAL
                                 -----------      -----------      -----------      -----------      -----------      -----------
      Revenues from External
                   Customers     $   523,409      $        --      $   523,409      $   518,462      $        --      $   518,462

                Segment Loss        (215,259)        (673,882)        (889,141)        (461,568)        (505,785)        (967,353)

              Segment Assets       1,321,375          854,885        2,176,260        1,698,660          607,850        2,306,510

The following is a reconciliation of reportable segment loss to the Company's consolidated totals.

          LOSS:                                          1998                  1997
                                                      -----------           -----------
          Total Loss for Reportable Segments          $  (889,141)          $  (967,353)
          Other Corporate Expenses                        (31,071)              (59,486)
                                                      -----------           -----------
          Consolidated Total                          $  (920,212)          $(1,026,839)
                                                      ===========           ===========

(6)      MAJOR CUSTOMERS

A substantial portion of the Company's licensing revenues are derived primarily from running royalties based on usage and include revenues from three major customers. The following customers comprised greater than 10% of total revenues during the three months ended March 31, 1998 and 1997:

                                 1998            1997
                              -----------     -----------
             Customer A          63%             26%
             Customer B          16%             16%
             Customer C           5%             18%
             Customer D           2%             12%

(7)       CONTINGENCIES

Legal

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


(8)      SUBSEQUENT EVENT

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


                                                            March 31, 1998
                                                    --------------------------------
                                                    As Reported          Pro Forma
                                                    -----------          -----------
            Assets:
              Cash and Cash Equivalents             $   151,043          $ 2,851,043

            Shareholder's Equity:
              Convertible Preferred Stock,
                $.01 par value                               --                  600
              Additional Paid in Capital             41,528,772           44,228,172

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

Gross profit increased from $454,000 (88% of revenues) for the three-month period ended March 31, 1997, to $503,000, (96% of revenues) in the current period in 1998, an increase of 11%. Gross profit and increased due to the increase in revenue as well as the shift in product mix to royalty revenues, which provide a higher margin than product revenues.

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

       RESEARCH AND DEVELOPMENT

Research and Development costs increased from $569,000 for the three-month period ended March 31, 1997 to $600,000 for the current period in 1998 an increase of 5%. The increase in research and development expense was due to the increased investment in MDT's research and development activity particularly for prototypes of the MultiDisc eXpandable Network Server, XNSTM technology partially offset by efficiencies in focusing research and development at DPI.

MDT, which began operations on June 24, 1996, represented approximately 71% or $427,000 of the total research and development costs of $600,000 for the three-month period ended March 31, 1998. In addition, the Company continued efforts to identify, validate, and develop new products at DPI. Specific engineering efforts were directed toward porting support of N-2-2(TM) - Digital Virtual Surround technologies to current and potential licensees during the quarter and toward an advanced version of enCompass(TM), an interactive, real-time 3-D audio positioning technology.

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

The Company continues to have no material long-term obligations and has no present commitments or agreements which would require any long-term debt or obligations to be incurred. The Company owed $112,500 to related parties as of March 31, 1998 and at December 31, 1997.

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

Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or (y) on the effective date of this Registration (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for the Company's Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of the Company's Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of the Company's Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock, shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred twenty (120) days and prior to one hundred forty-nine days of first issuance of the Series A Preferred Stock; and shall be equal to twenty percent (20%) if the Conversion Rights are exercised after one hundred fifty (150) days from first issuance of the Series A Preferred Stock. The time periods are adjusted in the event that a Registration Statement becomes effective prior to the 90th day and the applicable Conversion Discount shall increase by five percent (5%) if the Company is de-listed on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion.

The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with EITF Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital.

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


ITEM 5.        OTHER INFORMATION

None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8K

(a)            21.1     Schedule of Subsidiaries of the Company

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

Dated:  June 25, 1998


                                        SPATIALIZER AUDIO LABORATORIES, INC.
                                        (REGISTRANT)


                                          /s/ STEVEN D. GERSHICK
                                        ----------------------------------------
                                          STEVEN D. GERSHICK
                                          President & Chief Executive Officer


                                          /s/ HENRY R. MANDELL
                                        ----------------------------------------
                                          HENRY R. MANDELL
                                          Senior Vice President, Finance
                                          Chief Financial Officer