Form 10-Q
period 1998-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1998-08-14
CIK 890821

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                      FOR THE PERIOD ENDED: JUNE 30, 1998

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 33-90532

                      SPATIALIZER AUDIO LABORATORIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-4484725
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

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

                               Yes [X]     No [ ]

     As of August 14, 1998 there were 21,653,668 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JUNE 30,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
Current Assets:
  Cash and Cash Equivalents.................................  $    619,260    $    577,413
  Accounts Receivable, net..................................     1,160,611         911,505
  Employee Advances.........................................        29,312          59,086
  Inventory.................................................       100,944          93,250
  Prepaid Expenses and Deposits.............................       194,450         135,702
  Deferred Transaction Costs................................       185,701         146,529
                                                              ------------    ------------
Total Current Assets........................................     2,290,278       1,923,485
Property and Equipment, net.................................       528,408         586,961
Capitalized Patent and Technology Costs, net................       808,223         654,668
                                                              ------------    ------------
Total Assets................................................  $  3,626,909    $  3,165,114
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Bank Line of Credit Payable...............................  $         --    $    400,000
  Notes Payable.............................................        52,639          64,272
  Accounts Payable..........................................       311,254         651,376
  Accrued Liabilities.......................................        87,954          79,140
  Accrued Wages and Benefits................................       176,193         332,713
  Due to Related Parties....................................       762,500         112,500
                                                              ------------    ------------
Total Current Liabilities...................................     1,390,540       1,640,001
Shareholders' Equity:
  Series A, 7% Convertible Preferred shares, $.01 par value,
     100,000 shares authorized, 60,000 and 0 shares issued
     and outstanding at June 30, 1998 and December 31, 1997,
     respectively...........................................           600              --
  Common shares, $.01 par value, 50,000,000 shares
     authorized, 21,442,345 and 21,410,012 shares issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively...........................................       214,423         214,100
  Additional Paid-In Capital................................    44,204,768      41,481,890
  Accumulated Deficit.......................................   (42,183,422)    (40,170,877)
                                                              ------------    ------------
Total Shareholders' Equity..................................     2,236,369       1,525,113
                                                              ------------    ------------
                                                              $  3,626,909    $  3,165,114
                                                              ============    ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                       FOR THE THREE MONTH PERIOD ENDED     FOR THE SIX MONTH PERIOD ENDED
                                       ---------------------------------    ------------------------------
                                          JUNE 30,           JUNE 30,         JUNE 30,         JUNE 30,
                                            1998               1997             1998             1997
                                       --------------     --------------    -------------    -------------
Revenues:
  License Revenues...................   $   605,000        $   120,000       $   605,000      $   120,000
  Royalty Revenues...................         8,938            291,828           525,282          689,542
  Product Development Revenues.......        50,000                 --            50,000               --
  Product Revenues...................        10,639            165,041            17,704          285,788
                                        -----------        -----------       -----------      -----------
                                            674,577            576,869         1,197,986        1,095,330
Cost of Revenues.....................         9,931            122,986            30,290          187,242
                                        -----------        -----------       -----------      -----------
Gross Profit.........................       664,646            453,883         1,167,696          908,088
Operating Expenses:
  General and Administrative.........       727,329            535,457         1,167,451        1,108,555
  Research and Development...........       563,970            810,237         1,163,507        1,379,064
  Sales and Marketing................       452,026            278,526           813,499          619,884
                                        -----------        -----------       -----------      -----------
                                          1,743,325          1,624,220         3,144,457        3,107,503
                                        -----------        -----------       -----------      -----------
Operating Loss.......................    (1,078,679)        (1,170,337)       (1,976,761)      (2,199,415)
Interest Income......................        14,056             22,233            15,135           31,692
Interest Expense.....................       (18,482)            (5,299)          (30,539)          (9,619)
                                        -----------        -----------       -----------      -----------
                                             (4,426)            16,934           (15,404)          22,073
                                        -----------        -----------       -----------      -----------
Loss Before Income Taxes.............    (1,083,105)        (1,153,403)       (1,992,165)      (2,177,342)
Income Taxes.........................        (9,228)           (17,602)          (20,380)         (20,500)
                                        -----------        -----------       -----------      -----------
Net Loss.............................   $(1,092,333)       $(1,171,005)      $(2,012,545)     $(2,197,842)
                                        ===========        ===========       ===========      ===========
Basic and Diluted Loss Per Share.....   $     (0.07)       $     (0.06)      $     (0.11)     $     (0.11)
                                        ===========        ===========       ===========      ===========
Weighted Average Shares
  Outstanding........................    21,439,422         20,806,429        21,428,850       20,202,341
                                        ===========        ===========       ===========      ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Cash flows from operating activities:
  Net Loss..................................................  $(2,012,545)   $(2,197,842)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and Amortization.............................      116,562        120,660
  Options Issued for Services...............................       56,954             --
Net change in Assets and Liabilities:
  Accounts Receivable and Employee Advances.................     (219,332)        81,973
  Inventory.................................................       (7,694)       166,787
  Prepaid Expenses and Deposits.............................      (58,748)       107,067
  Deferred Transaction Costs................................      (39,172)            --
  Accounts Payable..........................................     (340,122)      (146,318)
  Accrued Liabilities.......................................     (147,706)       (91,825)
                                                              -----------    -----------
Net Cash Used In Operating Activities.......................   (2,651,803)    (1,959,498)
                                                              -----------    -----------
Cash Flows from Investing Activities:
  Purchase of Property and Equipment........................      (39,399)      (171,511)
  Increase in Capitalized Patent and Technology Costs.......     (172,165)       (69,062)
                                                              -----------    -----------
Net Cash Used in Investing Activities.......................     (211,564)      (240,573)
                                                              -----------    -----------
Cash flows from Financing Activities:
  Issuance of Preferred Shares, Net.........................    2,620,893             --
  Issuance of Common Shares, Net............................           --      1,966,144
  Exercise of Options.......................................       12,704         20,741
  Exercise of Warrants......................................       33,250             --
  Issuance of Notes Payable.................................           --         59,532
  Issuance of Related Party Payable.........................      650,000             --
  Repayment of Bank Line of Credit..........................     (400,000)            --
  Repayment of Notes Payable................................      (11,633)        (8,216)
                                                              -----------    -----------
Net Cash Provided by Financing Activities...................    2,905,214      2,038,201
                                                              -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents............       41,847       (161,870)
Cash and Cash Equivalents, Beginning of Period..............      577,413      1,587,395
                                                              -----------    -----------
Cash and Cash Equivalents, End of Period....................  $   619,260    $ 1,425,525
                                                              ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
  Interest..................................................  $    30,539    $     9,619
  Income Taxes..............................................       20,380         20,500
                                                              ===========    ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                 SERIES A, 7%
                                  CONVERTIBLE
                               PREFERRED SHARES          COMMON SHARES
                             ---------------------   ----------------------                                        TOTAL
                             NUMBER OF               NUMBER OF                  ADDITIONAL      ACCUMULATED    SHAREHOLDERS'
                              SHARES     PAR VALUE     SHARES     PAR VALUE   PAID-IN-CAPITAL     DEFICIT         EQUITY
                             ---------   ---------   ----------   ---------   ---------------   ------------   -------------
Balance, December 31,
  1997.....................       --       $ --      21,410,012   $214,100      $41,481,890     $(40,170,877)     1,525,113
Issuance of Preferred
  Shares, Net..............   60,000        600              --         --        2,620,293               --      2,620,893
Options Exercised..........       --         --          13,333        133           12,571               --         12,704
Warrants Exercised.........       --         --          19,000        190           33,060               --         33,250
Options Issued for
  Services.................       --         --              --         --           56,954               --         56,954
Net Loss...................       --         --              --         --               --       (2,012,545)    (2,012,545)
                              ------       ----      ----------   --------      -----------     ------------    -----------
Balance, June 30, 1998.....   60,000       $600      21,442,345   $214,423      $44,204,768     $(42,183,422)   $ 2,236,369
                              ------       ----      ----------   --------      -----------     ------------    -----------

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF BUSINESS

     Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") are in the business of developing and licensing technology.

     The Company's wholly owned subsidiary Desper Products, Inc. ("DPI") is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

     The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") is in the business of developing scaleable, modular compact disc ("CD") and digital versatile disc ("DVD") server technologies associated with a network based CD / DVD server for internet and intranet applications. MDT plans to either license its technology or engage in third party manufacturing arrangements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Accordingly, your attention is directed to footnote disclosures found in the December 31, 1997 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

  Basis of Consolidation

     The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly owned subsidiaries, Desper Products, Inc. and MultiDisc Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     The Company accrues foundry revenues based on licensee royalty reports, management estimates and reports from third parties. At March 31, 1998, the Company accrued $362,750 of royalty revenue from a major customer based on the results of a royalty audit, which was settled in June 1998 for $350,000.

Research and Development Expenditures

     The Company expenses research and development expenditures as incurred.

(3) LOSS PER SHARE

     Loss per share for the three and six months ended June 30, 1998 includes the effect of approximately $262,000 of the beneficial conversion feature of the Series "A", 7% Convertible Preferred Stock as well as dividends in arrears of $43,750 related to the Series "A", 7% Convertible Preferred Stock.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table presents options and warrants to purchase shares of common stock that were outstanding during the six month periods ended June 30, 1998 and 1997 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                                                  1998         1997
                                                ---------    ---------
Options.......................................  1,958,300    1,986,403
Warrants......................................  1,521,750      834,750
                                                ---------    ---------
                                                3,480,050    2,821,153
                                                =========    =========

(4) COMPREHENSIVE INCOME

     The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the three and six-month periods ended June 30, 1998 and 1997. As a result, comprehensive loss is the same as the net loss for the three and six-month periods ended June 30, 1998 and 1997.

(5) SEGMENT REPORTING

     The following table presents information about reported segment losses and segment assets as of and for the six-month periods ended June 30, 1998 and 1997.

                                         1998                                     1997
                        --------------------------------------   --------------------------------------
                                                     SEGMENT                                  SEGMENT
                           DPI           MDT          TOTAL         DPI           MDT          TOTAL
                        ----------   -----------   -----------   ----------   -----------   -----------
Revenues from External
  Customers...........  $1,147,986   $    50,000   $ 1,197,986   $1,095,330   $        --   $ 1,095,330
  Segment Loss........    (460,869)   (1,368,488)   (1,849,357)    (537,025)   (1,233,406)   (1,770,431)
  Segment Assets......   1,826,008       856,152     2,682,160    1,409,008       732,531     2,141,539

     The following is a reconciliation of reportable segment loss to the Company's consolidated totals.

                                               1998           1997
                                            -----------    -----------
Loss:
  Total Loss for Reportable Segments......  $(1,849,357)   $(1,770,431)
  Other Corporate Expenses................     (163,188)      (427,411)
                                            -----------    -----------
Consolidated Total........................  $(2,012,545)   $(2,197,842)
                                            ===========    ===========

(6) MAJOR CUSTOMERS

     A substantial portion of the Company's licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the six months ended June 30, 1998 and 1997:

                                                         1998    1997
                                                         ----    ----
Customer A.............................................   76%     30%

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

(8) SALE OF PREFERRED STOCK

     On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at June 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued to investors and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of June 30, 1998, $1 million of the remaining $2 million of the funding was due but had not yet been received.

     Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or
(y) on the effective date of a Form S-3 Registration Statement (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for the Company's Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of the Company's Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of the Company's Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock and shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred (120) days and prior to one hundred forty-nine (149) days of first issuance of the Series A Preferred

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock. The applicable Conversion Discount increases by five percent (5%) if the Company is de-listed on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion.

     The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At June 30, 1998, dividends in arrears were $43,750.

     In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This form 10-Q contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

REVENUES

     Revenue increased to $675,000 in the three months ended June 30, 1998 from $577,000 in the comparable period last year, an increase of 17%. Revenue in the six-months ended June 30, 1998 increased to $1,198,000 from $1,095,000 in the comparable period last year, an increase of 9%. Revenues include licensing and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs, product development and evaluation fees at MultiDisc Technologies, Inc. and sales of professional recording systems and consumer products. The increase in revenue results primarily from the signing of new technology license agreements or extensions, partially offset by decreases in recurring royalties for the licensing of the Spatializer technologies and on chip foundry sales incorporating the usage of Spatializer(R) advanced audio solutions by the Company's licensees, reflecting weakness in the Asian Market. The Company recognized revenue of $50,000 in its MultiDisc Technologies, Inc. subsidiary in the three months ended June 30, 1998. This comprises product development revenue and represents the first ever revenue generated by MultiDisc Technologies, Inc.

     Desper Products, Inc.'s licensing and royalty revenues increased to $614,000 and $1,130,000 in the three and six months ended June 30, 1998, from $412,000 and $810,000 in the comparable periods last year, increases of 49% and 40%, respectively.

     In addition, there were negligible product sales in the three and six months ended June 30, 1998 as compared with the same periods in 1997. The Company made the decision in late 1997 to discontinue sales of hardware products in order to focus its efforts on licensing and software-only products. Product sales for the three months ended June 30, 1998 were $11,000 as compared to $165,000 for the comparable period last year. Product sales for the six months ended June 30, 1998 were $18,000 as compared to $286,000 for the comparable period last year.

GROSS PROFIT

     Gross profit increased to $665,000 (99% of revenue) in the three months ended June 30, 1998 from $454,000 (79% of revenue) in the comparable period last year, an increase of 46%. Gross profit for the six-months ended June 30, 1998 increased to $1,168,000 (97% of revenue) from $908,000 (83% of revenue) in the comparable period last year, an increase of 29%. Gross profit increased due to the increase in revenue as well as the shift in product mix to licensing revenues, which provide a higher margin than product revenues.

OPERATING EXPENSES

     Operating expenses increased to $1,743,000 (258% of revenue) in the three months ended June 30, 1998 from $1,624,000 (281% of revenue) in the comparable period last year, an increase of 7%. Operating expenses in the six-months ended June 30, 1998 increased to $3,144,000 (262% of revenue) from $3,108,000 (284% of revenue) in the comparable period last year, an increase of 1%. The increase in operating expenses for the three months ended June 30, 1998 results primarily from increased general and administrative and sales and marketing expenses partially offset by lower research and development expenses. The decrease in operating expenses as a percentage of sales in the three and six months ended June 30, 1998 result from revenue growth outpacing overhead growth.

  General and Administrative

     General and administrative expenses increased to $727,000 (108% of revenue) in the three months ended June 30, 1998 from $535,000 (93% of revenue) in the comparable period last year, an increase of 36%.

General and administrative expenses increased to $1,167,000 (97% of revenue) in the six-months ended June 30, 1998 from $1,109,000 (101% of revenue) in the comparable period last year, an increase of 5%. The increase in general and administrative expense result from staffing of key executive positions and related expenses in 1998 that were vacant in the prior comparable period.

  Research and Development

     Research and Development expenses decreased to $564,000 (84% of revenue) in the three months ended June 30, 1998 from $810,000 (140% of revenue) in the comparable period last year, a decrease of 30%. Research and Development expenses decreased to $1,164,000 (97% of revenue) in the six-months ended June 30, 1998 from $1,379,000 (126% of revenue) in the comparable period last year, a decrease of 16%. The decrease in research and development in the three and six month periods result from lower research and development expenditures for prototypes of the MultiDisc eXpandable Network Server and XNSTM technology required in the current period compared to the prior year as well as efficiencies in research and development activities at Desper Products Inc.

     MultiDisc Technologies, Inc., which began operations on June 24, 1996, represented approximately 69% or $391,000 of the total research and development costs of $564,000 for the three-month period ended June 30, 1998. The balance was applied to the Company's continued efforts to identify, validate, and develop new products at Desper Products Inc. Specific engineering efforts were directed toward porting support of N-2-2(TM) -- Digital Virtual Surround technologies to current and potential licensees during the quarter and toward an advanced version of enCompass(TM), the Company's interactive, real-time 3-D audio positioning technology.

  Sales and Marketing

     Sales and marketing expenses increased to $452,000 (67% of revenue) in the three months ended June 30, 1998 from $279,000 (48% of revenue) in the comparable period last year, an increase of 62%. Sales and marketing expenses increased to $813,000 (68% of revenue) in the six-months ended June 30, 1998 from $620,000 (57% of revenue) in the comparable period last year, an increase of 31%. The increase is attributed to the hiring of additional sales executives at Desper Products Inc., and the initiation of marketing activity at MultiDisc Technologies, Inc. as it enters its next phase of development.

NET LOSS

     Net loss declined to $1,092,000 (162% of revenues) in the three months ended June 30, 1998 from $1,171,000 (203% of revenues) in the comparable period last year, a decrease of 7%. Net loss decreased to $2,013,000 (168% of revenue) in the six-months ended June 30, 1998 from $2,198,000 (201% of revenue) in the comparable period last year, a decrease of 8%. The decreased net loss for the three and six month period, is primarily a result of the increase in gross profit, partially offset by increases in operating expenses. The increase in loss per share resulted from the beneficial conversion discount on the issuance of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had $619,000 in cash and cash equivalents as compared to $577,000 at December 31, 1997. The increase in cash and cash equivalents is attributed to net proceeds of $2,620,893 from the sale of preferred stock on April 14, 1998 and proceeds from a $650,000 related party note payable partially offset by the repayment of $400,000 of borrowings on a bank line of credit and cash used for research and development at MDT on the Modular Scalable Storage Library and cash used in other operating activities. The Company had working capital of $900,000 at June 30, 1998 as compared with working capital of $283,000 at December 31, 1997. The Company's future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers' ("OEM") royalties, common and/or preferred stock issuances including warrant and option exercises, through venture and/or strategic investors or product development revenues of MDT. At June 30, 1998 the Company had six Foundry licensees, seventy-two OEM Licensees and eight authorized customers for its audio signal processing business as compared with five Foundry licensees and sixty-two OEM Licensees and fourteen authorized customers at December 31, 1997. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements, which should generate additional cash flow without imposing any substantial costs on the Company.

     The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $762,500 to related parties as of June 30, 1998 and $112,500 at December 31, 1997.

     On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at June 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of June 30, 1998, $1 million of the remaining $2 million of the funding was due but had not yet been received.

     Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or
(y) on the effective date of this Registration (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for the Company's Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of the Company's Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of the Company's Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock, shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred (120) days and prior to one hundred forty-nine (149) days of first issuance of the Series A Preferred Stock. The applicable Conversion Discount increases by five percent (5%) if the Company is de-listed on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion.

     The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with EITF Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At June 30, 1998, dividends in arrears were $43,750.

     In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology.

     Funds generated by these financing activities as well as cash generated from the Company's existing operations is expected to be sufficient for the Company to meet its operating obligations and the anticipated additional research, development, and commercial prototype cost for the MultiDisc business during the next twelve months. However, there are currently no firm commitments from outside parties to provide any additional debt or equity financing. If the remaining $2 million of the $5 million private placement and the separate MultiDisc funding requirement, set at a $4 - 6 million is not completed, the Company will require additional capital, and will need to identify other debt, equity or strategic investment sources to complete the research, development and commercial introduction of the MultiDisc CD/DVD server technology and for marketing costs related to such activities. If the Company is unsuccessful in completing these fundings, it will have to modify or delay the timing of the additional MultiDisc development and marketing activities and the ability of the Company to meet its immediate operating needs will be materially adversely impacted.

     The Company has responded to an inquiry from NASDAQ and confirmed that based on the April 14, 1998 financing and its option to request shareholder approval to effect a reverse stock split which has not been approved yet, the Company believes it can continue to meet the requirements for its continued listing on the NASDAQ Small Cap Market.

YEAR 2000

     The Company is aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. The Company is addressing this contingency with its computer consultants and is currently upgrading its software programs, the cost of which is expected to be no more than $15,000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Form 10-K for the year ended December 31, 1997 with respect to the Company's litigation with QSound Labs, Inc. No material developments in such litigation occurred during the three-month period ended June 30, 1998.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the first quarter of the fiscal year ending December 31, 1998.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

          (a) 3.3 Amended Certificate of Designation of Series A Preferred Stock (Incorporated by reference to the Company's Form S-3 (Registration Number 333-52863) filed with the Securities and Exchange Commission on May 15, 1998

          (b) 21.1 Schedule of Subsidiaries of the Company

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 1998                    SPATIALIZER AUDIO LABORATORIES, INC.
                                          (Registrant)

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