Form 10-Q
period 1998-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1998-11-16
CIK 890821

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

         For the period ended:  SEPTEMBER 30, 1998

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

                              YES  [X]                     NO  ___

As of November 10, 1998 there were 24,165,286 shares of the Registrant's Common Stock outstanding.


================================================================================

     PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   1998               1997
                                                                -----------        -----------
                                                                (unaudited)
Current Assets:
     Cash and Cash Equivalents                                    $ 257,777          $ 577,413
     Accounts Receivable, net                                       621,809            911,505
     Employee Advances                                               18,966             59,086
     Inventory                                                      100,482             93,250
     Prepaid Expenses and Deposits                                  222,174            135,702
     Deferred Transaction Costs                                     217,586            146,529
                                                                -----------        -----------
Total Current Assets                                              1,438,794          1,923,485

Property and Equipment, net                                         486,821            586,961
Capitalized Patent and Technology Costs, net                        831,653            654,668
                                                                -----------        -----------

Total Assets                                                    $ 2,757,268        $ 3,165,114
                                                                ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Line of Credit Payable                                  $ 120,000          $ 400,000
     Notes Payable                                                  166,632             64,272
     Accounts Payable                                               364,623            651,376
     Accrued Liabilities                                             85,826             79,140
     Accrued Wages and Benefits                                     155,941            332,713
     Due to Related Parties                                         762,500            112,500
                                                                -----------        -----------
Total Current Liabilities                                         1,655,522          1,640,001

Shareholders' Equity:
     Series A, 7% Convertible Preferred shares, $.01 par
        value, 1,000,000 shares authorized, 57,400 and 0
        shares issued and outstanding at September 30,
        1998 and December 31, 1997, respectively                        574                -
     Common shares, $.01 par value, 50,000,000 shares
        authorized, 22,069,652 and 21,410,012 shares
        issued and outstanding at September 30, 1998 and
        December 31, 1997, respectively                             220,696            214,100
     Additional Paid-In Capital                                  44,188,178         41,481,890
     Accumulated Deficit                                        (43,307,702)       (40,170,877)
                                                                -----------        -----------
Total Shareholders' Equity                                        1,101,746          1,525,113
                                                                -----------        -----------

                                                                $ 2,757,268        $ 3,165,114
                                                                ===========        ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             FOR THE THREE MONTH PERIOD ENDED            FOR THE NINE MONTH PERIOD ENDED
                                          ------------------------------------         ----------------------------------
                                          SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,
                                                1998                   1997                  1998                 1997
                                          -------------          -------------         -------------        -------------
Revenues:
  License Revenues                            $ 55,000              $ 778,971             $ 955,322           $ 898,971
  Royalty Revenues                             336,120                 26,911               566,127             716,453
  Product Development Revenues                       -                      -                50,000                   -
  Product Revenues                                (739)                27,000                16,918             312,788
                                          ------------             ----------          ------------        ------------
                                               390,381                832,882             1,588,367           1,928,212

Cost of Revenues                                 5,556                 36,261                35,846             223,502
                                          ------------             ----------          ------------        ------------
Gross Profit                                   384,825                796,621             1,552,521           1,704,710

Operating Expenses:
  General and Administrative                   655,725                458,236             1,823,176           1,566,791
  Research and Development                     610,948                775,166             1,774,455           2,154,231
  Sales and Marketing                          213,342                211,519             1,026,841             831,403
                                          ------------             ----------          ------------        ------------
                                             1,480,015              1,444,921             4,624,472           4,552,425
                                          ------------             ----------          ------------        ------------

Operating Loss                              (1,095,190)              (648,300)           (3,071,951)         (2,847,715)

Interest and Other Income                       10,283                 11,645                25,418              43,337
Interest and Other Expense                     (31,317)                (6,028)              (61,856)            (15,647)
                                          ------------             ----------          ------------        ------------
                                               (21,034)                 5,617               (36,438)             27,690
                                          ------------             ----------          ------------        ------------

Loss Before Income Taxes                    (1,116,224)              (642,683)           (3,108,389)         (2,820,025)

Income Taxes                                    (8,056)               (18,752)              (28,436)            (39,252)
                                          ------------             ----------          ------------        ------------

Net Loss                                  $ (1,124,280)            $ (661,435)         $ (3,136,825)       $ (2,859,277)
                                          ============             ==========          ============        ============

Basic and Diluted Loss Per Share               $ (0.05)               $ (0.03)              $ (0.14)            $ (0.14)
                                          ============             ==========          ============        ============

Weighted Average Shares
   Outstanding                              22,069,652             20,807,516            22,056,157          20,406,282
                                          ============             ==========          ============        ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                         -----------------------------------
                                                                              1998                   1997
                                                                         ------------           ------------
Cash flows from operating activities:
      Net Loss                                                           $ (3,136,825)          $ (2,859,277)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and Amortization                                           129,789                211,625
      Options Issued for Services                                              56,954                      -
Net change in Assets and Liabilities:
      Accounts Receivable and Employee Advances                               329,816                (13,114)
      Inventory                                                                (7,232)               195,668
      Prepaid Expenses and Deposits                                           (86,472)                97,141
      Deferred Transaction Costs                                              (71,057)                     -
      Accounts Payable                                                       (166,753)               (22,663)
      Other Assets                                                                  -                 (1,821)
      Accrued Liabilities                                                    (170,086)              (147,430)
                                                                         ------------           ------------
Net Cash Used In Operating Activities                                      (3,121,866)            (2,539,871)
Cash Flows from Investing Activities:
      Purchase of Property and Equipment                                      (29,649)              (179,633)
      Increase in Capitalized Patent and Technology Costs                    (176,985)              (147,837)
                                                                         ------------           ------------
Net Cash Used in Investing Activities                                        (206,634)              (327,470)
                                                                         ------------           ------------
Cash flows from Financing Activities:
      Issuance of Preferred Shares, Net                                     2,610,874                      -
      Issuance of Common Shares, Net                                                -              2,004,125
      Exercise of Options                                                      12,571                      -
      Exercise of Warrants                                                     33,060                      -
      Issuance of Notes Payable                                               120,000                 59,532
      Issuance of Related Party Payable                                       650,000                      -
      Repayment of Bank Line of Credit                                       (400,000)                     -
      Repayment of Notes Payable                                              (17,640)               (13,508)
                                                                         ------------           ------------
Net Cash Provided by Financing Activities                                   3,008,865              2,050,149
                                                                         ------------           ------------
Increase (Decrease) in Cash and Cash Equivalents                             (319,635)              (817,192)

Cash and Cash Equivalents, Beginning of Period                                577,413              1,587,395
                                                                         ------------           ------------

Cash and Cash Equivalents, End of Period                                 $    257,778           $    770,203
                                                                         ============           ============

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
      Interest                                                           $     51,690           $     15,647
      Income Taxes                                                             28,435                 39,252
                                                                         ------------           ------------

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                   SERIES A, 7% CONVERTIBLE
                                      PREFERRED SHARES           COMMON SHARES
                                   ------------------------      -------------
                                     NUMBER OF                    NUMBER OF                    ADDITIONAL
                                      SHARES      PAR VALUE         SHARES       PAR VALUE   PAID-IN-CAPITAL
                                   -----------    ---------       -----------    ---------   ---------------
Balance, December 31, 1997                 -          $ -          21,410,012    $ 214,100      $41,481,890

Issuance of Preferred Shares, Net     60,000          600                   -            -        2,610,874
Options Exercised                          -            -              13,333          133           12,571
Warrants Exercised                         -            -              19,000          190           33,060
Options Issued for Services                -            -                   -            -           56,030
Conversion of Preferred Shares, Net   (2,600)         (26)            627,307        6,273           (6,247)
Net Loss                                   -            -                   -            -                -

                                      ------        -----          ----------    ---------      -----------
Balance, September 30, 1998           57,400        $ 574          22,069,652    $ 220,696      $44,188,178
                                      ======        =====          ==========    =========      ===========


                                                             TOTAL
                                        ACCUMULATED      SHAREHOLDERS'
                                          DEFICIT           EQUITY
                                       -------------     -------------
Balance, December 31, 1997             $ (40,170,877)       1,525,113

Issuance of Preferred Shares, Net                  -        2,611,474
Options Exercised                                  -           12,704
Warrants Exercised                                 -           33,250
Options Issued for Services                        -           56,030
Conversion of Preferred Shares, Net                -                -
Net Loss                                  (3,136,825)      (3,136,825)

                                       -------------      -----------
Balance, September 30, 1998            $ (43,307,702)     $ 1,101,746
                                       =============      ===========

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

(3)      LOSS PER SHARE

Loss per share for the three and nine months ended September 30, 1998 includes the effect of approximately $262,000 of the beneficial conversion feature of the Series "A", 7% Convertible Preferred Stock as well as dividends in arrears of $96,250 related to the Series "A", 7% Convertible Preferred Stock.

The following table presents options and warrants to purchase shares of common stock that were outstanding during the nine month periods ended September 30, 1998 and 1997 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                                          1998               1997
                                      --------------     --------------
         Options                          2,008,300          2,051,403
         Warrants                         1,521,750            834,750
                                      --------------     --------------
                                          3,530,050          2,886,153
                                      ==============     ==============

(4)      COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the three-month and nine month periods ended September 30, 1998 and 1997. As a result, comprehensive loss is the same as the net loss for the three-month and nine-month periods ended September 30, 1998 and 1997.

(5)      SEGMENT REPORTING

The following table presents information about reported segment losses and segment assets as of and for the nine-month periods ended September 30, 1998 and 1997.

                                                            1998                                          1997
                                      ---------------------------------------------------------------------------------------------
                                                                           SEGMENT                                      SEGMENT
                                            DPI              MDT            TOTAL          DPI            MDT            TOTAL
                                      ---------------------------------------------------------------------------------------------
    Revenues from External Customers    $ 1,538,367     $      50,000   $ 1,588,367   $ 1,928,212    $        -      $ 1,928,212

                        Segment Loss       (764,218)       (2,097,547)   (2,861,765)     (283,379)     (1,964,491)    (2,247,870)

                      Segment Assets      1,259,685           877,654     2,137,339     1,524,832         724,965      2,249,797

The following is a reconciliation of reportable segment loss to the Company's consolidated totals.

           LOSS:                                                 1998                    1997
                                                            --------------          --------------
           Total Loss for Reportable Segments               $   (2,861,765)         $   (2,247,870)
           Other Corporate Expenses                               (275,060)               (611,407)
                                                            --------------          --------------
           Consolidated Total                               $   (3,136,825)         $   (2,859,277)
                                                            ==============          ==============

(6)      MAJOR CUSTOMERS

A substantial portion of the Company's licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the nine months ended June 30, 1998 and 1997:

                                                1998            1997
                                             ----------      ----------
                            Customer A          57%             31%
                            Customer B          10%             16%


(7)       CONTINGENCIES

Legal

         On September 18, 1998, the U.S. Court of Appeals upheld U.S. District Court Judge William D. Keller's decision of August 29, 1996 in which the District Court had granted the Company's summary judgment motion in its entirety and denied the motion by QSound in the patent infringement litigation between the Company and QSound. The decision affirmed the District Court's ruling in all aspects and confirmed that Spatializer is entitled to distribute its products free of any infringement claim by QSound. The Company intends to maintain and continue to pursue its counterclaims for damages and for a decision that the QSound patent is invalid.

         In the District Court decision, which was upheld by the Court of Appeals, the District Court had found that the Company's IC (Integrated Circuit) does not infringe the QSound patent and had denied in QSound's motion with respect to infringement. The Company's claim that the QSound patent is invalid was not decided in the summary judgment and, since the issues which the District Court would have been required to consider on the patent invalidity claim are similar to certain issues considered in the infringement claim, QSound was granted the right to immediately appeal the denial of its motion and trial on the invalidity issue was deferred until after that appeal. In substance, the Court of Appeals decision further confirms the Company's position that there is no infringement by the Company's IC of any patent held by QSound and that the claims by QSound were without merit.

(8)       SALE OF PREFERRED STOCK

         On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at September 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of September 30, 1998, $1 million of the remaining $2 million of the funding was due but had not yet been received.

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

         The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At September 30, 1998, dividends in arrears were $96,250.

         In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology. However, as reported by the Company on September 25, 1998, the Company has decided to refocus on the core audio technologies and to properly position the MultiDisc assets for sale. Therefore this financing is not currently being pursued actively.

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

  REVENUES

         Revenue decreased to $390,000 in the three months ended September 30, 1998 from $833,000 in the comparable period last year, a decrease of 53%. Revenue in the nine-months ended September 30, 1998 decreased to $1,588,000 from $1,928,000 in the comparable period last year, a decrease of 18%. Revenues include licensing and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs, product development and evaluation fees at MultiDisc Technologies, Inc. and sales of professional recording systems and consumer products. The decrease in revenue results primarily from decreases in recurring royalties for the licensing of the Spatializer technologies and on chip foundry sales incorporating the usage of Spatializer(R) advanced audio solutions by the Company's licensees, reflecting weakness in the Asian Market, as well as the signing, in the third quarter of 1997, of a multi-year, multi-technology license agreement for which there was no comparable license agreement in the current quarter.

         Desper Products, Inc.'s licensing and royalty revenues decreased to $390,000 and $1,538,000 in the three and nine months ended September 30, 1998, from $833,000 and $1,928,000 in the comparable periods last year, decreases of 53% and 20%, respectively.

         In addition, there were negligible product sales in the three and nine months ended September 30, 1998 as compared with the same periods in 1997. The Company made the decision in late 1997 to discontinue sales of hardware products in order to focus its efforts on licensing and software-only products. Product sales for the three months ended September 30, 1998 were ($1,000) as compared to $27,000 for the comparable period last year. Product sales for the nine months ended September 30, 1998 were $17,000 as compared to $313,000 for the comparable period last year.

  GROSS PROFIT

         Gross profit decreased to $385,000 (99% of revenue) in the three months ended September 30, 1998 from $797,000 (96% of revenue) in the comparable period last year, a decrease of 52%. Gross profit for the nine-months ended September 30, 1998 decreased to $1,553,000 (98% of revenue) from $1,705,000 (88% of revenue) in the comparable period last year, a decrease of 9%. Gross profit decreased due to the decrease in revenue. Gross margin increased due to the shift in product mix to licensing revenues, which provide a higher margin than product revenues.

  OPERATING EXPENSES

         Operating expenses increased to $1,480,000 (379% of revenue) in the three months ended September 30, 1998 from $1,445,000 (173% of revenue) in the comparable period last year, an increase of 2%. Operating expenses in the nine-months ended September 30, 1998 increased to $4,624,000 (291% of revenue) from $4,552,000 (236% of revenue) in the comparable period last year, an increase of 2%. The increase in operating expenses for the three months ended September 30, 1998 results primarily from increased general and administrative and sales and marketing expenses partially offset by lower research and development expenses. The increase in operating expenses as a percentage of sales in the three and nine months ended September 30, 1998 result from the decline in revenue.

General and Administrative

         General and administrative expenses increased to $655,000 (168% of revenue) in the three months ended September 30, 1998 from $458,000 (55% of revenue) in the comparable period last year, an increase of 43%. General and administrative expenses increased to $1,822,000 (115% of revenue) in the nine-months ended September 30, 1998 from $1,567,000 (81% of revenue) in the comparable period last year, an increase of 16%. The increase in general and administrative expense result from staffing of key executive positions and related expenses in 1998 that were vacant in the prior comparable period.

Research and Development

         Research and Development expenses decreased to $610,000 (156% of revenue) in the three months ended September 30, 1998 from $775,000 (93% of revenue) in the comparable period last year, a decrease of 21%. Research and Development expenses decreased to $1,774,000 (112% of revenue) in the nine-months ended September 30, 1998 from $2,154,000 (112% of revenue) in the comparable period last year, a decrease of 18%. The decrease in research and development in the three and nine month periods result from lower research and development expenditures for prototypes of the MultiDisc eXpandable Network Server and XNS technology required in the current period compared to the prior year as well as efficiencies in research and development activities at Desper Products Inc.


Sales and Marketing

         Sales and marketing expenses increased to $215,000 (55% of revenue) in the three months ended September 30, 1998 from $212,000 (25% of revenue) in the comparable period last year, an increase of 1%. Sales and marketing expenses increased to $1,028,000 (65% of revenue) in the nine-months ended September 30, 1998 from $831,000 (43% of revenue) in the comparable period last year, an increase of 24%. The increase is attributed to the hiring of additional sales executives at Desper Products Inc., and the initiation of marketing activity at MultiDisc Technologies, Inc. as it enters its next phase of development.

NET LOSS

         Net loss increased to $1,124,000 (288% of revenues) in the three months ended September 30, 1998 from $661,000 (79% of revenues) in the comparable period last year, an increase of 70%. Net loss increased to $3,137,000 (198% of revenue) in the nine-months ended September 30, 1998 from $2,859,000 (148% of revenue) in the comparable period last year, an increase of 10%. The increased net loss for the three and nine month period is primarily a result of the decrease in revenue and gross profit. The increase in loss per share resulted from the beneficial conversion discount on the issuance of the Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had $258,000 in cash and cash equivalents as compared to $577,000 at December 31, 1997. The decrease in cash and cash equivalents is attributed to: (i) cash used for research and development at MDT on the Modular Scalable Storage Library, (ii) the repayment of $400,000 of borrowings on a bank line of credit and (iii) cash used in other operating activities. This was partially offset by net proceeds of $2,620,893 from the sale of preferred stock on April 14, 1998 and proceeds from a $650,000 related party note payable. The Company had negative working capital of $217,000 at September 30, 1998 as compared with working capital of $283,000 at December 31, 1997. The Company's future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers' ("OEM") royalties, common and/or preferred stock issuances including warrant and option exercises, through venture and/or strategic investors or product development revenues of MDT. At September 30, 1998 the Company had six Foundry licensees, seventy-two OEM Licensees and eight authorized customers for its audio signal processing business as compared with five Foundry licensees and sixty-two OEM Licensees and fourteen authorized customers at December 31, 1997. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements and equity capital, which should generate additional cash flow without imposing any substantial costs on the Company.

         The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $762,500 to related parties as of September 30, 1998 and $112,500 at December 31, 1997.

         On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at September 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of September 30, 1998, $1 million of the remaining $2 million of the funding was due but had not yet been received.

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

         The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with EITF Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At September 30, 1998, dividends in arrears were $96,250.

         In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology. However, as reported by the Company on September 25, 1998, the Company has decided to refocus on the core audio technologies and to properly position the MultiDisc assets for sale. Therefore the financing is not currently being pursued actively.

         On September 25, 1998, the Company announced that its Board of Directors was refocusing the Company's business on the exploitation of its audio technologies, and, as noted above, to properly position the MultiDisc assets for sale. In reaching this decision, the Board of Directors noted that the September 18, 1998 decision by the U.S. Court of Appeals confirming the District Court's grant of a Summary Judgment in favor of the Company and against Qsound was expected to eliminate the negative market perceptions faced by the Company over the last four years. Currently the Company is actively pursuing licensing opportunities, including possible strategic alliances and capital funding opportunities based on its core audio technologies. In reaching its decision of September 25, 1998, the Company indicated that while it recognized the prospects of MultiDisc, the capital investments required to properly commercialize the technology was beyond its current capacity and, therefore, it had made the decision to seek a sale transaction. Effective as of that date, Steven D. Gershick resigned as chief executive officer of the Company and as president of MultiDisc Technologies, Inc., but continues to serve as chairman of the board of the Company. Henry R. Mandell, who joined the Company in March, 1998 as senior vice president finance was designated as interim chief executive officer to oversee all of the corporate activities with support from Kibel Green Issa, Inc. Michael Bolcerek resigned as president of Desper Products, Inc.

         Funds generated from the financing business activities and capital transactions described above, as well as cash generated from the Company's existing operations and the cost reductions being undertaken, are expected to be sufficient for the Company to meet its operation obligations during the next twelve months. However, if the refocus on the audio technologies strategy is not successful, if a strategic alliance including capital funding is not concluded, or if an appropriate transaction is not undertaken with respect to the MultiDisc activities, the ability of the Company to meet its operating needs will be materially adversely affected. As of September 30, 1998, the Company had a negative working capital of $217,000 and, absent continued and improved revenues and successful funding activities, the Company may not be in a position to resolve this deficit.

         The Company has responded to inquiries from NASDAQ and attended a hearing with respect to its continued listing on October 29, 1998 at which time it outlined its strategy for continued listing. A decision is pending.

YEAR 2000

The Company is aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. The Company is addressing this contingency with its computer consultants and is currently upgrading its software programs, the cost of which is expected to be no more than $15,000.

                           PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

On September 18, 1998 the U.S. Court of Appeals for the Federal Circuit issued its decision (97-1135) affirming the decision of the U.S. District Court for the Central District of California (No. CV 94-7276) in which the District Court had granted the Company's Motion for Summary Judgment in its entirety and had denied the Motion by QSound Labs, Inc. ("QSound") in the patent infringement litigation which had been pending between the Company and QSound since 1994. The Court of Appeals decision affirmed the District Court's ruling in all respects, with the effect that it confirmed that the Company is entitled to distribute its products free of any infringement claim by QSound. The Company intends to maintain and continue to pursue its counterclaims for damages and for a determination that the QSound patent is invalid.

ITEM 2.        CHANGES IN SECURITIES

None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the third quarter of the fiscal year ending December 31, 1998.


ITEM 5.        OTHER INFORMATION

None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits -- None

         (b)   Reports on Form 8-K:

                    (i) Report on Form 8-K filed on October 2, 1998; date of events reported - September 25, 1998.

                    (ii) Report on Form 8-K filed on October 27, 1998 to amend Report on Form 8-K filed on October 2, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1998


                                   SPATIALIZER AUDIO LABORATORIES, INC.
                                   (REGISTRANT)


                                   /s/ HENRY R. MANDELL
                                   -----------------------------------
                                   HENRY R. MANDELL
                                   Interim Chief Executive Officer
                                   Chief Financial Officer