Form 10-K405
period 1998-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1999-04-14
CIK 890821

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

                    FOR THE PERIOD ENDED: DECEMBER 31, 1998

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

                       20700 VENTURA BOULEVARD, SUITE 140
                     WOODLAND HILLS, CALIFORNIA 91364-2357
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: (818) 227-3370
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at April 2, 1999 was approximately $1,726,647.66.

     As of April 2, 1999 there were 27,414,148 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Spatializer Audio Laboratories, Inc. (the "Company") is a leading developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. The Company has two business units (100% wholly owned subsidiaries), Desper Products, Inc. ("DPI") and MultiDisc Technologies, Inc. ("MDT"), both of which are in the business of technology development and licensing. DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. The Company continues to expand its product offerings to take advantage of the emerging digital audio marketplace specifically for consumer products like Digital Versatile Disc (DVD) for personal computers, and home entertainment; and interactive positional audio for PC gaming on the Windows 95/98(TM) platforms. As of December 31, 1998 more than 13 million licensed units had been shipped. DPI's 3-D audio signal processing technologies have been incorporated in over 400 products offered by global brand leaders including in consumer electronics, Toshiba, Panasonic, JVC, Hitachi, Phillips and Sharp, and in the PC multimedia marketplace, Dell, Gateway, Micron, Fujitsu, NEC and Sony, among others. In addition to continuing the Company's objective of broadening recognition for the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, the Company has also placed a high priority on broadening its technology base to position itself for continued growth. The Company believes that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for the Company's products is entering a new phase of acceptance.

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

     On September 25, 1998, the Company announced its plan to refocus its business on the exploitation of its core audio technologies, suspend research and development at MDT and to properly position the MultiDisc assets for sale. Therefore, MDT has been accounted for as a discontinued operation. This repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond the Company's current capacity. Management believes this strategy and the victory in the QSound patent litigation provides a better opportunity to further solidify its position as a leading provider of virtual audio solutions, based on available capital resources

     The Company's executive offices are located at 20700 Ventura Boulevard, Suite 140, Woodland Hills, California 91364, Telephone (818) 227-3370. World Wide Web sites (http://www.spatializer.com), (http://www.multidisc.com).

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

----------------------------------------------------------------------------------------------
CATEGORY OF TECHNOLOGY        PRODUCT CATEGORIES               3-D AUDIO ENHANCEMENT
----------------------------------------------------------------------------------------------
 3-D Stereo                   Consumer electronics products    Surround Sound enhancement from
 (Spatializer(R) 3-D Stereo)  providing stereo                 an ordinary stereo signal
                              playback -- DVD Players, Stereo
                              TV's, VCR's, Stereo Components
                              and Systems, Car Audio, Laptop
                              and Desktop Multimedia
                              Computers, Set-top Boxes
----------------------------------------------------------------------------------------------
 Positional Audio             Interactive Gaming for           Simulation of immersive,
 (Spatializer enCompass(TM)   Multimedia Computers under       interactive sonic environments
 V2.0)                        Windows '95/'97, Virtual         including sound objects that
                              Reality Applications.            move in real time with related
                                                               graphics objects or changes in
                                                               game player position or
                                                               perspective.
----------------------------------------------------------------------------------------------
 Two-Speaker Virtualization   Products incorporating multi-    Creation of spatially accurate
 (Spatializer N-2-2(TM))      channel audio sources like       multi-speaker cinematic audio
 Digital Virtual Surround     Dolby Digital(R) (AC-3), Dolby   experience from two speakers,
                              ProLogic(R) or MPEG-2. Home      and headphones utilizing
                              Theater, DVD-Video, Multimedia   discrete multi-channel audio
                              Computers utilizing DVD/MPEG     information.
                              and decoding.
----------------------------------------------------------------------------------------------

LICENSED PRODUCTS

     The Company's current technology product applications are directed to (1) stereo enhancement in consumer electronics products and multimedia PCs, (2) interactive positional audio for PC gaming, and (3) two-speaker and headphone virtualization of multi-channel audio for DVD based multimedia computer and home theater applications.

     1. SPATIALIZER(R) 3D STEREO. Based upon proprietary and patented methods of stereo signal processing, the Company's Spatializer(R) 3-D Stereo technology is designed to create a vivid and expansive three-dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes the Company's unique DDP(TM) (Double Detect and Protect(TM)) algorithm. DDP(TM) continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides "set and forget" ease of use for consumers. First introduced in July 1994, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation ("MEC"), the technology is now incorporated into low-cost, standard process ICs by four chip foundries (Matsushita, ESS Technologies, Inc., OnChip Systems and Luxsonor) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. Matsushita and ESS introduced new Spatializer IC designs in 1997. In addition, the Company has developed reduced cost (Spatializer VBX(TM)) and improved performance analog and DSP software designs, which it introduced during the first quarter of 1997. In 1998, the Company continued development of lower cost 3-D Stereo technology in response to such a need in the marketplace.

     2. SPATIALIZER(R) ENCOMPASS(TM) V2.0 In March 1998, the Company introduced Spatializer(R) enCOMPASS(TM) V2.0, a real-time software-only positional 3-D audio engine based upon the Company's proprietary implementation of HRTF (head related transfer functions) algorithms, and Interaural Intensity and Interaural Time differences. Version 2.0 has variable radiation pattern models for greater sound functionality, variable frequency dependent propagation and distance modeling to provide greater depiction of sound in relation to the player, and a choice of rendering quality levels to address different processing requirements between PC CPUs. Spatializer(R) enCOMPASS(TM) permits PC game developers to easily create immersive and interactive audio environments under the Windows '95 DirectSound 3-D audio API where sound objects move in real time in response to changes in the location or the perspective of the player in the game. This provides the game designer the ability of developing under the industry standard Microsoft DirectSound 5.0 open API, rather than under proprietary systems. The system supports playback over speakers or through headphones. On December 23, 1998, the Company signed its first license of Spatializer(R) enCOMPASS(TM) with Apple Computer, Inc.

     3. SPATIALIZER(R) N-2-2(TM) DIGITAL VIRTUAL SURROUND. In September 1996, DPI introduced Spatializer N-2-2, which the Company considers a "core", and "enabling" technology for DVD based personal computer and home theater products. DVD is considered by many to be the single most important and potentially most widely adopted consumer audio/computer technology ever introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital(R) (AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio -- the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or "sub-woofer") channel for sound effects. The Spatializer N-2-2 software-based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose Digital Signal Processing ("DSP") hardware platforms like those offered by Motorola, C-Cube, Medianix and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like SoftDVD and DVDExpress, offered by CompCore Multimedia and Mediamatics, respectively, for the Intel(R) Pentium(R) microprocessor); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL(TM) trademark on products incorporating the technology. The Company believes its Spatializer N-2-2 process will serve to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems. The Spatializer N-2-2 technology is also available for use over headphones, which accurately renders a spatially accurate 5 speaker position simulating the typical home theater arrangement.

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

     Because the Spatializer N-2-2 technology may be fully implemented in software to run in host based (Intel Pentium(R)) or general purpose DSP (Motorola, Zoran, C-Cube and Medianix) environments, no IC Foundry may be involved. In these situations, the Company will enter into royalty bearing licenses directly with the OEM. However, the Company may still pursue bundled agreements with DSP providers, if appropriate.

     The Company is currently negotiating new IC Foundry and OEM licenses for its N-2-2, enCOMPASS V2.0, and 3-D stereo technologies.

  IC Foundry Licenses

     As of December 31, 1998, the Company has entered into six non-exclusive Foundry Licenses for its 3-D Audio Signal Processing technologies with Matsushita Electronics Corporation ("MEC"), ESS Technology, Inc. ("ESS"), OnChip Systems, Inc. ("OnChip"), C-Cube Technologies, Inc. ("C-Cube"), Luxsonor and Medianix. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs sold.

     MEC currently manufactures and sells three 3-D Stereo IC's incorporating Spatializer audio signal processing and has several more ICs in design. ESS currently manufactures and sells the ES1869 and 1879 Spatializer(R) ICs, two of its highest volume multifunction AudioDrive(R) ICs, which are primarily used for multimedia and notebook applications. OnChip currently manufactures two versions of the 3-D Stereo Spatializer(R) IC. C-Cube currently incorporates N-2-2 on their Ziva-3 DSP.

     In June of 1998, C-Cube Technology, Inc. entered into a Foundry License for Spatializer N-2-2. Additionally, in 1998, the Company entered into a non-exclusive Foundry license for 3D Stereo and N-2-2 V1.0 with Medianix Corporation.

     As of December 31, 1998, more than 13 million ICs incorporating Spatializer 3-D audio signal processing technology had been manufactured and sold.

  OEM Licensees and Customers

     As of December 31, 1998, the Company technology had been incorporated in products offered by over 80 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the LUA or were authorized customers under bundled royalty licenses with the IC foundries. The OEM licensees and customers offer a wide range of products, which include DVDs, car stereo systems, direct view TVs, wide screen and projection TVs, VCRs, powered speakers, portable audio systems ("Boomboxes"), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, and arcade pinball and video games.

     The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 1998:

---------------------------------------------      ---------------------------------------------
PARTIAL LIST OF OEM LICENSEES OR CUSTOMERS         LISTING -- CONTINUED
---------------------------------------------      ---------------------------------------------
 Apple Computer, Inc.                              Panasonic TV & VCR (Matsushita
 Dell Computer Corp.                                 Kotobuki Electronics Industries, Ltd.)
 Digital Technology Systems Of California,          Panasonic Car Audio (Matsushita
 Inc.                                                Communications Industrial Co., Ltd.
 Fujitsu Computer Corp.                             Proton Electronic Industrial Co., Ltd.
 Hewlett Packard                                    Samsung Information Systems, America
 Hitachi, Ltd.                                      Seiko Epson Corp.
 Iiyama Electric Co., Ltd.                          Sanyo Corp.
 Gateway Computer Corp.                             Sharp Corp.
 Golden Regent                                      Toshiba DVD
 JVC                                                Toshiba TV
 Labtec Enterprises, Inc.                           Taisei Electric, Inc.
 Mag Monitors                                       Taiyo Electric Company, Ltd.
 Micron Computer Corp.                              Texas Instruments
 NEC                                                Theta Digital
---------------------------------------------      ---------------------------------------------

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

MULTIDISC TECHNOLOGIES, INC. -- NETWORK BASED MODULAR, SCALEABLE COMPACT DISC/DVD SERVERS

     As its first effort to broaden the Company's technology portfolio and capitalize on the Company's strong relationships with manufacturers of consumer electronics and personal computer peripheral products, the Company acquired certain developmental stage technologies and assets from Home Theatre Products ("HTP"), for approximately $1,062,000 in June 1996 to form its subsidiary, MultiDisc Technologies, Inc. ("MDT"). The MultiDisc transaction, which was implemented through a court-approved sale in the HTP bankruptcy proceeding, included an array of compact disc server robotics and software technologies in various stages of completion. The MultiDisc transaction was undertaken to position the Company for long term growth in a significant new market. The Company expected to license this technology or enter into third party manufacturing arrangements for sale of MDT CD/DVD changer products to OEMs.

     The MultiDisc transaction brought to the Company a unique combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how. The core intellectual property is reflected in five patent applications acquired by the Company in the asset acquisition, four of which have been issued. The Company has added an additional fifty patent applications filed with the United States Patent & Trademark Office ("USPTO") to bring the total to fifty-five patent applications filed.

     On September 25, 1998, the Company announced a plan to refocus its business on the exploitation of its core audio technologies, suspend research and development of MDT and to properly position the MultiDisc assets for sale. Therefore, MDT has been accounted for as a discontinued operation. The repositioning strategy recognizes that the capital investment required to properly commercialize the MDT technology is beyond the Company's current capacity. As a result, all research and development activities were suspended. The Company continues to explore the sale of the business or the patent portfolio with interested parties.

REVENUES AND EXPENSES

     The Company generates revenues in its audio business from royalties pursuant to its Foundry, OEM, and other licenses, and from the sale and distribution of its consumer and professional hardware products. The Company's revenues, which totaled $1,679,715 in 1998, were derived substantially from Foundry and OEM license fees and royalties.

     The Company limits its inventory, capital cost, personnel and overhead cost exposure in connection with its hardware products by entering into third-party manufacturing and distribution arrangements. The Company is seeking to maximize return on its intellectual property base by concentrating its efforts in very high margin licensing and software products and has curtailed its hardware product operations. Licensing operations have been managed internally by Company personnel. Sales of professional audio products are accomplished through a worldwide network of professional audio dealers and managed by Company personnel.

     The Company had two major customers Matsushita Electronics Corp. (MEC) and ESS Technology, Inc. (ESS) in 1998, each of whom accounted for greater than 10% of the Company's total 1998 revenues. One OEM accounted for 56% and another accounted for 18% of the Company's royalty revenues during 1998. All other OEM's accounted for less than 10% of royalty revenues individually.

     On September 18, 1998, the U.S. Court of Appeals upheld U.S. District Court Judge William D. Keller's decision of August 29, 1996 in which the District Court had granted the Company's summary judgment motion in its entirety and denied the motion by QSound in the patent infringement litigation between the Company and QSound. The decision affirmed the District Court's ruling in all aspects and confirmed that Spatializer is entitled to distribute its products free of any infringement claim by QSound. The Company is not pursuing its counterclaims for damages and for a decision that the QSound patent is invalid at the present time. (See ITEM 3 -- LEGAL PROCEEDINGS, Page 7, for further detail). The uncertainties caused by the patent litigation had hindered the performance of the Company, particularly since licensing revenue depends upon OEM unit shipments, which follow three to four quarter production cycles.

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

     In September 1998, the Company implemented cost cutting measures in conjunction with the suspension of its research and development activities at MDT and to further rationalize the overhead of Desper Products and the corporate office in response to lower levels of operating performance. The objective of these initiatives was to reduce future operating costs from 1998 levels.

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

     The Company's principal competitors in the field of 3-D audio are QSound Labs, Inc. ("QSound"), SRS Labs, Inc., Aureal Semi-conductor, Inc., CRL and Harman International. In the future, the Company's products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with the Company.

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

     The core MDT data storage technology is covered by U.S. patents 5,774,431, 5,822,283, 5,886,960 and 5,886,974. As of December 31, 1998, MDT had fifty-one patent applications on file with the USPTO covering software, mechanical techniques, implementations and mixed technology designs. The Company has recently been notified by the USPTO that formal notice of allowance is forthcoming on five patent applications. The Company has applied for U.S. trademark protection for its principal product names and logo marks.

EMPLOYEES

     The Company began 1998 with twenty-eight full-time and two part-time employees and reduced its staff to fifteen full-time employees by December 31, 1998. At year-end, there were nine employees engaged in research and development with seven of those employees involved with the development effort at the Company's audio subsidiary, Desper Products. From time to time the Company also employs the services of outside professional consultants. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company considers its relations with its employees and consultants to be satisfactory.

                                    PART II

ITEM 2. PROPERTIES

     The Company's executive office is located in Woodland Hills, California where it occupies approximately 4,300 square feet with an annual rent of approximately $85,000. The lease term on this space expires March 30, 2000. On March 4, 1999, the Company entered into a new lease and reduced its space to approximately 800 square feet at a rent expense of approximately $1,800 per month. Terms are on a month-to-month basis. During 1998, the Company also leased facilities in Mountain View, CA, Newbury Park, CA, and Huntington Beach, CA. In an effort to consolidate offices by division and control costs, the Company closed both the Newbury Park, CA and Huntington Beach offices during the third and fourth quarters of the fiscal year ended December 31, 1998, respectively. Rent expenses of approximately $99,000 associated with these two facilities are included in the 1998 operating expenses. The Company incurred lease termination costs of $17,582 in connection with the closing of the Huntington Beach office.

     The Company's regional office in Mountain View, CA, is the primary location for the Company's audio technology division, Desper Products, Inc. ("DPI"). The Company occupies approximately 4,200 square feet in this location and the annual rent for these premises is approximately $52,000, with the lease term expiring February 22, 1999. This lease has been extended for an additional six month term at a cost of $6,930 per month.

     The Company's regional office in Huntington Beach, CA, was the primary location for the Company's multi-disc server technology division, MultiDisc Technologies, Inc. ("MDT"). The Company occupied approximately 4,000 square feet of office in this location and the annual rent for these premises is approximately $50,000, with the lease term expiring July 31, 1999. The Company vacated this space in November, 1998 and forfeited all rent deposits.

     The Company leases its space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. The Company's properties are well maintained, considered adequate and are being utilized for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

     In the Fall of 1994, QSound Labs, Inc. ("QSound") advised MEC that, in its view, the Spatializer technology infringed certain U.S. patents held by QSound. In October 1994 the Company and DPI initiated a proceeding against QSound seeking a determination that the technology did not infringe on Qsound's patents and other relief.

     On August 29, 1996 the Court granted the Company's summary judgment motion of non-infringement in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound. In September, 1998, the U.S. Court of Appeals for the Federal Court upheld the U.S. District Court's ruling of August 1996, finding in favor of DPI and the Company on all aspects of the appeal.

     In granting the Company's summary judgment motion, the Court found that the Company's IC (Integrated Circuit) does not infringe the QSound patent and denied QSound's motion with respect to infringement. The Company's claim that the QSound patent is invalid was not decided and, since the issues which the Court would need to consider on the patent invalidity claim are similar to certain issues considered in the infringement claim, QSound was granted the right to immediately appeal the denial of its motion and trial on the invalidity issue was deferred until after that appeal. In substance, the Court's finding confirms the Company's position that there is no infringement by the Company's IC of any patent held by QSound and that the claims by QSound were without merit. Qsound has not appealed and the Company is not pursuing its other claims at the present time.

     In December 1998, a complaint was filed in the United States District Court for the Northern District of New York, by Alexander, Wescott & Co., Inc., against the Company alleging breach of contract and seeking fees from the Company based on its claim that the amounts were due for arranging a financing. The action also seeks attorneys' fees, interest and the costs of suit. The Company has filed a motion to dismiss the action. The motion is pending.

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,953.94 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims.

     In connection with the downsizing of the Company, a number of employees have been terminated and have filed various employment and compensation related claims with the various State labor authorities which claims are pending resolution and funding as Company resources allow. The Company also anticipates that, from time to time, it may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 1998.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was listed and commenced trading on the small capital market of NASDAQ on August 21, 1995 under the symbol "SPAZ". On December 31, 1998, the Company informed NASDAQ that it would be unable to comply with the requirements for continued listing on the NASDAQ SmallCap Market. On January 5, 1999, the Company's stock was delisted from the NASDAQ SmallCap Market and, on the same day, commenced trading on the NASD Bulletin Board under the symbol "SPAZ". The following table sets forth the high and low sales price of the Company's Common Stock on its principal market for fiscal years 1997 and 1998:

                     PERIOD:                        HIGH (U.S. $)    LOW (U.S. $)
                     -------                        -------------    ------------
1997
  First Quarter...................................      $3.75           $1.06
  Second Quarter..................................      $2.00           $0.75
  Third Quarter...................................      $2.56           $1.13
  Fourth Quarter..................................      $3.44           $1.31
1998
  First Quarter...................................      $2.88           $1.00
  Second Quarter..................................      $1.56           $0.56
  Third Quarter...................................      $0.75           $0.19
  Fourth Quarter..................................      $0.25           $0.06

     On April 2, 1999, the closing price reported by NASDAQ was U.S. $0.09. Stockholders are urged to obtain current market prices for the Company's Common Stock. Montreal Trust Company of Canada, Vancouver, B.C., was the transfer agent and registrar for the Company's Common Stock until March 31, 1997. Beginning April 1, 1997, Harris Trust Company of California became the Company's new transfer agent.

RECORD HOLDERS

     To the Company's knowledge there were approximately 125 holders of record of the stock of the Company as of April 2, 1999. However, the Company's transfer agent has indicated that beneficial ownership is in excess of 1,700 shareholders.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7. The selected data presented below under the headings "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1998, 1997 and 1996, as of and for the four-month period ended December 31, 1994, and the year ended August 31, 1994, are derived from the consolidated financial statements of Spatializer Audio Laboratories, Inc. and subsidiaries, which consolidated balance sheets have been audited by KPMG Peat Marwick LLP, independent certified public accountants through December 31, 1997 (The Company did not obtain an updated report in connection with this filing.) and by Farber & Hass LLP, Certified Public Accountants, for the year ended December 31, 1998. The consolidated financial statements as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996, and the report thereon, are included elsewhere in this Report.

                              FISCAL
                               YEAR       FOUR MONTH                         FISCAL YEAR ENDED
                              ENDED      PERIOD ENDED   -----------------------------------------------------------
                            AUGUST 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                             1994(1)      1994(1&2)       1995(1)          1996             1997           1998
                            ----------   ------------   ------------   ------------     ------------   ------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues..................  $      140    $      187    $     1,230    $     2,024      $     2,781    $     1,680
Cost of Revenues..........         (61)          (25)           (79)          (186)            (230)          (134)
                            ----------    ----------    -----------    -----------      -----------    -----------
Gross Profit..............          79           162          1,151          1,838            2,551          1,546
         Total Operating
           Expenses.......      (1,808)       (1,339)        (4,403)       (27,042)(3)       (7,236)        (3,490)
Other Income (Expense),
  Net.....................         (79)          (16)            74            118               27           (108)
Loss from Discontinued
  Ops.....................                                                                                  (3,702)
Income Taxes..............                                      (63)          (310)(4)          (60)           (38)
                            ----------    ----------    -----------    -----------      -----------    -----------
Net Loss..................  $   (1,806)   $   (1,193)   $    (3,241)   $   (25,395)     $      (310)   $    (5,792)
                            ==========    ==========    ===========    ===========      ===========    ===========
Basic/Diluted Loss Per
  Share:
    Continuing
      Operations(5).......  $    (0.28)   $    (0.14)   $     (0.32)   $     (2.01)     $     (0.23)   $     (0.12)
                            ==========    ==========    ===========    ===========      ===========    ===========
         Total............  $    (0.28)   $    (0.14)   $     (0.32)   $     (2.01)     $     (0.23)   $     (0.29)
                            ==========    ==========    ===========    ===========      ===========    ===========
Weighted Average Common
  Shares..................   6,891,546     8,552,535     10,156,816     12,844,751       20,804,095     22,180,180
                            ==========    ==========    ===========    ===========      ===========    ===========
CONSOLIDATED BALANCE SHEET
  DATA:
Cash and Cash
  Equivalents.............  $    1,779    $    1,540    $     3,113    $     1,587      $       577    $       264
Working Capital...........           6           982          3,159          2,092              283         (1,975)
         Total Assets.....       2,676         2,318          4,420          4,141            3,165            893
Advances From Related
  Parties.................         539           517            325            113              113            857
Total Shareholders' Equity
  (Deficit)...............  $      288    $    1,367    $     3,697    $     3,268      $     1,525    $    (1,553)

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

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the year ended December 31, 1998 compared to the year ended December 31, 1997, and the year ended December 31, 1997, compared with the year ended December 31, 1996.

RESULTS OF OPERATIONS

     FOR THE YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

REVENUES

     Revenues declined to $1,680,000 for the year ended December 31, 1998 compared to $2,781,000 for the year ended December 31, 1997, a decline of 40%. Revenues include license issuance fees and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs and the sales of professional recording systems and consumer products.

     The decrease in revenues is attributed primarily to decreases in recurring royalties for the licensing of Spatializer audio technology reflecting competitive market pricing pressure, the discontinuation of consumer product sales, the signing in late 1997 of a flat fee license agreement for which there was no comparable license agreement in the current fiscal year and weakness in the Asian market.

     Gross profit was unchanged at 92% in the year ended December 31, 1998 compared with 92% for the comparable period. This reflects the impact of the discontinuation of lower margin consumer products sales offset by inventory write-downs ($86,000) on the remaining consumer products inventory to market. The Company maintains a high margin as the majority of revenues are from licensing and royalty activities, which have little or no associated direct costs.

OPERATING EXPENSES

     Operating expenses from continuing operations for the year ended December 31, 1998 decreased to $3,490,000 from $7,238,000 for the year ended December 31, 1997, a decrease of 51%. The decrease in operating expenses result primarily from the reclassification of certain MDT expenses as discontinued operation and higher technology demonstrator development expense in 1997.

     Based on the corporate strategic refocusing, MDT is being treated as a discontinued operation. Operating expenses of MDT of approximately $2,800,000 have been excluded from operating expenses and presented separately as a discontinued operation. Total operating expenses of MDT for the year ended December 31, 1997 were $3,791,000.

GENERAL AND ADMINISTRATIVE

     General and administrative costs decreased to $1,732,000 for the year ended December 31, 1998 from $2,174,000 for the year ended December 31, 1997, a decrease of 20%. The decrease is primarily due to the reclassification of MDT expenses of $511,000 to discontinued operations, partially offset by a provision of $100,000 for corporate restructuring. General operating costs include rent, telephone, office supplies, legal, accounting, postage, depreciation and similar costs.

RESEARCH AND DEVELOPMENT

     Research and Development costs decreased to $756,000 for the year ended December 31, 1998, compared to $3,708,000 for the year ended December 31, 1997, a decrease of 79%. The decrease in research and development expense was due to the suspension of MDT's research and development activity in late September, 1998 and the reclassification of such expenses of $1,771,000 to discontinued operations. In addition, MDT research and development expenses incurred in 1998 were lower than the comparable period last year due to substantially lower ($1,000,000) technology demonstrator development expense. Total research and development costs for MDT were $3,013,000 of the $3,708,000 expense for the year ended December 31, 1997.

     In addition, the Company continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward porting support of N-2-2(TM) -- Digital Virtual Surround technologies to current and potential licensees during the year, simplified low cost 3-D stereo solutions and toward enCompass, a true interactive, real-time 3-D audio positioning technology.

SALES AND MARKETING

     Sales and marketing costs decreased to $1,002,000 for the year ended December 31, 1998, compared to $1,356,000 for the year ended December 31, 1997, a decrease of 26%. The decrease is primarily due to the reclassification of MDT expenses of $531,000 to discontinued operations, partially offset by an expansion in DPI sales personnel, travel and international sales representatives expenses.

LOSS ON DISCONTINUED OPERATION

     Loss on discontinued operation was $3,702,000 for the year ended December 31, 1998. There was no comparable loss in the prior year. Loss on discontinued operation is comprised of the reclassification of $2,847,000 of net MDT expenses and valuation adjustments of $855,000. The net expense represents primarily general and administrative, sales and marketing and research and development expenses for the period January 1 through September 30, 1998. The Board of Directors announced the discontinued operation of MDT on September 25, 1998 and had preliminary indications from its banker and potential buyers that the sale of MDT's assets would not result in a loss to the Company. However, since no transaction has been consummated for the MDT assets as of this filing date, the Company has elected to reserve for this contingency.

NET LOSS

     The net loss increased to $5,792,000 for the year ended December 31, 1998, compared to $4,720,000 for the year ended December 31, 1997, an increase of 22%. The increased net loss for the period is primarily the result of wind down costs for the Company's discontinued operation, MDT and lower revenues of DPI, partially offset by significantly lower MDT technology demonstrator development compared with the prior year.

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

     In 1997, the Company granted 100,000 warrants as consideration for consulting services rendered during the year. The fair value of the services received ($100,000) was determined to be more reliably measurable and used to value the warrants, consistent with the provisions of SFAS 123 paragraph 8. There were no other compensatory arrangements with third parties in 1997. The pro forma net loss, as disclosed in footnote 13 of the accompanying financial statements, is significantly higher than historical net loss as a result of the Company granting 1,495,000 options to employees and directors during 1996 and 1997

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had $264,000 in cash and cash equivalents as compared to $577,000 at December 31, 1997. The decrease in cash and cash equivalents is attributed to: (i) cash used for research and development at MDT on the Modular Scalable Storage Library, (ii) the repayment of $400,000 of borrowings on a bank line of credit and (iii) cash used in other operating activities. This was partially offset by net proceeds of $2,612,000 from the sale of preferred stock on April 14, 1998 and proceeds from $745,000 related party notes payable. The Company had negative working capital of $1,975,000 at December 31, 1998 as compared with working capital of $283,000 at December 31, 1997. The Company's future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers' ("OEM") royalties, debt issuances, common and/or preferred stock issuances including warrant and option exercises or through venture and/or strategic investors. At December 31, 1998 the Company had six Foundry licensees, seventy-three OEM Licensees and eight authorized customers for its audio signal processing business as compared with five Foundry licensees and sixty-two OEM Licensees and fourteen authorized customers at December 31, 1997. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements, equity and debt financing, which should generate additional cash flow without imposing any substantial costs on the Company.

     The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $857,500 to related parties as of December 31, 1998 and $112,500 at December 31, 1997.

     On October 30, 1998, the Compensation Committee of the Board of Directors re-priced qualified stock options to purchase 121,000 shares of common stock granted to various employees beginning in June 1995. The exercise price for these options was adjusted to $0.1875 per share (the closing market price on October 30, 1998) reducing grant date exercise prices ranging from $0.72 to $2.34 per share. Also, on November 12, 1998, the Compensation Committee of the Board of Directors re-priced qualified stock options to purchase 100,000 shares of common stock granted to an employee in March 1998. The exercise price for these options was adjusted to $0.125 per share (the closing market price on November 12, 1998) reducing the grant date exercise price from $1.18 per share. The vesting schedules and expiration dates for these options were not modified.

     On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at September 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of December 31, 1998, $1 million of the remaining $2 million of the funding was due but had not yet been received.

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

     The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with EITF Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At December 31, 1998, dividends in arrears were $148,750.

     In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million which had been pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology. However, as reported by the Company on September 25, 1998, the Company has decided to refocus on the core audio technologies and to properly position the MultiDisc assets for sale. Therefore this financing is not currently being pursued actively.

     On September 25, 1998, the Company announced that its Board of Directors was refocusing the Company's business on the exploitation of its audio technologies, and, as noted above, to properly position the MultiDisc assets for sale. In reaching this decision, the Board of Directors noted that the September 18, 1998 decision by the U.S. Court of Appeals confirming the District Court's grant of a Summary Judgment in favor of the Company and against Qsound was expected to eliminate the negative market perceptions faced by the Company over the last four years. Currently the Company is actively pursuing licensing opportunities, including possible strategic alliances and capital funding opportunities based on its core audio technologies. In reaching its decision of September 25, 1998, the Company indicated that while it recognized the prospects of MultiDisc, the capital investment required to properly commercialize the technology was beyond its current capacity and, therefore, it had made the decision to seek a sale transaction. Effective as of that date, Steven D. Gershick resigned as chief executive officer of the Company and as president of MultiDisc Technologies, Inc., but continues to serve as chairman of the board of the Company. Henry R. Mandell, who joined the Company in March, 1998 as senior vice president finance was designated as interim chief executive officer to oversee all of the corporate activities. Michael Bolcerek resigned as president of Desper Products, Inc.

     Funds generated from the financing business activities and capital transactions described above, as well as cash generated from the Company's existing operations and the cost reductions being undertaken, may not be sufficient for the Company to meet its operation obligations during the next twelve months. In addition, if the refocus on the audio technologies strategy is not successful, if a strategic alliance including capital funding is not concluded, or if an appropriate transaction is not undertaken with respect to the MultiDisc activities, the ability of the Company to meet its operating needs will be materially adversely affected. As of December 31, 1998, the company had a negative working capital of $1,975,000 and, absent continued and improved revenues and successful funding activities, the Company may not be in a position to resolve this deficit. The financial statements and the opinion expressed by the Company's independent accountants disclose that the financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

     The Company has responded to inquiries from NASDAQ and attended a hearing with respect to its continued listing on October 29, 1998 at which time it outlined its strategy for continued listing. In November, 1998, NASDAQ provided the Company with an extension and conditional listing until December 31, 1998 to provide evidence of compliance with all requirements for continued listing. On December 31, 1998, the Company informed NASDAQ that it would be unable to comply with these requirements. On January 5, 1999, the Company's stock was delisted from the NASDAQ SmallCap Market and, on the same day, commenced trading on the NASD Bulletin Board under the symbol "SPAZ".

     On October 31, 1997, the Company entered into a line of credit agreement with Silicon Valley Bank to provide up to $750,000 in short term financing based upon the Company's accounts receivable base. The line of credit expired on October 23, 1998. As of December 31, 1998 and March 31, 1999, no borrowings were outstanding.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1998, the Company had net operating loss carryforwards of approximately $25,000,000 for income tax purposes. The Company's ability to utilize approximately $900,000 of these tax losses which accrued during 1994 against future income may be restricted as a result of the change in year-ends to December 31, 1994. The net operating loss carryforwards expire through 2013.

INFLATION

     The Company believes that the moderate inflation rate of the 1990's has not impacted its operations.

YEAR 2000

     The Company is aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. The Company has addressed this contingency with its computer consultants and upgraded its software programs in 1998, at a cost of approximately $15,000.

THE ASIAN ECONOMIC CRISIS

     The Company believes that the deterioration of Asian markets and economies has had a moderately negative impact on its revenues and profitability. Approximately 25% of the Company's revenues for the year ended December 31, 1998 were derived from foundries and OEM's based in Japan and other Asian countries. In addition, some US-based customers do business globally, including Asia, and have been impacted negatively. The Company continues to work with its Asian customers in developing products and related pricing to help them remain competitive with regard to the Company's products.

COMPREHENSIVE INCOME

     The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. The Company adopted FAS No. 130 in the first quarter of fiscal year ended December 31, 1998. There was no impact on the 1998 and 1997 financial statements.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Spatializer Audio Laboratories, Inc.

     We have audited the accompanying consolidated balance sheet of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ FARBER & HASS LLP
Oxnard, California
April 10, 1999

ITEM 8. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
Current Assets:
  Cash and Cash Equivalents.................................  $    264,054    $    577,413
  Accounts Receivable, net of allowance for doubtful
  accounts of $190,000 at December 31, 1997.................       134,633         911,505
  Employee Advances.........................................                        59,086
  Inventory.................................................         7,993          93,250
  Prepaid Expenses and Deposits.............................        65,718         135,702
  Deferred Transaction Costs................................                       146,529
                                                              ------------    ------------
          Total Current Assets..............................       472,398       1,923,485
Property and Equipment, Net.................................       184,140         586,961
Intangible Assets, Net......................................       236,913         654,668
                                                              ------------    ------------
                                                              $    893,451    $  3,165,114
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Bank Line of Credit Payable...............................                  $    400,000
  Notes Payable.............................................  $     14,795          64,272
  Notes Payable to Related Parties..........................       857,500         112,500
  Accounts Payable..........................................       335,784         651,376
  Accrued Wages and Benefits................................        84,423         332,713
  Accrued Expenses..........................................       370,548          79,140
  Deferred Income...........................................       250,000
  Net Liabilities of Discontinued Operation.................       533,891
                                                              ------------    ------------
                                                                 2,446,941       1,640,001
                                                              ------------    ------------
Commitments and Contingencies
Shareholders' Equity (Deficit):
  Series A 7% Convertible Preferred shares, 100,000 shares
     authorized, 52,900 shares issued and outstanding.......           529
  Preferred shares, $.01 par value, 1,000,000
     shares -- authorized, no shares issued or
     outstanding............................................
Common shares, $.01 par value, 50,000,000 shares authorized,
  25,841,867 and 21,410,012 shares issued and outstanding at
  December 31, 1998 and 1997, respectively..................       258,418         214,100
Additional Paid-In Capital..................................    44,150,501      41,481,890
Accumulated Deficit.........................................   (45,962,938)    (40,170,877)
                                                              ------------    ------------
          Total Shareholders' Equity (Deficit)..............    (1,553,490)      1,525,113
                                                              ------------    ------------
                                                              $    893,451    $  3,165,114
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1998           1997            1996
                                                     -----------    -----------    ------------
Revenues:
  Product Revenues, net............................  $    39,496    $   336,703    $    336,849
  Licensing Revenues...............................      663,522        880,000
  Royalty Revenues.................................      976,697      1,564,530       1,687,338
                                                     -----------    -----------    ------------
                                                       1,679,715      2,781,233       2,024,187
     Cost of Revenues..............................      134,190        229,736         185,540
                                                     -----------    -----------    ------------
                                                       1,545,525      2,551,497       1,838,647
                                                     -----------    -----------    ------------
Operating Expenses:
  General and Administrative.......................    1,732,097      2,173,717       2,329,333
  Research and Development.........................      755,899      3,707,995       1,860,400
  Sales and Marketing..............................    1,001,747      1,356,196       1,954,527
  Compensation Expense.............................                                  20,218,450
  In-Process Research and Development..............                                     679,684
                                                     -----------    -----------    ------------
                                                       3,489,743      7,237,908      27,042,394
                                                     -----------    -----------    ------------
     Operating Loss................................   (1,944,218)    (4,686,411)    (25,203,747)
Interest Income....................................       27,672         57,305         123,643
Interest Expense...................................      (84,723)       (21,063)        (14,571)
Other Income (Expense), net........................      (50,955)        (8,949)         10,042
                                                     -----------    -----------    ------------
                                                        (108,006)        27,293         119,114
                                                     -----------    -----------    ------------
  Loss From Continuing Operations..................   (2,052,224)    (4,659,118)    (25,084,633)
  Loss From Discontinued Operation.................   (3,701,599)
                                                     -----------    -----------    ------------
  Loss Before Income Taxes.........................   (5,753,823)    (4,659,118)    (25,084,633)
  Income Taxes.....................................      (38,238)       (60,703)       (310,537)
                                                     -----------    -----------    ------------
  Net Loss.........................................  $(5,792,061)   $(4,719,821)   $(25,395,170)
                                                     ===========    ===========    ============
  Basic and Diluted Loss Per Share:
     Continuing Operations.........................  $      (.12)   $      (.23)   $      (2.01)
     Discontinued Operation........................  $      (.17)
                                                     -----------    -----------    ------------
  Net Loss.........................................         (.29)   $      (.23)   $      (2.01)
                                                     ===========    ===========    ============
  Weighted-average shares outstanding..............   22,180,180     20,604,095      12,644,751
                                                     ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1998           1997            1996
                                                     -----------    -----------    ------------
Cash Flows from Operating Activities:
  Net Loss.........................................  $(5,792,061)   $(4,719,821)   $(25,395,170)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and Amortization.................      126,334        407,238         130,057
     Discontinued Operation........................      962,060
     Deferred Transaction Costs....................      146,529
     Loss on Disposal of Property and Equipment....       50,308         14,281
     Provision for Doubtful Accounts...............                     100,000          90,000
     Options and Warrants Issued for Services......       56,030        100,000
     Compensation Expense..........................                                  20,218,450
     In-Process Research and Development...........                                     679,684
  Net Change in Assets and Liabilities:
     Accounts Receivable and Employee Advances.....      798,675       (249,806)       (498,846)
     Inventory.....................................       85,257        203,289         (34,408)
     Prepaid Expenses and Other Assets.............       31,112        121,147        (267,748)
     Accounts Payable..............................      102,737        247,506         223,824
     Accrued Expenses and Other Liabilities........      503,007         78,701         129,622
     Changes in Discontinued Operation.............      (66,796)
                                                     -----------    -----------    ------------
Net Cash Used in Operating Activities..............   (2,996,808)    (3,697,465)     (4,724,535)
                                                     -----------    -----------    ------------
Cash Flows from Investing Activities:
     Purchase of Property and Equipment............      (43,079)      (187,485)       (229,780)
     Proceeds from Disposal........................       20,400
     Increase in Intangible Assets.................      (34,350)      (237,036)        (43,118)
     Deferred Transaction Costs....................                    (146,529)
     MDT Asset Acquisition.........................                                  (1,062,156)
     Discontinued Operation........................     (238,025)
                                                     -----------    -----------    ------------
Net Cash Used in Investing Activities..............     (295,054)      (571,050)     (1,335,054)
                                                     -----------    -----------    ------------
Cash Flows from Financing Activities:
     Issuance of Common and Preferred Shares,
       net.........................................    2,611,474      1,966,144       2,649,000
     Exercise of Options and Warrants..............       45,954        910,917       2,098,122
     Notes and Amounts Due to Related Parties......      745,000                       (212,561)
     Proceeds from Issuance of Notes Payable.......                                      15,273
     Proceeds (Repayment) from Bank on Line of
       Credit......................................     (400,000)       400,000
     Discontinued Operation........................      (20,501)
     Repayments of Notes Payable...................       (3,424)       (18,528)        (15,907)
                                                     -----------    -----------    ------------
Net Cash Provided by Financing Activities..........    2,978,503      3,258,533       4,533,927
                                                     -----------    -----------    ------------
Decrease in Cash and Cash Equivalents..............     (313,359)    (1,009,982)     (1,525,662)
                                                     -----------    -----------    ------------
Cash and Cash Equivalents, Beginning of Year.......      577,413      1,587,395       3,113,057
                                                     ===========    ===========    ============
Cash and Cash Equivalents, End of Year.............  $   264,054    $   577,413    $  1,587,395
                                                     ===========    ===========    ============
Supplemental Schedule of Non-Cash Investing and
  Financing Activities:
     Capital Expenditures Financed by Lease
       Obligations and Notes Payable...............  $         0    $    59,000    $     10,940
                                                     -----------    -----------    ------------
Supplemental Disclosure of Cash Flow Information:
     Cash Paid During the Year For:
     Interest......................................  $    26,370    $    21,063    $     13,771
Income Taxes.......................................  $    35,838    $    60,703    $    310,729
                                                     ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             SERIES A, 7%
                              CONVERTIBLE
                               PREFERRED
                                SHARES               COMMON SHARES                                             TOTAL
                         ---------------------   ----------------------                                    SHAREHOLDERS'
                          NUMBER                 NUMBER OF                  ADDITIONAL      ACCUMULATED       EQUITY
                         OF SHARES   PAR VALUE     SHARES     PAR VALUE   PAID-IN CAPITAL     DEFICIT        (DEFICIT)
                         ---------   ---------   ----------   ---------   ---------------   ------------   -------------
Balance, December 31,
  1995.................       --       $ --      17,457,531   $174,575      $13,578,782     $(10,055,886)  $  3,697,471
Options Exercised......       --         --         363,033      3,630          383,905               --        387,535
Warrants Exercised.....       --         --         646,000      6,460        1,704,127               --      1,710,587
Private Placements,
  Net..................       --         --         648,865      6,489        2,642,511               --      2,649,000
Performance Shares.....       --         --              --         --       20,218,450               --     20,218,450
Net Loss...............       --         --              --         --                       (25,395,170)   (25,395,170)
                          ------       ----      ----------   --------      -----------     ------------   ------------
Balance, December 31,
  1996.................       --       $ --      19,115,429   $191,154      $38,527,775     $(35,451,056)  $  3,267,873
Options Exercised......       --         --         339,833      3,399          404,954               --        408,352
Warrants Exercised.....       --         --         287,250      2,872          499,693               --        502,565
Private Placements,
  Net..................       --         --       1,667,500     16,675        1,949,468               --      1,966,144
Warrants Issued for
  Services.............       --         --              --         --          100,000               --        100,000
Net Loss...............       --         --              --         --               --       (4,719,821)    (4,719,821)
                          ------       ----      ----------   --------      -----------     ------------   ------------
Balance, December 31,
  1997.................       --       $ --      21,410,012   $214,100      $41,481,890     $(40,170,877)  $  1,525,113
Issuance of Preferred
  Shares, Net..........   60,000        600              --         --        2,610,874               --      2,611,474
Options Exercised......       --         --          13,333        133           12,571               --         12,704
Warrants Exercised.....       --         --          19,000        190           33,060               --         33,250
Options Issued for
  Services.............       --         --              --         --           56,030               --         56,030
Conversion of Preferred
  Shares...............   (7,100)       (71)      4,399,522     43,995          (43,924)              --             --
Net Loss...............       --         --              --         --               --       (5,792,061)    (5,792,061)
                          ------       ----      ----------   --------      -----------     ------------   ------------
Balance, December 31,
  1998.................   52,900       $529      25,841,867   $258,418      $44,150,501     $(45,962,938)  $ (1,553,490)
                          ======       ====      ==========   ========      ===========     ============   ============

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

     The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") was in the business of developing scaleable, modular compact disc and digital versatile disc ("DVD") server technologies associated with a network based compact disc/DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets are being marketed for sale (see Note 14).

     On December 5, 1995, the Board of Directors of the Company authorized the liquidation of Spatializer Audio Laboratories, Inc. -- Yukon pursuant to S.213 of the Business Corporations Act (Yukon). This action was taken to minimize the tax consequences to the Company. The liquidation was completed during the first quarter of 1996.

     The Company has experienced significant operating losses for the three years ended December 31, 1998. In addition, the Company has a negative working capital of $1,975,000 and shareholder's deficit of $1,553,490 at December 31, 1998. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. See Management's Plans at Note 17.

(2) SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation (see
Note 14). All significant intercompany balances and transactions have been eliminated in consolidation.

  Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEM's) and foundries.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investments with original maturities of three months or less. Restricted cash balances of $10,000 and $71,500 at December 31, 1998 and 1997, respectively, related to leasehold improvement and credit card guarantees are included in cash and cash equivalents in the accompanying consolidated financial statements.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

  Valuation Accounts

     The Company had reserves for doubtful accounts recorded in the accompanying consolidated financial statements which are summarized as follows:

                                                                ALLOWANCE FOR
                                                              DOUBTFUL ACCOUNTS
                                                              -----------------
Balance at January 1, 1996..................................      $      --
  Charged to expense........................................         90,000
  Deductions................................................             --
                                                                  ---------
Balance at December 31, 1996................................         90,000
  Charged to expense........................................        100,000
  Deductions................................................             --
                                                                  ---------
Balance at December 31, 1997................................        190,000
  Charged to expense........................................             --
  Deductions................................................       (190,000)
                                                                  ---------
Balance at December 31, 1998................................      $       0
                                                                  =========

  Loss per Share

     On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings
(loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock that were outstanding during 1998, 1997, and 1996 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                                              1998         1997         1996
                                            ---------    ---------    ---------
Performance Shares........................         --                 5,746,047
Options...................................  1,972,300    1,855,070    1,701,732
Warrants..................................    732,000      934,750      174,000
                                            ---------    ---------    ---------
                                            2,704,300    2,789,820    7,621,779
                                            =========    =========    =========

     Adoption of SFAS 128 did not have an impact on loss per share for the year ended December 31, 1996 as previously reported.

     The loss per share for the year ended December 31, 1998 includes the effect of approximately $371,000 of the beneficial conversion feature of the Series A, 7% Convertible Preferred Stock as well as dividends in arrears of approximately $149,000 related to this Preferred Stock.

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

  Impairment of Long-Lived Assets and Assets to be Disposed of

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets (see Note 14). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Segment Reporting

     The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14,

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of December 31, 1998, the Company has only one operating segment, DPI, the Company's 3-D Audio Signal Processing business.

  Comprehensive Income

     The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from nonowner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the years ended December 31, 1998 and 1997. As a result, comprehensive loss is the same as the net loss for the years ended December 31, 1998 and 1997.

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

  Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 1998 and 1997 approximated fair value due to the short maturity of those investments.

     The fair value of the amounts from related parties could not be estimated due to the nature of the borrowings.

     The fair values of notes payable at December 31, 1998 and 1997 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

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

  Discontinued Operation

     In September, 1998, the Board of Directors approved a plan to refocus corporate activities on the Company's core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation (see Note 14).

  Reclassification

     Certain 1997 and 1996 amounts have been reclassified in order to conform with 1998 classifications.

(3) DEFERRED TRANSACTION COSTS

     On November 5, 1997, the Board of Directors adopted a plan in which MDT would be spun-off into a newly formed and separately financed corporation. Costs relating to this transaction for legal, accounting, valuation, and consulting were deferred until the completion of the transaction. Under the plan, the company was, upon closing, to receive majority interest in this new company. Based on the decision by the Board of Directors to discontinue operations of MDT, these costs were written off in the fourth quarter of 1998.

(4) PROPERTY AND EQUIPMENT

     Property and equipment, as of December 31, 1998 and 1997 consists of the following:

                                                                1998         1997
                                                              --------    ----------
Office Computers, Software, Equipment and Furniture.........  $225,907    $  788,392
Test Equipment..............................................    60,647       114,225
Tooling Equipment...........................................    44,136        44,136
Trade Show Booth and Demonstration Equipment................   122,768       137,158
Leasehold Improvements......................................    22,122        48,783
                                                              --------    ----------
                                                               475,580     1,132,694
Less Accumulated Depreciation and Amortization..............   291,440       545,733
                                                              --------    ----------
                                                              $184,140    $  586,961
                                                              ========    ==========

(5) INTANGIBLE ASSETS

     Intangible assets, as of December 31, 1998 and 1997 consist of the following:

                                                                1998        1997
                                                              --------    --------
Capitalized patent and technology costs.....................  $365,637    $546,260
Capitalized patent costs in association with MDT Asset
  Acquisition...............................................               200,000
                                                              --------    --------
                                                               365,637     746,260
Less Accumulated Amortization...............................   128,724      91,592
                                                              --------    --------
                                                              $236,913    $654,668
                                                              ========    ========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) FINANCING ARRANGEMENTS

  Bank Credit Agreement

     The Company had an accounts receivable-based working capital bank line of credit which provided for borrowings up to $750,000 of the Company's qualified and eligible gross domestic accounts receivable at an interest rate of 1.5% of the average gross daily factoring account balance. The line of credit expired on October 23, 1998 and has not been renewed.

  Notes Payable

     Notes payable at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    -------
Notes payable, secured by equipment, interest at 11.5% to
  22%, payable in monthly installments
May 2002....................................................  $14,795    $19,781
Capital lease obligations, payable in monthly installments
  through
  February 2000.............................................              44,491
                                                              -------    -------
                                                              $14,795    $64,272
                                                              =======    =======

     The notes payable balances as of December 31, 1998 and 1997 have been classified as current liabilities since the long-term portion of the debt is not material to the accompanying consolidated balance sheet. Capital lease obligations totalling $25,552 at December 31, 1998 are included in the Net Liabilities of Discontinued Operations.

(7) NOTES PAYABLE TO RELATED PARTIES

     The Company was indebted to certain related parties for an amount totaling $112,500 at December 31, 1998 and 1997. This amount bears interest at a fixed rate of 10% annually and is due on demand.

     At December 31, 1998, the Company was indebted to four of its directors and one of its executives for an amount totaling $745,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998, and is currently in default. The remaining $95,000 is due on November 30, 1999, or upon the sale of the MDT assets. The Company granted 95,000 warrants to purchase common stock at $0.20 per share in connection with the $95,000 of indebtedness.

(8) SHAREHOLDERS' EQUITY

  During the year ended December 31, 1998, shares were issued or converted as follows:

     On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at December 31, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for the $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$3 million investment. As of December 31, 1998, $1 million of the remaining $2 million of the funding was due but had not yet been received.

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

     At December 31, 1998, 7,100 shares of the Series A Convertible Preferred Stock had been converted into a total of 4,399,522 shares of the Company's Common Stock.

     The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At December 31, 1998, dividends in arrears were $148,750.

     In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million which was being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology. However, as reported by the Company on September 25, 1998, the Company has decided to refocus on the core audio technologies and to properly position the MultiDisc assets for sale. Therefore this financing is not currently being pursued actively.

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

     All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 1998, 1997, and 1996. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above.

(10) STOCK OPTIONS

     In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 2,584,187 as of December 31, 1998. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 1998, there were 611,887 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $0.25, $1.44, and $3.24, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted -average assumptions: 1998 -- expected dividend yield 0%, risk-free interest rate of 9.0%, expected

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

volatility of 95% and an expected life of 3 years; 1997 -- expected dividend yield 0%, risk-free interest rate of 6.50%, expected volatility of 147% and an expected life of 5 years; 1996 -- expected dividend yield 0%, risk-free interest rate of 6.41%, expected volatility of 147% and an expected life of 5 years.

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

                                                1998           1997            1996
                                             -----------    -----------    ------------
Net loss -- as reported....................  $(5,792,061)   $(4,719,821)   $(25,395,170)
         -- pro forma......................   (5,792,061)    (6,408,547)    (25,954,816)
                                             ===========    ===========    ============
Basic and diluted loss per share
         -- as reported....................  $      (.29)   $      (.23)   $      (2.01)
         -- pro forma......................  $      (.29)          (.31)          (2.05)
                                             ===========    ===========    ============

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

     Stock option activity during the periods indicated is as follows:

                                                                        WEIGHTED AVERAGE
                                                            NUMBER       EXERCISE PRICE
                                                           ---------    ----------------
Options Outstanding at January 1, 1996...................  1,426,432        $ 0.864
Options Granted..........................................    715,000        $ 3.506
Options Exercised........................................   (363,033)       $ 1.070
Options Expired..........................................    (76,667)       $ 3.506
                                                           ---------
Options Outstanding at December 31, 1996.................  1,701,732        $ 2.737
Options Granted..........................................    780,000        $ 1.560
Options Exercised........................................   (339,833)       $ 1.182
Options Forfeited........................................   (286,829)       $ 3.208
                                                           ---------
Options Outstanding at December 31, 1997.................  1,855,070        $ 1.897
Options Granted..........................................    646,000        $ 0.728
Options Exercised........................................    (13,333)       $ 0.953
Options Forfeited........................................   (515,437)       $ 1.763
                                                           ---------
Options Outstanding at December 31, 1998.................  1,972,300        $ 1.515
                                                           =========

     At December 31, 1998, the exercise prices of the outstanding options ranged from $.1875 per share to $3.26 per share, and the remaining contractual life of outstanding options ranged from 14 months to 58 months.

     At December 31, 1998 and 1997, the number of options exercisable was 1,269,633 and 1,233,403, respectively, and the weighted-average exercise price of those options was $1.937 and $2.059, respectively.

     On October 30, 1998, the Compensation Committee of the Board of Directors re-priced qualified stock options to purchase 121,000 shares of common stock granted to various employees beginning in June 1995. The exercise price for these options was adjusted to $.01875 per share (the closing market price on

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 30, 1998) reducing grant date exercise prices ranging from $0.72 to $2.34 per share. Also, on November 12, 1998, the Compensation Committee of the Board of Directors re-priced qualified stock options to purchase 100,000 shares of common stock granted to an employee in March 1998. The exercise price for these options was adjusted to $0.125 per share (the closing market price on November 12, 1998) reducing the grant date exercise price from $1.18 per share. The vesting schedules and expiration dates for these options were not modified.

(11) WARRANTS

     Warrant activity for the periods indicated below is as follows:

                                                              WARRANTS     WARRANT PRICE
                                                              ---------    -------------
Warrants Outstanding at January 1, 1996.....................    780,000       $2.536
Warrants Issued.............................................    155,000       $3.553
Warrants Exercised..........................................   (646,000)      $2.645
Warrants Expired............................................   (115,000)      $3.700
                                                              ---------
Warrants Outstanding at December 31, 1996...................    174,000       $3.790
Warrants Issued.............................................  1,067,000       $1.455
Warrants Exercised..........................................   (287,250)      $1.750
Warrants Expired............................................    (19,000)      $3.800
                                                              ---------
Warrants Outstanding at December 31, 1997...................    934,750       $1.704
Warrants Issued.............................................    720,000       $1.455
Warrants Exercised..........................................    (19,000)      $1.750
Warrants Expired............................................   (903,750)      $1.706
                                                              ---------
Warrants Outstanding at December 31, 1998...................    732,000       $1.118
                                                              ---------

     All of the warrants granted in 1998, 1997 and 1996 were issued in connection with private placements except for the following: 100,000 warrants were granted in 1997 as consideration for consulting services rendered during 1997; 25,000 warrants were granted in 1998 as consideration for consulting services rendered during 1998; and 95,000 warrants were granted in 1998 in connection with a debt financing with the Company's directors. For those warrants granted as consideration for consulting services, the fair value of the consulting services was included in research and development costs in the accompanying consolidated statement of operations for the year ended December 31, 1998. At December 31, 1998 and 1997, the number of warrants exercisable was 732,000 and 934,750, respectively.

(12) INCOME TAXES

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                        1998       1997        1996
                                                       -------    -------    --------
State franchise tax..................................  $ 2,400    $ 2,856    $ 58,331
Foreign taxes........................................   35,838     57,847     252,206
                                                       -------    -------    --------
                                                       $38,238    $60,703    $310,537
                                                       =======    =======    ========

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 8.5% to 15% and are recorded as foreign tax expense when incurred. In early 1996, the Company completed the liquidation of

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Spatializer -- Yukon, a Canadian subsidiary. The liquidation resulted in a Canadian tax liability of approximately $249,000 and approximately $3,000 in minimum state taxes in 1996.

     Income tax expense for the years ended December 31, 1998, 1997 and 1996 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carryforwards for which no tax benefit has been provided.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                               1998           1997
                                                           ------------    -----------
Deferred tax assets:
  Net operating loss carryforwards.......................  $  9,475,000    $ 7,515,000
  In-process research and development costs..............       272,000        272,000
  Asset reserves.........................................       313,000         96,000
  Accrued liabilities....................................        32,000        104,000
  Property and equipment, principally due to differences
     in depreciation and capitalized interest............        20,000         25,000
  Other..................................................                       26,000
                                                           ------------    -----------
Total gross deferred tax assets..........................    10,112,000      8,038,000
Less valuation allowance.................................   (10,112,000)    (8,038,000)
                                                           ------------    -----------
Net deferred tax assets..................................  $         --    $        --
                                                           ============    ===========

     The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $2,074,000 and $1,800,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 1998 and 1997. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under section 382 of the Internal Revenue Code.

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $25,000,000 which are available to offset future federal taxable income, if any, through 2013. In addition, the Company has foreign tax and general business credit carryforwards of $179,000 and $188,000 respectively.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) SEGMENT REPORTING

     The following table presents information about reported segment losses and segment assets as of and for the years ended December 31, 1997 and 1996:

                                        1997                                     1996
                       --------------------------------------   ---------------------------------------
                                                    SEGMENT                                   SEGMENT
                          DPI           MDT          TOTAL          DPI           MDT          TOTAL
                       ----------   -----------   -----------   -----------   -----------   -----------
Revenues from
  External
  Customers..........  $2,781,233   $        --   $ 2,781,233   $ 2,024,187   $        --   $ 2,024,187
Interest Income......         758         3,145         3,904         3,271         3,056         6,327
Interest Expense.....     (12,483)       (5,353)      (17,836)      (13,282)         (208)      (13,490)
Depreciation and
  Amortization.......     134,905       154,730       289,635       134,720        44,034       178,754
In Process Research
  and Development....          --            --            --            --       679,684       679,684
Segment Profit.......    (645,412)   (3,793,522)   (4,438,934)   (2,233,252)   (1,648,059)   (3,881,311)
Segment Assets.......     616,563       780,189     1,396,752     1,698,660       607,850     2,306,510
Expenditures for
  Segment Assets.....      34,819       317,808       352,627        80,577       143,382       223,959
                       ----------   -----------   -----------   -----------   -----------   -----------

     The following is a reconciliation of reportable segment loss and assets, to the Company's consolidated totals.

                                                              1997            1996
                                                           -----------    ------------
LOSS:
Total loss for reportable segments.......................  $(4,438,934)   $ (3,881,311)
Compensation Expense (Note 9)............................                  (20,218,450)
Other Corporate Expenses.................................     (280,887)     (1,295,409)
                                                           -----------    ------------
Total Net Loss...........................................  $(4,719,821)   $(25,395,170)
                                                           ===========    ============
ASSETS:
Total assets for reportable segments.....................  $ 1,396,752    $  2,306,510
Corporate assets.........................................    1,768,362       1,834,685
                                                           -----------    ------------
Consolidated Total.......................................  $ 3,165,114    $  4,141,195
                                                           ===========    ============

     The revenues for the year ended December 31, 1998 include revenues from two major customers each of whom represent 56% and 18%, respectively, of total revenues. The revenues for the year ended December 31, 1997 include revenues from two major customers, each of whom represent 58% and 16%, respectively, of total revenues. The revenues for the year ended December 31, 1996 include revenues from four major customers, each of whom represent 25%, 24%, 14% and 12%, respectively, of total revenues.

(14) DISCONTINUED OPERATION

     On September 25, 1998, the Board of Directors determined that it would be unable to raise the necessary capital required to properly commercialize the MDT technology. Therefore, the Company ceased funding the operations of MDT and is actively seeking to sell the assets and technology. All employees of MDT have been terminated and the Company has vacated the MDT facilities.

     Based on this action, the Company is treating MDT as a discontinued operation. Accordingly, the balance sheet and statement of operations of MDT are not consolidated in the continuing operations of the

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company, but rather are disclosed as Net Liabilities of Discontinued Operation and Loss From Discontinued Operation, respectively.

     The Net Liabilities of Discontinued Operation at December 31, 1998 are comprised of the following:

Current assets..............................................  $  23,052
Property and equipment, net.................................    122,698
Patents.....................................................    637,388
Accounts payable............................................   (277,696)
Accrued expenses............................................   (230,643)
Notes payable...............................................    (25,552)
                                                              ---------
                                                                249,247
Valuation adjustments.......................................   (783,138)
                                                              ---------
Net liabilities of discontinued operations..................  $(533,891)
                                                              =========

     Summary of operating results of the discontinued operation was as follows:

                                                       1998           1997
                                                    -----------    -----------
License revenue...................................  $    50,000    $       -0-
Costs and expenses................................   (2,177,396)    (3,799,150)
                                                    -----------    -----------
Loss from discontinued operation before loss on
  disposal........................................   (2,127,396)    (3,799,150)
Loss on disposal..................................   (1,574,203)
                                                    -----------    -----------
Loss from discontinued operation..................  $(3,701,599)   $(3,799,150)
                                                    ===========    ===========

(15) COMMITMENTS AND CONTINGENCIES

  Legal

     In the Fall of 1994, QSound Labs, Inc. ("QSound") advised MEC that, in its view, the Spatializer technology infringed certain U.S. patents held by QSound. In October 1994 the Company and DPI initiated a proceeding against QSound seeking a determination that the technology did not infringe on Qsound's patents and other relief.

     On August 29, 1996 the Court granted the Company's summary judgment motion of non-infringement in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound. In September, 1998, the U.S. Court of Appeals for the Federal Court upheld the U.S. District Court's ruling of August 1996, finding in favor of DPI and the Company on all aspects of the appeal.

     In granting the Company's summary judgment motion, the Court found that the Company's IC (Integrated Circuit) does not infringe the QSound patent and denied QSound's motion with respect to infringement. The Company's claim that the QSound patent is invalid was not decided and, since the issues which the Court would need to consider on the patent invalidity claim are similar to certain issues considered in the infringement claim, QSound was granted the right to immediately appeal the denial of its motion and trial on the invalidity issue was deferred until after that appeal. In substance, the Court's finding confirms the Company's position that there is no infringement by the Company's IC of any patent held by QSound and that the claims by QSound were without merit. Qsound has not appealed and the Company is not pursuing its other claims at the present time.

     In December 1998, a complaint was filed in the United States District Court for the Northern District of New York, by Alexander, Wescott & Co., Inc., against the Company alleging breach of contract and seeking fees from the Company based on its claim that the amounts were due for arranging a financing. The action

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

also seeks attorneys' fees, interest and the costs of suit. The Company has filed a motion to dismiss the action. The motion is pending.

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,953.94 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims.

     In connection with the downsizing of the Company, a number of employees have been terminated and have filed various employment and compensation related claims with the various State labor authorities which claims are pending resolution and funding if Company resources allow. The Company also anticipates that, from time to time, it may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

  Operating Lease Commitments

     The Company is obligated for future minimum rental payments for all operating leases of approximately $105,000 during the year ended December 31, 1999. Rent expense amounted to approximately $251,000, $238,000 and $197,000 for years ended December 31, 1998, 1997 and 1996 respectively.

(16) FOURTH QUARTER ADJUSTMENTS

     During the quarter ended December 31, 1998, the Company recorded non-recurring adjustments which reduced net assets and increased the net loss by approximately $1,323,000. These adjustments relate to reflecting MDT as a discontinued operation ($855,000), the write-off of deferred transaction costs ($218,000) and restructuring costs ($250,000).

(17) MANAGEMENT PLANS

     The Company has implemented significant cost reductions in its continuing operations. Management believes that the proceeds from the sale of MDT, new contracts in 1999 and continuing royalty revenues may not be adequate to finance the 1999 cash flow requirements. Additional debt or equity financing will be required. Management has developed plans which include, but are not limited to, merging with another company and obtaining additional debt or equity financing.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE -- NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to both the directors and executive officers of the Company:

               NAME                  AGE                         POSITION
               ----                  ---                         --------
NOMINEES FOR TERMS ENDING IN 2001:
James D. Pace......................  43   Director -- 2/95 to date.
                                          Member of Compensation Committee -- 2/95 to date.
Gilbert N. Segel...................  66   Director -- 5/95 to date.
                                          Member of Audit Committee -- 5/95 to date.
                                          Member of Compensation Committee -- 5/95 to date.

NOMINEES FOR TERMS ENDING IN 2000:
Jerold H. Rubinstein...............  60   Director -- 8/91 to date.
                                          Member of Audit Committee -- 8/91 to date.
Stephen W. Desper..................  56   Director -- 7/92 to date.
                                          Chairman of the Board -- 7/92 to 12/95.
                                          Vice Chairman of the Board -- 12/95 to date.
                                          Principal Holder.
Steven D. Gershick.................  44   Director -- 7/92 to date.
                                          Chairman of the Board -- 12/95 to date.
                                          President and Chief Executive Officer -- 7/92 to 9/98.
                                          President of Operating Subsidiary Desper Products,
                                          Inc. ("DPI") -- 3/97 to 1/98.
                                          Chief Executive Officer of DPI -- 10/91 to 9/98.
                                          President of Operating Subsidiary MultiDisc
                                          Technologies, Inc. ("MDT") -- 9/97 to 9/98.
                                          Chief Executive Officer of MDT -- 6/96 to 9/98.

NOMINEES FOR TERMS ENDING IN 1999:
Carlo Civelli......................  50   Director -- 3/93 to date.
                                          Vice President Finance, Europe -- 8/91 to 3/95.
                                          Principal Holder.
Scot E. Land.......................  44   Director

EXECUTIVE OFFICERS:
Michael Bolcerek...................  35   President of Operating Subsidiary Desper Products,
                                          Inc. ("DPI") -- 1/98 to 9/98.
                                          Chief Financial Officer/V.P. Finance -- 6/97 to 3/98.
Henry R. Mandell...................  42   Interim Chief Executive Officer -- 9/98 to date Chief
                                          Financial Officer -- 3/98 to date.

     JAMES D. PACE. Director since February 1995. Director of DPI since July 1992. For more than the last twelve years, Mr. Pace has specialized in the introduction and distribution of new technologies into the professional recording and film industries. He is an electronics engineer with broad experience in recording and live sound reinforcement.

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

     STEVEN D. GERSHICK. Chairman of the Board, President and Chief Executive Officer. Director since July 1992. Resigned all positions except Chairman of the Board, September 1998. Since December 1995, Chairman of Spatializer Audio Laboratories, Inc. Certified Public Accountant, KPMG Peat Marwick from May 1977 through June, 1980. From 1981 through September, 1991, the principal of a Certified Public Accounting firm specializing in business consulting and entertainment business management. Since October 1, 1991, CEO of DPI. From October, 1991 to June, 1996, President of DPI. From March 1997 to January 1998, resumed role as President of DPI. Since June 1996, CEO of MDT. President of MDT since September 1997. Since December 1991, President and CEO of Spatializer Audio Laboratories, Inc. Practicing C.P.A. to October 1991.

     CARLO CIVELLI. Director since March 1993. VP Finance -- Europe from August 1991 to March 1995. Has extensive experience in financing emerging public companies. Managing director of Clarion Finanz AG, Zurich, Switzerland, for more than the last five years. Director and Financial Consultant to Clarion Finanz AG.

     SCOT E. LAND. Director since April 1997, resigned March 1999. Managing Director of EnCompass Group, Inc. 1997 to date. Senior Technology Analyst with Microsoft Corporation 1994 to 1997. From 1993 to 1994, Mr. Land was Vice President of First Marathon Securities, Toronto, Canada with responsibilities in Research and Investment Banking, specializing in High Technology. During this same time, Mr. Land was an advisor to Microsoft Corporation on matters related to strategic planning and competitive product assessment. From 1988 to 1993, Mr. Land was President and CEO of InVision Technologies, Foster City, California. Mr. Land is on the Board of Directors of several private technology companies and non-profit organizations.

     MICHAEL BOLCEREK. President of DPI since January, 1998, resigned September 1998 Chief Financial Officer and Vice President of Finance June 1997 to March 1998. Controller of Nokia Display Products, Inc. 1995 to 1996. Treasurer and Acting Chief Financial Officer for Axil Computer, Inc. 1994 to 1995. Assistant Treasurer for NeXT Computer, Inc. 1992 to 1993. Manager of U.S. Treasury Operations for NeXT Computer, Inc. 1991 to 1992. Previously worked for Oracle Corporation in various management positions from 1987 to 1991.

     HENRY R. MANDELL. Interim Chief Executive Officer since September 1998. Chief Financial Officer and Senior Vice President, Finance since March 1998. Executive Vice President and Chief Financial Officer of The Sirena Apparel Group, Inc. from November 1990 to January, 1998. Senior Vice President of Finance and Administration for Media Home Entertainment, Inc. from April 1985 to November 1990. Director of Finance and Accounting for Oak Media Corporation from June 1982 to April 1985. Senior Corporate Auditor for Twentieth Century Fox Film Corporation from June 1981 to June 1982. Senior Auditor for Arthur Young and Company from August 1978 to June 1981, where he qualified as a Certified Public Accountant.

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

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM COMPENSATION
                                                                         -----------------------------------
                                                                                  AWARDS             PAYOUTS
                                                                         ------------------------    -------
                                                                         SECURITIES
                                                                           UNDER
                                                                          OPTIONS/     RESTRICTED
                                            ANNUAL COMPENSATION             SARS         STOCK
                                      -------------------------------     GRANTED        AWARDS       LTIP
NAME AND PRINCIPAL POSITION  YEAR      SALARY      BONUS       OTHER        (#)           ($)        PAYOUTS
---------------------------  -----    --------    --------    -------    ----------    ----------    -------
Henry R. Mandell(1)........  12/98    $105,833    $     --    $ 6,750     500,000         N/A         N/A
Interim Chief Executive
Officer
Steven D. Gershick(1)......  12/98    $211,635    $ 12,000    $ 6,923         N/A         N/A         N/A
Chairman of the Board,       12/97    $175,000    $ 44,250    $ 9,000      50,000         N/A         N/A
President and CEO            12/96    $150,000    $ 37,500    $ 8,607      50,000      See note 6     N/A
Eric Rene Bos(2)...........  12/98    $120,000    $ 75,000        N/A         N/A         N/A         N/A
Vice President, Product      12/97    $120,000    $136,500    N/A10,000       N/A(5)      N/A         N/A
Development for MDT          12/96    $ 60,000    $ 26,500    $            25,000         N/A         N/A
Robert L. Montelius(2).....  12/98    $120,000    $ 75,000        N/A         N/A         N/A         N/A
Vice President, Engineering  12/97    $120,000    $136,500        N/A         N/A(5)      N/A         N/A
for MDT                      12/96    $ 60,000    $ 26,500    $10,000      25,000         N/A         N/A
Theodore C. Tanner(3)......  12/98    $122,427    $     --    $ 4,800      50,000         N/A         N/A
Vice President,              12/97    $ 98,770    $ 13,000    $ 6,000      15,000(4)      N/A         N/A
Engineering for DPI          12/96    $ 64,675    $ 15,500        N/A      45,000(4)   See note 6     N/A
Peter S. Birch.............  12/98    $129,654    $     --    $ 5,400      30,000         N/A         N/A
Sr. Vice President, Sales
and Marketing for DPI

---------------
(1) Mr. Mandell became an employee of the Company in March, 1998. He became Interim Chief Executive Officer of the Company on September 25, 1998, concurrent with the effective date of Mr. Gershick's resignation as President and Chief Executive Officer.

(2) Mssrs. Bos and Montelius became employees upon the Company's acquisition of MultiDisc Technologies, Inc. in June, 1996.

(3) Mr. Tanner became an employee of DPI in March, 1996.

(4) The exercise price for these options was adjusted to the closing market price on July 18, 1997.

(5) The exercise price for these options was adjusted to the closing market price on December 12, 1997.

(6) On September 2, 1996, Steven D. Gershick and Theodore Tanner received performance shares which were transferred from prior holders based on a previous understanding that those shares were held for their benefit. Based on the market closing price of $4.25 on September 2, 1996, the value of the shares they received was $636,405 for Mr. Gershick and $63,640 for Mr. Tanner. On June 22, 1997, 5% of the 5,776,700 originally issued performance shares were released from escrow in accordance with the escrow arrangement. On June 22, 1998 another 5% of the 5,776,700 originally issued performance shares were released from escrow in accordance with the escrow arrangement. As a result, as of December 31, 1998, 5,104,530 of the originally issued performance shares remained outstanding which, based on the $0.125 year end closing price of the stock, were valued at $638,066. Unless released earlier based on cumulative positive cash flow of $.6285 Cdn. per share, the remainder of these shares will vest based on the following schedule: 10% June, 1999; 20% June, 2000; 30% June 2001; and, 30% June, 2002.

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

                                                                                                                  ALTERNATIVE
                                                                                                                      TO
                                                                                                                  REALIZABLE
                                                INDIVIDUAL GRANTS                                                    VALUE:
                      ---------------------------------------------------------------------                          GRANT
                                     % OF                          MARKET                         POTENTIAL          VALUE
                                     TOTAL                        VALUE OF                       REALIZABLE           TO
                                   OPTIONS/                      SECURITIES                   VALUE AT ASSUMED    REALIZABLE
                                     SARS                        UNDERLYING                     ANNUAL RATES         DATE
                      SECURITIES    GRANTED                       OPTIONS/                     OF STOCK PRICE     -----------
                        UNDER         TO                          SARS ON                     APPRECIATION FOR       GRANT
                       OPTIONS/    EMPLOYEES   EXERCISE OR        DATE OF                        OPTION TERM         DATE
                         SARS      IN FISCAL    BASE PRICE         GRANT         EXPIRATION   -----------------     PRESENT
                       GRANTED       YEAR      ($/SECURITY)     ($/SECURITY)        DATE       5%($)    10%($)      VALUE $
                      ----------   ---------   ------------     ------------     ----------   -------   -------   -----------
Henry R. Mandell.....  100,000       15.5%     $ 0.125/shr(1)   $ 0.125/shr(1)    3/23/03     $   625   $ 1,250       $ 0
                       150,000       23.2%     $  0.50/shr      $ 0.125/shr      11/12/03     $ 3,750   $ 7,500       $ 0
                       250,000       38.7%     $  1.00/shr      $ 0.125/shr      11/12/03     $12,500   $25,000       $ 0
Steven D. Gershick...      N/A        N/A              N/A              N/A         N/A           N/A       N/A       N/A
Eric Rene Bos........      N/A        N/A              N/A              N/A         N/A           N/A       N/A       N/A
Robert L.
  Montelius..........      N/A        N/A              N/A              N/A         N/A           N/A       N/A       N/A
Theodore C. Tanner...   50,000        7.7%     $  2.13/shr      $  2.13/shr       2/02/03     $ 5,325   $10,650       $ 0
Peter S. Birch.......   20,000        3.1%     $0.1875/shr(2)   $0.1875/shr(2)    1/16/03     $   188   $   375       $ 0
                        10,000        1.5%     $0.1875/shr      $0.1875/shr      10/30/03     $    94   $   188       $ 0

---------------
(1) Repriced from $1.18 per share effective November 12, 1998.

(2) Repriced from $1.62 per share effective October 30, 1998.

            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FINANCIAL YEAR
                    AND FINANCIAL YEAR-END OPTION/SAR VALUES

     The following table (presented in accordance with the Exchange Act and the Regulations) sets forth details of all exercises of stock options/SARs during the most recently completed financial year by each of the Named Executive Officers and the financial year-end value of unexercised options/SARs on an aggregated basis:

                                                                                   VALUE OF UNEXERCISED
                               SECURITIES     AGGREGATE       UNEXERCISED        IN-THE-MONEY OPTIONS/SARS
                                ACQUIRED        VALUE         OPTIONS/SARS         AT FISCAL YEAR-END($)
            NAME               ON EXERCISE    REALIZED     AT FISCAL YEAR-END    EXERCISABLE/UNEXERCISABLE
            ----               -----------    ---------    ------------------    -------------------------
Henry R. Mandell.............      N/A         N/A              500,000                    $0/$0
Steven D. Gershick...........      N/A         N/A              333,000                    $0/$0
Eric Rene Bos................      N/A         N/A               25,000                    $0/$0
Robert L. Montelius..........      N/A         N/A               25,000                    $0/$0
Theodore C. Tanner...........      N/A         N/A              110,000                    $0/$0
Peter S. Birch...............      N/A         N/A               30,000                    $0/$0

                         TEN-YEAR OPTION/SAR REPRICINGS

     The following table (presented in accordance with the Exchange Act and the Regulations) sets forth details of all repricings of stock options/SARs during the most recently completed financial year by each of the Named Executive
Officers:

                                          NUMBER OF        MARKET                                  LENGTH OF
                                          SECURITIES      PRICE OF       EXERCISE                ORIGINAL TERM
                                          UNDERLYING      STOCK AT       PRICE AT                REMAINING AT
                                         OPTIONS/SARS     TIME OF        TIME OF        NEW         DATE OF
                                         REPRICED OR    REPRICING OR   REPRICING OR   EXERCISE   REPRICING OR
            NAME                DATE       AMENDED       AMENDMENT      AMENDMENT      PRICE       AMENDMENT
            ----              --------   ------------   ------------   ------------   --------   -------------
Henry R. Mandell............  11/12/98     100,000        $ 0.125         $1.18       $ 0.125    4 yrs 4 mths
Steven D. Gershick..........       N/A         N/A            N/A           N/A           N/A        N/A
Eric Rene Bos...............       N/A         N/A            N/A           N/A           N/A        N/A
Robert L. Montelius.........       N/A         N/A            N/A           N/A           N/A        N/A
Theodore C. Tanner..........       N/A         N/A            N/A           N/A           N/A        N/A
Peter S. Birch..............  10/30/98      20,000        $0.1875         $1.62       $0.1875    4 yrs 2 mths

     The above referenced stock option repricings were effected to bring the exercise prices down to reflect the current market price in order to properly incentivize the option holders. The modifications to the exercise prices effected on October 30, 1998 were generally applied to all Spatializer and DPI employees whose option exercise prices were above the then current market price. The modifications to the exercise prices effected on November 12, 1998 were generally applied to the interim chief executive officer whose option exercise prices were above the then current market price.

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

     As of January 1, 1995, the annual salary for Steven D. Gershick was increased to $150,000. As of January 1, 1997, the annual salary for Mr. Gershick was again increased to $175,000. As of January 1, 1998 the annual salary for Mr. Gershick was decreased to $65,000, with an additional annual salary of $175,000 to be paid to Mr. Gershick directly from MultiDisc Technologies, Inc. Mr. Gershick resigned as President and Chief Executive Officer in September 1998.

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

     In May 1997, the Company notified Mssrs. Bos and Montelius that it did not intend to renew their agreements beyond December 1997. In September 1997, the Company notified both parties that it would extend their agreements through June 1998.

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

     As of May 16, 1997, the annual salary for Mr. Tanner was increased to $100,000. As of July 1, 1997, the annual salary for Mr. Tanner was again increased to $110,000. As of July 31, 1998, Mr. Tanner's annual salary was increased to $130,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information (except as otherwise indicated by footnote) as to shares of Common Stock owned as of March 31, 1999 by, or which can be acquired in sixty days, (i) each person known by management to beneficially own more than five percent (5%) of the Company's outstanding Common Stock, (ii) each of the Company's directors and nominees for election as directors, and (iii) all executive officers, directors and nominees for election as directors as a group:

                                                               AMOUNT AND NATURE
         NAME AND ADDRESS OF BENEFICIAL OWNER(1)            OF BENEFICIAL OWNERSHIP    PERCENT OF CLASS
         ---------------------------------------            -----------------------    ----------------
DIRECTORS
Carlo Civelli(2)(5).......................................         4,070,958                 13.8%
Stephen W. Desper(3)(5)...................................         1,976,128                  6.7%
Steven D. Gershick(5).....................................         1,176,144                  4.0%
James D. Pace(4)(5).......................................           326,997                  1.1%
Jerold H. Rubinstein(5)...................................           250,000                    *
Gilbert N. Segel(5).......................................           220,000                    *
Scot E. Land..............................................            63,947                    *

NAMED EXECUTIVE OFFICERS
Henry R. Mandell..........................................            33,333                    *
Eric Rene Bos.............................................            16,667                    *
Robert Montelius..........................................            16,667                    *
Theodore Tanner(5)........................................            71,667                    *
Peter S. Birch............................................             6,667
All directors and executive officers as a group (12                8,229,174                 27.9%
  persons)(5)(6)..........................................

---------------
 * Indicates that the percentage of shares beneficially owned does not exceed one percent (1%) of the class.

(1) Each of the persons named can be reached at the Company's offices at 20700 Ventura Boulevard, Suite 140, Woodland Hills, California, 91364, except for Carlo Civelli, whose address is Seefeld-strasse 214, 8034 Zurich, Switzerland. The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

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

(5) Includes an aggregate of 4,109,127 escrowed performance shares held as of March 31, 1999 as follows: Carlo Civelli, 1,251,792 shares; Jerold H. Rubinstein, 135,000 shares; Stephen W. Desper, 1,736,708 shares; Steven D. Gershick, 758,830 shares; James D. Pace, 114,297 shares; Gilbert N. Segel, 99,000 shares; Theodore Tanner, 13,500 shares.

(6) Includes options to purchase 1,116,800 shares exercisable at various prices from $0.125 to $3.26 per share, and expiring on various dates from February, 2000 to March, 2003.

(7) Included in the denominator of this percent of class calculation are 732,000 warrants and 1,344,633 options which are exercisable as of March 31, 1999, or within 60 days subsequent to March 31, 1999, but are not in-the-money as of March 31, 1999.

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

     At December 31, 1998, the Company was indebted to four of its directors and one of its executives for an amount totaling $745,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998, and is currently in default. The remaining $95,000 is due on November 30, 1999, or upon the sale of the MDT assets. The Company granted 95,000 warrants to purchase common stock at $0.20 per share in connection with the $95,000 of indebtedness.

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

                                    PART IV

ITEM 14. EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   2.1*       Desper-Spatializer Reorganization Agreement dated January
              29, 1992. (Incorporated by reference to the Company's
              Registration Statement on Form S-1, Registration No.
              33-90532, effective August 21, 1995.)
   2.2*       Arrangement Agreement dated as of March 4, 1994 among
              Spatializer-Yukon, DPI and Spatializer-Delaware.
              (Incorporated by reference to the Company's Registration
              Statement on Form S-1, Registration No. 33-90532, effective
              August 21, 1995.)
   3.1*       Certificate of Incorporation of Spatializer-Delaware as
              filed February 28, 1994. (Incorporated by reference to the
              Company's Registration Statement on Form S-1, Registration
              No. 33-90532, effective August 21, 1995.)
   3.2*       Amended and Restated Bylaws of Spatializer-Delaware.
              (Incorporated by reference to the Company's Registration
              Statement on Form S-1, Registration No. 33-90532, effective
              August 21, 1995.)
   4.1*       Form of Subscription Agreement for August 1994 Private
              Placement. (Incorporated by reference to the Company's
              Registration Statement on Form S-1, Registration No.
              33-90532, effective August 21, 1995.)
   4.2*       Form of Subscription Agreement for November 1994 Private
              Placement. (Incorporated by reference to the Company's
              Registration Statement on Form S-1, Registration No.
              33-90532, effective August 21, 1995.)
   4.3*       Form of Spatializer-Yukon Incentive Stock Option Agreement.
              (Incorporated by reference to the Company's Registration
              Statement on Form S-1, Registration No. 33-90532, effective
              August 21, 1995.)
   4.4*       Spatializer-Delaware Incentive Stock Option Plan (1995
              Plan). (Incorporated by reference to the Company's
              Registration Statement on Form S-1, Registration No.
              33-90532, effective August 21, 1995.)
   4.5*       Performance Share Escrow Agreements dated June 22, 1992
              among Montreal Trust Company of Canada, Spatializer-Yukon
              and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by
              reference to the Company's Registration Statement on Form
              S-1, Registration No. 33-90532, effective August 21, 1995.)
   4.6*       Spatializer-Delaware 1996 Incentive Plan (Incorporated by
              reference to the Company's Proxy Statement dated June 25,
              1996 and previously filed with the Commission.)
   4.7*       Form of Subscription Agreement for 1995 Private Placements.
              (Incorporated by reference to the Company's Registration
              Statement on Form S-1, Registration No. 33-90532, effective
              August 21, 1995.)
   4.8*       Form of Subscription Agreement and Warrant Agreement for
              March 7, 1997 Private Placement. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year
              ended December 31, 1997.)
   4.9*       Modification Agreement for Escrowed Performance Shares.
              (Incorporated by reference to the Company's Definitive Proxy
              Statement dated June 28, 1996 and previously filed with the
              Commission.)
   4.10*      Subscription Agreement for April 1998 Private Placement.
              (Incorporated by reference to the Company's Registration
              Statement on Form S-3, Registrations No. 333-52863, filed
              May 15, 1998.)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
  10.1***     License Agreement dated June 29, 1994 between DPI and MEC.
              (Incorporated by reference to the Company's Registration
              Statement on Form S-1, Registration No. 33-90532, effective
              August 21, 1995.)
  10.2***     License Agreement dated November 11, 1994 between DPI and
              ESS. (Incorporated by reference to the Company's
              Registration Statement on Form S-1, Registration No.
              33-90532, effective August 21, 1995.)
  10.3*       License Agreement dated June 10, 1994 between Joel Cohen and
              DPI. (Incorporated by reference to the Company's
              Registration Statement on Form S-1, Registration No.
              33-90532, effective August 21, 1995.)
  11.1        Statement re: computation of per share earnings.
  21.1        Schedule of Subsidiaries of the Company.

---------------
*   Previously filed.

**  To be filed by amendment.

*** Portions subject to request for confidential treatment. The confidential portions omitted have been filed separately with the Commission.

    [All schedules have been omitted because they are not applicable, not required, or the information is included elsewhere in the statements or notes thereto. The Registrant filed no reports on Form 8-K for the fiscal quarter ended December 31, 1998.]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1999

                                          SPATIALIZER AUDIO LABORATORIES, INC.
                                          (Registrant)

                                          /s/ HENRY R. MANDELL
                                          --------------------------------------
                                          Henry R. Mandell
                                          Interim Chief Executive Officer &
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

                    NAME                                       TITLE                         DATE
                    ----                                       -----                         ----
           /s/ STEVEN D. GERSHICK                      Chairman of the Board            April 14, 1999
---------------------------------------------
             Steven D. Gershick

              /s/ CARLO CIVELLI                              Director                   April 14, 1999
---------------------------------------------
                Carlo Civelli

            /s/ STEPHEN W. DESPER                            Director                   April 14, 1999
---------------------------------------------
              Stephen W. Desper

              /s/ JAMES D. PACE                              Director                   April 14, 1999
---------------------------------------------
                James D. Pace

          /s/ JEROLD H. RUBINSTEIN                           Director                   April 14, 1999
---------------------------------------------
            Jerold H. Rubinstein

            /s/ GILBERT N. SEGEL                             Director                   April 14, 1999
---------------------------------------------
              Gilbert N. Segel