Form 10-Q
period 1999-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 1999-05-10
CIK 890821

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

(MARK ONE)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended:  MARCH 31, 1999

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

                                 YES [X] NO [ ]

As of April 27, 1999 there were 27,414,176 shares of the Registrant's Common Stock outstanding.


================================================================================

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                MARCH 31,           DECEMBER 31,
                                                                  1999                  1998
                                                              ------------          ------------
                                                              (unaudited)
Current Assets:
     Cash and Cash Equivalents                                $     43,855          $    264,054
     Accounts Receivable, net                                      106,107               134,633
     Employee Advances                                               9,595                    --
     Inventory                                                       7,250                 7,993
     Prepaid Expenses and Deposits                                  77,889                65,718
     Deferred Transaction Costs                                         --                    --
                                                              ------------          ------------
Total Current Assets                                               244,696               472,398

Property and Equipment, net                                        185,709               184,140
Capitalized Patent and Technology Costs, net                       221,816               236,913
                                                              ------------          ------------

Total Assets                                                  $    652,221          $    893,451
                                                              ============          ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Bank Line of Credit Payable                              $         --          $         --
     Notes Payable                                                  89,795                14,795
     Notes Payable to Related Parties                              857,500               857,500
     Accounts Payable                                              390,506               335,784
     Accrued Wages and Benefits                                     68,705                84,423
     Accrued Expenses                                              265,337               370,548
     Deferred Income                                                    --               250,000
     Net Liabilities of Discontinued Operation                     531,624               533,891
                                                              ------------          ------------
Total Current Liabilities                                        2,203,467             2,446,941

Shareholders' Equity:
     Series A, 7% Convertible Preferred shares,
          $.01 par value, 1,000,000 shares
        authorized, 49,830 and 52,900 shares
        issued and outstanding at March 31, 1999
        and December 31, 1998, respectively                            498                   529
     Common shares, $.01 par value, 50,000,000 shares
        authorized, 27,414,176 and 25,841,867 shares
        issued and outstanding at March 31, 1999 and
        December 31, 1998, respectively                            274,141               258,418
     Additional Paid-In Capital                                 44,134,809            44,150,501
     Accumulated Deficit                                       (45,960,694)          (45,962,938)
                                                              ------------          ------------
Total Shareholders' (Deficit)                                   (1,551,246)           (1,553,490)
                                                              ------------          ------------
                                                              $    652,221          $    893,451
                                                              ============          ============

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                             FOR THE THREE MONTH PERIOD ENDED
                                           ----------------------------------
                                             MARCH 31,             MARCH 31,
                                               1999                  1998
                                           ------------          ------------

Revenues:
  License Revenues                         $         --          $         --
  Royalty Revenues                              357,930               516,344
  Product Revenues                                   --                 7,065
                                           ------------          ------------
                                                357,930               523,409

Cost of Revenues                                    835                20,359
                                           ------------          ------------
Gross Profit                                    357,095               503,050
Operating Expenses:
  General and Administrative                    104,168               440,122
  Research and Development                      157,719               599,537
  Sales and Marketing                            73,162               361,473
                                           ------------          ------------
                                                335,049             1,401,132
                                           ------------          ------------
Operating Profit (Loss)                          22,046              (898,082)

Interest and Other Income                         2,755                 1,079
Interest and Other Expense                      (21,557)              (12,057)
                                           ------------          ------------
                                                (18,802)              (10,978)
                                           ------------          ------------
Income(Loss) Before Income Taxes                  3,244              (909,060)
Income Taxes                                     (1,000)              (11,152)
                                           ------------          ------------

Net Income (Loss)                          $      2,244          $   (920,212)
                                           ============          ============

Basic and Diluted Income(Loss) Per         $         --          $      (0.04)
                                           ============          ============

Weighted Average Shares
   Outstanding                               27,414,148            21,418,160
                                           ============          ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                    THREE  MONTHS ENDED
                                                                          MARCH 31,
                                                                ----------------------------
                                                                   1999               1998
                                                                ---------          ---------
Cash flows from operating activities:
    Net Income ( Loss)                                          $   2,244          $(920,212)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and Amortization                                  10,425             58,074
    Options Issued for Services                                        --             34,311
Net change in Assets and Liabilities:
    Accounts Receivable and Employee Advances                      18,931            245,581
    Inventory                                                         743              1,950
    Prepaid Expenses and Deposits                                 (12,171)           (60,172)
    Accounts Payable                                               54,722             95,775
    Other Assets                                                       --            (35,765)
    Deferred Revenue                                             (250,000)                --
    Changes in Discontinued Operation                              (2,267)                --
    Accrued Liabilities                                          (120,929)           (16,428)
                                                                ---------          ---------
Net Cash Used In Operating Activities                            (298,305)          (596,886)
                                                                ---------          ---------
Cash Flows from Investing Activities:
    Purchase of Property and Equipment                             (1,894)           (12,880)
    Increase in Capitalized Patent and Technology Costs             5,000            (73,580)
                                                                ---------          ---------
Net Cash Used in Investing Activities                               3,106            (86,460)
                                                                ---------          ---------
Cash flows from Financing Activities:
    Issuance of Preferred Shares, Net                                  --                 --
    Issuance of Common Shares, Net                                     --                 --
    Exercise of Options                                                --             12,704
    Exercise of Warrants                                               --                 --
    Issuance of Notes Payable                                      75,000                 --
    Issuance of Related Party Payable                                  --            650,000
    Repayment of Bank Line of Credit                                   --           (400,000)
    Repayment of Notes Payable                                         --             (5,728)
                                                                ---------          ---------
Net Cash Provided by Financing Activities                          75,000            256,976
                                                                ---------          ---------
Increase (Decrease) in Cash and Cash Equivalents                 (220,199)          (426,370)

Cash and Cash Equivalents, Beginning of Period                    264,054            577,413
                                                                ---------          ---------

Cash and Cash Equivalents, End of Period                        $  43,855          $ 151,043
                                                                =========          =========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for:
    Interest                                                    $      --          $  12,057

                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                   SERIES A, 7% CONVERTIBLE
                                        PREFERRED SHARES            COMMON SHARES
                                        ----------------            -------------
                                                                                      ADDITIONAL                        TOTAL
                                     NUMBER OF               NUMBER OF                   PAID-        ACCUMULATED    SHAREHOLDERS'
                                      SHARES    PAR VALUE     SHARES     PAR VALUE    IN-CAPITAL        DEFICIT         EQUITY
                                     ---------  ---------  -----------  -----------  ------------    ------------    ------------

Balance, December 31, 1998            52,900    $  529      25,841,867   $ 258,418   $ 44,150,501    $(45,962,938)   $ (1,553,490)

Issuance of Preferred Shares, Net         --        --              --          --             --              --              --
Options Exercised                         --        --              --          --             --              --              --
Warrants Exercised                        --        --              --          --             --              --              --
Options Issued for Services               --        --              --          --             --              --              --
Conversion of Preferred Shares, Net   (3,070)      (31)      1,572,309      15,723        (15,692)             --              --
Net Income (Loss)                         --        --              --          --             --           2,244           2,244

                                    --------    ------     -----------   ---------   ------------    ------------    ------------
Balance, March 31, 1999               49,830    $  498      27,414,176   $ 274,141   $ 44,134,809    $(45,960,694)   $ (1,551,246)
                                    ========    ======     ===========   =========   ============    ============    ============

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

The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") was in the business of developing scaleable, modular compact disc ("CD") and digital versatile disc ("DVD") server technologies associated with a network based CD / DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets are being marketed for sale.

The Company has experienced significant operating losses over the past several years. In addition, the Company has negative working capital of $ 1,959,000 and shareholder's deficit of $ 1,551,000 at March 31, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Accordingly, your attention is directed to footnote disclosures found in the December 31, 1998 Annual Report and particularly to Note 1 which includes a summary of significant accounting policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company accrues revenues based on licensee royalty reports, management estimates and reports from third parties. While management endeavors to minimize the use of estimates, any deviation from estimates utilized are adjusted in the subsequent quarter. Royalty income reported is based on the shipment of product incorporating the related technology by the original equipment manufacturer or foundries.

Research and Development Expenditures
The Company expenses research and development expenditures as incurred.

(3) LOSS PER SHARE


On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings
(loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 1999 and 1998 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:

                    1999              1998
                 ---------         ---------
Options          1,972,300         2,010,070
Warrants           732,000           959,750
                 ---------         ---------
                 2,704,300         2,968,820
                 =========         =========

Earnings per share for the three months ended March 31, 1999 includes the effect of approximately $90,000 of the beneficial conversion feature of the Series "A", 7% Convertible Preferred Stock as well as dividends in arrears of $30,000 related to the Series "A", 7% Convertible Preferred Stock.

(4) COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the three-month periods ended March 31, 1999 and 1998. As a result, comprehensive income (loss) is the same as the net income (loss) for the three-month periods ended March 3, 1999 and 1998.

(5) SEGMENT REPORTING


The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. At March 31, 1999, the Company has only one operating segment, DPI, the Company's Audio Signal Processing business.


(6) MAJOR CUSTOMERS

A substantial portion of the Company's licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the three months ended March 31, 1999 and 1998:

                            1999        1998
                          --------     --------
         Customer A         70%           0%
         Customer B          0%          57%
         Customer C         15%          10%

(7) CONTINGENCIES

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


(8) SALE OF PREFERRED STOCK

On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at June 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of March 31, 1999, $1 million of the remaining $2 million of the funding was due but had not yet been received.

Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or (y) on the effective date of a Form S-3 Registration Statement (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for the Company's Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of the Company's Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of the Company's Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock and shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred (120) days and prior to one hundred forty-nine (149) days of first issuance of the Series A Preferred Stock. Pursuant to the agreement, the applicable Conversion Discount increased by five percent (5%) when the Company was de-listed on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion.

At March 31, 1999, 10,170 shares of Series A Convertible Preferred Stock had been converted into a total of 5,971,801 shares of the Company's Common Stock.

The beneficial conversion feature of the Series A Preferred Stock has been recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At March 31, 1999, dividends in arrears were approximately $178,000.

In the private placement, the participants were granted certain rights to participate in the separate financing of approximately $6 million currently being pursued by the Company to fund the commercial introduction of its MultiDisc CD/DVD server technology. However, as reported by the Company on September 25, 1998, the Company has decided to refocus on the core audio technologies and to properly position the assets for sale. Therefore, this financing is not being pursued actively.


(9) DISCONTINUED OPERATIONS

In September, 1998, the Board of Directors approved a plan to refocus corporate activities on the Company's core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation.

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

 REVENUES

Revenues for the first quarter ended March 31, 1999 were $358,000, compared to revenues of $523,000 in the comparable period last year, a decrease of 32%. The decrease in such revenues resulted primarily from running royalties earned in the first quarter of 1998 from a license agreement which in the subsequent quarter converted to a flat fee arrangement, for which there were no comparable running royalties in the current period. This decrease was partially offset by non-recurring engineering fees in the quarter ended March 31, 1999, for which there were no such fees in the comparable period last year.

 GROSS PROFIT

Gross profit for the three months ended March 31, 1999 was $357,000 (99% of revenue) compared to gross profit of $503,000 (96% of revenue) in the comparable period last year, a decrease of 29%. Gross profit decreased due to the decrease in revenue. Gross margin increased due to the shift in product mix to royalty revenues, which provide a higher margin than product revenues.

 OPERATING EXPENSES

Operating expenses in the three months ended March 31, 1999 were $335,000 (93% of revenue) compared to operating expenses of $1,401,000 (267% of revenue) in the comparable period last year, a decrease of 76%. The decrease in operating expenses for the three months ended March 31, 1999 resulted primarily from the impact of the restructuring initiatives implemented in the fourth quarter of fiscal 1998 and the discontinued operation of MultiDisc Technologies, Inc.

General and Administrative

General and administrative expenses in the three months ended March 31, 1999 were $104,000 (29% of revenue) compared to general and administrative expenses of $440,000 (84% of revenue) in the comparable period last year, a decrease of 76%. The decrease in general and administrative expense resulted from the elimination of two executive positions, the closure of the Newbury Park and Huntington Beach facilities, and the suspension of activities at MDT in the fourth quarter of fiscal 1998.

Research and Development

Research and development expenses in the three months ended March 31, 1999 were $158,000 (44% of revenue) compared to research and development expenses of $600,000 (114% of revenue) in the comparable period last year, a decrease of 73%. The decrease in such expenses resulted primarily from the suspension of activities at MDT in the fourth quarter of fiscal 1998.

Sales and Marketing

Sales and marketing expenses in the three months ended March 31, 1999 were $73,000 (20% of revenue) compared to sales and marketing expenses of $361,000 (69% of revenue) in the comparable period last year, a decrease of 79%. The decrease in sales and marketing expense resulted primarily from the elimination of two marketing positions at DPI, reduced marketing collateral material production at DPI and the suspension of activities at MDT in the fourth quarter of fiscal 1998.


NET INCOME

Net Income in the three months ended March 31, 1999 was $2,000 (1% of revenues) compared to a net loss of $920,000 (175% of revenue) in the comparable period last year, an increase of 100%. The increase in net income was the result of the reduction in operating expenses driven by the restructuring initiatives implemented in the fourth quarter of 1998, partially offset by lower royalty revenue.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $44,000 in cash and cash equivalents as compared to $264,000 at December 31, 1998. The decrease in cash and cash equivalents is attributed to cash used in general operating activities. This was partially offset by proceeds from $75,000 in notes payable. The Company had working capital deficit of $1,959,000 at December 31, 1998 as compared with a working capital deficit of $1,897,000 at December 31, 1998. The Company's future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers' ("OEM") royalties, debt issuances, common and/or preferred stock issuances including warrant and option exercises or through venture and/or strategic investors. At March 31, 1999 the Company had six Foundry licensees, seventy-three OEM Licensees and eight authorized customers for its audio signal processing business and reflected no change from its position at December 31, 1998. The Company is actively engaged in negotiations for additional audio signal processing licensing arrangements and debt financing, which should generate additional cash flow without imposing any substantial costs on the Company.

The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $857,500 to related parties as of March 31, 1999 and $857,500 at December 31, 1998. Included in these amounts, at March 31, 1999, the Company was indebted to four of its directors and one of its executives for an amount totaling $745,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998, and is currently in default. The remaining $95,000 is due on November 30, 1999, or upon the sale of the MDT assets and is secured by such assets. The Company granted 95,000 warrants to purchase common stock at $0.20 per share in connection with the $95,000 of indebtedness. In March 1999, one of the holders of the Company's Convertible Preferred Stock advanced the Company $75,000 under the same terms as the $95,000 advanced by the directors and management due on November 30, 1999. This advance is secured by the assets of the Company.

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

On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at September 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of March 31, 1999, $1 million of the remaining $2 million of the funding was due but had not yet been received.

Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or (y) on the effective date of this Registration (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for the Company's Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of the Company's Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of the Company's Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock, shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred (120) days and prior to one hundred forty-nine (149) days of first issuance of the Series A Preferred Stock. The applicable Conversion Discount increased by five percent (5%) when the Company was de-listed on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion.

The beneficial conversion feature of the Series A Preferred Stock has been recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with EITF Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At March 31, 1999, dividends in arrears were approximately $178,000.

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

On September 25, 1998, the Company announced that its Board of Directors was refocusing the Company's business on the exploitation of its audio technologies, and, as noted above, to properly position the MultiDisc assets for sale. Currently the Company is actively pursuing licensing opportunities, including possible strategic alliances and capital funding opportunities based on its core audio technologies. In reaching its decision of September 25, 1998, the Company indicated that while it recognized the prospects of MultiDisc, the capital investment required to properly commercialize the technology was beyond its current capacity and, therefore, it had made the decision to seek a sale transaction. Effective as of that date, Steven D. Gershick resigned as chief executive officer of the Company and as president of MultiDisc Technologies, Inc., but continues to serve as chairman of the board of the Company. Henry R. Mandell, who joined the Company in March, 1998 as senior vice president finance was designated as interim chief executive officer to oversee all of the corporate activities, reporting to the Board of Directors, and continues in that capacity. Michael Bolcerek resigned as president of Desper Products, Inc.

Funds generated from the financing business activities and capital transactions described above, as well as cash generated from the Company's existing operations and the cost reductions being undertaken, may not be sufficient for the Company to meet its operating obligations during the next twelve months. In addition, if the refocus on the audio technologies strategy is not successful, if a strategic alliance including capital funding is not concluded, or if an appropriate transaction is not undertaken with respect to the MultiDisc assets, the ability of the Company to meet its operating needs will be materially adversely affected. As of March 31, 1999, the company had a working capital deficit of $1,959,000 and, absent continued and improved revenues and successful funding activities, the company may not be in a position to resolve this deficit. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No assurance can be provided that this will ultimately be the case. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.


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


On October 31, 1997, the Company entered into a line of credit agreement with Silicon Valley Bank to provide up to $750,000 in short term financing based upon the Company's accounts receivable base. The line of credit bears interest at an annual rate of 18% in addition to an administration fee of .50% of the purchased account receivable. In addition, the advance rate on the line of credit cannot exceed 80% of the gross receivable purchased.The line of credit expired on October 23, 1998. As of December 31, 1998 and March 31, 1999, no borrowings were outstanding.

YEAR 2000

The Company is aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. The Company has addressed this contingency with its computer consultants and has upgraded its software programs in 1998, at a cost of approximately $15,000.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1998 with respect to the Company's litigation with QSound Labs, Inc. and others.

ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the first quarter of the fiscal year ending December 31, 1999.


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K


               (A) ENGAGEMENT OF FARBER &HASS LLP AS INDEPENDENT ACCOUNTANTS FOR THE YEAR ENDED DECEMBER 31, 1998.

               EXHIBIT 21.1 SCHEDULE OF SUBSIDIARIES OF THE COMPANY

               Desper Products, Inc. -- California, USA
               MultiDisc Technologies, Inc. -- Delaware, USA

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 1999


                                SPATIALIZER AUDIO LABORATORIES, INC.
                                (REGISTRANT)


                                 /s/ HENRY R. MANDELL
                                ------------------------------------------------
                                HENRY R. MANDELL
                                Interim Chief Executive Officer
                                Chief Financial Officer