Form 10-Q
period 1999-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1999-08-09
CIK 890821

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended: JUNE 30, 1999

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

                              YES [X]    NO [ ]

As of July 28, 1999 there were 34,646,033 shares of the Registrant's Common Stock outstanding.


================================================================================

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                JUNE 30,             DECEMBER 31,
                                                                                                  1999                   1998
                                                                                              ------------           ------------
                                                                                               (unaudited)
Current Assets:
     Cash and Cash Equivalents                                                                $    112,168           $    264,054
     Accounts Receivable, net                                                                      324,776                134,633
     Employee Advances                                                                              11,508                      -
     Inventory                                                                                      12,993                  7,993
     Prepaid Expenses and Deposits                                                                  70,492                 65,718
                                                                                              ------------           ------------
Total Current Assets                                                                               531,937                472,398

Property and Equipment, net                                                                        185,710                184,140
Capitalized Patent and Technology Costs, net                                                       215,085                236,913
                                                                                              ------------           ------------

Total Assets                                                                                  $    932,732           $    893,451
                                                                                              ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes Payable                                                                                 374,311                 14,795
     Notes Payable to Related Parties                                                              857,500                857,500
     Accounts Payable                                                                              380,506                335,784
     Accrued Wages and Benefits                                                                     48,763                 84,423
     Accrued Expenses and Taxes                                                                    285,822                370,548
     Deferred Income                                                                                     -                250,000
     Net Liabilities of Discontinued Operation                                                     525,497                533,891
                                                                                              ------------           ------------
Total Current Liabilties                                                                         2,472,399              2,446,941

Shareholders' Equity:
     Series A, 7% Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 43,230 and 52,900 shares issued and outstanding at June 30, 1999
        and December 31, 1998, respectively                                                            432                    529
     Common shares, $.01 par value, 50,000,000 shares
        authorized, 31,681,044 and 25,841,867 shares
        issued and outstanding at June 30, 1999 and
        December 31, 1998, respectively                                                            316,811                258,418
     Additional Paid-In Capital                                                                 44,092,205             44,150,501
     Accumulated Deficit                                                                       (45,949,115)           (45,962,938)
                                                                                              ------------           ------------
Total Shareholders' (Deficit)                                                                   (1,539,667)            (1,553,490)

                                                                                              ------------           ------------

Total Liabilities and Shareholder's Equity                                                    $    932,732           $    893,451
                                                                                              ============           ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                              FOR THE THREE MONTH PERIOD ENDED               FOR THE SIX MONTH PERIOD ENDED
                                            -----------------------------------           -----------------------------------
                                              JUNE 30,               JUNE 30,               JUNE 30,               JUNE 30,
                                                1999                   1998                   1999                   1998
                                            ------------           ------------           ------------           ------------
Revenues:
  License Revenues                          $          -           $    605,000           $          -           $    605,000
  Royalty Revenues                               294,122                  8,938                652,052                525,282
  Product Development Revenues                         -                 50,000                      -                 50,000
  Product Revenues                                     -                 10,639                      -                 17,704
                                            ------------           ------------           ------------           ------------
                                                 294,122                674,577                652,052              1,197,986

Cost of Revenues                                   7,784                  9,931                  8,619                 30,290
                                            ------------           ------------           ------------           ------------
Gross Profit                                     286,338                664,646                643,433              1,167,696

Operating Expenses:
  General and Administrative                     107,709                727,329                211,877              1,167,451
  Research and Development                        92,741                563,970                250,460              1,163,507
  Sales and Marketing                             49,216                452,026                122,378                813,499
                                            ------------           ------------           ------------           ------------
                                                 249,666              1,743,325                584,715              3,144,457
                                            ------------           ------------           ------------           ------------

Operating Profit (Loss)                           36,672             (1,078,679)                58,718             (1,976,761)

Interest Income                                    1,046                 14,056                  3,801                 15,135
Interest Expense                                 (24,139)               (18,482)               (45,696)               (30,539)
                                            ------------           ------------           ------------           ------------
                                                 (23,093)                (4,426)               (41,895)               (15,404)
                                            ------------           ------------           ------------           ------------

Income (Loss) Before Income Taxes                 13,579             (1,083,105)                16,823             (1,992,165)

Income Taxes                                      (2,000)                (9,228)                (3,000)               (20,380)
                                            ------------           ------------           ------------           ------------

Net Income (Loss)                           $     11,579           $ (1,092,333)          $     13,823           $ (2,012,545)
                                            ============           ============           ============           ============

Basic/Diluted Inc.(Loss) Per Share          $       0.00           $      (0.07)          $       0.00           $      (0.11)
                                            ============           ============           ============           ============

Weighted Average Shares
   Outstanding                                29,155,651             21,439,422             28,575,159             21,428,850
                                            ============           ============           ============           ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                  ---------------------------------
                                                                      1999                  1998
                                                                  -----------           -----------
Cash flows from operating activities:
     Net Income (Loss)                                            $    13,823           $(2,012,545)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and Amortization                                     17,156               116,562
     Options Issued for Services                                            -                56,954
Net change in Assets and Liabilities:
     Accounts Receivable and Employee Advances                       (201,651)             (219,332)
     Inventory                                                         (5,000)               (7,694)
     Prepaid Expenses and Deposits                                     (4,774)              (58,748)
     Deferred Transaction Costs                                             -               (39,172)
     Accounts Payable                                                  44,722              (340,122)
     Deferred Revenue                                                (250,000)                    -
     Changes in Discontinued Operation                                 (8,394)                    -
     Accrued Liabilities                                             (120,386)             (147,706)
                                                                  -----------           -----------
Net Cash Used In Operating Activities                                (514,504)           (2,651,803)
                                                                  -----------           -----------
Cash Flows from Investing Activities:
     Purchase of Property and Equipment                                (1,570)              (39,399)
     Increase in Capitalized Patent and Technology Costs                4,672              (172,165)
                                                                  -----------           -----------
Net Cash Used in Investing Activities                                   3,102              (211,564)
                                                                  -----------           -----------
Cash flows from Financing Activities:
     Issuance of Preferred Shares, Net                                      -             2,620,893
     Exercise of Options                                                    -                12,704
     Exercise of Warrants                                                   -                33,250
     Issuance of Notes Payable                                        360,000                     -
     Issuance of Related Party Payable                                      -               650,000
     Repayment of Bank Line of Credit                                       -              (400,000)
     Repayment of Notes Payable                                          (484)              (11,633)
                                                                  -----------           -----------
Net Cash Provided by Financing Activities                             359,516             2,905,214
                                                                  -----------           -----------
Increase (Decrease) in Cash and Cash Equivalents                     (151,886)               41,847

Cash and Cash Equivalents, Beginning of Period                        264,054               577,413
                                                                  -----------           -----------

Cash and Cash Equivalents, End of Period                          $   112,168           $   619,260
                                                                  ===========           ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
     Interest                                                     $         -           $    30,539
     Income Taxes                                                           -                20,380
                                                                  -----------           -----------

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                             SERIES A, 7% CONVERTIBLE
                                                  PREFERRED SHARES                           COMMON SHARES
                                         ----------------------------------        ---------------------------------
                                            NUMBER OF                                NUMBER OF
                                             SHARES             PAR VALUE              SHARES            PAR VALUE
                                         -------------        -------------        -------------       -------------
Balance, December 31, 1998                      52,900        $         529           25,841,867       $     258,418

Issuance of Preferred Shares, Net                    -                    -                    -                   -
Options Exercised                                    -                    -                    -                   -
Warrants Exercised                                   -                    -                    -                   -
Options Issued for Services                          -                    -                    -                   -
Conv. of Pref. Shares, net                      (9,670)                 (97)           5,839,177              58,393
Net Income                                           -                    -                    -                   -

                                         -------------        -------------        -------------       -------------
Balance, June 30, 1999                          43,230        $         432           31,681,044       $     316,811
                                         -------------        -------------        -------------       -------------




                                                                                         TOTAL
                                            ADDITIONAL          ACCUMULATED         SHAREHOLDERS'
                                         PAID-IN-CAPITAL          DEFICIT               EQUITY
                                         ---------------       -------------        -------------
Balance, December 31, 1998                $  44,150,501        $ (45,962,938)          (1,553,490)

Issuance of Preferred Shares, Net                     -                    -                    -
Options Exercised                                     -                    -                    -
Warrants Exercised                                    -                    -                    -
Options Issued for Services                           -                    -                    -
Conv. of Pref. Shares, net                      (58,296)
Net Income                                            -               13,823               13,823

                                          -------------        -------------        -------------
Balance, June 30, 1999                    $  44,092,205        $ (45,949,115)       $  (1,539,667)
                                          -------------        -------------        -------------

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

The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") was in the business of developing scaleable, modular compact disc and digital versatile disc ("DVD") server technologies associated with a network based compact disc/DVD server for Internet and Intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets are being marketed for sale (see Note 9)

On December 5, 1995, the Board of Directors of the Company authorized the liquidation of Spatializer Audio Laboratories, Inc. - Yukon pursuant to S.213 of the Business Corporations Act (Yukon). This action was taken to minimize the tax consequences to the Company. The liquidation was completed during the first quarter of 1996.

Although the Company generated net income of $2,244 in the quarter ended March 31, 1999, the first quarterly profit in the history of the Company, and net income of $11,579 in the quarter ended June 30, 1999, the Company has experienced significant operating losses for the three years ended December 31, 1998. In addition, the Company has negative working capital of $1,940,462 and shareholder's deficit of $1,539,667 at June 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.


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

(3)     INCOME (LOSS) PER SHARE

On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings
(loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents options and warrants to purchase shares of common stock that were outstanding during the six month periods ended June 30, 1999 and 1998 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:


                                 1999             1998
                              ---------        ---------
              Options         2,122,300        1,958,300
              Warrants        1,017,000        1,521,750
                              ---------        ---------
                              3,139,300        3,480,050
                              =========        =========

(4)     COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the three-month and six-month periods ended June 30, 1999 and 1998. As a result, comprehensive loss is the same as the net loss for the three-month and six-month periods ended June 30, 1999 and 1998.

(5)     SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. At June 30, 1999, the Company has only one operating segment, DPI, the Company's audio signal processing business.

(6)     MAJOR CUSTOMERS

A substantial portion of the Company's licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the six months ended June 30, 1999 and 1998:

                          1999         1998
                          ----         ----
        Customer A         37%          0%
        Customer B          0%          57%
        Customer C         26%          0%


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

In December 1998, a complaint was filed in the United States District Court for the Northern District of New York, by Alexander, Wescott & Co., Inc., against the Company alleging breach of contract and seeking fees from the Company based on its claim that the amounts were due for arranging a financing. The action also sought attorneys' fees, interest and the costs of suit. The Company filed a motion to dismiss the action. On July 20, 1999, the Court found in favor of the Company and dismissed the complaint.

In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,953.94 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims.

In connection with the downsizing of the Company, a number of employees have been terminated and have filed various employment and compensation related claims with the various State labor authorities which claims have either been settled or are pending resolution and funding if Company resources allow. The Company also anticipates that, from time to time, it may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

(8)     SALE OF PREFERRED STOCK

On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at June 30, 1999. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April 1998 funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of June 30, 1999, $1 million of the remaining $2 million of the funding was due but had not yet been received.

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

At June 30, 1999, 16,770 shares of Series A Convertible Preferred Stock had been converted into a total of 10,238,699 shares of the Company's Common Stock, some of which are covered by Form S-3 and the balance of which were issued as restricted shares.

The beneficial conversion feature of the Series A Preferred Stock has been recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At June 30, 1999, dividends in arrears were approximately $240,000.

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


(9)     DISCONTINUED OPERATIONS

In September 1998, the Board of Directors approved a plan to refocus corporate activities on the Company's core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation.

(10)    NOTES PAYABLE

The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $857,500 to related parties as of June 30, 1999 and $857,500 at December 31, 1998. Included in these amounts, at June 30, 1999, the Company was indebted to four of its directors and one of its executives for an amount totaling $745,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998, and is currently in default. The remaining $95,000 is due on November 30, 1999, or upon the sale of the MDT assets and is secured by such assets. The Company granted 95,000 warrants to purchase common stock at $0.20 per share in connection with the $95,000 of indebtedness. In March 1999, one of the holders of the Company's Convertible Preferred Stock advanced the Company $75,000, and in the quarter ended June 30, 1999 advanced an additional $185,000 under the same terms as the $95,000 advanced by the directors and management due on November 30, 1999. An unrelated investor advanced the Company $100,000 in the quarter ended June 30, 1999 on identical terms. These advances are secured by the assets of the Company.

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

REVENUES

        Revenue decreased to $294,000 in the three months ended June 30, 1999 from $675,000 in the comparable period last year, a decrease of 56%. Revenue in the six-months ended June 30, 1999 decreased to $652,000 from $1,198,000 in the comparable period last year, a decrease of 46%. Revenues include licensing and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs, product development and evaluation fees at MultiDisc Technologies, Inc. and sales of professional recording systems and consumer products. The decrease in revenue results primarily from running royalties and a flat fee royalty buy-out from a particular customer in the three and six month periods ended June 30, 1998, for which there were no revenues from that customer in the current periods. In addition, the Company recognized revenue of $50,000 in its MultiDisc Technologies, Inc. subsidiary in the three months ended June 30, 1998, for which there was no comparable revenue in the current period. The decrease in revenue for the six months ended June 30, 1999 was partially offset by non-recurring engineering fees in the quarter ended March 31, 1999, for which there were no comparable revenues in the prior period.
        Recurring running royalties for the three months ended June 30, 1999 were $294,000, compared to running royalty revenue of $9,000 in the comparable period last year, an increase of 3166%. This reflects the repositioning of the Company's pricing strategy from royalty buy-outs to per unit running royalties in the current year, as well as growth generated from royalties on the Company's N-2-2TM virtual surround sound technology which began generating revenues in the quarter ended June 30, 1999.

GROSS PROFIT

        Gross profit decreased to $286,000 (97% of revenue) in the three months ended June 30, 1999 from $665,000 (98% of revenue) in the comparable period last year, a decrease of 57%. Gross profit for the six-months ended June 30, 1998 decreased to $643,000 (98% of revenue) from $1,168,000 (97% of revenue) in the comparable period last year, a decrease of 45%. Gross profit decreased due to the decrease in revenue.

OPERATING EXPENSES

        Operating expenses decreased to $250,000 (85% of revenue) in the three months ended June 30, 1999 from $1,743,000 (258% of revenue) in the comparable period last year, a decrease of 86%. Operating expenses in the six-months ended June 30, 1999 decreased to $585,000 (89% of revenue) from $3,144,000 (262% of revenue) in the comparable period last year, a decrease of 81%. The decrease in operating expenses for the three and six months ended June 30, 1999 results primarily from the impact of the restructuring initiatives implemented in the fourth quarter of 1998 and the discontinued operation of MultiDisc Technologies, Inc.

General and Administrative

        General and administrative expenses decreased to $108,000 (36% of revenue) in the three months ended June 30, 1999 from $727,000 (107% of revenue) in the comparable period last year, a decrease of 85%. General and administrative expenses decreased to $212,000 (32% of revenue) in the six-months ended June 30, 1999 from $1,167,000 (97% of revenue) in the comparable period last year, a decrease of 81%. The decrease in general and administrative expense result from the elimination of two executive positions and corporate office staff, the closure of the Newbury Park and Huntington Beach facilities and the suspension of activities at MultiDisc Technologies, Inc.

Research and Development

        Research and Development expenses decreased to $93,000 (31% of revenue) in the three months ended June 30, 1999 from $564,000 (83% of revenue) in the comparable period last year, a decrease of 83%. Research and Development expenses decreased to $250,000 (38% of revenue) in the six-months ended June 30, 1999 from $1,164,000 (97% of revenue) in the comparable period last year, a decrease of 78%. The decrease in research and development in the three and six month periods result from the suspension of activities at MultiDisc Technologies, Inc. and staff reductions in research and development activities at Desper Products Inc.

        Research and Development activities comprised the Company's continued efforts to identify, validate, and develop new products at Desper Products Inc. Specific engineering efforts were directed toward porting support of N-2-2(TM) - Digital Virtual Surround technologies to current and potential licensees during the quarter and toward development of products to support the Company's Internet applications initiative.

Sales and Marketing

        Sales and marketing expenses decreased to $49,000 (16% of revenue) in the three months ended June 30, 1999 from $452,000 (66% of revenue) in the comparable period last year, a decrease of 89%. Sales and marketing expenses decreased to $122,000 (18% of revenue) in the six-months ended June 30, 1999 from $813,000 (67% of revenue) in the comparable period last year, a decrease of 84%. The decrease is attributed to the suspension of activities at MultiDisc Technologies, Inc. and the elimination of four marketing positions at Desper Products Inc., primarily in the fourth quarter of 1998 to adjust expenditures to projected operating levels.

NET INCOME (LOSS)

        Net Income increased to $12,000 (4% of revenues), $0.00 per share, in the three months ended June 30, 1999 from a net loss of $1,092,000 (161% of revenues), ($0.07) per share in the comparable period last year. Net Income increased to $14,000 (2% of revenue), $0.00 per share, in the six-months ended June 30, 1999 from a net loss of $2,013,000 (168% of revenue), ($0.11) per share in the comparable period last year. The increased net income for the three and six month period is primarily a result of the decrease in operating expenses, partially offset by the decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $112,000 in cash and cash equivalents as compared to $264,000 at December 31, 1998. The decrease in cash and cash equivalents is attributed to cash used in general operating activities. This was partially offset by proceeds from $360,000 in notes payable. The Company had a working capital deficit of $1,940,000 at June 30, 1999 as compared with a working capital deficit of $1,975,000 at December 31, 1998. The Company's future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers' ("OEM") royalties, debt issuances, common and/or preferred stock issuances including warrant and option exercises or through venture and/or strategic investors. At June 30, 1999, the Company had six Foundry licensees, seventy-six OEM Licensees and nine authorized customers for its audio signal processing business, an increase of three OEM Licensees and one authorized customer compared to December 31, 1998. The Company is actively engaged in discussions or negotiations for additional audio signal processing licensing arrangements and debt or equity financing, which, if consummated, should generate additional cash flow without imposing any substantial costs on the Company.

The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $857,500 to related parties as of June 30, 1999 and $857,500 at December 31, 1998. Included in these amounts, at June 30, 1999, the Company was indebted to four of its directors and one of its executives for an amount totaling $745,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998, and is currently in default. The remaining $95,000 is due on November 30, 1999, or upon the sale of the MDT assets and is secured by such assets. The Company granted 95,000 warrants to purchase common stock at $0.20 per share in connection with the $95,000 of indebtedness. In March 1999, one of the holders of the Company's Convertible Preferred Stock advanced the Company $75,000, and in the quarter ended June 30, 1999 advanced an additional $185,000 under the same terms as the $95,000 advanced by the directors and management due on November 30, 1999. An unrelated investor advanced the Company $100,000 in the quarter ended June 30, 1999 on identical terms. These advances are secured by the assets of the Company.

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

On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at September 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. As of June 30, 1999, $1 million of the remaining $2 million of the funding was due but had not yet been received.

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

The beneficial conversion feature of the Series A Preferred Stock has been recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with EITF Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At June 30, 1999, dividends in arrears were approximately $240,000.

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

Funds generated from the financing business activities and capital transactions described above, as well as cash generated from the Company's existing operations and the cost reductions being undertaken, may not be sufficient for the Company to meet its operating obligations during the next twelve months. In addition, if the refocus on the audio technologies strategy is not successful, if a strategic alliance including capital funding is not concluded, or if an appropriate transaction is not undertaken with respect to the MultiDisc assets, the ability of the Company to meet its operating needs will be materially adversely affected. As of June 30, 1999, the company had a working capital deficit of $1,940,000 and, absent continued and improved revenues and successful funding activities, the company may not be in a position to resolve this deficit. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No assurance can be provided that this will ultimately be the case. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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

On October 31, 1997, the Company entered into a line of credit agreement with Silicon Valley Bank to provide up to $750,000 in short term financing based upon the Company's accounts receivable base. The line of credit bears interest at an annual rate of 18% in addition to an administration fee of .50% of the purchased account receivable. In addition, the advance rate on the line of credit cannot exceed 80% of the gross receivable purchased.The line of credit expired on October 23, 1998. As of December 31, 1998 and June 30, 1999, no borrowings were outstanding.


YEAR 2000

The Company is aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. The Company is addressing this contingency with its computer consultants and has upgraded its software programs, the cost of which was approximately $15,000.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1998 with respect to the Company's litigation with QSound Labs, Inc. On July 20, 1999, the Court found in favor of the Company and dismissed the complaint filed by Alexander Wescott. No material developments in such litigation occurred during the three-month period ended June 30, 1998.


ITEM 2. CHANGES IN SECURITIES

None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the second quarter of the fiscal year ending December 31, 1999.


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

Dated:  August 9, 1999


                                 SPATIALIZER AUDIO LABORATORIES, INC.
                                 (REGISTRANT)


                                  /s/ HENRY R. MANDELL
                                 ----------------------------------------------
                                 HENRY R. MANDELL
                                 Interim Chief Executive Officer
                                 Chief Financial Officer