Form 10-Q
period 1999-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 1999-11-12
CIK 890821

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

        For the period ended: SEPTEMBER 30, 1999

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

                    YES [X]                         NO [ ]

As of November 2,1999 there were 40,249,402 shares of the Registrant's Common Stock outstanding.


================================================================================

ITEM I. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          1999                1998
                                                                      ------------        ------------
                                                                       (unaudited)
Current Assets:
     Cash and Cash Equivalents                                        $    102,150        $    264,054
     Accounts Receivable, net                                              384,960             134,633
     Employee Advances                                                       9,595                  --
     Inventory                                                              12,993               7,993
     Prepaid Expenses and Deposits                                          68,729              65,718
                                                                      ------------        ------------
Total Current Assets                                                       578,427             472,398

Property and Equipment, net                                                181,709             184,140
Capitalized Patent and Technology Costs, net                               211,085             236,913
                                                                      ------------        ------------
Total Assets                                                          $    971,221        $    893,451
                                                                      ============        ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Notes Payable                                                         324,149              14,795
     Notes Payable to Related Parties                                      907,500             857,500
     Accounts Payable                                                      348,606             335,784
     Accrued Wages and Benefits                                             43,861              84,423
     Accrued  Expenses                                                     328,225             370,548
     Deferred Income                                                            --             250,000
     Net Liabilities of Discontinued Operation                             525,395             533,891
                                                                      ------------        ------------
Total Current Liabilties                                                 2,477,736           2,446,941
                                                                      ------------        ------------
Shareholders' Equity:

     Series A, 7% Convertible Preferred shares, $.01 par value,
        1,000,000 shares authorized, 28,140 and 52,900 shares
        issued and outstanding at September 30, 1999 and
        December 31, 1998, respectively                                        281                 529
     Common shares, $.01 par value, 50,000,000 shares
        authorized, 36,091,184 and 25,841,867 shares
        issued and outstanding at September 30, 1999 and
        December 31, 1998, respectively                                    360,912             258,418
     Additional Paid-In Capital                                         44,048,255          44,150,501
     Accumulated Deficit                                               (45,915,963)        (45,962,938)
                                                                      ------------        ------------
Total Shareholders' Equity                                              (1,506,515)         (1,553,490)
                                                                      ------------        ------------
                                                                      $    971,221        $    893,451
                                                                      ============        ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                        FOR THE THREE MONTH PERIOD ENDED        FOR THE NINE MONTH PERIOD ENDED
                                        --------------------------------        --------------------------------
                                        SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                            1999                1998               1999                 1998
                                        ------------        ------------        ------------        ------------
Revenues:
  License Revenues                      $         --        $     55,000        $         --        $    955,322
  Royalty Revenues                           324,473             336,120             976,525             566,127
  Product Development Revenues                    --                  --                  --              50,000
  Product Revenues                                --                (739)                 --              16,918
                                        ------------        ------------        ------------        ------------
                                             324,473             390,381             976,525           1,588,367

Cost of Revenues                              20,000               5,556              28,619              35,846
                                        ------------        ------------        ------------        ------------
Gross Profit                                 304,473             384,825             947,906           1,552,521

Operating Expenses:

  General and Administrative                  98,785             655,725             310,662           1,823,176
  Research and Development                    73,469             610,948             323,929           1,774,455
  Sales and Marketing                         66,713             213,342             189,091           1,026,841
                                        ------------        ------------        ------------        ------------
                                             238,967           1,480,015             823,682           4,624,472
                                        ------------        ------------        ------------        ------------
Operating Income (Loss)                       65,506          (1,095,190)            124,224          (3,071,951)

Interest and Other Income                        600              10,283               4,401              25,418
Interest and Other Expense                   (31,454)            (31,317)            (77,150)            (61,856)
                                        ------------        ------------        ------------        ------------
                                             (30,854)            (21,034)            (72,749)            (36,438)
                                        ------------        ------------        ------------        ------------
Income (Loss) Before Income Taxes             34,652          (1,116,224)             51,475          (3,108,389)
Income Taxes                                  (1,500)             (8,056)             (4,500)            (28,436)
                                        ------------        ------------        ------------        ------------
Net Income (Loss)                       $     33,152        $ (1,124,280)       $     46,975        $ (3,136,825)
                                        ============        ============        ============        ============
Basic and Diluted Loss Per Share        $       0.00        $      (0.05)       $       0.00        $      (0.14)
                                        ============        ============        ============        ============
Weighted Average Shares
   Outstanding                            35,322,153          22,069,652          31,423,618          22,056,157
                                        ============        ============        ============        ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               ------------------------------
                                                                   1999              1998
                                                               -----------        -----------
Cash flows from operating activities:
     Net Income (Loss)                                         $    46,975        $(3,136,825)
     Adjustments to reconcile net loss to net cash
     used in operating activities:

     Depreciation and Amortization                                  25,157            129,789
     Options Issued for Services                                        --             56,954
Net change in Assets and Liabilities:

     Accounts Receivable and Employee Advances                    (259,922)           329,816
     Inventory                                                      (5,000)            (7,232)
     Prepaid Expenses and Deposits                                  (3,011)           (86,472)
     Deferred Transaction Costs                                         --            (71,057)
     Accounts Payable                                               12,822           (166,753)
     Deferred Revenue                                             (250,000)
     Change in Discontinued Operation                               (8,496)                --
     Accrued Liabilities                                           (82,885)          (170,086)
                                                               -----------        -----------
Net Cash Used In Operating Activities                             (524,360)        (3,121,866)
                                                               -----------        -----------
Cash Flows from Investing Activities:

     Purchase of Property and Equipment                             (1,570)           (29,649)
     Increase in Capitalized Patent and Technology Costs             4,672           (176,985)
                                                               -----------        -----------
Net Cash Used in Investing Activities                                3,102           (206,634)
                                                               -----------        -----------
Cash flows from Financing Activities:

     Issuance of Preferred Shares, Net                                  --          2,610,874
     Exercise of Options                                                --             12,571
     Exercise of Warrants                                               --             33,060
     Issuance of Notes Payable                                     360,000            120,000
     Issuance of Related Party Payable                                  --            650,000
     Repayment of Bank Line of Credit                                   --           (400,000)
     Repayment of Notes Payable                                       (646)           (17,640)
                                                               -----------        -----------
Net Cash Provided by Financing Activities                          359,354          3,008,865
                                                               -----------        -----------
Increase (Decrease) in Cash and Cash Equivalents                  (161,904)          (319,635)

Cash and Cash Equivalents, Beginning of Period                     264,054            577,413
                                                               -----------        -----------
Cash and Cash Equivalents, End of Period                       $   102,150        $   257,778
                                                               ===========        ===========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:

     Interest                                                  $        --        $    51,690
     Income Taxes                                                       --             28,435
                                                               ===========        ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                          SERIES A, 7% CONVERTIBLE
                                             PREFERRED SHARES                    COMMON SHARES
                                       -----------------------------     ----------------------------
                                         NUMBER OF                         NUMBER OF
                                          SHARES         PAR VALUE          SHARES         PAR VALUE
                                       ------------     ------------     ------------    ------------
Balance, December 31, 1998                   52,900     $        529       25,841,867    $    258,418

Issuance of Preferred Shares, Net                --                0               --              --
Options Exercised                                --               --               --              --
Warrants Exercised                               --               --               --              --
Options Issued for Services                      --               --               --              --
Conversion of Preferred Shares, Net         (24,760)            (248)      10,249,317         102,494
Net Income (Loss)                                --               --               --              --
                                       ------------     ------------     ------------    ------------
Balance, September 30, 1999                  28,140              281       36,091,184         360,912
                                       ------------     ------------     ------------    ------------



                                                                               TOTAL
                                         ADDITIONAL        ACCUMULATED     SHAREHOLDERS'
                                       PAID-IN-CAPITAL       DEFICIT           EQUITY
                                         ------------     ------------     ------------
Balance, December 31, 1998               $ 44,150,501     $(45,962,938)      (1,553,490)

Issuance of Preferred Shares, Net                  --               --               --
Options Exercised                                  --               --               --
Warrants Exercised                                 --               --               --
Options Issued for Services                        --               --               --
Conversion of Preferred Shares, Net          (102,246)              --               --
Net Income (Loss)                                  --           46,975           46,975
                                         ------------     ------------     ------------
Balance, September 30, 1999                44,048,255      (45,915,963)      (1,506,515)
                                         ------------     ------------     ------------

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

The Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") was in the business of developing scaleable, modular compact disc and digital versatile disc ("DVD") server technologies associated with a network based compact disc/DVD server for Internet and Intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets are being marketed for sale (see Note 9)

Although the Company has generated net income of $46,975 in the nine months ended September 30, 1999 and has been profitable in each of the three consecutive quarters of fiscal 1999, the first such profitability in the Company's history, the Company has nevertheless experienced significant operating losses for the three years ended December 31, 1998. In addition, the Company has negative working capital of $1,899,309 and shareholder's deficit of $1,506,515 at September 30, 1999. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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

Loss per share for the three and nine months ended September 30, 1999 includes the effect of dividends in arrears of approximately $150,000 related to the Series "A", 7% Convertible Preferred Stock.

The following table presents options and warrants to purchase shares of common stock that were outstanding during the nine month periods ended September 30, 1999 and 1998 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                   1999              1998
                 ---------         ---------
Options          2,122,300         2,008,300
Warrants         1,017,000         1,521,750
                 ---------         ---------
                 3,139,300         3,530,050
                 =========         =========


(4)     COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the three-month and nine-month periods ended September 30, 1999 and 1998. As a result, comprehensive loss is the same as the net loss for the three-month and nine-month periods ended September 30, 1999 and 1998.

(5)     SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. At September 30, 1999, the Company has only one operating segment, DPI, the Company's Audio Signal Processing business.

(6)     MAJOR CUSTOMERS

A substantial portion of the Company's licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the nine months ended September 30, 1999 and 1998:

                  1999        1998
                  ----        ----
Customer A         26%          0%
Customer B          0%         57%
Customer C         36%          0%

(7)     CONTINGENCIES

Legal

In the Fall of 1994, QSound Labs, Inc. ("QSound") advised MEC that, in its view, the Spatializer technology infringed certain U.S. patents held by QSound. In October 1994 the Company and DPI initiated a proceeding against QSound seeking a determination that the technology did not infringe on Qsound's patents and other relief.

On August 29, 1996 the Court granted the Company's summary judgment motion of non-infringement in its entirety and denied the motion by QSound in the pending patent infringement litigation between the Company and QSound. In September, 1998, the U.S. Court of Appeals for the Federal Court upheld the U.S District Court's ruling of August 1996, finding in favor of DPI and the Company on all aspects of the appeal.

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

In October, 1999, a complaint was filed in the Superior Court of Orange County, California, by Bentall U.S. LLC, a former landlord, against the Company seeking $18,630.73 in damages, attorneys fees, interest and costs. The Company by agreement has not responded as of this date. Settlement discussions are pending.

In connection with the downsizing of the Company, a number of employees have been terminated and have filed various employment and compensation related claims with the various State labor authorities and certain courts which claims have either been settled or are pending resolution and funding if Company resources allow.

The Company also anticipates that, from time to time, it may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

(8)     SALE OF PREFERRED STOCK

        On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at September 30, 1998. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. The Company does not expect any additional investment above the initial $3 million to be received under this placement.

        Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or
(y) on the effective date of a Form S-3 Registration Statement (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for the Company's Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of the Company's Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of the Company's Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock and shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred (120) days and prior to one hundred forty-nine (149) days of first issuance of the Series A Preferred Stock. The applicable Conversion Discount increases by five percent (5%) if the Company is de-listed on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion. However, to the extent that these conversions, combined with any other transactions in the Company's common stock result in a change in control pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, the transaction could limit the Company's ability to offset prior years net operating losses against current income.

        At September 30, 1999, 31,860 shares of Series A Convertible Preferred Stock had been converted into a total of 14,648,839 shares of the Company's Common Stock, some of which are covered by Form S-3 and the balance of which were issued as restricted shares.

        The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At September 30, 1999, dividends in arrears were approximately $150,000.

(9)     DISCONTINUED OPERATIONS

In September 1998, the Board of Directors approved a plan to refocus corporate activites on the Company's core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation.

(10)    NOTES PAYABLE

        The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $907,500 to related parties as of September 30, 1999 and $907,500 at December 31, 1998. Included in these amounts, at September 30, 1999, the Company was indebted to four of its directors and one of its executives for an amount totaling $795,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998, and is currently in default. The remaining $145,000 is due on November 30, 1999, or upon the sale of the MDT assets and is secured by such assets. The Company granted 145,000 warrants to purchase common stock at $0.20 per share in connection with the $145,000 of indebtedness. An unrelated investor advanced the Company $100,000 in the quarter ended June 30, 1999 on identical terms. In March 1999, one of the holders of the Company's Convertible Preferred Stock advanced the Company $75,000, and in the quarter ended June 30, 1999 advanced an additional $135,000 under the same terms as the $145,000 advanced by the directors and management due on November 30, 1999. The $210,000 advanced by one of the holders of the Convertible Preferred Stock is secured by the assets of the Company. No further advances were made in the quarter ended September 30, 1999.

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

REVENUES

        Revenue decreased to $324,000 in the three months ended September 30, 1999 from $390,000 in the comparable period last year, a decrease of 17%. Revenue in the nine-months ended September 30, 1999 decreased to $977,000 from $1,588,000 in the comparable period last year, a decrease of 38%. Revenues include licensing and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs, product development and evaluation fees at MultiDisc Technologies, Inc. and sales of professional recording systems and consumer products. The decrease in revenue results primarily from a flat fee royalty arrangement in the third quarter of fiscal 1998 for which there was no comparable license agreement in the current quarter, partially offset by increased running royalties on technology licensed for the DVD market. While unit sales of chips by third party foundries with N-2-2 enabled virtual surround sound increased approximately 50% over the prior quarter, per unit royalties declined based on volume pricing schedules, resulting in a slight increase in such revenue in the quarter. With volume targets now achieved, per unit royalties are anticipated to have stabilized and future revenue growth will be driven strictly by volume increases. The decrease in revenue for the nine months ended September 30, 1999 result from flat fee royalty buy-outs from two customers and a one-time technology evaluation fee for MultiDisc Technologies, Inc in the prior period for which there were no comparable revenue in the current period.

GROSS PROFIT

        Gross profit decreased to $304,000 (94% of revenue) in the three months ended September 30, 1999 from $385,000 (99% of revenue) in the comparable period last year, a decrease of 21%. Gross profit for the nine-months ended September 30, 1999 decreased to $948,000 (97% of revenue) from $1,553,000 (98% of revenue)
in the comparable period last year, a decrease of 39%. Gross profit decreased due to the decrease in revenue and provisions for foreign sales rep commissions. Gross margin increased due to provisions for foreign sales rep commissions.

OPERATING EXPENSES

        Operating expenses decreased to $239,000 (74% of revenue) in the three months ended September 30, 1999 from $1,480,000 (379% of revenue) in the comparable period last year, a decrease of 84%. Operating expenses in the nine-months ended September 30, 1999 decreased to $824,000 (84% of revenue) from $4,624,000 (291% of revenue) in the comparable period last year, a decrease of 82%. The decrease in operating expenses for the three and nine months ended September 30, 1999 results primarily from the impact of the restructuring initiatives implemented in the fourth quarter of 1998 and the discontinued operation of MultiDisc Technologies, Inc.

General and Administrative

        General and administrative expenses decreased to $99,000 (30% of revenue) in the three months ended September 30, 1999 from $656,000 (168% of revenue) in the comparable period last year, a decrease of 85%. General and administrative expenses decreased to $311,000 (32% of revenue) in the nine-months ended September 30, 1999 from $1,823,000 (115% of revenue) in the comparable period last year, a decrease of 83%. The decrease in general and administrative expense result from the elimination of two executive positions and corporate office staff, the closure of the Newbury Park and Huntington Beach facilities and the suspension of activities at MultiDisc Technologies, Inc.

Research and Development

        Research and Development expenses decreased to $73,000 (23% of revenue) in the three months ended September 30, 1999 from $611,000 (157% of revenue) in the comparable period last year, a decrease of 88%. Research and Development expenses decreased to $324,000 (33% of revenue) in the nine-months ended September 30, 1999 from $1,774,000 (112% of revenue) in the comparable period last year, a decrease of 82%. The decrease in research and development in the three and nine month periods result from the suspension of activities at MultiDisc Technologies, Inc. and staff reductions in research and development activities at Desper Products Inc.

Sales and Marketing

        Sales and marketing expenses decreased to $67,000 (21% of revenue) in the three months ended September 30, 1999 from $213,000 (55% of revenue) in the comparable period last year, a decrease of 69%. Sales and marketing expenses increased to $189,000 (19% of revenue) in the nine-months ended September 30, 1999 from $1,027,000 (65% of revenue) in the comparable period last year, a decrease of 82%. The decrease in both the three and nine month periods is attributed to the suspension of activities at MultiDisc Technologies, Inc. and the elimination of four marketing positions at Desper Products Inc. primarily in the fourth quarter of 1998 to adjust expenditures to projected operating levels.

NET INCOME (LOSS)

        Net Income increased to $33,000 (10% of revenues), $0.00 per share, in the three months ended September 30, 1999 from a net loss of $1,124,000 (288% of revenues), ($0.05) per share in the comparable period last year, an increase of 101%. Net Income increased to $47,000 (5% of revenue), $0.00 per share, in the nine-months ended September 30, 1999 from a net loss of $3,137,000 (198% of revenue), ($0.14) per share in the comparable period last year, an increase of 101%. The increased net income for the three and nine month periods is primarily a result of the decrease in operating expenses, partially offset by the decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company had $102,000 in cash and cash equivalents as compared to $264,000 at December 31, 1998. The decrease in cash and cash equivalents is attributed to cash used in general operating activities. This was partially offset by proceeds from $360,000 in notes payable. The Company had working capital deficit of $1,899,000 at September 30, 1999 as compared with a working capital deficit of $1,975,000 at December 31, 1998. The Company's future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers' ("OEM") royalties, debt issuances, common and/or preferred stock issuances including warrant and option exercises or through venture and/or strategic investors. At September 30, 1999, the Company had six Foundry licensees, seventy-eight OEM Licensees and nine authorized customers for its audio signal processing business, an increase of five OEM Licensees and one authorized customer compared to December 31, 1998. The Company is actively engaged in discussions or negotiations for additional audio signal processing licensing arrangements and debt or equity financing, which, if consummated, should generate additional cash flow without imposing any substantial costs on the Company.

        The Company continues to have no material long-term obligations and has no present commitments or agreements that would require any long-term debt or obligations to be incurred. The Company owed $907,500 to related parties as of September 30, 1999 and $907,500 at December 31, 1998. Included in these amounts, at September 30, 1999, the Company was indebted to four of its directors and one of its executives for an amount totaling $795,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998, and is currently in default. The remaining $145,000 is due on November 30, 1999, or upon the sale of the MDT assets and is secured by such assets. The Company granted 145,000 warrants to purchase common stock at $0.20 per share in connection with the $145,000 of indebtedness. An unrelated investor advanced the Company $100,000 in the quarter ended June 30, 1999 on identical terms. In March 1999, one of the holders of the Company's Convertible Preferred Stock advanced the Company $75,000, and in the quarter ended June 30, 1999 advanced an additional $135,000 under the same terms as the $145,000 advanced by the directors and management due on November 30, 1999. The $210,000 advanced by one of the holders of the Convertible Preferred Stock is secured by the assets of the Company. No further advances were made in the quarter ended September 30, 1999.

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

        On April 14, 1998, the Company entered into a private placement for up to $5 million of which $3 million was funded at September 30, 1999. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, the Company issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of the Company's common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party of the Company received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. The Company does not expect any additional investment above the initial $3 million to be received under this placement.

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

        The beneficial conversion feature of the Series A Preferred Stock has been recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with EITF Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid in capital. At September 30, 1999, dividends in arrears were approximately $150,000.

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

        Funds generated from the financing business activities and capital transactions described above, as well as cash generated from the Company's existing operations and the cost reductions being undertaken, may not be sufficient for the Company to meet its operating obligations during the next twelve months. In addition, if the refocus on the audio technologies strategy is not successful, or if a strategic alliance or additional investment is not concluded, or if an appropriate transaction is not undertaken with respect to the MultiDisc assets, the ability of the Company to meet its operating needs will be materially adversely affected. As of September 30, 1999, the company had a working capital deficit of $1,899,000 and, absent continued and improved revenues and successful funding activities, the company may not be in a position to resolve this deficit. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No assurance can be provided that this will ultimately be the case. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.

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

YEAR 2000

The Company is aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. The Company has addressed this contingency with its computer consultants and has upgraded its software programs, the cost of which was no more than $15,000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1998 with respect to the Company's litigation with QSound Labs, Inc. On July 20, 1999, the Court found in favor of the Company and dismissed the complaint filed by Alexander Wescott and Company. No material developments in such litigation occurred during the three-month period ended September 30, 1999.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the third quarter of the fiscal year ending December 31, 1999.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits 21.1 (a) Schedule of Subsidiaries of the Company

        (b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 1999

                                            SPATIALIZER AUDIO LABORATORIES, INC.

                                            (REGISTRANT)

                                            /s/ HENRY R. MANDELL
                                            ------------------------------------
                                            HENRY R. MANDELL
                                            Interim Chief Executive Officer
                                            Chief Financial Officer