Form 10-K405
period 1999-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2000-03-30
CIK 890821

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

                    FOR THE PERIOD ENDED: DECEMBER 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 24, 2000 was approximately $83,669,000.

     As of March 24, 2000, there were 46,174,970 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

Overview

     Spatializer Audio Laboratories, Inc. ("The Company" or "we") is a leading developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. Our position as a leading developer of next generation technologies is based on our strong relationships with brand leaders, such as Apple, Toshiba and Hitachi. We conduct our audio business through our parent company and our wholly owned subsidiary, Desper Products, Inc. ("DPI"). DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. We continue to expand our product offerings to take advantage of the emerging digital audio marketplace specifically for consumer products like Digital Versatile Disc ("DVD") for personal computers, and home entertainment; and interactive positional audio for PC gaming on the Windows 95/98(TM) platforms. As of December 31, 1999, more than 17 million licensed units had been shipped covering all of these applications. DPI's 3-D audio signal processing technologies have been incorporated in over 380 products offered by global brand leaders including in consumer electronics, Toshiba, Panasonic, JVC, Hitachi, Mitsubishi, Samsung, Sanyo, Goldstar, Emerson, Zenith and Proton, in the PC multimedia marketplace, Apple, Compaq, Dell, Gateway, Hewlett Packard, Sony, Micron, Fujitsu, NEC, Seiko-Epson and Labtec, among others, and on the Internet through software plug-ins for the WinAmp and Xing MP3 players. We are focused on broadening recognition for the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, and on broadening our audio technology and software base to position ourselves for continued growth. We believe that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for our products, is entering a new phase of opportunity.

     Our other wholly owned subsidiary, MultiDisc Technologies, Inc., ("MDT") formed in June 1996 when we acquired development stage optical disc storage and robotics assets and technologies from Home Theater Products, International, Inc., a debtor in possession, is now inactive. In September 1998, we announced our plan to refocus our business on the exploitation of our core audio technologies, suspend research and development at MDT and to properly position the MultiDisc assets for sale. Therefore, MDT has been accounted for as a discontinued operation. Since 1998 we have been unsuccessful in identifying a purchaser for this technology. This repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond our current capacity. We believe this strategy provides a better opportunity to further solidify our position as a leading provider of virtual audio solutions, based on available capital resources.

     In December 1999, we completed the placement of $1 million of Common Stock, at no discount from market, the conversion of $1 million of short-term debt to new Series B Redeemable Convertible Preferred Stock and the restatement of $225,000 of existing secured debt to secured long-term debt (the "December Transactions"). The December Transactions significantly strengthen our balance sheet and restore working capital and shareholder's equity. The resulting liquidity will allow us to emerge from turnaround mode and to pursue growth.

     Our executive offices are located at 20700 Ventura Boulevard, Suite 140, Woodland Hills, California 91364, Telephone (818) 227-3370. We maintain a Website at www.spatializer.com. We were incorporated in the State of Delaware in February, 1994.

DESPER PRODUCTS, INC. -- 3-D AUDIO SIGNAL PROCESSING TECHNOLOGIES

     DPI has developed a suite of proprietary advanced audio signal processing technologies for the entire spectrum of applications falling under the general category of "3-D" or virtual audio. The objective in each product category is to create or simulate the effect of a multi-speaker sonic environment using two ordinary speakers (or headphones) for playback. The market for 3-D audio is segmented into five broad categories of technology as identified in the listing below. Each of these technologies utilizes different underlying scientific principles in accomplishing its design objectives and is targeted to a specific class of consumer electronics or multimedia computer depending on the intended product use and functional capability of the product. DPI currently has other audio signal processing technologies under development which will serve to expand its market scope and partner product capabilities.

----------------------------------------------------------------------------------------------------------
      CATEGORY OF TECHNOLOGY                PRODUCT CATEGORIES                3-D AUDIO ENHANCEMENT
----------------------------------------------------------------------------------------------------------
 3-D Stereo                         Consumer electronics products       Surround Sound enhancement from an
 (Spatializer(R) 3-D Stereo)        providing stereo playback -- DVD    ordinary stereo signal
                                    Players, Stereo TV's, VCR's,
                                    Stereo Components and Systems, Car
                                    Audio, Laptop and Desktop
                                    Multimedia Computers, Set-top
                                    Boxes
----------------------------------------------------------------------------------------------------------
 Positional Audio                   Interactive Gaming for Multimedia   Simulation of immersive,
 (Spatializer enCompass(TM) V2.0)   Computers under Windows '95/'98,    interactive sonic environments
                                    Virtual Reality Applications.       including sound objects that move
                                                                        in real time with related graphics
                                                                        objects or changes in game player
                                                                        position or perspective.
----------------------------------------------------------------------------------------------------------
 Two-Speaker Virtualization         Products incorporating              Creation of spatially accurate
 (Spatializer N-2-2(TM)) Digital    multi-channel audio sources like    multi- speaker cinematic audio
 Virtual Surround                   Dolby Digital(R) (AC-3), Dolby      experience from two speakers, and
                                    ProLogic(R) or MPEG-2. Home         headphones utilizing discrete
                                    Theater, DVD-Video, Multimedia      multi-channel audio information.
                                    Computers utilizing DVD/MPEG and
                                    decoding.
----------------------------------------------------------------------------------------------------------
 Bass Enhancement                   Consumer electronics products       Simulation of lower frequency
 (Vi.B.E.(TM))                      providing stereo playback -- DVD    response from speakers with
                                    Players, Stereo TV's, VCR's,        relatively high low frequency
                                    Stereo Components and Systems, Car  capability
                                    Audio, Laptop and Desktop
                                    Multimedia Computers and Speakers
----------------------------------------------------------------------------------------------------------
 Internet Audio Enhancement         Laptop and Desktop Multimedia       Surround Sound and bass
 (Spatializer(R) StreamFX(TM))      Computers and portable music        enhancement to playback of
                                    devices running MP3 media player    ordinary MP3 files
                                    software
----------------------------------------------------------------------------------------------------------

LICENSED PRODUCTS

     Our current technology product applications are directed to (1) stereo enhancement in consumer electronics products and multimedia PCs, (2) interactive positional audio for PC gaming, and (3) two-speaker and headphone virtualization of multi-channel audio for DVD based multimedia computer and home theater applications.

     1. SPATIALIZER(R) 3D STEREO. Based upon proprietary and patented methods of stereo signal processing, the Company's Spatializer(R) 3-D Stereo technology is designed to create a vivid and expansive three-dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes the Company's unique DDP(TM) (Double Detect and Protect(TM)) algorithm. DDP(TM) continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides "set and forget" ease of use for consumers. First introduced in July 1994, in the form of a 20 pin analog integrated circuit (IC) from

        Matsushita Electronics Corporation ("MEC"), the technology is now incorporated into low-cost, standard process ICs by four chip foundries (Matsushita, ESS Technologies, Inc., OnChip Systems and Luxsonor) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. The technology is currently available in both analog and digital formats. Matsushita introduced a new Spatializer IC design in 1999, offering the Spatializer 3-D Stereo effect in a simplified, lower cost package.

     2. SPATIALIZER(R)ENCOMPASS(TM) V2.0. In March 1998, we introduced Spatializer(R) enCOMPASS(TM) V2.0, a real-time software-only positional 3-D audio engine based upon our proprietary implementation of HRTF (head related transfer functions) algorithms, and Interaural Intensity and Interaural Time differences. Version 2.0 has variable radiation pattern models for greater sound functionality, variable frequency dependent propagation and distance modeling to provide greater depiction of sound in relation to the player, and a choice of rendering quality levels to address different processing requirements between PC CPUs. Spatializer enCOMPASS permits PC game developers to easily create immersive and interactive audio environments under the Windows '95 DirectSound 3-D audio API where sound objects move in real time in response to changes in the location or the perspective of the player in the game. This provides the game designer the ability of developing under the industry standard Microsoft DirectSound 5.0 open API, rather than under proprietary systems. The system supports playback over speakers or through headphones. On December 23, 1998, the Company signed its first license of Spatializer(R) enCOMPASS(TM) with Apple Computer, Inc., which released the technology in its products in October 1999.

     3. SPATIALIZER(R) N-2-2(TM)DIGITAL VIRTUAL SURROUND. In September 1996, DPI introduced Spatializer N-2-2, which the Company considers a "core", and "enabling" technology for DVD based personal computer and home theater products. DVD is considered by many to be the single most important and potentially most widely adopted consumer audio/computer technology ever introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital(R) (AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio -- the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or "sub-woofer") channel for sound effects. The Spatializer N-2-2 software-based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose Digital Signal Processing ("DSP") hardware platforms like those offered by C-Cube, Acer Labs, Inc., Motorola, and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like SoftDVD and DVDExpress, offered by CompCore Multimedia and Mediamatics, respectively, for the Intel(R) Pentium(R) microprocessors); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL(TM) trademark on products incorporating the technology. We believe our Spatializer N-2-2 process will serve to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems. The Spatializer N-2-2 technology is also available for use over headphones, which accurately renders a spatially accurate 5 speaker position simulating the typical home theater arrangement. In the third quarter 1999, we licensed Spatializer N-2-2 to Acer Labs, Inc.

     4. SPATIALIZER(R)VI.B.E. In early 1999, DPI introduced Spatializer Vi.B.E., a virtual bass enhancement technology. Spatializer Vi.B.E. produces a dynamic bass response from even the lowest-end speakers or headphones. Spatializer Vi.B.E. uses proprietary technology to generate realistic bass frequencies that are unaffected by speaker system frequency response.

     5. SPATIALIZER(R)STREAMFX. Spatializer StreamFX creates a dramatic and enveloping sound experience out of any pair of regular speakers or headphones when playing MP3 music files. Spatializer StreamFX utilizes Spatializer 3-D Stereo and is a long-time favorite of both movie and sound studios in addition to numerous audio product manufacturers. Combined with Vi.B.E., this product widens and deepens the soundfield to surround the listener with rich and ambient enhanced audio. A headphone option generates the same equally immersive experience over headphones creating a dramatic audio experience.

       LICENSING ACTIVITIES

     We have traditionally licensed our technologies through semiconductor manufacturing and distribution licenses ("Foundry Licenses") with semiconductor foundries ("Foundries"). In turn, these Foundries manufacture and distribute integrated circuits ("ICs") incorporating Spatializer technology to manufacturers of consumer electronics and multimedia computer products ("OEMs").

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

     OEMs who desire to incorporate these ICs into their products are required to enter into a license ("OEM Licenses") with us before they may purchase the ICs in quantity. Foundry Licenses generally have limited the sale of Spatializer ICs to OEMs who have entered into an OEM License with us. OEM licenses generally provide for the payment of a further per unit royalty by the OEM for OEM products incorporating a Spatializer IC ("Licensed Products") payable in the quarter following shipment by the OEM of its Licensed Products.

     In mid-1996, we modified our licensing program to ease the licensing process and accelerate cash flow by offering Foundries an alternative "Bundled Royalty" arrangement which permits the IC foundry to make a traditional component IC sale to an OEM without requiring the OEM to negotiate a separate royalty license agreement with the Company. In these situations, the IC Foundry is authorized to sell Spatializer ICs to OEMs, which enter into a simplified Logo Usage Agreement ("LUA"), or to be authorized customers in consideration for a higher ("bundled") per unit royalty from the IC Foundry. This license structure has relieved much of the licensing burden from the IC foundries and has resulted in an increase in License signings.

     Because the Spatializer N-2-2 technology may be fully implemented in software to run in host based (Intel Pentium(R)) or general purpose DSP (C-Cube, Motorola, Zoran, and Acer Labs) environments, no IC Foundry may be involved, as is the licensing arrangement with Apple Computer, Inc. In these situations, we will enter into royalty bearing licenses directly with the OEM. However, we may still pursue bundled agreements with DSP providers, if appropriate.

     We are currently negotiating new IC/DSP Foundry and OEM licenses for its N-2-2, enCOMPASS V2.0, and 3-D stereo technologies.

IC Foundry Licenses

     In October 1999, Acer Labs, Inc. entered into a Foundry License for Spatializer N-2-2.

     As of December 31, 1999, we have entered into six non-exclusive Foundry Licenses for its 3-D Audio Signal Processing technologies with Matsushita Electronics Corporation ("MEC"), ESS Technology, Inc. ("ESS"), OnChip Systems, Inc. ("OnChip") C-Cube Technologies, Inc. ("C-Cube") Acer Labs, Inc. ("Ali") and Luxsonor. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.

     MEC currently manufactures and sells four 3-D Stereo IC's incorporating Spatializer audio signal processing and has several more ICs in design. ESS currently manufactures and sells two Spatializer(R) ICs, which are primarily used for multimedia and notebook applications. OnChip currently manufactures three versions of the 3-D Stereo Spatializer(R) IC. C-Cube currently incorporates N-2-2 on their Ziva-3 DSP and Ali incorporates N-2-2 into their M3321 DSP.

     As of December 31, 1999, more than 17 million ICs and DSPs incorporating Spatializer 3-D audio signal processing and N-2-2 digital virtual surround sound technology had been manufactured and sold.

OEM Licensees and Customers

     As of December 31, 1999, our technology has been incorporated in products offered by over 90 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the LUA or were authorized customers under bundled royalty licenses with the IC foundries. The OEM licensees and customers offer a wide range of products, which include DVDs, car stereo systems, direct view TVs, wide screen and projection TVs, VCRs, powered speakers, portable audio systems ("Boomboxes"), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, and arcade pinball and video games.

     The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 1999:

---------------------------------------------  ---------------------------------------------
PARTIAL LIST OF OEM LICENSEES OR CUSTOMERS     LISTING -- CONTINUED
---------------------------------------------  ---------------------------------------------
 Apple, Computer Inc.                          NEC
 Compaq Computer Corp.                         Panasonic TV & VCR (Matsushita Kotobuki
 Dell Computer Corp.                           Electronics Industries, Ltd.)
 Digital Technology Systems Of California,     Panasonic Car Audio (Matsushita
 Inc.                                          Communications Industrial Co., Ltd.)
 Emerson                                       Proton Electronic Industrial Co., Ltd.
 Fujitsu Computer Corp.                        Samsung
 Hewlett Packard                               Seiko Epson Corp.
 Hitachi, Ltd.                                 Sanyo Corp.
 Iiyama Electric Co., Ltd.                     Sharp Corp.
 Gateway Computer Corp.                        Toshiba DVD
 Golden Regent                                 Toshiba TV
 LG Electronics                                Taisei Electric, Inc.
 JVC                                           Taiyo Electric Company, Ltd.
 Labtec Enterprises, Inc.                      Texas Instruments
 Mag Monitors                                  Theta Digital
 Marantz                                       VM Labs, Inc.
 Micron Computer Corp                          Zenith
 Mitsubishi Image and Information Works
---------------------------------------------  ---------------------------------------------

HARDWARE PRODUCTS

     Sales of our professional and consumer hardware products to date have not generated significant revenues and we do not plan to manufacture these products in the future. Instead, we are focusing our attention on licensing these product designs to third parties and concentrating on software-only products and "plug-ins" for use with MP3 players for PC platforms and portable audio devices.

MultiDisc Technologies, Inc. -- Network Based Modular, Scaleable Compact Disc/DVD Servers

     As its first effort to broaden our technology portfolio and capitalize on our strong relationships with manufacturers of consumer electronics and personal computer peripheral products, the Company acquired certain developmental stage technologies and assets from Home Theatre Products ("HTP"), for approximately $1,062,000 in June 1996 and formed a subsidiary, MDT. The MultiDisc transaction, which was implemented through a court-approved sale in the HTP bankruptcy proceeding, included an array of compact disc server robotics and software technologies in various stages of completion. The MultiDisc transaction was intended to position the Company for long term growth in a significant new market. The Company expects to license this technology or enter into third party manufacturing arrangements for sale of MDT CD/DVD changer products to OEMs.

     The MultiDisc transaction brought a unique combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how and five patent applications acquired in the asset acquisition. MDT added an additional forty-seven patent applications filed with the United States Patent & Trademark Office ("USPTO") to bring the total to fifty-two patent applications filed.

     On September 25, 1998, we announced our plan to refocus our business on the exploitation of its core audio technologies and to properly position the MultiDisc assets for sale. The repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond the Company's capacity. As a result, all research and development activities were suspended and the Company has accounted for MDT as a discontinued operation. The Company has explored the sale of the business or the patent portfolio with interested parties, but to date, no transaction has been consummated.

Revenues and Expenses

     We generate revenues in its audio business from royalties pursuant to its Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licencees' applications. The Company's revenues, which totaled $1,660,371 in 1999, were derived substantially from Foundry and OEM license fees and royalties.

     We seek to maximize return on our intellectual property base by concentrating its efforts in very high margin licensing and software products and has eliminated its hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales rep force.

     We had four major customers, C-Cube Technologies, Inc., Apple Computer, Inc., Matsushita Electronics Corp. (MEC) and Toshiba Corporation in 1999, each of whom accounted for greater than 10% of our total 1999 revenues. One OEM accounted for 30%, another accounted for 26% and two accounted for between 10% and 15% of our royalty revenues during 1999. All other OEM's accounted for less than 10% of royalty revenues individually.

     In September, 1998, the U.S. Court of Appeals for the Federal Court upheld the U.S District Court's ruling of August 1996, in which we prevailed in a 22-month legal battle over its 3-D Stereo intellectual property when the U.S. District Court granted the Company's motion for summary judgment against a competitor's assertions of patent infringement.. (See ITEM 3 -- LEGAL PROCEEDINGS, Page 8, for further detail). The uncertainties caused by the patent litigation had hindered our corporate results, particularly since licensing revenue depends upon OEM unit shipments, which follow three to four quarter production cycles. The resolution of this litigation contributed to the Company's ability to attract new licensing and financing arrangements and to reposition the Company for positive growth in profitability.

     In September 1998, we implemented cost cutting measures in conjunction with the suspension of our research and development activities at MDT and to further rationalize the overhead of Desper Products and the corporate office in response to lower levels of operating performance. The result of these initiatives was to reduce 1999 operating costs from 1998 levels, which enabled the Company to achieve profitable operating results in 1999.

Competition

  3-D AUDIO SIGNAL PROCESSING MARKETPLACE

     We compete with a number of entities that produce various audio enhancement processes, technologies and products, some utilizing traditional two-speaker playback, others utilizing multiple speakers, and others restricted to headphone listening. These include the consumer versions of multiple speakers, matrix and discrete digital technologies developed for theatrical motion picture exhibition (like Dolby Digital(R), Dolby ProLogic(R), and DTS(R)), as well as other technologies designed to create an enhanced stereo image from two or more speakers.

     Our principal competitors in the field of 3-D audio are QSound Labs, Inc. ("QSound"), SRS Labs, Inc., Aureal Semi-conductor, Inc., CRL and Harman International. In the future, our products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with the Company.

     We believe that we will favorably compete in this market because we offer a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, and speaker virtualization technologies, and because of our superior engineering and OEM support, the strength of our IC Foundry and OEM relationships, and the Spatializer brand name recognition in the industry.

Patents, Trademarks and Copyrights

     Our core Spatializer audio signal processing technology is covered by our U.S. patent 5,412,731, issued May 2, 1995. On July 15, 1997, the Company filed a patent in the U.S. Patent office on our N-2-2(TM) intellectual property with the U.S. Patent Office. On March 20, 1998, we filed a patent on our enCompass V 2.0 technology with the U.S. Patent Office covering the Company's enCompass 2.0 positional audio gaming technology. Additional patent applications for our reduced cost/higher performance 3-D Stereo designs and other technologies are currently in process. Much of our intellectual property consists of trade secrets. We possesses copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.

     The MultiDisc transaction brought a unique combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how and five patent applications acquired in the asset acquisition. MDT added an additional forty-seven patent applications filed with the United States Patent & Trademark Office ("USPTO") to bring the total to fifty-two patent applications filed. However, due to the suspension of all operating activities of MDT, we are not pursuing these applications and some applications have lapsed. The core MDT data storage technology is covered by U.S. patents 5,774,431, 5,822,283, 5,886,960 and 5,886,974. We have either obtained or applied for U.S. trademark protection for its principal product names and logo marks.

     On September 25, 1998, we announced our plan to refocus our business on the exploitation of its core audio technologies and to properly position the MultiDisc assets for sale. The repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond our capacity. As a result, all research and development activities were suspended and we have accounted for MDT as a discontinued operation.

Employees

     We began 1999 with thirteen full-time and five part-time employees and sales representatives and reduced our staff to five full-time and six part-time employees by December 31, 1999. At year-end, there were two employees engaged in research and development. From time to time, we also employ the services of outside professional consultants. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relations with our employees and consultants to be satisfactory.

                                    PART II

ITEM 2. PROPERTIES

     Our executive office is located in Woodland Hills, California where we occupy approximately 900 square feet with an annual rent of approximately $32,000. The lease term on this space is month to month. During 1999, we also had leased facilities in Mountain View, CA, and Santa Clara, CA.

     Our regional office in Mountain View, CA, was the primary location for our audio technology division, ("DPI"). We occupied approximately 4,200 square feet in this location and the annual rent on a triple net basis for these premises was approximately $101,000, with the lease term expiring December 31, 1999. This lease has not been renewed. On November 16, 1999, we entered into a lease for approximately 2,700 square feet of office space in Santa Clara, CA for DPI, and relocated our DPI office from Mountain View on December 12, 1999. The annual rent for this facility on a full service basis is approximately $75,000, with the lease expiring on November 30, 2002.

     Our regional office in Huntington Beach, CA, was the primary location for MDT. MDT occupied approximately 4,000 square feet of office in this location and the annual rent for these premises was approximately $50,000, with the lease term expiring July 31, 1999. In connection with the suspension of MDT operations, this space was vacated in November 1998. Rent deposits were forfeited in connection with a full settlement and termination of the lease.

     We lease our space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. Our properties are well maintained, considered adequate and are being utilized for their intended purposes.

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

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,953.94 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and settlement is currently being documented. If the current settlement is finalized, the matter will be resolved without any cost to the Company and I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998.

     In October, 1999, a complaint was filed in the Superior Court of Orange County, California, by Bentall U.S. LLC, against the Company alleging breach of contract, and claiming $18,630.73 in damages, attorneys fees, interest and costs of the suit. This claim was settled and the complaint dismissed in November 1999.

     In connection with the downsizing of the Company, a number of employees have been terminated and have filed various employment and compensation related claims with the various State labor authorities which claims have either been settled or are pending resolution and funding if Company resources allow. In September, 1999, an entry of judgement in the Municipal Court of Santa Clara County, California was entered on behalf of one claimant in the amount of $8,307.30. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement.

     The Company also anticipates that, from time to time, it may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol "SPAZ". In January 1999, the shares were delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low sales price of our Common Stock on its principal market for fiscal years 1998 and 1999:

                      PERIOD:                         HIGH (U.S. $)   LOW (U.S. $)
                      -------                         -------------   ------------
1998
  First Quarter.....................................      $2.88          $1.00
  Second Quarter....................................      $1.56          $0.56
  Third Quarter.....................................      $0.75          $0.19
  Fourth Quarter....................................      $0.25          $0.06
1999
  First Quarter.....................................      $0.44          $0.08
  Second Quarter....................................      $0.36          $0.08
  Third Quarter.....................................      $0.90          $0.20
  Fourth Quarter....................................      $0.96          $0.26

     On March 24, 2000, the closing price reported by NASDAQ was U.S. $1.81. Stockholders are urged to obtain current market prices for our Common Stock. Beginning April 1, 1997, Harris Trust Company of California has been our transfer agent.

RECORD HOLDERS

     To our knowledge there were approximately 125 holders of record of the stock of the Company as of March 24, 2000. However, our transfer agent has indicated that beneficial ownership is in excess of 3,300 shareholders.

DIVIDENDS

     We have not paid any cash dividends on its Common Stock and has no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. Our future dividend policy will be determined from time to time by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7. The selected data presented below under the headings "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1997, 1996 and 1995, are derived from the consolidated financial statements of Spatializer Audio Laboratories, Inc. and subsidiaries, which consolidated balance sheets have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data for the years ended December 31, 1999 and 1998 are derived from the Company's consolidated financial statements which have been audited by Farber & Hass LLP, independent public accountants. The consolidated statements of operation and cashflows for the year ended December 31, 1997 and the report thereon are included elsewhere in this Report.

                                                           FISCAL YEAR ENDED
                              ---------------------------------------------------------------------------
                              DECEMBER 31,   DECEMBER 31,      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                1995(1)          1996              1997           1998           1999
                              ------------   ------------      ------------   ------------   ------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues....................  $     1,230     $    2,024       $     2,781    $     1,680    $     1,660
Cost Of Revenues............          (79)          (186)             (230)          (134)           (49)
                              -----------     ----------       -----------    -----------    -----------
Gross Profit................        1,151          1,838             2,551          1,546          1,611
Total Operating Expenses....       (4,403)       (27,042)(3)        (7,238)        (3,490)        (1,156)
Other Income (Expense),
  Net.......................           74            119                27           (108)           (94)
Loss from Discontinued
  Operations................                                                       (3,702)
Income taxes................          (63)          (310)              (60)           (38)            (6)
                              -----------     ----------       -----------    -----------    -----------
Net Income (Loss)...........  $    (3,241)    $  (25,395)(4)   $    (4,720)   $    (5,792)   $       355
                              -----------     ----------       -----------    -----------    -----------
Basic Income (Loss) Per
  Share(5)..................  $     (0.32)    $    (2.01)      $     (0.23)   $     (0.29    $      0.01
                              ===========     ==========       ===========    ===========    ===========
Diluted Income (Loss) Per
  Share(5)..................  $     (0.32)    $    (2.01)      $     (0.23)   $     (0.29)   $      0.01
                              ===========     ==========       ===========    ===========    ===========
Weighted Average Common
  Shares....................   10,156,816     12,644,751        20,604,095     22,180,180     33,805,512
                              ===========     ==========       ===========    ===========    ===========
CONSOLIDATED BALANCE SHEET
  DATA:
Cash and Cash Equivalents...  $     3,113     $    1,587       $       577    $       264    $     1,022
Working Capital (Deficit)...        3,159          2,092                83         (1,975)           395
Total Assets................        4,420          4,141             3,165            893          2,118
Advances From Related
  Parties...................          325            113               113            857            337
Shareholders' Note
  Payable...................           --             --                --
Total Shareholders' Equity
  (Deficit).................  $     3,697     $    3,268       $     1,525    $    (1,553)   $       768

---------------
(1) A Plan of Arrangement was completed on July 27, 1994 whereby the situs of the Company was moved to Delaware. Spatializer Audio Laboratories, Inc., a Delaware corporation, became the parent company for

Spatializer-Yukon and DPI. The financial statements for this fiscal year reflect the consolidation of all three entities.

(2) Not used.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the year ended December 31, 1999 compared to the year ended December 31, 1998, and the year ended December 31, 1998, compared with the year ended December 31, 1997.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE YEAR ENDED DECEMBER 31,
1998

REVENUES

     Revenues declined to $1,660,000 for the year ended December 31, 1999 compared to $1,680,000 for the year ended December 31, 1998, a decline of 1%. Revenues include license issuance fees and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs and non-recurring engineering fees.

     The decrease in revenues is attributed primarily to the settlement in early 1998 of royalty claims from a licensee for which there was no comparable license settlement in the current fiscal year, competitive market pricing pressure and decreases in recurring royalties for the licensing of Spatializer audio technology reflecting weakness in the Japanese 3-D audio market. This was substantially offset by increases in royalties derived from DSP foundries and OEMs for the Company's N-2-2 technology and royalty and engineering fees from a new licensee in 1999.

     Gross profit increased to 98% in the year ended December 31, 1999 compared with 92% for the comparable period last year. This increase reflects the impact of the discontinuation of lower margin consumer products sales, and inventory write-downs on the remaining consumer products inventory to market in 1998, for which there was no comparable adjustment in 1999. The Company maintains a high margin as the majority of revenues are from licensing and royalty activities, which have little or no associated direct costs.

  OPERATING EXPENSES

     Operating expenses for the year ended December 31, 1999 decreased to $1,156,000 from $3,490,000 for the year ended December 31, 1998, a decrease of 67%. The decrease in operating expenses result from the rationalization of overhead, particularly with regard to the corporate office, implemented in late September 1998, as part of the Company's strategic repositioning to focus exclusively on its core audio business.

     Based on this strategic refocusing, MultiDisc Technologies, Inc. is being treated as a discontinued operation for accounting purposes. Operating expenditures in 1999 were minimal and were accrued in the year ending December 31, 1998. Operating and wind down expenses of MultiDisc Technologies, Inc totaling $3,000,000 were excluded from 1998 operating expenses and presented separately as a discontinued operation. Total operating expenses of MultiDisc Technologies, Inc. for the year ended December 31, 1997 were $3,791,000.

  GENERAL AND ADMINISTRATIVE

     General and administrative costs decreased to $516,000 for the year ended December 31, 1999 from $1,732,000 for the year ended December 31, 1998, a decrease of 70%. The decrease is primarily due decreased payroll and payroll-related costs primarily related to the downsizing of the corporate office as a result of overhead rationalizations implemented beginning in September 1998. General operating costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs.

  RESEARCH AND DEVELOPMENT

     Research and Development costs decreased to $383,000 for the year ended December 31, 1999, compared to $756,000 for the year ended December 31,1998, a decrease of 49%. The decrease in research and development expense was due to headcount attrition and a delay in efforts to fill open positions until additional working capital became available through the December Transactions.

     In addition, the Company continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward porting support of N-2-2(TM) -- Digital Virtual Surround technologies to current and potential licensees during the year and toward development of StreamFX, an Internet audio enhancement product and Vi.B.E., a virtual bass enhancement technology.

  SALES AND MARKETING

     Sales and marketing costs decreased to $257,000 for the year ended December 31, 1999, compared to $1,002,000 for the year ended December 31, 1998, a decrease of 73%. The decrease results from headcount reductions effected in September 1998 and suspension of public relations, formal trade show participation and advertising efforts until the additional working capital became available through the December Transactions.

  LOSS ON DISCONTINUED OPERATION

     There was no loss on discontinued operation in the year ended December 31, 1999. Compared to a loss on discontinued operation of $3,702,000 for the year ended December 31, 1998. Expenditures for MDT were minimal in fiscal 1999 and were accrued in the year ended December 31, 1998. Loss on discontinued operation was comprised of the reclassification of $2,847,000 of the net MDT expenses and valuation adjustments of $855,000. The net expense primarily represented general and administrative, sales and marketing and research and development expenses for the period January 1 through September 30,1998. The Board of Directors announced the discontinued operation of MDT on September 25, 1998 and had preliminary indications from its banker and potential buyers that the sale of MDT's assets would not result in a loss to the Company. However, since no transaction had been consummated for the MDT assets as of the date on which the Company filed its annual report Form 10-K in April 1999, the Company elected to reserve for the contingency.

  NET INCOME (LOSS)

     Net Income increased to $355,000 for the year ended December 31, 1999, compared to a net loss of $5,792,000 for the year ended December 31, 1998, an increase of 103%. The improvement for the period is primarily the result of overhead rationalization and corporate refocusing which began its implementation in September 1998 and the wind down costs of MDT in 1998, for which there were no such expenses in the current fiscal year.

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

     The decrease in revenues is attributed primarily to decreases in recurring royalties for the licensing of Spatializer audio technology reflecting competitive market pricing pressure, the discontinuation of consumer product sales, as well as the signing in late 1997 of a flat fee license agreement for which there was no comparable license agreement in the current fiscal year and weakness in the Asian market.

     Gross profit was unchanged at 92% in the year ended December 31, 1998 compared with 92% for the comparable period. This increase reflects the impact of the discontinuation of lower margin consumer products sales, partially offset by inventory write-downs ($86,000) on the remaining consumer products inventory to market. The Company maintains a high margin as the majority of revenues are from licensing and royalty activities, which have little or no associated direct costs.

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

  RESEARCH AND DEVELOPMENT

     Research and Development costs decreased to $756,000 for the year ended December 31, 1998, compared to $3,708,000 for the year ended December 31,1997, a decrease of 79%. The decrease in research and development expense was due to headcount attrition and a delay in efforts to fill open positions until the additional working capital became available through the December Transactions.

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

  SALES AND MARKETING

     Sales and marketing costs decreased to $1,002,000 for the year ended December 31, 1998, compared to $1,356,000 for the year ended December 31, 1997, a decrease of 26%. The decrease is primarily due to the reclassification of MDT expenses of $531,000 to discontinued operations, partially offset by an expansion in DPI sales personnel, travel and international sales representative expenses.

  LOSS ON DISCONTINUED OPERATION

     Loss on discontinued operation was $3,702,000 for the year ended December 31, 1998. There was no comparable loss in the prior year. Loss on discontinued operation is comprised of the reclassification of $2,847,000 of the net MDT expenses and valuation adjustments of $855,000. The net expense represents primarily general and administrative, sales and marketing and research and development expenses for the period January 1 through September 30,1998. The Board of Directors announced the discontinued operation of MDT on September 25, 1998 and had preliminary indications from its banker and potential buyers that the sale of MDT's assets would not result in a loss to the Company. However, since no transaction has been consummated for the MDT assets as of this filing date, the Company has elected to reserve for this contingency.

  NET LOSS

     The net loss decreased to $5,792,000 for the year ended December 31, 1998, compared to $4,720,000 for the year ended December 31, 1997, an increase of 22%. The increased net loss for the period is primarily the result of wind down costs at the Company's discontinued operation, MDT and lower revenues of DPI, partially offset by significantly lower technology demonstrator development compared with the prior year.

  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, we had $1,022,000 in cash and cash equivalents as compared to $264,000 at December 31, 1998. The increase in cash and cash equivalents is attributed to cash provided by the issuance of 1,884,254 additional shares of Common Stock ($1.05 million in new capital from the December Transaction), and cash provided by other operating activities. We had working capital of $395,000 at December 31, 1999 as compared with a working capital deficit of $1,975,000 at December 31, 1998. Our future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and common stock issuances including warrant and option exercises. At December 31, 1999 we had six Foundry licensees, seventy-six OEM Licensees and fourteen authorized customers for its audio signal processing business as compared with six Foundry licensees and seventy-three OEM Licensees and eight authorized customers at December 31, 1998. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

     We have related party obligations of $225,000, convertible into Common Stock at our or Debtee's option. The obligation matures in June 2001. The Company owed $337,500 to related parties as of December 31, 1999 and $857,500 at December 31, 1998.

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

     On April 14, 1998, we entered into a private placement for up to $5 million of which $3 million was funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, we issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of our common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. We do not expect any additional investment above the initial $3 million to be received under this placement. At December 31, 1999, 60,000 shares of Series A Convertible Preferred Stock, representing the entire placement had been converted into a total of 30,517,943 shares of our Common Stock, some of which are covered by Form S-3 and the balance of which were issued as restricted shares.

     Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or
(y) on the effective date of a Form S-3 Registration Statement (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for our Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of our Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of our Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock and shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred (120) days and prior to one hundred forty-nine (149) days of first issuance of the Series A Preferred Stock. The applicable Conversion Discount increased by five percent (5%) when we were de-listed on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion.

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

     On September 25, 1998, we announced that our Board of Directors was refocusing our business on the exploitation of its audio technologies, and, as noted above, to properly position the MultiDisc assets for sale. Currently we are actively pursuing licensing opportunities, including possible strategic alliances and capital funding opportunities based on its core audio technologies. In reaching its decision of September 25, 1998, we indicated that while we recognized the prospects of MultiDisc, the capital investment required to properly commercialize the technology was beyond our capacity and, therefore, we made the decision to seek a sale transaction. Effective as of that date, Steven D. Gershick resigned as chief executive officer of the Company and as president of MultiDisc Technologies, Inc., but continued to serve as chairman of the board and director of the Company until February 10, 2000. Henry R. Mandell, who joined the Company in March, 1998 as senior vice president finance was designated as interim chief executive officer to oversee all of the corporate activities, reporting to the Board of Directors, and continues in that capacity. Michael Bolcerek resigned as president of Desper Products, Inc. Mr. Mandell was elected as a director by the stockholders on February 10, 2000 and also was designated chief executive officer and chairman of the board.

     We responded to inquiries from NASDAQ and attended a hearing with respect to its continued listing on October 29, 1998 at which time it outlined its strategy for continued listing. In November, 1998, NASDAQ provided us with an extension and conditional listing until December 31, 1998 to provide evidence of compliance with all requirements for continued listing. On December 31, 1998, we informed NASDAQ that we would be unable to comply with these requirements. On January 5, 1999, our common stock was delisted from the NASDAQ SmallCap Market and, on the same day, commenced trading on the NASD Bulletin Board under the symbol "SPAZ".

     In December 1999, we completed a set of financial transactions (the "December Transactions") with certain existing holders of our equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of our Common Stock ($1.05 million in new capital or $0.55725 per share), the issuance of warrants to acquire 2,100,000 shares of Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock issued in that earlier financing, the conversion of $1 million of short term debt into a new Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and the conversion of $225,000 of secured debt into secured convertible debt.

     In the December Transactions, $895,000 in short term loan advances from officers, directors and their affiliates and certain other securities holders, and accrued interest of $134,647, were restructured into the $1,000,000 in new Series B Preferred Stock. The Series B Preferred Stock, and any dividends therefrom not converted into cash, are convertible commencing in 2001 into restricted Common Stock at a 10% discount, based on the 10 day average closing bid price prior to the conversion, but subject to a minimum conversion of $.56 per share and a maximum of $1.12 per share. We have a three year option to redeem any Series B Preferred Stock, not sooner converted, in whole or in part, in cash.

     In the December Transactions, $225,000 of secured debt, including accrued interest, was converted into secured long term convertible debt. The long term debt is held by existing institutional investors and is secured by essentially all of our assets. The debt, and accrued interest, is convertible at our or the holder's options into registered Common Stock at a conversion price equal to the average 10 day closing bid price prior to conversion but subject to the same minimum and maximum conversion prices set for the Series B Preferred Stock.

     Funds generated by these financing activities as well as cash generated from the Company's existing operations is expected to be sufficient for us to meet our operating obligations and the anticipated additional research and development for its audio technology business.

  NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1999, we had net operating loss carryforwards of $26,000,000 for income tax purposes. Our ability to utilize approximately $900,000 of these tax losses which accrued during 1994 against future income may be restricted as a result of the change in year-ends to December 31, 1994. The net operating loss carryforwards expire through 2012.

  INFLATION

     We believe that the moderate inflation rate of the 1990's has not impacted our operations.

  YEAR 2000

     We are aware that many computer software programs may not currently be designed to properly handle the system date change after December 31, 1999. We have addressed this contingency with its computer consultants and has upgraded our software programs in 1998, the cost of which was approximately $15,000. The Company has not experienced any Year 2000 problems as of this filing date.

  THE ASIAN ECONOMIC CRISIS

     Approximately 51% of our revenues for the year ended December 31, 1999 were derived from foundries and OEM's based in Japan and other Asian countries. We believe that the relatively moderate level of the Company's Asian business, and the concentration of this Asian business with Matsushita Electronics Corporation, Toshiba Corporation, Samsung and LG Electronics which comprised 85% of revenues generated from Asian customers, has resulted in some impact on revenues and profitability.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Spatializer Audit Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flow for the years then ended in conformity with generally accepted accounting principles.

/s/  FARBER & HASS LLP

Oxnard, California
March 10, 2000

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

                                          /s/  KPMG PEAT MARWICK LLP

Los Angeles, California
March 6, 1998, except for note 19, which is as of April 15, 1998

ITEM 8. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Current Assets:
  Cash and Cash Equivalents.................................  $  1,021,998    $    264,054
  Accounts Receivable.......................................       687,595         134,633
  Inventory.................................................        12,993           7,993
  Prepaid Expenses and Deposits.............................        22,640          65,718
                                                              ------------    ------------
          Total Current Assets..............................     1,745,226         472,398
Property and Equipment, Net.................................       132,803         184,140
Intangible Assets, Net......................................       207,793         236,913
Other Assets................................................        32,177
                                                              ------------    ------------
                                                              $  2,117,999    $    893,451
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes Payable.............................................  $     14,149    $     14,795
  Notes Payable to Related Party............................       337,742         857,500
  Accounts Payable..........................................       234,117         335,784
  Accrued Wages and Benefits................................        53,136          84,423
  Accrued Expenses..........................................       291,117         370,548
  Deferred Income...........................................                       250,000
  Net Liabilities of Discontinued Operation.................       419,600         533,891
                                                              ------------    ------------
          Total Current Liabilities.........................     1,349,861       2,446,941
                                                              ------------    ------------
  Commitments and Contingencies
Stockholders' Equity (Deficit):
  7% Series A Convertible Preferred shares, $0.01 par value;
     100,000 shares authorized; no shares and 52,900 shares
     issued and outstanding at December 31, 1999 and 1998,
     respectively...........................................                           529
  10% Series B Convertible Redeemable Preferred shares,
     $0.01 par value; 1,000,000 shares authorized; 102,967
     shares and no shares issued and outstanding at December
     31, 1999 and 1998, respectively........................         1,030
  Common shares, $0.01 par value; 50,000,000 shares
     authorized; 46,174,970 and 25,841,867 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................       461,750         258,418
  Additional Paid-In Capital................................    45,913,503      44,150,501
  Accumulated Deficit.......................................   (45,608,146)    (45,962,938)
                                                              ------------    ------------
          Total Shareholders' Equity (Deficit)..............       768,137      (1,553,490)
                                                              ------------    ------------
                                                              $  2,117,999    $    893,451
                                                              ============    ============

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues:
  Product Revenues, Net.............................                 $    39,496    $   336,703
  Licensing Revenues................................                     663,522        880,000
  Royalty Revenues..................................  $ 1,660,371        976,697      1,564,530
                                                      -----------    -----------    -----------
                                                        1,660,371      1,679,715      2,781,233
     Cost of Revenues...............................       48,780        134,190        229,736
                                                      -----------    -----------    -----------
                                                        1,611,591      1,545,525      2,551,497
                                                      -----------    -----------    -----------
Operating Expenses:
  General and Administrative........................      515,843      1,732,097      2,173,717
  Research and Development..........................      383,176        755,899      3,707,995
  Sales and Marketing...............................      257,017      1,001,747      1,356,196
                                                      -----------    -----------    -----------
                                                        1,156,036      3,489,743      7,237,908
                                                      -----------    -----------    -----------
     Operating Income (Loss)........................      455,555     (1,944,218)    (4,686,411)
                                                      -----------    -----------    -----------
Interest Income.....................................        3,401         27,672         57,305
Interest Expense....................................     (102,468)       (84,723)       (21,063)
Other Income (Expense), Net.........................        4,804        (50,955)        (8,949)
                                                      -----------    -----------    -----------
                                                          (94,263)      (108,006)        27,293
                                                      -----------    -----------    -----------
       Income (Loss) from Continuing Operations.....      361,292     (2,052,224)    (4,659,118)
       Loss from Discontinued Operations............                  (3,701,599)
                                                      -----------    -----------    -----------
     Income (Loss) Before Income Taxes..............      361,292     (5,753,823)    (4,659,118)
     Income Taxes...................................       (6,500)       (38,238)       (60,703)
                                                      -----------    -----------    -----------
     Net Income (Loss)..............................  $   354,792    $(5,792,061)   $(4,719,821)
                                                      ===========    ===========    ===========
     Basic and Diluted Income (Loss) per Share:
       Continued Operations.........................  $       .01    $      (.12)   $      (.23)
       Discontinued Operations......................                        (.17)
                                                      -----------    -----------    -----------
                                                      $       .01    $      (.29)   $      (.23)
                                                      ===========    ===========    ===========
       Weighted-Average Shares Outstanding..........   33,805,512     22,180,180     20,604,095
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1999          1998           1997
                                                       ----------    -----------    -----------
Cash Flows from Operating Activities:
  Net Income (Loss)..................................  $  354,793    $(5,792,061)   $(4,719,821)
  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Used by Operating Activities:
     Depreciation and Amortization...................     103,564        126,334        407,283
     Discontinued Operations.........................                    962,060
     Deferred Transaction Costs......................                    146,529
     Loss on Disposal of Property and Equipment......                     50,308         14,281
     Provision for Doubtful Accounts.................                                   100,000
     Options and Warrants Issued for Services........                     56,030        100,000
  Net Change in Assets and Liabilities:
     Accounts Receivable and Employee Advances.......    (558,583)       798,675       (249,806)
     Inventory.......................................      (5,000)        85,257        203,289
     Prepaid Expenses and Deposits...................      16,521         31,112        125,282
     Other Assets....................................                                    (4,135)
     Accounts Payable................................    (101,667)       102,737        247,506
     Accrued Expenses and Other Liabilities..........    (360,718)       503,007         78,701
     Discontinued Operations.........................    (114,291)       (66,796)
                                                       ----------    -----------    -----------
Net Cash Used by Operating Activities................    (665,382)    (2,996,808)    (3,697,465)
                                                       ----------    -----------    -----------
Cash Flows from Investing Activities:
     Purchase of Property and Equipment..............     (16,365)       (43,079)      (187,485)
     Proceeds from Disposal..........................                     20,400
     Intangible Assets...............................      (6,740)       (34,350)      (237,036)
     Deferred Transaction Costs......................                                  (146,529)
     Discontinued Operations.........................                   (238,025)
                                                       ----------    -----------    -----------
Net Cash Used by Investing Activities................     (23,105)      (295,054)      (571,050)
                                                       ----------    -----------    -----------
Cash Flows from Financing Activities:
  Issuance of Common and Preferred Shares, Net.......   1,959,627      2,611,474      1,966,144
  Exercise of Options and Warrants...................       7,208         45,954        910,917
  Notes and Amounts Due to (from) Related Parties....    (519,757)       745,000
  Proceeds (Repayments) on Line of Credit............                   (400,000)       400,000
  Discontinued Operations............................                    (20,501)
  Repayments of Notes Payable........................        (647)        (3,424)       (18,528)
                                                       ----------    -----------    -----------
Net Cash Provided by Financing Activities............   1,446,431      2,978,503      3,258,533
                                                       ----------    -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents.....     757,944       (313,359)    (1,009,982)
Cash and Cash Equivalents, Beginning of Year.........     264,054        577,413      1,587,395
                                                       ----------    -----------    -----------
Cash and Cash Equivalents, End of Year...............  $1,021,998    $   264,054    $   577,413
                                                       ==========    ===========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Year for:
     Interest........................................  $   11,250    $    26,370    $    21,063
     Income Taxes....................................  $    6,500    $    35,838    $    60,703

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        SERIES A, 7% CONVERTIBLE    SERIES B, 10% CONVERTIBLE
                            PREFERRED SHARES            PREFERRED SHARES                       COMMON SHARES
                        -------------------------   -------------------------   --------------------------------------------
                         NUMBER OF                   NUMBER OF                  NUMBER OF                      ADDITIONAL
                          SHARES       PAR VALUE      SHARES       PAR VALUE      SHARES       PAR VALUE     PAID-IN-CAPITAL
                        -----------   -----------   -----------   -----------   ----------   -------------   ---------------
Balance, January 1,
  1998................                                                          21,410,012     $214,100        $41,481,890
Issuance of Preferred
  Shares, Net.........     60,000        $ 600                                                                   2,610,874
Options Issued for
  Services............                                                              13,333          133             12,571
Options Exercised.....                                                              19,000          190             33,060
Warrants Exercised....
Conversion of
  Preferred Shares....     (7,100)         (71)                                  4,399,522       43,995            (43,924)
Net Loss..............                                                                  --           --                 --
                          -------        -----        -------        ------     ----------     --------        -----------
Balance, December 31,
  1998................     52,900          529                                  25,841,867      258,418         44,150,501
Issuance of Preferred
  Shares, Net.........                                102,967        $1,030                                      1,028,617
Issuance of Common
  Shares, Net.........                                                           1,884,254       18,843            911,137
Options Exercised.....                                                              59,998          600              6,608
Conversion of
  Preferred Shares....    (52,900)        (529)                                 18,388,851      183,889           (183,360)
Net Income............                                                                  --           --                 --
                          -------        -----        -------        ------     ----------     --------        -----------
Balance, December 31,
  1999................          0        $   0        102,967        $1,030     46,174,970     $461,750        $45,913,503
                          =======        =====        =======        ======     ==========     ========        ===========


                                           TOTAL
                        ACCUMULATED    SHAREHOLDERS'
                          DEFICIT         EQUITY
                        ------------   -------------
Balance, January 1,
  1998................  $(40,170,877)   $ 1,525,113
Issuance of Preferred
  Shares, Net.........                    2,611,474
Options Issued for
  Services............                       12,704
Options Exercised.....                       33,250
Warrants Exercised....
Conversion of
  Preferred Shares....
Net Loss..............    (5,792,061)    (5,792,061)
                        ------------    -----------
Balance, December 31,
  1998................   (45,962,938)    (1,553,490)
Issuance of Preferred
  Shares, Net.........                    1,029,647
Issuance of Common
  Shares, Net.........                      929,980
Options Exercised.....                        7,208
Conversion of
  Preferred Shares....
Net Income............       354,792        354,792
                        ------------    -----------
Balance, December 31,
  1999................  $(45,608,146)   $   768,137
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

     The Company's wholly-owned subsidiary, Desper Products, Inc. ("DPI"), is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

     The Company's wholly-owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), was in the business of developing scaleable, modular compact disc and digital versatile disc ("DVD") server technologies associated with a network based compact disc/DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets are being marketed for sale (see Note 12).

(2) SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION -- The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation (see Note 12). All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION -- The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

     CONCENTRATION OF CREDIT RISK -- Financial instruments which potentially subject the company to concentrations of credit risk consist principally of cash and trade accounts receivable.

     At December 31, 1999, four customers accounted for 48%, 16%, 12% and 12%, respectively, of the Company's trade receivables. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

     CASH AND CASH EQUIVALENTS -- Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     MAJOR CUSTOMERS -- During the year ended December 31, 1999, four customers accounts for 30%, 26%, 15% and 10%, respectively, of the Company's net sales.

     INVENTORY -- Inventory, which consists primarily of finished goods, is stated at the lower of cost (first-in, first-out) or market.

     RESEARCH AND DEVELOPMENT COSTS -- The Company expenses research and development costs as incurred.

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment are depreciated over three to five years using accelerated-depreciation methods, which approximates 150% declining balance. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term.

     INTANGIBLE ASSETS -- Intangible assets consist of patent costs which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to ten years.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     VALUATION ACCOUNTS -- The Company had reserves for doubtful accounts recorded in the accompanying consolidated financial statements which are summarized as follows:

BALANCE AT JANUARY 1, 1998...............................  $ 190,000
Charged to Expense.......................................          0
Deductions...............................................   (190,000)
                                                           ---------
BALANCE AT DECEMBER 31, 1998.............................          0
BALANCE AT DECEMBER 31, 1999.............................  $       0
                                                           =========

     EARNINGS PER SHARE -- On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15.

     The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
BASIC:
Net Income (Loss) Available to Common
  Shareholders....................................  $   354,792    $(5,792,061)
Weighted Average Shares Outstanding...............   33,805,512     22,180,180
Basic Earnings per Share..........................  $      0.01    $     (0.29)
DILUTED:
Net Income (Loss) Available to Common
  Shareholders....................................  $   354,792    $(5,792,061)
Weighted Average Shares Outstanding...............   33,805,512     22,180,180
Net Effect of Dilutive Stock Options and Warrants
  Based on the Treasury Stock Method Using Average
  Market Price....................................    1,859,519            N/A
Total Shares......................................   35,665,031
Diluted Earnings per Share........................  $    0.0100            N/A
Average Market Price of Common Stock..............  $    0.4700            N/A
Ending Market Price of Common Stock...............  $    0.9375            N/A

     The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during 1998 and 1997 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                                              1999         1998         1997
                                            ---------    ---------    ---------
Options...................................  1,252,500    1,972,300    1,855,070
Warrants..................................  2,730,000      732,000      934,750
                                            ---------    ---------    ---------
Total.....................................  3,982,500    2,704,300    2,789,820
                                            =========    =========    =========

     The loss per share for the year ended December 31, 1998 includes the effect of approximately $371,000 of the beneficial conversion feature of the Series "A", 72 Convertible Preferred Stock as well as dividends in arrears of approximately $149,000 related to this Preferred Stock.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     STOCK OPTION PLAN -- Prior to January 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense using the fair-value-based method over the vesting period the fair value of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (Note 9).

     IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF -- The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets (see Notes 4). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     SEGMENT REPORTING -- The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of December 31, 1998, the Company has only one operating segment, DPI, the Company's 3-D Audio Signal Processing business.

     COMPREHENSIVE INCOME -- The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the years ended December 31, 1999, 1998 and 1997. As a result, comprehensive income
(loss) is the same as the net income (loss) for the years ended December 31, 1999, 1998 and 1997.

     INCOME TAXES -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     USE OF ESTIMATES -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS -- The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 1999 and 1998 approximated fair value due to the short maturity of those investments.

     The fair value of the advances from related parties could not be estimated due to the nature of the borrowings.

     The fair values of notes payable at December 31, 1999 and 1998 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

     DISCONTINUED OPERATIONS -- In September 1998, the Board of Directors approved a plan to refocus corporate activities on the Company's core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation (see Note
12).

(3) PROPERTY AND EQUIPMENT

     Property and equipment, as of December 31, 1999 and 1998, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

                                                           1999        1998
                                                         --------    --------
Office Computers, Software, Equipment and Furniture....  $242,272    $225,907
Test Equipment.........................................    60,647      60,647
Tooling Equipment......................................    44,136      44,136
Trade Show Booth and Demonstration Equipment...........   122,768     122,768
Leasehold Improvements.................................    22,122      22,122
                                                         --------    --------
Total Property and Equipment...........................   491,945     475,580
Less Accumulated Depreciation and Amortization.........   359,142     291,440
                                                         --------    --------
Property and Equipment, Net............................  $132,803    $184,140
                                                         ========    ========

(4) INTANGIBLE ASSETS

     Intangible assets, as of December 31, 1999 and 1998 consist of the following:

                                                           1999        1998
                                                         --------    --------
Capitalized Patent and Technology Costs................  $373,677    $365,637
Less Accumulated Amortization..........................   165,884     128,724
                                                         --------    --------
Intangible Assets, Net.................................  $207,793    $236,913
                                                         ========    ========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) FINANCING ARRANGEMENTS

     NOTES PAYABLE -- Notes payable at December 31, 1999 and 1998 consist of the following:

                                                            1999       1998
                                                           -------    -------
Notes payable, secured by equipment, interest at 11.5% to
  22%, payable in monthly installments through May
  2002...................................................  $14,149    $14,795
                                                           =======    =======

     The notes payable balances as of December 31, 1999 and 1998 have been classified as current liabilities since the long-term portion of the debt is not material to the accompanying consolidated balance sheet. Capital lease obligations totalling $25,552 at December 31, 1999 are included in the Net Liabilities of Discontinued Operations.

(6) NOTES PAYABLE TO RELATED PARTIES

     The Company was indebted to certain related parties for an amount totaling $337,742 at December 31, 1999. This amount bears interest at a fixed rate of 10% annually and is due on demand. It is convertible into shares of common stock based on the 10 day average closing bid price immediately prior to notice of conversion.

     At December 31, 1998, the Company was indebted to four of its directors and one of its executives for an amount totalling $745,000. This amount bears interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998. The remaining $95,000 was due on November 30, 1999, or upon the sale of the MDT assets. The Company granted 95,000 warrants to purchase common stock at $0.20 per share in connection with the $95,000 of indebtedness. This debt was converted into Series B preferred stock in December 1999 (see Note
7).

(7) SHAREHOLDERS' EQUITY

  During the year ended December 31, 1999, shares were issued or converted as follows:

     In December 1999, the Company completed a set of financial transactions (the "December Transactions") with certain existing holders of the Company's equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of our common stock ($1.05 million in new capital or $0.55725 per share), the issuance of warrants to acquire 2,100,000 shares of common stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire common stock issued in an earlier financing, the conversion of $1 million of short-term debt into a new Series B Convertible Redeemable Preferred Stock ("Series B Preferred Stock") and the conversion of $225,000 of secured debt into secured long-term convertible debt.

     In the December Transactions, $895,000 in short-term loan advances from officers, directors and their affiliates and certain other securities holders, and accrued interest of $134,647, were restructured into $1,000,000 in new Series B Preferred Stock. The Series B Preferred Stock, and any dividends therefrom not converted into cash, are convertible commencing in 2001 into restricted common stock at a 10% discount, based on the 10-day average closing bid price prior to the conversion, but subject to a minimum conversion of $56 per share and a maximum of $1.12 per share. The Company has a three-year option to redeem any Series B Preferred Stock, not sooner converted, in whole or in part, in cash.

     In the December Transactions, $225,000 of secured debt, including accrued interest, was converted into secured long-term convertible debt. The long-term debt is held by existing institutional investors and is secured by essentially all of the Company's assets. The debt, and accrued interest, is convertible at the Company's or the holder's options into registered common stock at a conversion price equal to the average

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10-day closing bid price prior to conversion but subject to the same minimum and maximum conversion prices set for the Series B Preferred Stock.

     Also, concurrently with the December Transactions, 55,000 shares were allocated to the Company's outside legal counsel in payment of a portion of its legal fees for this transaction.

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

     Holders of the Series A Preferred Stock have a right to convert their shares, at their option on the earlier of (x) ninety (90) days after issuance or
(y) on the effective date of a Form S-3 Registration Statement (the "Conversion Date") with such conversion to be based on a per share conversion price ("Conversion Price") equal to the lesser of a price that reflects a discount (the "Conversion Discount") to the average of any three (3) consecutive closing bid prices for the Company's Common Stock within twenty (20) trading days immediately prior to the conversion date (the "Floating Conversion Price") or a price which is equal to one hundred thirty percent (130%) of the closing bid prices of the Company's Common Stock for the ten (10) trading days immediately preceding the date of issuance (the "Fixed Conversion Price") provided that in determining the Conversion Price, the holder shall not count any day on which its sales account for greater than twenty percent (20%) of the volume of the Company's Common Stock and on which the holder has sales in the last hour of trading. The Conversion Discount shall be equal to fifteen percent (15%) if the Conversion Rights are exercised within one hundred twenty (120) days of first issuance of the Series A Preferred Stock and shall be equal to seventeen and one-half percent (17.5%) if the Conversion Rights are exercised after one hundred twenty (120) days and prior to one hundred forty-nine (149) days of first issuance of the Series A Preferred Stock. The applicable Conversion Discount increased by five percent (5%) when the Company was delisted on NASDAQ. In addition, the percentage of shares that can be converted at any one time is limited during such time periods and the holders cannot own more than 4.99% of the equity of the Company after the Conversion.

     At December 31, 1998, 7,100 shares of the Convertible Preferred Series A Stock had been converted into a total of 4,399,522 shares of the Company's Common Stock.

     The beneficial conversion feature of the Series A Preferred Stock will be recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid-in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid-in capital. At December 31, 1998, dividends in arrears were $131,148.

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

(8) ESCROWED PERFORMANCE SHARES

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

     Under the revised escrow arrangement, the performance shares will vest, provided the individual has not voluntarily terminated his/her relationship with the Company prior to applicable vesting dates.

     Based on the revised escrow arrangement, which primarily converts the escrow shares release from performance criteria to a time-based criteria, the Company recorded as compensation expense the excess of the fair market value of the 5,776,700 performance shares on the date the Company accepted the terms of the new escrow arrangement over the purchase price of such escrow shares.

     All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 1999, 1998 and 1997. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above.

(9) STOCK OPTIONS

     In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,617,497 as of December 31, 1999. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 1999, there were 1,758,030 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $0.32, $0.25, and $1.44, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 and 1998 -- expected dividend yield 0%, risk-free interest rate of 9.0%,

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expected volatility of 95% and an expected life of 3 years; 1997 -- expected dividend yield 0%, risk-free interest rate of 6.50%, expected volatility of 147% and an expected life of 5 years.

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

                                                  1999         1998           1997
                                                --------    -----------    -----------
NET INCOME (LOSS):
As Reported...................................  $354,792    $(5,792,061)   $(4,719,821)
Pro Forma.....................................  $(49,978)   $(5,792,061)   $(6,408,547)
BASIC AND DILUTED LOSS:
As Reported...................................  $   0.01    $      (.29)   $      (.23)
Pro Forma.....................................  $  (0.01)   $      (.29)   $      (.31)

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

     Stock option activity during the periods indicated is as follows:

                                                                WEIGHTED-AVERAGE
                                                    NUMBER       EXERCISE PRICE
                                                   ---------    ----------------
Options outstanding at January 1, 1997...........  1,701,732         $2.737
Options granted..................................    780,000         $1.560
Options exercised................................   (339,833)        $1.182
Options forfeited................................   (286,829)        $3.208
                                                   ---------
Options outstanding at December 31, 1997.........  1,855,070         $1.897
Options granted..................................    646,000         $0.728
Options exercised................................    (13,333)        $0.953
Options forfeited................................   (515,437)        $1.763
                                                   ---------
Options outstanding at December 31, 1998.........  1,972,300         $1.515
Options granted..................................  1,280,000         $0.316
Options exercised................................    (59,998)        $1.242
Options forfeited................................   (332,835)        $1.131
                                                   ---------
Options outstanding at December 31, 1999.........  2,859,467         $1.271
                                                   =========

     At December 31, 1999, the number of options exercisable was 2,401,300, and the weighted-average exercise price of those options was $1.48.

     On October 30, 1998, the Compensation Committee of the Board of Directors re-priced qualified stock options to purchase 121,000 shares of common stock granted to various employees beginning in June 1995. The exercise price for these options was adjusted to $.01875 per share (the closing market price on October 30, 1998) reducing grant date exercise prices ranging from $0.72 to $2.34 per share. Also, on November 12, 1998, the compensation Committee of the Board of Directors re-priced qualified stock options to purchase 100,000 shares of common stock granted to an employee in March 1998. The exercise price for these options was adjusted to $0.125 per share (the closing market price on November 12, 1998) reducing the

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

grant date exercise price from $1.18 per share. The vesting schedules and expiration dates for these options were not modified.

(10) WARRANTS

     Warrant activity for the periods indicated below is as follows:

                                                      WARRANTS     WARRANT PRICE
                                                      ---------    -------------
Warrants outstanding at January 1, 1997.............    174,000        $3.79
Warrants issued.....................................  1,067,000        $1.45
Warrants exercised..................................   (287,250)       $1.75
Warrants expired....................................    (19,000)       $3.80
                                                      ---------
Warrants outstanding at December 31, 1997...........    934,750        $1.70
Warrants issued.....................................    720,000        $1.45
Warrants exercised..................................    (19,000)       $1.75
Warrants expired....................................   (903,750)       $1.70
                                                      ---------
Warrants outstanding at December 31, 1998...........    732,000        $1.11
Warrants issued.....................................  2,410,000        $0.60
Warrants exercised..................................          0
Warrants expired....................................    412,000        $1.26
                                                      ---------
Warrants outstanding at December 31, 1999...........  2,730,000        $0.67
                                                      =========

     All of the warrants granted in 1999, 1998 and 1997 were issued in connection with private placements except for the following: 100,000 warrants were granted in 1997 as consideration for consulting services rendered during 1997; 25,000 warrants were granted in 1998 as consideration for consulting services rendered during 1998; and 95,000 warrants were granted in 1998 in connection with a debt financing with the Company's directors. For those warrants granted as consideration for consulting services, the fair value of the consulting services was included in research and development costs in the accompanying consolidated statement of operations for the years ended December 31, 1998 and 1997. At December 31, 1999 and 1998, the number of warrants exercisable was 2,730,000 and 732,000, respectively.

(11) INCOME TAXES

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                  1999      1998       1997
                                                 ------    -------    -------
State franchise tax............................  $  800    $ 2,400    $ 2,856
Foreign taxes..................................   5,700     35,838     57,847
                                                 ------    -------    -------
Total..........................................  $6,500    $38,238    $60,703
                                                 ======    =======    =======

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 8.5% to 15% and are recorded as foreign tax expense when incurred.

     Income tax expense for the years ended December 31, 1999, 1998 and 1997 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carryforwards for which no tax benefit has been provided.

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                      1999            1998
                                                   -----------    ------------
DEFERRED TAX ASSETS:
Net Operating Loss Carryforwards.................  $ 9,854,000    $  9,475,000
In-Process Research and Development Costs........                      272,000
Asset Reserves...................................                      313,000
Accrued Liabilities..............................       19,000          32,000
Property and Equipment, Principally Due to
  Differences in Depreciation and Capitalized
  Interest.......................................       23,000          20,000
                                                   -----------    ------------
Total Gross Deferred Tax Assets..................    9,896,000      10,112,000
Less Valuation Allowance.........................   (9,896,000)    (10,112,000)
                                                   -----------    ------------
Net Deferred Tax Assets..........................  $         0    $          0
                                                   ===========    ============

     The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was a change of $(216,000) and $2,074,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 1999 and 1998. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

     At December 31, 1999, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2013.

(12) DISCONTINUED OPERATION

     On September 25, 1998, the Board of Directors determined that it would be unable to raise the necessary capital required to properly commercialize the MDT technology. Therefore, the Company ceased funding the operations of MDT and is actively seeking to sell the assets and technology. All employees of MDT have been terminated and the Company has vacated the MDT facilities.

     Based on this action, the Company is treating MDT as a discontinued operation. Accordingly, the balance sheet and statement of operations of MDT are not consolidated in the continuing operations of the Company, but rather are disclosed as Net Liabilities of Discontinued Operation and Loss From Discontinued Operation, respectively.

     The Net Liabilities of Discontinued Operation at December 31, 1999 are comprised of the following:

Accounts payable.........................................  $(260,364)
Accrued expenses.........................................   (133,684)
Notes payable............................................    (25,552)
                                                           ---------
Net liabilities of discontinued operations...............  $(419,600)
                                                           =========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) COMMITMENTS AND CONTINGENCIES

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,953.94 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and settlement is currently being documented. If the current settlement is finalized, the matter will be resolved without any cost to the Company and I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998.

  Operating Lease Commitments

     The Company is obligated for future minimum rental payments for all operating leases of approximately $75,000 per year through November 2002. Rent expense amounted to approximately $140,000, $251,000 and $238,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required for this item incorporated by reference to the Definitive Proxy filed on January 12, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Information required for this item incorporated by reference to the Definitive Proxy filed on January 12, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required for this item incorporated by reference to the Definitive Proxy filed on January 12, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required for this item incorporated by reference to the Definitive Proxy filed on January 12, 2000.

                                    PART IV

ITEM 14. EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1*      Desper-Spatializer Reorganization Agreement dated January
           29, 1992. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 2.2*      Arrangement Agreement dated as of March 4, 1994 among
           Spatializer-Yukon, DPI and Spatializer-Delaware.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 3.1*      Certificate of Incorporation of Spatializer-Delaware as
           filed February 28, 1994. (Incorporated by reference to the
           Company's Registration Statement on Form S-1, Registration
           No. 33-90532, effective August 21, 1995.)
 3.2*      Amended and Restated Bylaws of Spatializer-Delaware.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 3.3       Certificate of Designation of Series B 10% Redeemable
           Convertible Preferred Stock of the Company as filed December
           27, 1999.
 3.4       Certificate of Amendment of Certificate of Incorporation of
           the Company as filed on February 25, 2000.
 4.1*      Form of Subscription Agreement for August 1994 Private
           Placement. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.2*      Form of Subscription Agreement for November 1994 Private
           Placement. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 4.3*      Form of Spatializer-Yukon Incentive Stock Option Agreement.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 4.4*      Spatializer-Delaware Incentive Stock Option Plan (1995
           Plan). (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 4.5*      Performance Share Escrow Agreements dated June 22, 1992
           among Montreal Trust Company of Canada, Spatializer-Yukon
           and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by
           reference to the Company's Registration Statement on Form
           S-1, Registration No. 33-90532, effective August 21, 1995.)
 4.6*      Spatializer-Delaware 1996 Incentive Plan. (Incorporated by
           reference to the Company's Proxy Statement dated June 25,
           1996 and previously filed with the Commission.)
 4.7*      Form of Subscription Agreement for 1995 Private Placements.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 4.8*      Form of Subscription Agreement and Warrant Agreement for
           March 7, 1997 Private Placement. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year
           ended December 31, 1997.)
 4.9*      Modification Agreement for Escrowed Performance Shares.
           (Incorporated by reference to the Company's Definitive Proxy
           Statement dated June 28, 1996 and previously filed with the
           Commission.)
 4.10 *    Subscription Agreement for April 1998 Private Placement.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-3, Registrations No. 333-52863, filed
           May 15, 1998.)
 4.11      Common Stock Purchase Agreement dated as of December 29,
           1999 among the Company, CPR (USA) Inc., LibertyView Funds,
           L.P., LibertyView Fund, LLC.
 4.12      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
 4.13      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Funds, L.P.
 4.14      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Fund, LLC.
 4.15      Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
 4.16      Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
 4.17      Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView
           Funds, L.P.
 4.18      Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView
           Fund LLC.
 4.19      Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.20      Agreement Regarding Cancellation of Warrants, dated as of
           December 29, 1999 among CPR (USA), Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
 4.21      Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Lufeng Investments (as assignee of Arab Commerce Bank).
 4.22      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Lufeng Investments (as assignee of Arab
           Commerce Bank).
 4.23      Registration Rights Agreement dated as of December 29, 1999 between the Company and Lufeng Investments (as assignee of
           Arab Commerce Bank).
 4.24      Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Bank Insinger de Beaufort.
 4.25      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Bank Insinger de Beaufort.
 4.26      Registration Rights Agreement dated as of December 29, 1999 between the Company and Bank Insinger de Beaufort.
 4.27      Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Romofin, A.G.
 4.28      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Romofin, A.G.
 4.29      Registration Rights Agreement dated as of December 29, 1999 between the Company and Romofin, A.G.
 4.30      10% Convertible Preferred Stock Subscription Agreement dated as of December 29, 1999 between the Company and Clarion
           Finanz, A.G. Carlo Civelli, Henry R. Mandell, James D. Pace,
           Jerold H. Rubinstein, Gilbert N. Segel, Aton Select Fund
           Ltd. and Romofin A.G.
10.1***    License Agreement dated June 29, 1994 between DPI and MEC.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
10.2***    License Agreement dated November 11, 1994 between DPI and
           ESS. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
10.3*      License Agreement dated June 10, 1994 between Joel Cohen and
           DPI. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
10.4       Agreement Regarding Indebtedness dated as of December 29,
           1999 among the Company and CPR (USA) Inc., LibertyView
           Funds, L.P. and LibertyView Fund, LLC.
10.5       Security Agreement dated as of December 29, 1999 among the
           Company and CPR (USA) Inc., LibertyView Funds, L.P. and
           LibertyView Fund, LLC.
10.6       Finder's Fee Agreement dated as of December 27, 1999 between the Company and Bristol Capital, L.L.C.
21.1       Schedule of Subsidiaries of the Company.
27         Financial Data Schedule.

---------------
  * Previously filed.

 ** To be filed by amendment.

*** Previously filed and portions subject to request for confidential treatment.
    The confidential portions omitted have been filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000                     SPATIALIZER AUDIO LABORATORIES, INC.
                                          (Registrant)

                                          /s/ HENRY R. MANDELL
                                          --------------------------------------
                                          Henry R. Mandell
                                          Chief Executive Officer & Chief
                                          Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

/s/ CARLO CIVELLI                                             Director                 March 30, 2000
---------------------------------------------
Carlo Civelli

/s/ STEPHEN W. DESPER                                         Director                 March 30, 2000
---------------------------------------------
Stephen W. Desper

/s/ JAMES D. PACE                                             Director                 March 30, 2000
---------------------------------------------
James D. Pace

/s/ GILBERT N. SEGEL                                          Director                 March 30, 2000
---------------------------------------------
Gilbert N. Segel

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1*      Desper-Spatializer Reorganization Agreement dated January
           29, 1992. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 2.2*      Arrangement Agreement dated as of March 4, 1994 among
           Spatializer-Yukon, DPI and Spatializer-Delaware.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 3.1*      Certificate of Incorporation of Spatializer-Delaware as
           filed February 28, 1994. (Incorporated by reference to the
           Company's Registration Statement on Form S-1, Registration
           No. 33-90532, effective August 21, 1995.)
 3.2*      Amended and Restated Bylaws of Spatializer-Delaware.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 3.3       Certificate of Designation of Series B 10% Redeemable
           Convertible Preferred Stock of the Company as filed December
           27, 1999.
 3.4       Certificate of Amendment of Certificate of Incorporation of
           the Company as filed on February 25, 2000.
 4.1*      Form of Subscription Agreement for August 1994 Private
           Placement. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 4.2*      Form of Subscription Agreement for November 1994 Private
           Placement. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 4.3*      Form of Spatializer-Yukon Incentive Stock Option Agreement.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 4.4*      Spatializer-Delaware Incentive Stock Option Plan (1995
           Plan). (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 4.5*      Performance Share Escrow Agreements dated June 22, 1992
           among Montreal Trust Company of Canada, Spatializer-Yukon
           and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by
           reference to the Company's Registration Statement on Form
           S-1, Registration No. 33-90532, effective August 21, 1995.)
 4.6*      Spatializer-Delaware 1996 Incentive Plan. (Incorporated by
           reference to the Company's Proxy Statement dated June 25,
           1996 and previously filed with the Commission.)
 4.7*      Form of Subscription Agreement for 1995 Private Placements.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
 4.8*      Form of Subscription Agreement and Warrant Agreement for
           March 7, 1997 Private Placement. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year
           ended December 31, 1997.)
 4.9*      Modification Agreement for Escrowed Performance Shares.
           (Incorporated by reference to the Company's Definitive Proxy
           Statement dated June 28, 1996 and previously filed with the
           Commission.)
 4.10 *    Subscription Agreement for April 1998 Private Placement.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-3, Registrations No. 333-52863, filed
           May 15, 1998.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.11      Common Stock Purchase Agreement dated as of December 29,
           1999 among the Company, CPR (USA) Inc., LibertyView Funds,
           L.P., LibertyView Fund, LLC.
 4.12      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
 4.13      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Funds, L.P.
 4.14      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Fund, LLC.
 4.15      Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
 4.16      Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
 4.17      Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView
           Funds, L.P.
 4.18      Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView
           Fund LLC.
 4.19      Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
 4.20      Agreement Regarding Cancellation of Warrants, dated as of
           December 29, 1999 among CPR (USA), Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
 4.21      Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Lufeng Investments (as assignee of Arab Commerce Bank).
 4.22      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Lufeng Investments (as assignee of Arab
           Commerce Bank).
 4.23      Registration Rights Agreement dated as of December 29, 1999 between the Company and Lufeng Investments (as assignee of
           Arab Commerce Bank).
 4.24      Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Bank Insinger de Beaufort.
 4.25      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Bank Insinger de Beaufort.
 4.26      Registration Rights Agreement dated as of December 29, 1999 between the Company and Bank Insinger de Beaufort.
 4.27      Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Romofin, A.G.
 4.28      Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Romofin, A.G.
 4.29      Registration Rights Agreement dated as of December 29, 1999 between the Company and Romofin, A.G.
 4.30      10% Convertible Preferred Stock Subscription Agreement dated as of December 29, 1999 between the Company and Clarion
           Finanz, A.G. Carlo Civelli, Henry R. Mandell, James D. Pace,
           Jerold H. Rubinstein, Gilbert N. Segel, Aton Select Fund
           Ltd. and Romofin A.G.
10.1***    License Agreement dated June 29, 1994 between DPI and MEC.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.2***    License Agreement dated November 11, 1994 between DPI and
           ESS. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
10.3*      License Agreement dated June 10, 1994 between Joel Cohen and
           DPI. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
10.4       Agreement Regarding Indebtedness dated as of December 29,
           1999 among the Company and CPR (USA) Inc., LibertyView
           Funds, L.P. and LibertyView Fund, LLC.
10.5       Security Agreement dated as of December 29, 1999 among the
           Company and CPR (USA) Inc., LibertyView Funds, L.P. and
           LibertyView Fund, LLC.
10.6       Finder's Fee Agreement dated as of December 27, 1999 between the Company and Bristol Capital, L.L.C.
21.1       Schedule of Subsidiaries of the Company.
27         Financial Data Schedule.

---------------
  * Previously filed.

 ** To be filed by amendment.

*** Previously filed and portions subject to request for confidential treatment.
    The confidential portions omitted have been filed separately with the Commission.