Form 10-Q
period 2000-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2000-05-09
CIK 890821

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

 (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended: MARCH 31, 2000

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

                           YES [X]              NO [ ]

As of April 28, 2000 there were 46,661,303 shares of the Registrant's Common Stock outstanding.


================================================================================

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     MARCH 31,        DECEMBER 31,
                                                                                       2000               1999
                                                                                   ------------       ------------
                                                                                    (unaudited)
Current Assets:
     Cash and Cash Equivalents                                                     $  1,713,048       $  1,021,998
     Accounts Receivable, net                                                           447,690            687,595
     Employee Advances                                                                    1,003                  -
     Inventory                                                                           12,993             12,993
     Prepaid Expenses and Deposits                                                       13,476             22,640
                                                                                   ------------       ------------
Total Current Assets                                                                  2,188,210          1,745,226

Property and Equipment, net                                                             116,569            132,803
Capitalized Patent and Technology Costs, net                                            202,598            207,793
Other Assets                                                                             32,177             32,177
                                                                                   ------------       ------------
Total Assets                                                                       $  2,539,554       $  2,117,999
                                                                                   ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes Payable                                                                 $     14,149       $     14,149
     Notes Payable to Related Parties                                                   337,742            337,742
     Accounts Payable                                                                   135,590            234,117
     Accrued Wages and Benefits                                                          28,482             53,136
     Accrued Expenses                                                                   249,404            291,118
     Deferred Income                                                                     75,000                  -
     Net Liabilities of Discontinued Operation                                          337,058            419,600
                                                                                   ------------       ------------
Total Current Liabilities                                                              1,177,425          1,349,862

Shareholders' Equity:
     Series B, 10% Redeemable Convertible Preferred shares, $.01 par value,
        1,000,000 shares authorized, 102,967 shares issued and outstanding at
        March 31, 2000 and December 31, 1999                                              1,030              1,030
     Common shares, $.01 par value, 50,000,000 shares
        authorized, 46,661,303 and 46,174,970 shares
        issued and outstanding at March 31, 2000 and
        December 31, 1999, respectively                                                 466,613            461,750
     Additional Paid-In Capital                                                      46,332,100         45,913,503
     Accumulated Deficit                                                            (45,437,614)       (45,608,146)
                                                                                   ------------       ------------
Total Shareholders' Equity                                                            1,362,129            768,137
                                                                                   ------------       ------------

                                                                                   $  2,539,554       $  2,117,999
                                                                                   ============       ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                       FOR THE THREE MONTH PERIOD ENDED
                                        -------------------------------
                                          MARCH 31,          MARCH 31,
                                            2000               1999
                                        ------------       ------------
Revenues:
  License Revenues                      $         --       $         --
  Royalty Revenues                           505,000            357,930
  Product Revenues                               650                  -
                                        ------------       ------------
                                             505,650            357,930

Cost of Revenues                              32,477                835
                                        ------------       ------------
Gross Profit                                 473,173            357,095

Operating Expenses:
  General and Administrative                  72,188            104,168
  Research and Development                   113,194            157,719
  Sales and Marketing                         99,535             73,162
                                        ------------       ------------
                                             284,917            335,049
                                        ------------       ------------

Operating Profit                             188,256             22,046

Interest and Other Income                     13,670              2,755
Interest and Other Expense                    (8,124)           (21,557)
                                        ------------       ------------
                                               5,546            (18,802)
                                        ------------       ------------

Income Before Income Taxes                   193,802              3,244

Income Taxes                                 (23,271)            (1,000)
                                        ------------       ------------

Net Income                              $    170,531       $      2,244
                                        ============       ============

Basic and Diluted Income Per Share      $       0.00       $       0.00
                                        ============       ============

Weighted Average Shares
   Outstanding                            46,375,062         27,414,148
                                        ============       ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                 2000               1999
                                                              -----------       -----------
Cash Flows from Operating Activities:
     Net Income                                               $   170,532       $     2,244
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and Amortization                                 20,929            10,425
Net Change in Assets and Liabilities:
     Accounts Receivable and Employee Advances                    238,902            18,931
     Inventory                                                          -               743
     Prepaid Expenses and Deposits                                  9,164           (12,171)
     Accounts Payable                                             (98,527)           54,722
     Other Assets                                                       -                 -
     Deferred Revenue                                              75,000          (250,000)
     Changes in Discontinued Operation                            (82,542)           (2,267)
     Accrued Liabilities                                          (66,367)         (120,929)
                                                              -----------       -----------
Net Cash Provided By (Used In) Operating Activities               267,091          (298,305)
                                                              -----------       -----------
Cash Flows from Investing Activities:
     Purchase/Disp of Property and Equipment                          499            (1,894)
     Increase in Capitalized Patent and Technology Costs                -             5,000
                                                              -----------       -----------
Net Cash Provided By (Used in) Investing Activities                   499             3,106
                                                              -----------       -----------
Cash Flows from Financing Activities:
     Issuance of Preferred Shares, Net                                  -                 -
     Issuance of Common Shares, Net                                     -                 -
     Exercise of Options                                          423,460                 -
     Exercise of Warrants                                               -                 -
     Issuance of Notes Payable                                          -            75,000
     Issuance of Related Party Payable                                  -                 -
     Repayment of Notes Payable                                         -                 -
                                                              -----------       -----------
Net Cash Provided by Financing Activities                         423,460            75,000
                                                              -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents                  691,050          (220,199)

Cash and Cash Equivalents, Beginning of Period                  1,021,998           264,054
                                                              -----------       -----------

Cash and Cash Equivalents, End of Period                      $ 1,713,048       $    43,855
                                                              ===========       ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
     Interest                                                 $     2,811               $ -
     Income Taxes                                                   2,400                 -
                                                              ===========       ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                                           SERIES B, 10% CONVERTIBLE
                                                PREFERRED SHARES                      COMMON SHARES
                                         ------------------------------      ------------------------------
                                          NUMBER OF                            NUMBER OF
                                            SHARES           PAR VALUE           SHARES         PAR VALUE
                                         ------------      ------------      ------------      ------------
Balance, December 31, 1999                    102,967      $      1,030        46,174,970      $    461,750

Issuance of Preferred Shares, Net                   -                 -                 -                 -
Options Exercised                                   -                 -           486,333             4,863
Warrants Exercised                                  -                 -                 -                 -
Options Issued for Services                         -                 -                 -                 -
Conversion of Preferred Shares, Net                 -                 -                 -                 -
Net Income                                          -                 -                 -                 -

                                         ------------      ------------      ------------      ------------
Balance, March 31, 2000                       102,967      $      1,030        46,661,303      $    466,613
                                         ------------      ------------      ------------      ------------




                                                                                    TOTAL
                                            ADDITIONAL        ACCUMULATED       SHAREHOLDERS'
                                          PAID-IN-CAPITAL       DEFICIT            EQUITY
                                          ---------------    ------------       ------------
Balance, December 31, 1999                 $ 45,913,503      $(45,608,146)      $    768,137

Issuance of Preferred Shares, Net                     -                 -                  -
Options Exercised                               418,597                 -            423,460
Warrants Exercised                                    -                 -                  -
Options Issued for Services                           -                 -                  -
Conversion of Preferred Shares, Net                   -                 -                  -
Net Income                                            -           170,532            170,532

                                           ------------      ------------       ------------
Balance, March 31, 2000                    $ 46,332,100      $(45,437,614)      $  1,362,129
                                           ------------      ------------       ------------

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)     NATURE OF BUSINESS

Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company", "our" and "we") are in the business of developing and licensing technology.

Our wholly owned subsidiary Desper Products, Inc. ("DPI") is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

Our wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") was in the business of developing scaleable, modular compact disc ("CD") and digital versatile disc ("DVD") server technologies associated with a network based CD / DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998. Our efforts to sell these assets, though continuing, have not been successful to date.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Accordingly, your attention is directed to footnote disclosures found in the December 31, 1999 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

Basis of Consolidation

The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

We accrue revenues based on licensee royalty reports, management estimates and reports from third parties. While management endeavors to minimize the use of estimates, any deviation from estimates utilized are adjusted in the subsequent quarter. Royalty income reported is based on the shipment of product incorporating the related technology by the original equipment manufacturer or foundries.

Research and Development Expenditures

We expense research and development expenditures as incurred.

(3)     LOSS PER SHARE


On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings
(loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2000 and 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:


                2000            1999
              ---------      ---------
Options       2,353,134      1,972,300
Warrants      2,730,000        732,000
              ---------      ---------
              5,083,134      2,704,300
              =========      =========


(4)     COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive income during the three-month periods ended March 31, 2000 and 1999. As a result, comprehensive income is the same as the net income for the three-month periods ended March 3, 2000 and 1999.

(5)     SEGMENT REPORTING


The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At March 31, 2000, we have only one operating segment, DPI, the Company's Audio Signal Processing business.


(6)     MAJOR CUSTOMERS

A substantial portion of our licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the three months ended March 31, 2000 and 1999:


               2000     1999
               ----     ----
Customer A      40%      70%
Customer B      25%       0%
Customer C      10%      15%

(7)     CONTINGENCIES

Legal


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

        In connection with the downsizing of the Company, a number of employees have been terminated and have filed various employment and compensation related claims with the various State labor authorities which claims have either been settled or are pending resolution. In September, 1999, an entry of judgement in the Municipal Court of Santa Clara County, California was entered on behalf of one claimant in the amount of $8,307.30. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000.

        We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

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


        In the December 1999, $895,000 in short term loan advances from officers, directors and their affiliates and certain other securities holders, and accrued interest of $134,647, were restructured into the $1,000,000 in new Series B Preferred Stock. The Series B Preferred Stock, and any dividends therefrom not converted into cash, are convertible commencing in 2001 into restricted Common Stock at a 10% discount, based on the 10 day average closing bid price prior to the conversion, but subject to a minimum conversion of $.56 per share and a maximum of $1.12 per share. We have a three year option to redeem any Series B Preferred Stock, not sooner converted, in whole or in part, in cash.

(9)     SALE OF COMMON STOCK

        In December 1999, we completed a set of financial transactions (the "December Transactions") with certain existing holders of our equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of our Common Stock ($1.05 million in new capital or $0.56 per share), the issuance of warrants to acquire 2,100,000 shares of Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock issued in the April 1998 financing. The placement of common shares was at no discount to market. We have registered these shares and warrants for resale under Form S-1, as required by the placement documents.


(10)    DISCONTINUED OPERATIONS

        In September, 1998, the Board of Directors approved a plan to refocus corporate activities on our core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, we permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. We are accounting for the on-going operating and termination expenses of MDT as a discontinued operation.

Item 2. Management's discussion and analysis of financial condition and results of operations

 RESULTS OF OPERATIONS

This form 10-Q contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

 REVENUES

Revenues for the three months ended March 31, 1999 were $506,000, compared to revenues of $358,000 in the comparable period last year, an increase of 41%. The increase in such revenues resulted primarily from running royalties earned in the first quarter of 2000 from a license agreement for which there were no comparable running royalties, from this account, in the comparable period last year, and increased royalties from Spatializer N-2-2 on higher DVD player and DSP sales by our licensees. This increase was partially offset by non recurring engineering fees received from a licensee in the comparable period last year for which there were no comparable fees in the current period.

 GROSS PROFIT

Gross profit for the three months ended March 31, 2000 was $473,000 (94% of revenue) compared to gross profit of $357,000 (99% of revenue) in the comparable period last year, an increase of 32%. Gross profit primarily increased due to the increase in revenue. Gross margin decreased due to commissions paid to foreign sales reps in the current period on higher running royalties, compared to lower commissions earned on lower running royalties in the comparable period last year since non-recurring engineering fees are not commissionable.

 OPERATING EXPENSES

Operating expenses in the three months ended March 31, 2000 were $285,000 (56% of revenue) compared to operating expenses of $335,000 (93% of revenue) in the comparable period last year, a decrease of 15%. The decrease in operating expenses for the three months ended March 31, 2000 resulted primarily from reduced headcount and corporate office expense from the comparable period last year.

General and Administrative

General and administrative expenses in the three months ended March 31, 2000 were $72,000 (14% of revenue) compared to general and administrative expenses of $104,000 (29% of revenue) in the comparable period last year, a decrease of 31%. The decrease in general and administrative expense resulted from a reduction in corporate office rent expense and the elimination of consulting services utilized in the comparable period last year.

Research and Development

Research and development expenses in the three months ended March 31, 2000 were $113,000 (22% of revenue) compared to research and development expenses of $158,000 (44% of revenue) in the comparable period last year, a decrease of 28%. The decrease in such expenses resulted primarily from lower engineering headcount in the current period as compared with the comparable period last year.

Sales and Marketing

Sales and marketing expenses in the three months ended March 31, 2000 were $100,000 (20% of revenue) compared to sales and marketing expenses of $73,000 (20% of revenue) in the comparable period last year, an increase of 37%. The increase in sales and marketing expense resulted primarily from greater international travel in the current period and marketing support expense as compared with the comparable period last year.

NET INCOME

Net Income in the three months ended March 31, 2000 was $171,000 (34% of revenues) compared to net income of $2,000 (1% of revenue) in the comparable period last year, an increase of 8,450%. The increase in net income was the result of the increase in revenues and the reduction in operating expenses, partially offset by lower gross margin.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had $1,713,000 in cash and cash equivalents as compared to $1,022,000 at December 31, 1999. The increase in cash and cash equivalents is attributed to cash provided by the exercise of options to purchase shares of common stock and cash provided by other operating activities. We had working capital of $1,011,000 at March 31, 2000 as compared with working capital of $395,000 at December 31, 1999. Our future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and common stock issuances including warrant and option exercises. At March 31, 2000 we had six Foundry licensees, seventy-six OEM Licensees and fourteen authorized customers for its audio signal processing business, the same number at December 31, 1999. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

We have related party obligations of $225,000, which are convertible into Common Stock at our or Debtee's option. The obligation matures in June 2001. The Company owed a total of $337,500 to related parties as of March 31, 2000 and December 31, 1999.


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

In December 1999, we completed a set of financial transactions (the "December Transactions") with certain existing holders of our equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of our Common Stock ($1.05 million in new capital or $0.56 per share), the issuance of warrants to acquire 2,100,000 shares of Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock issued in that earlier financing, the conversion of $1 million of short term debt into a new Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and the conversion of $225,000 of secured debt into secured convertible debt.

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

Funds generated by these financing activities as well as cash generated from our existing operations is expected to be sufficient for us to meet our operating obligations and the anticipated additional research and development for its audio technology business.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 1999 as filed with the Commission on March 30, 2000, with respect to the Company's litigation with QSound Labs, Inc. and others.

In connection with the downsizing of the Company, a number of employees have been terminated and have filed various employment and compensation related claims with the various State labor authorities which claims have either been settled or are pending resolution and funding if Company resources allow. In September 1999, an entry of judgement in the Municipal Court of Santa Clara County, California was entered on behalf of one claimant in the amount of $8,307.30. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement.

No other matters occurred during the period covered by this report, nor were there any other material developments to previously reported matters during the period covered by this report.

ITEM 2.     CHANGES IN SECURITIES

None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 10, 2000 the Company held its annual meeting of stockholders (the "Annual Meeting") at which stockholders were asked to vote (1) for the directors of the Company for the following year; and (2) to approve an increase (the "Capital Stock Increase") in the total amount of the Company's authorized common stock (the "Common Stock"), $.01 par value per share, from 50,000,000 authorized shares of Common Stock, to 65,000,000 authorized shares of Common Stock by means of an amendment to the Company's Certificate of Incorporation. All nominated directors were unopposed and elected at the Annual Meeting, with Mr. Stephen W. Desper receiving 29,410,357 votes in favor, while authority was withheld on 43, 177 shares, Mr. Carlo Civelli receiving 29,410,357 votes in favor, while authority was withheld on 43, 177 shares and with Mr. Henry R. Mandell receiving 29,410,357 votes in favor, while authority was withheld on 43, 177 shares. The Capital Stock Increase was approved by the vote of 29,158,891 shares of the Company with 246,174 shares voting against, 48,469 shares abstaining and 0 broker non-votes.



ITEM 5.     OTHER INFORMATION

None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

On January 18, 2000, the Company filed a report on Form 8K. The report on Form 8K described a set of financial transactions (the "December Transactions") under taken by the Company in December 1999 with certain existing holders of the Company's equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of the Company's Common Stock ($1.05 million in new capital or $0.55725 per share), the issuance of warrants to acquire 2,100,000 shares of

Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock (at a variable exercise ratio), the conversion of $1 million of short term debt into a new Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") and the conversion of $225,000 of secured debt into secured long term convertible debt.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2000


                                  SPATIALIZER AUDIO LABORATORIES, INC.
                                  (REGISTRANT)


                                  /s/ HENRY R. MANDELL
                                  ----------------------------------------------
                                  HENRY R. MANDELL
                                  Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary