Form 10-Q
period 2000-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2000-08-02
CIK 890821

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------

 (MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended: JUNE 30, 2000

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

              YES [X]                             NO [ ]

As of July 28, 2000 there were 46,661,002 shares of the Registrant's Common Stock outstanding.


================================================================================

                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2000               1999
                                                                                 ------------       ------------
                                                                                  (unaudited)
Current Assets:
     Cash and Cash Equivalents                                                   $  1,504,992       $  1,021,998
     Accounts Receivable, net                                                         495,856            687,595
     Employee Advances                                                                  1,003                  -
     Inventory                                                                         12,993             12,993
     Prepaid Expenses and Deposits                                                     59,490             22,640
                                                                                 ------------       ------------
Total Current Assets                                                                2,074,334          1,745,226

Property and Equipment, net                                                           112,956            132,803
Capitalized Patent and Technology Costs, net                                          212,386            207,793
Other Assets                                                                           32,177             32,177
                                                                                 ------------       ------------

Total Assets                                                                     $  2,431,853       $  2,117,999
                                                                                 ============       ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Notes Payable                                                                     14,150             14,149
     Notes Payable to Related Parties                                                 337,742            337,742
     Accounts Payable                                                                  33,631            234,117
     Accrued Wages and Benefits                                                        76,238             53,136
     Accrued Expenses and Taxes                                                       158,861            291,118
     Net Liabilities of Discontinued Operation                                        337,059            419,600
                                                                                 ------------       ------------
Total Current Liabilities                                                             957,681          1,349,862

Shareholders' Equity:
     Series B, 10% Redeemable Convertible Preferred shares, $.01 par value,
        1,000,000 shares authorized, 102,967 and 102,967 shares issued and outstanding at June 30, 2000
        and December 31, 1999, respectively                                             1,030              1,030
     Common shares, $.01 par value, 50,000,000 shares
        authorized, 46,661,002 and 46,174,970 shares
        issued and outstanding at June 30, 2000 and
        December 31, 1999, respectively                                               466,613            461,750
     Additional Paid-In Capital                                                    46,332,100         45,913,503
     Accumulated Deficit                                                          (45,325,571)       (45,608,146)
                                                                                 ------------       ------------
Total Shareholders' Equity                                                          1,474,172            768,137

                                                                                 ------------       ------------

Total Liabilities and Shareholders' Equity                                       $  2,431,853       $  2,117,999
                                                                                 ============       ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                      For the Three Month Period Ended     For the Six Month Period Ended
                                      --------------------------------   ----------------------------------
                                        June 30,           June 30,           June 30,           June 30,
                                          2000               1999               2000               1999
                                      ------------       ------------       ------------       ------------
Revenues:
  License Revenues                    $          -       $          -       $          -       $          -
  Royalty Revenues                         530,050            294,122          1,035,700            652,052
  Product Development Revenues                   -                  -                  -                  -
  Product Revenues                               -                  -                  -                  -
                                      ------------       ------------       ------------       ------------
                                           530,050            294,122          1,035,700            652,052

Cost of Revenues                            65,589              7,784             98,066              8,619
                                      ------------       ------------       ------------       ------------
Gross Profit                               464,461            286,338            937,634            643,433

Operating Expenses:
  General and Administrative               172,601            107,709            244,789            211,877
  Research and Development                  88,850             92,741            202,044            250,460
  Sales and Marketing                       87,151             49,216            186,686            122,378
                                      ------------       ------------       ------------       ------------
                                           348,602            249,666            633,519            584,715
                                      ------------       ------------       ------------       ------------
Operating Profit                           115,859             36,672            304,115             58,718

Interest Income                             17,232              1,046             30,902              3,801
Interest Expense                            (9,047)           (24,139)           (17,171)           (45,696)
                                      ------------       ------------       ------------       ------------
                                             8,185            (23,093)            13,731            (41,895)
                                      ------------       ------------       ------------       ------------
Income  Before Income Taxes                124,044             13,579            317,846             16,823

Income Taxes                               (12,000)            (2,000)           (35,271)            (3,000)
                                      ------------       ------------       ------------       ------------

Net Income                            $    112,044       $     11,579       $    282,575       $     13,823
                                      ============       ============       ============       ============

Basic/Diluted Earnings Per Share      $       0.00       $       0.00       $       0.01       $       0.00
                                      ============       ============       ============       ============

Weighted Average Shares
   Outstanding                          46,661,002         29,155,651         46,518,032         28,575,159
                                      ============       ============       ============       ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                 -------------------------------
                                                                     2000                1999
                                                                 -----------         -----------
Cash flows from operating activities:
      Net Income                                                 $   282,575         $    13,823
      Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and Amortization                                   42,229              17,156
      Options Issued for Services                                          -                   -
Net change in Assets and Liabilities:
      Accounts Receivable and Employee Advances                      190,736            (201,651)
      Inventory                                                            -              (5,000)
      Prepaid Expenses and Deposits                                  (36,850)             (4,774)
      Deferred Transaction Costs                                           -                   -
      Accounts Payable                                              (200,486)             44,722
      Deferred Revenue                                                     -            (250,000)
      Changes in Discontinued Operation                              (82,541)             (8,394)
      Accrued Liabilities                                           (109,153)           (120,386)
                                                                 -----------         -----------
Net Cash Provided (Used) In Operating Activities                      86,510            (514,504)
                                                                 -----------         -----------
Cash Flows from Investing Activities:
      Purchase of Property and Equipment                             (11,879)             (1,570)
      Increase in Capitalized Patent and Technology Costs            (15,097)              4,672
                                                                 -----------         -----------
Net Cash Provided (Used) in Investing Activities                     (26,976)              3,102
                                                                 -----------         -----------
Cash flows from Financing Activities:
      Issuance of Preferred Shares, Net                                    -                   -
      Exercise of Options                                            423,460                   -
      Exercise of Warrants                                                 -                   -
      Issuance of Notes Payable                                            -             360,000
      Issuance of Related Party Payable                                    -                   -
      Repayment of Bank Line of Credit                                     -                   -
      Repayment of Notes Payable                                           -                (484)
                                                                 -----------         -----------
Net Cash Provided by Financing Activities                            423,460             359,516
                                                                 -----------         -----------
Increase (Decrease) in Cash and Cash Equivalents                     482,994            (151,886)

Cash and Cash Equivalents, Beginning of Period                     1,021,998             264,054
                                                                 -----------         -----------

Cash and Cash Equivalents, End of Period                         $ 1,504,992         $   112,168
                                                                 ===========         ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
      Interest                                                   $    16,875                 $ -
      Income Taxes                                                         -                   -
                                                                 ===========         ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                               Series B, 10% Redeem. Conv.
                                    Preferred Shares              Common Shares
                               --------------------------  --------------------------                                     Total
                                 Number of                  Number of                     Additional    Accumulated    Shareholders'
                                  shares      Par value       shares      Par value     paid-in-capital    Deficit       Equity
                               ------------  ------------  ------------  ------------   --------------- ------------   ------------
Balance, December 31, 1999          102,967  $      1,030    46,174,970  $    461,750    $ 45,913,503   $(45,608,146)  $    768,137

Issuance of Preferred Shares,
   Net                                    -             -             -             -               -              -              -
Options Exercised                         -             -       486,333         4,863         418,597              -        423,460
Warrants Exercised                        -             -             -             -               -              -              -
Options Issued for Services               -             -             -             -               -              -              -
Conv. of Pref. Shares, net                -             -             -             -               -              -              -
Net Income                                              -             -             -               -        282,575        282,575
                               ------------  ------------  ------------  ------------    ------------   ------------   ------------
Balance, June 30, 2000              102,967  $      1,030    46,661,303  $    466,613    $ 46,332,100   $(45,325,571)  $  1,474,172
                               ------------  ------------  ------------  ------------    ------------   ------------   ------------

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


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Accordingly, your attention is directed to footnote disclosures found in the December 31, 1999 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

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


(3)     EARNINGS PER SHARE

On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the six month periods ended June 30, 2000 and 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:


                                              2000           1999
                                           ----------     ----------
                 Options                    2,353,134      2,122,300
                 Warrants                   2,730,000      1,017,000
                                           ----------     ----------
                                            5,083,134      3,139,300
                                            ==========    ==========


(4)     COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive income during the six-month periods ended June 30, 2000 and 1999. As a result, comprehensive income is the same as the net income for the six-month periods ended June 30, 2000 and 1999.

(5)     SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At June 30, 2000, we have only one operating segment, DPI, the Company's Audio Signal Processing business.

(6)     MAJOR CUSTOMERS

A substantial portion of the Company's licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the six months ended June 30, 2000 and 1999:

                                          2000        1999
                                        -------      ------
                       Customer A         39%          37%
                       Customer B         27%          26%
                       Customer C         10%           7%


(7)     CONTINGENCIES

Legal

In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,953.94 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998.

        In connection with the downsizing of the Company, a number of employees were terminated and have filed various employment and compensation related claims with the various State labor authorities all but two of which claims have either been settled or have been paid. In February 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We are appealing the order in the Superior Court of California, Santa Clara County. Under California law, the Labor Commission order will have no effect on the court's consideration of the matter. The outcome of the appeal can not be determined at this time.

        We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of its business.






(8)     SALE OF PREFERRED STOCK

        On April 14, 1998, we entered into a private placement for up to $5 million of which $3 million was funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, we issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of our common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. We do not expect any additional investment above the initial $3 million to be received under this placement. At December 31, 1999, 60,000 shares of Series A Convertible Preferred Stock, representing the entire placement had been converted into a total of 30,517,943 shares of our Common Stock, which are covered by Form S-1.


        In the December 1999 transaction, $895,000 in short term loan advances from officers, directors and their affiliates and certain other securities holders, and accrued interest of $134,647, were restructured into the $1,000,000 in new Series B Preferred Stock. The Series B Preferred Stock, and any dividends therefrom not converted into cash, are convertible commencing in 2001 into restricted Common Stock at a 10% discount, based on the 10 day average closing bid price prior to the conversion, but subject to a minimum conversion of $.56 per share and a maximum of $1.12 per share. We have a three year option to redeem any Series B Preferred Stock, not sooner converted, in whole or in part, in cash.

(9)     SALE OF COMMON STOCK

        In December 1999, we completed a set of financial transactions (the "December Transactions") with certain existing holders of our equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of our Common Stock ($1.05 million in new capital or $0.56 per share), the issuance of warrants to acquire 2,100,000 shares of Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock issued in the April 1998 financing. The placement of common shares was at no discount to market. We have registered these shares and shares to be issued on exercise of the warrants for resale under Form S-1, as required by the placement documents.

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

REVENUES

Revenues for the three months ended June 30, 2000 were $530,000, compared to revenues of $294,000 in the comparable period last year, an increase of 80%. The increase in such revenues resulted primarily from running royalties earned in the second quarter of 2000 from a license agreement for which there were no comparable running royalties, from this account, in the comparable period last year, and increased royalties from Spatializer N-2-2 on higher DVD player and digital signal processor (DSP) sales by our licensees. This increase was partially offset by lower royalty rates as compared to those earned in the comparable period last year. Some of our license agreements provide for royalty rate reductions as volume milestones are achieved. As such, the royalty rates earned in the comparable period when one licensee initially began shipping its DSP were significantly higher when cumulative volume levels were low. Virtually all volume milestones have been achieved at June 30, 2000, which should result in the stabilization of the royalty rate going forward.

GROSS PROFIT

Gross profit for the three months ended June 30, 2000 was $464,000 (88% of revenue) compared to gross profit of $286,000 (97% of revenue) in the comparable period last year, an increase of 62%. Gross profit primarily increased due to the increase in revenue. Gross margin decreased due to commissions paid to foreign sales reps in the current period due to a change in mix to higher foreign sourced revenue which is commission bearing.

OPERATING EXPENSES

Operating expenses in the three months ended June 30, 2000 were $349,000 (66% of revenue) compared to operating expenses of $250,000 (85% of revenue) in the comparable period last year, an increase of 40%. The increase in operating expenses for the three months ended June 30, 2000 resulted primarily increased sales and marketing activity, legal expense, office consolidation expenses and the launch of an investor relations program.

General and Administrative

General and administrative expenses in the three months ended June 30, 2000 were $173,000 (32% of revenue) compared to general and administrative expenses of $108,000 (37% of revenue) in the comparable period last year, an increase of 60%. The increase in general and administrative expense resulted from an increase in legal expenses relating to the I.N and labor settlements, corporate office consolidation expenses and the launch of an investor relations program.

Research and Development

Research and development expenses in the three months ended June 30, 2000 were $89,000 (17% of revenue) compared to research and development expenses of $93,000 (32% of revenue) in the comparable period last year, a decrease of 4%. The decrease in such expenses resulted primarily from lower engineering headcount in the current period as compared with the comparable period last year. However, due to new hires late in the quarter, engineering headcount at June 30, 2000 was higher than the comparable period last year.

Sales and Marketing

Sales and marketing expenses in the three months ended June 30, 2000 were $87,000 (16% of revenue) compared to sales and marketing expenses of $49,000 (17% of revenue) in the comparable period last year, an increase of 78%. The increase in sales and marketing expense resulted primarily from greater international travel in the current period and marketing support expense as compared with the comparable period last year.

NET INCOME

Net Income in the three months ended June 30, 2000 was $112,000 (21% of revenues) compared to net income of $12,000 (4% of revenue) in the comparable period last year, an increase of 833%. The increase in net income was the result of the increase in revenues, partially offset by lower gross margin and the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had $1,505,000 in cash and cash equivalents as compared to $1,022,000 at December 31, 1999. The increase in cash and cash equivalents is attributed to cash provided by the exercise of options to purchase shares of common stock and cash provided by other operating activities. We had working capital of $1,117,000 at June 30, 2000 as compared with working capital of $395,000 at December 31, 1999. Our future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and common stock issuances including warrant and option exercises. At June, 2000 we had six Foundry licensees, seventy-six OEM Licensees and fourteen authorized customers for its audio signal processing business, the same number at December 31, 1999. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

We have related party obligations of $225,000, which are convertible into Common Stock at our or Debtee's option. The obligation matures in June 2001. The Company owed a total of $337,700 to related parties as of June 30, 2000 and December 31, 1999.


On April 14, 1998, we entered into a private placement for up to $5 million of which $3 million was funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, we issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants, 450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of our common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. We do not expect any additional investment above the initial $3 million to be received under this placement. At December 31, 1999, 60,000 shares of Series A Convertible Preferred Stock, representing the entire placement had been converted into a total of 30,517,943 shares of our Common Stock, which are covered by Form S-1.


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

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to the Company's Form 10-K for the year ended December 31, 2000 with respect to the Company's litigation with QSound Labs, Inc. and others.

        In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,953.94 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998.

        In connection with the downsizing of the Company, a number of employees were terminated and have filed various employment and compensation related claims with the various State labor authorities all but two of which claims have either been settled or have been paid. In February 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We are appealing the order in the Superior Court of California, Santa Clara County. Under California law, the Labor Commission order will have no effect on the court's consideration of the matter. The outcome of the appeal can not be determined at this time.

        We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

No material developments in such litigation occurred during the three-month period ended June 30, 2000


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

ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        (a) 21.1 Schedule of Subsidiaries of the Company:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2000


                                      SPATIALIZER AUDIO LABORATORIES, INC.
                                      (REGISTRANT)


                                       /s/ HENRY R. MANDELL
                                      ------------------------------------------
                                      HENRY R. MANDELL
                                      CHAIRMAN OF THE BOARD
                                      Chief Executive Officer
                                      Chief Financial Officer