Form 10-Q
period 2000-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2000-11-07
CIK 890821

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

        For the period ended: SEPTEMBER 30, 2000

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

                        YES  [X]                          NO  [ ]
                             ---

As of October 20, 2000 there were 46,752,971 shares of the Registrant's Common Stock outstanding.


==============================================================================

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                                  2000                  1999
                                                                                              ------------         ------------
                                                                                              (unaudited)
    Current Assets:
         Cash and Cash Equivalents                                                            $  1,518,781         $  1,021,998
         Accounts Receivable, net                                                                  580,000              687,595
         Employee Advances                                                                           1,003                   --
         Inventory                                                                                  12,993               12,993
         Prepaid Expenses and Deposits                                                              55,634               22,640
                                                                                              ------------         ------------
    Total Current Assets                                                                         2,168,411            1,745,226

    Property and Equipment, net                                                                    124,187              132,803
    Capitalized Patent and Technology Costs, net                                                   209,904              207,793
    Other Assets                                                                                    39,769               32,177
                                                                                              ------------         ------------

    Total Assets                                                                              $  2,542,271         $  2,117,999
                                                                                              ============         ============

                                                  LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
         Notes Payable                                                                        $     14,149         $     14,149
         Notes Payable to Related Parties                                                          337,742              337,742
         Accounts Payable                                                                           28,463              234,117
         Accrued Wages and Benefits                                                                 21,660               53,136
         Accrued Expenses and Taxes                                                                223,026              291,118
         Net Liabilities of Discontinued Operation                                                 297,386              419,600
                                                                                              ------------         ------------
    Total Current Liabilities                                                                      922,426            1,349,862

    Shareholders' Equity:
         Series B, 10% Redeemable Convertible Preferred shares, $.01 par value,
            1,000,000 shares authorized, 102,967 and 102,967 shares issued and outstanding at September 30, 2000
            and December 31, 1999, respectively                                                      1,030                1,030
         Common shares, $.01 par value, 65,000,000 shares
            authorized, 46,752,971 and 46,174,970 shares
            issued and outstanding at September 30, 2000 and
            December 31, 1999, respectively                                                        467,530              461,750
         Additional Paid-In Capital                                                             46,373,042           45,913,503
         Accumulated Deficit                                                                   (45,221,757)         (45,608,146)
                                                                                              ------------         ------------
    Total Shareholders' Equity                                                                   1,619,845              768,137
                                                                                              ------------         ------------

    Total Liabilities and Shareholder's Equity                                                $  2,542,271         $  2,117,999
                                                                                              ============         ============


                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          FOR THE THREE MONTH PERIOD ENDED      FOR THE NINE MONTH PERIOD ENDED
                                         ----------------------------------     --------------------------------
                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                              2000               1999               2000               1999
                                          ------------       ------------       ------------       ------------
    Revenues:
      License Revenues                    $         --       $         --       $         --       $         --
      Royalty Revenues                         630,129            324,473          1,665,829            976,525
      Product Development Revenues                  --                 --                 --                 --
      Product Revenues                              --                 --                 --                 --
                                          ------------       ------------       ------------       ------------
                                               630,129            324,473          1,665,829            976,525

    Cost of Revenues                            70,022             20,000            168,088             28,619
                                          ------------       ------------       ------------       ------------
    Gross Profit                               560,107            304,473          1,497,741            947,906

    Operating Expenses:
      General and Administrative               181,669             98,785            426,458            310,662
      Research and Development                 186,294             73,469            388,338            323,929
      Sales and Marketing                       90,172             66,713            276,858            189,091
                                          ------------       ------------       ------------       ------------
                                               458,135            238,967          1,091,654            823,682
                                          ------------       ------------       ------------       ------------

    Operating Profit                           101,972             65,506            406,087            124,224

    Interest Income                             19,624                600             50,526              4,401
    Interest Expense                            (8,782)           (31,454)           (25,953)           (77,150)
                                          ------------       ------------       ------------       ------------
                                                10,842            (30,854)            24,573            (72,749)
                                          ------------       ------------       ------------       ------------

    Income  Before Income Taxes                112,814             34,652            430,660             51,475

    Income Taxes                                (9,000)            (1,500)           (44,271)            (4,500)
                                          ------------       ------------       ------------       ------------

    Net Income                            $    103,814       $     33,152       $    386,389       $     46,975
                                          ============       ============       ============       ============

    Basic/Diluted Earnings Per Share      $       0.00       $       0.00       $       0.01       $       0.00
                                          ============       ============       ============       ============

    Weighted Average Shares
       Outstanding                          46,706,986         35,322,153         46,622,002         31,423,618
                                          ============       ============       ============       ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  -----------------------------
                                                                      2000             1999
                                                                  -----------       -----------
    Cash flows from operating activities:
         Net Income                                               $   386,389       $    46,975
         Adjustments to reconcile net income to net cash
         used in operating activities:
         Depreciation and Amortization                                 64,099            25,157
         Stock Issued for Services                                     30,000                --
    Net change in Assets and Liabilities:
         Accounts Receivable and Employee Advances                    106,592          (259,922)
         Inventory                                                         --            (5,000)
         Prepaid Expenses and Deposits                                (40,586)           (3,011)
         Accounts Payable                                            (205,654)           12,822
         Deferred Revenue                                                  --          (250,000)
         Changes in Discontinued Operation                           (122,214)           (8,496)
         Accrued Liabilities                                          (99,568)          (82,885)
                                                                  -----------       -----------
    Net Cash Provided (Used) In Operating Activities                  119,058          (524,360)
                                                                  -----------       -----------
    Cash Flows from Investing Activities:
         Purchase of Property and Equipment                           (42,497)           (1,570)
         Increase in Capitalized Patent and Technology Costs          (15,097)            4,672
                                                                  -----------       -----------
    Net Cash Provided (Used) in Investing Activities                  (57,594)            3,102
                                                                  -----------       -----------
    Cash flows from Financing Activities:
         Issuance of Preferred Shares, Net                                 --                --
         Exercise of Options                                          435,319                --
         Exercise of Warrants                                              --                --
         Issuance of Notes Payable                                         --           360,000
         Issuance of Related Party Payable                                 --                --
         Repayment of Notes Payable                                        --              (646)
                                                                  -----------       -----------
    Net Cash Provided by Financing Activities                         435,319           359,354
                                                                  -----------       -----------
    Increase (Decrease) in Cash and Cash Equivalents                  496,783          (161,904)

    Cash and Cash Equivalents, Beginning of Period                  1,021,998           264,054
                                                                  -----------       -----------

    Cash and Cash Equivalents, End of Period                      $ 1,518,781       $   102,150
                                                                  ===========       ===========

    Supplemental Disclosure of Cash Flow Information:
         Cash paid during the period for:
         Interest                                                 $    19,688       $        --
         Income Taxes                                                   1,500                --
                                                                  ===========       ===========


                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                        SERIES B, 10% REDEEM. CONV.
                             PREFERRED SHARES             COMMON SHARES
                         --------------------------  --------------------------                                  TOTAL
                            NUMBER OF                  NUMBER OF                  ADDITIONAL    ACCUMULATED   SHAREHOLDERS'
                             SHARES      PAR VALUE      SHARES      PAR VALUE   PAID-IN-CAPITAL   DEFICIT        EQUITY
                         ------------  ------------  ------------  ------------  ------------  ------------   ------------
     >
  Balance, December 31,
    1999                      102,967     $1,030       46,174,970    $461,750     $45,913,503  $(45,608,146)   $  768,137

  Issuance of Preferred
    Shares, Net                    --         --               --          --              --            --            --
  Options Exercised                --         --          523,001       5,230         430,089            --       435,319
  Warrants Exercised               --         --               --          --              --            --            --
  Stock Issued for
    Services                       --         --           55,000         550          29,450            --        30,000
  Conv. of Pref
    Shares, net                    --         --               --          --              --            --            --
  Net Income                                  --               --          --              --        386,389      386,389

                         ------------     ------     ------------    --------     -----------  ------------    ----------
  Balance, September 30,
    2000                      102,967     $1,030       46,752,971    $467,530     $46,373,042  $(45,221,757)   $1,619,845
                         ------------     ------     ------------    --------     -----------  ------------    ----------


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


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Accordingly, your attention is directed to footnote disclosures found in the December 31, 1999 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

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



(3)     EARNINGS PER SHARE

On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings per share with a presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the nine month periods ended September 30, 2000 and 1999 which were not included in the computation of diluted loss per share because the impact would have been anti-dilutive or insignificant:



                                              2000           1999
                                            ---------      ---------
                 Options                    2,077,301      2,122,300
                 Warrants                   2,830,000      1,017,000
                                            ---------      ---------
                                            5,083,134      3,139,300
                                            =========      =========


(4)     COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive income during the nine-month periods ended September 30, 2000 and 1999. As a result, comprehensive income is the same as the net income for the nine-month periods ended September 30, 2000 and 1999.

(5)     SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At September 30, 2000, we have only one operating segment, DPI, the Company's Audio Signal Processing business.

(6)     MAJOR CUSTOMERS

A substantial portion of the Company's licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the nine months ended September 30, 2000 and 1999:


                                    2000        1999
                                  ---------   ----------
                 Customer A         39%          0%
                 Customer B         38%          26%
                 Customer C         13%          15%


(7)     CONTINGENCIES

Legal


In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,954 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998.

In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court's consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers' and employees' employment agreements.


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


(10)    DISCONTINUED OPERATIONS

In September, 1998, the Board of Directors approved a plan to refocus corporate activities on our core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, we permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. We are accounting for the on-going operating and termination expenses of MDT as a discontinued operation .

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

 REVENUES

Revenues for the three months ended September 30, 2000 were $630,000, compared to revenues of $324,000 in the comparable period last year, an increase of 94%. Revenues for the nine months ended September 30, 2000 were $1,666,000, compared with $977,000 in the comparable period last year, an increase of 71%. The increase in such revenues resulted primarily from running royalties earned in the third quarter, and in the nine month period of 2000 from a license agreement for which there were no comparable running royalties, from this account, in the comparable period last year. In addition, in both current year periods, we earned increased royalties from Spatializer N-2-2 on higher DVD player and digital signal processor (DSP) sales by our licensees. This increase was partially offset by lower royalty rates as compared to those earned in the comparable period last year. Some of our license agreements provide for royalty rate reductions as volume milestones are achieved. As such, the royalty rates earned in the comparable period last year when one licensee initially began shipping its DSP were significantly higher when cumulative volume levels were low. Virtually all volume milestones have been achieved at September 30, 2000, which should result in the stabilization of the royalty rate going forward.

 GROSS PROFIT

Gross profit for the three months ended September 30, 2000 was $560,000 (89% of revenue) compared to gross profit of $304,000 (94% of revenue) in the comparable period last year, an increase of 84%. Gross profit for the nine-months ended September 30, 2000 were $1,498,000, compared with $948,000 in the comparable period last year, an increase of 58%. Gross profit primarily increased due to the increase in revenue. Gross margin decreased due to commissions paid to foreign sales reps in both current year periods due to a change in mix to higher foreign derived revenue, which is commission bearing.

 OPERATING EXPENSES

Operating expenses in the three months ended September 30, 2000 were $458,000 (73% of revenue) compared to operating expenses of $239,000 (74% of revenue) in the comparable period last year, an increase of 92%. Operating expenses in the nine months ended September 30, 2000 were $1,092,000 (66% of revenue) compared to operating expenses of $824,000 (84% of revenue) in the comparable period last year, an increase of 33%. The increase in operating expenses for both the three and nine months ended September 30, 2000 resulted primarily from a significant expansion of the Company's research and development staff and effort, increased sales and marketing activity, legal expense and the ongoing investor relations program.

General and Administrative

General and administrative expenses in the three months ended September 30, 2000 were $182,000 (29% of revenue) compared to general and administrative expenses of $99,000 (31% of revenue) in the comparable period last year, an increase of 84%. General and administrative expenses in the nine months ended September 30, 2000 were $426,000 (26% of revenue) compared to general and administrative expenses of $311,000 (32% of revenue) in the comparable period last year, an increase of 37%. The increase in general and administrative expense in both current periods resulted from an increase in legal expenses relating to the corporate finance, transaction negotiations and settlements, normalized operating activities and the ongoing investor relations program.

Research and Development

Research and development expenses in the three months ended September 30, 2000 were $186,000 (30% of revenue) compared to research and development expenses of $73,000 (23% of revenue) in the comparable period last year, an increase of 155%. Research and development expenses in the nine months ended September 30, 2000 were $388,000 (23% of revenue) compared to research and development expenses of $324,000 (33% of revenue) in the comparable period last year, an increase of 20%. The increase in such expenses in the three month period resulted primarily from significantly higher engineering headcount in the current period as compared with the comparable period last year. Current staffing levels are now approaching that which existed in early 1999, prior to significant attrition while we sought new financing.

Sales and Marketing

Sales and marketing expenses in the three months ended September 30, 2000 were $90,000 (14% of revenue) compared to sales and marketing expenses of $67,000 (21% of revenue) in the comparable period last year, an increase of 34%. Sales and marketing expenses in the nine months ended September 30, 2000 were $277,000 (17% of revenue) compared to sales and marketing expenses of $189,000 (19% of revenue) in the comparable period last year, an increase of 47%.The increase in sales and marketing expense in both periods resulted primarily from greater international travel in the current period and marketing support expense as compared with the comparable period last year.


NET INCOME

Net Income in the three months ended September 30, 2000 was $104,000 (16% of revenues), $0.00 per share, compared to net income of $33,000 (10% of revenue), $0.00 per share in the comparable period last year, an increase of 215%. Net Income in the nine months ended September 30, 2000 was $386,000 (23% of revenues), $0.01 per share, compared to net income of $47,000 (10% of revenue), $0.00 per share in the comparable period last year, an increase of 215%. The increase in net income was the result of the increase in revenues, partially offset by lower gross margin and the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had $1,519,000 in cash and cash equivalents as compared to $1,022,000 at December 31, 1999. The increase in cash and cash equivalents is attributed to cash provided by the exercise of options to purchase shares of common stock and cash provided by other operating activities. We had working capital of $1,246,000 at September 30, 2000 as compared with working capital of $395,000 at December 31, 1999. Our future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and common stock issuances including warrant and option exercises. At September 30, 2000 we had six Foundry licensees, seventy-seven OEM Licensees and sixteen authorized customers for its audio signal processing business, an increase of three over that at December 31, 1999. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

We have related party obligations of $225,000, which are convertible into Common Stock at our or Debtee's option. The obligation matures in June 2001. The Company owed a total of $337,700 to related parties as of September 30, 2000 and December 31, 1999.


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

In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court's consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers' and employees' employment agreements.

We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

 No material developments in such litigation occurred during the three-month period ended September 30, 2000



ITEM 2.     CHANGES IN SECURITIES

None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.     OTHER INFORMATION

None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

None
         (b)21.1   Schedule of Subsidiaries of the Company:

        Desper Products, Inc., a California Corporation
        MultiDisc Technologies, Inc. (inactive), a Delaware Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2000


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