Form 10-K405
period 2000-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2001-03-28
CIK 890821

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

                    FOR THE PERIOD ENDED: DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 2001 was approximately $18,500,000.

     As of March 8, 2001, there were 47,401,939 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

Overview

     Spatializer Audio Laboratories, Inc. ("The Company" or "we") is a leading developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. Our position as a leading developer of next generation technologies is based on our strong relationships with brand leaders, such as Apple, Toshiba and Hitachi. We conduct our audio business through our parent company and our wholly owned subsidiary, Desper Products, Inc. ("DPI"). DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. We continue to expand our product offerings to take advantage of the emerging digital audio marketplace specifically for consumer products like Digital Versatile Disc ("DVD") players, portable mp3 players, digital televisions and digital home, portable and auto entertainment devices. As of December 31, 2000, more than 25 million licensed units had been shipped covering all of these applications. DPI's virtual audio signal processing technologies are currently incorporated in products offered by global brand leaders including in consumer electronics, Toshiba, Panasonic, JVC, Hitachi, Mitsubishi, Samsung, Sanyo, LG Electronics, Zenith, Sharp and Proton, in the PC multimedia marketplace by Apple Computer, among others, and on the Internet through software plug-ins for the WinAmp and Linux-based XMMS mp3 players. We are focused on broadening recognition for the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, and on broadening our audio technology and software base to position ourselves for continued growth. We believe that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for our products, is entering a new phase of opportunity.

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

     In December 1999, we completed the placement of $1 million of Common Stock, at no discount from market, the conversion of $1 million of short-term debt to new Series B Redeemable Convertible Preferred Stock and the restatement of $225,000 of existing secured debt to secured long-term debt (the "December Transactions"). The December Transactions significantly strengthened our balance sheet and restored working capital and shareholder's equity. The resulting liquidity allowed us to emerge from turnaround mode and to pursue growth and operating stability in 2000.

     Our executive offices are located at 20700 Ventura Boulevard, Suite 140, Woodland Hills, California 91364, Telephone (818) 227-3370. We maintain a Website at www.spatializer.com. We were incorporated in the State of Delaware in February, 1994.

DESPER PRODUCTS, INC. -- VIRTUAL AUDIO SIGNAL PROCESSING TECHNOLOGIES

     DPI has developed a suite of proprietary advanced audio signal processing technologies for the entire spectrum of applications falling under the general category of virtual audio. The objective in each product category is to create or simulate the effect of a multi-speaker sonic environment using two ordinary speakers (or headphones) for playback. The market for virtual audio is segmented into five broad categories of technology as identified in the listing below. Each of these technologies utilizes different underlying scientific principles in accomplishing its design objectives and is targeted to a specific class of consumer electronics or multimedia computer depending on the intended product use and functional capability of the product. DPI currently has other audio signal processing technologies under development which will serve to expand its market scope and partner product capabilities.

----------------------------------------------------------------------------------------------------------
      CATEGORY OF TECHNOLOGY                PRODUCT CATEGORIES              VIRTUAL AUDIO ENHANCEMENT
----------------------------------------------------------------------------------------------------------
 3-D Stereo                         Consumer electronics products       Surround Sound enhancement from an
 (Spatializer(R) 3-D Stereo)        providing stereo playback -- DVD    ordinary stereo signal
                                    Players, Stereo TV's, VCR's,
                                    Stereo Components and Systems, Car
                                    Audio, Laptop and Desktop
                                    Multimedia Computers, Set-top
                                    Boxes
----------------------------------------------------------------------------------------------------------
 Two-Speaker Virtualization         Products incorporating              Creation of spatially accurate
 (Spatializer N-2-2(TM))            multi-channel audio sources like    multi- speaker cinematic audio
 Digital Virtual Surround           Dolby Digital(R) (AC-3), Dolby      experience from two speakers, and
                                    ProLogic(R) or MPEG-2. Home         headphones utilizing discrete
                                    Theater, DVD-Video, Multimedia      multi-channel audio information.
                                    Computers utilizing DVD/MPEG and
                                    decoding.
----------------------------------------------------------------------------------------------------------
 Bass Enhancement                   Consumer electronics products       Simulation of lower frequency
 (Vi.B.E.(TM))                      providing stereo playback -- DVD    response from speakers with
                                    Players, Stereo TV's, VCR's,        relatively high low frequency
                                    Stereo Components and Systems, Car  capability
                                    Audio, Laptop and Desktop
                                    Multimedia Computers and Speakers
----------------------------------------------------------------------------------------------------------
 Internet Audio Enhancement         Laptop and Desktop Multimedia       Surround Sound and bass
 (Spatializer(R)                    Computers and portable music        enhancement to playback of
 StreamFX(TM))                      devices running MP3 media player    ordinary MP3 files
                                    Software
----------------------------------------------------------------------------------------------------------
 Headphone Virtualization           Products incorporating              Creation of spatially accurate
 (Spatializer Natural               multi-channel audio sources like    multi- speaker cinematic audio
 Headphone(TM))                     Dolby Digital(R) (AC-3), Dolby      experience from headphones
 Digital Virtual Surround           ProLogic(R), MPEG-2 or stereo.      utilizing discrete multi-channel
                                    Home Theater, DVD-Video,            audio information.
                                    Multimedia Computers utilizing
                                    DVD/MPEG Decoding or stereo.
----------------------------------------------------------------------------------------------------------

LICENSED PRODUCTS

     Our current technology product applications are directed to (1) two-speaker and headphone virtualization of multi-channel audio for DVD players and home theater applications, (2) stereo and bass enhancement in consumer electronics products and multimedia PCs, and (3) downloadable software, purchased directly by consumers, delivering audio enhancement applications for PCs .

     1. SPATIALIZER(R) 3D STEREO. Based upon proprietary and patented methods of stereo signal processing, the Company's Spatializer(R) 3-D Stereo technology is designed to create a vivid and expansive three-dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes the Company's unique DDP(TM) (Double Detect and Protect(TM)) algorithm. DDP(TM) continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides "set and forget" ease of use for consumers. First introduced in July 1994 by DPI, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation ("MEC"), the technology is now incorporated into low-cost, standard process ICs by four chip foundries (Matsushita, ESS Technologies, Inc., OnChip Systems and Luxsonor) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. The technology is currently available in both analog and digital formats. Matsushita introduced a new Spatializer IC design in 1999, offering the Spatializer 3-D Stereo effect in a simplified, lower cost package.

     2. SPATIALIZER(R) N-2-2(TM) DIGITAL VIRTUAL SURROUND. In September 1996, DPI introduced Spatializer N-2-2, which the Company considers a "core", and "enabling" technology for DVD based home theater products and personal computers. Through outstanding performance and continuous enhancement, Spatializer N-2-2 has emerged as the "de facto standard" for virtual surround sound as measured by most brand adoptions and market share of such brands in the DVD player market. DVD is considered by many to be the single most important and fastest adopted consumer audio/computer technology ever introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital(R) (AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio -- the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or "sub-woofer") channel for sound effects. The Spatializer N-2-2 software- based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose Digital Signal Processing ("DSP") hardware platforms like those offered by C-Cube, Acer Labs, Inc., Motorola, VM Labs and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like WinDVD and DVDExpress, offered by Intervideo and Mediamatics, respectively, for the Intel(R) Pentium(R) microprocessors); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. Spatializer N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL(TM) trademark on products incorporating the technology. We believe our Spatializer N-2-2 process will serve to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems.

     3. SPATIALIZER(R) VI.B.E(TM). In early 1999, DPI introduced Spatializer Vi.B.E., a virtual bass enhancement technology. Spatializer Vi.B.E. produces a dynamic bass response from even the lowest-end speakers or headphones. This is particularly important in enhancing the audio of all forms of portable digital audio devices. Spatializer Vi.B.E. uses proprietary technology to generate the perception of realistic bass frequencies that are unaffected by actual speaker system frequency response capability.

     4. SPATIALIZER(R) STREAMFX(TM). First introduced by DPI in 1999, Spatializer StreamFX creates a dramatic and enveloping sound experience out of any pair of regular speakers or headphones when playing MP3 music files. Spatializer StreamFX utilizes Spatializer 3-D Stereo and is a long-time favorite of both movie and sound studios in addition to numerous audio product manufacturers. Combined with Vi.B.E., this product widens and deepens the soundfield to surround the listener with rich and ambient enhanced audio. A headphone option generates the same equally immersive experience over headphones creating a dramatic audio experience.

     5. SPATIALIZER(R) NATURAL HEADPHONE(TM). Spatializer Natural Headphone, introduced by DPI in March 2001, renders spatially accurate multiple speaker positions simulating the typical home theater or stereo arrangement through a headphone. The headphone algorithm delivers a high performance simulated surround sound experience, using a reasonable amount of processing power at a reasonable cost. Thus, this solution is equally practical and effective for both low-power portable devices and home theater applications. Unlike typical virtual surround sound headphone solutions, which rely heavily on reverberation which can sound unnatural, Spatializer Natural Headphone utilizes a combination of techniques to provide an expanded, yet natural sound field.

     In addition to these technologies, we offer a series of products introduced by DPI under the Spatializer DigitalFX(TM) brand, first introduced in early 2000. The Spatializer DigitalFX series is a comprehensive audio enhancement software solution based on the Company's Spatializer N-2-2 virtual surround sound technology and Spatializer Vi.B.E., the Company's virtual bass enhancement technology, combined with additional audio effects tailored and optimized for specific product applications. This powerful combination of technologies in a single product targeted for specific product applications provides a highly efficient and cost effective solution for the television, portable MP3, PDA, AV Receiver, PC and car audio markets.

     Spatializer Digital TVFX(TM) is a customized application of Spatializer technology optimized for digital and analog televisions with an on board digital signal processor. Spatializer integrates its original, patented 3D Stereo and N-2-2 technologies with speaker-compensation and Vi.B.E. bass enhancement algorithms. The digital processing of the stereo signal provides a striking and immersive audio experience while the virtual bass enhancement creates apparently deeper bass response from the small speakers utilized by most televisions. Optional reverb and equalizer features further enhance the audio experience. The result is a dramatic improvement to the overall audio soundfield provided by the television. Spatializer Digital TVFX is 100% digital, and applicable to any TV system with an embedded DSP.

     Spatializer Digital OntheGoFX(TM) is targeted specifically for portable MP3 player devices, including Personal Data Assistants (PDAs). According to industry analysts, the portable MP3 player market is expected to grow to 32 million units sold by 2003. Spatializer Digital OntheGoFX shares the same core 3D stereo technology as other members of the Spatializer DigitalFX series, but includes a highly effective headphone algorithm which produces an expanded headphone audio experience.. In addition, the included Vi.B.E technology is particularly effective in improving the limited bass response of inexpensive lightweight stereo headphones often incorporated into these devices. The algorithms are highly efficient, utilizing a minimal amount of MIPS any standard embedded DSP.

     Spatializer Digital PCFX(TM) combines the entire suite of respected Spatializer audio technologies into a single, comprehensive and cost effective software audio solution for the Wintel platform. Since the product runs on the host CPU, with minimal CPU utilization, no discrete chip is required. Spatializer Digital PCFX provides Spatializer 3-D stereo, Spatializer N-2-2 virtual surround sound for DVD playback, Vi.B.E virtual bass enhancement and enCompass(TM), Spatializer's positional audio technology for computer games utilizing the Microsoft DirectXTM API. Spatializer technology has been utilized by Apple Computer across their product platforms since October 1999.

     Spatializer Digital AVFX(TM) is tailored for AV Receivers equipped with a Dolby Digital decoder.. Spatializer Digital AVFX provides Spatializer 3-D stereo, Spatializer N-2-2 virtual surround sound for DVD audio or video playback, Vi.B.E virtual bass enhancement and in the future, extensive room modeling and customized effects.

     Spatializer Digital AutoFX(TM) enhances the audio performance of DSP-based car stereo systems by delivering Spatializer's acclaimed 3-D stereo, bass enhancement, equalizer and reverb technology in a single solution. Optional positional audio voice cues for on board GPS and navigation systems, virtual surround sound for on board DVD player systems and space modeling will be offered as per customer requirements.

LICENSING ACTIVITIES

     We have traditionally licensed our technologies through semiconductor manufacturing and distribution licenses ("Foundry Licenses") with semiconductor foundries ("Foundries"). In turn, these Foundries manufacture and distribute integrated circuits ("ICs") or digital signal processors ("DSPs") incorporating Spatializer technology to manufacturers of consumer electronics and multimedia computer products ("OEMs").

     The terms of many of the Foundry Licenses are negotiated on an individual basis requiring the payment of a per unit running royalty according to sliding scales based upon cumulative volume. Some of the licenses call for the payment of an up-front license issuance fee either in lieu of, or in addition to the running royalty. Other agreements require the OEM customer, rather than the foundry, to pay the royalty. Per unit royalties are payable in the quarter following shipment from the Foundry to the OEM.

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

     In 2000, we began offering IC and DSP foundries the option of entering into a non-royalty bearing distribution agreement with us. Under this business model, the foundry offers Spatializer technology as an optional feature, promotes our technology in their sales materials and cooperates with the Spatializer sales force in closing license agreements for Spatializer technology with the OEM customer. This business model provides the foundry with an additional selling feature at no additional cost to the foundry. The OEM can obtain use of the technology directly from Spatializer without any additional mark-up from the foundry.

     In early 2001, we agreed with C-Cube Semiconductor II to unbundle the royalty on their DSPs in order to facilitate the licensing of multiple technologies to OEM manufacturers and to help ensure that their products remained highly competitive in the market. As such, on April 1, 2001, C-Cube's customers using Spatializer technology will enter into direct licenses with us. These agreements, with Samsung Electronics and LG Electronics have been closed.

     Because the Spatializer N-2-2 technology may be fully implemented in software to run in host based (Intel Pentium(R)) or general purpose DSP environments, no IC Foundry may be involved, as is the licensing arrangement with Apple Computer, Inc. In these situations, we will enter into royalty bearing licenses directly with the OEM. However, we may still pursue bundled agreements with DSP providers, if appropriate.

     We are currently negotiating new IC/DSP Foundry and OEM licenses for Spatializer N-2-2, Spatializer Vi.B.E., Spatializer 3-D stereo and combinations and optimizations of these technologies under the Spatializer DigitalFX series.

IC/DSP Foundry Licenses

     In 2000 and early 2001, VM Labs, Inc., MIPS Technologies, New Japan Radio Corporation ("NJRC"), Tvia, Inc. and Link Up Systems. entered into Foundry License or Distibution Agreements for Spatializer N-2-2 and or DigitalFX. All but the NJRC agreements were non-royalty bearing distribution agreements, with per unit royalties to be paid by the OEM customer.

     As of December 31, 2000, we have entered into eleven non-exclusive Foundry Licenses for its Virtual Audio Signal Processing technologies with Matsushita Electronics Corporation ("MEC"), ESS Technology, Inc. ("ESS"), OnChip Systems, Inc. ("OnChip"), C-Cube Technologies, Inc. ("C-Cube"), Acer Labs, Inc. ("Ali"), Luxsonor, VM Labs, Inc., MIPS Technologies, NJRC, Tvia, Inc. and Link Up Systems. Many Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.

     As of December 31, 2000, more than 25 million ICs and DSPs incorporating Spatializer 3-D audio signal processing and N-2-2 digital virtual surround sound technology had been manufactured and sold.

OEM Licensees and Customers

     As of December 31, 2000, our technology has been incorporated in products offered by over 90 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the LUA or were authorized customers under bundled royalty licenses with the IC foundries. The OEM licensees and customers offer a wide range of products, which include DVDs, car stereo systems, direct view TVs, wide screen and projection TVs, VCRs, powered speakers, portable audio systems ("Boomboxes"), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, and arcade pinball and video games.

     The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 2000:

---------------------------------------------  ---------------------------------------------
PARTIAL LIST OF OEM LICENSEES OR CUSTOMERS     LISTING -- CONTINUED
---------------------------------------------  ---------------------------------------------
Apple Computer Inc.                            NEC
Compaq Computer Corp.                          Panasonic TV & VCR (Matsushita Kotobuki
Dell Computer Corp.                            Electronics Industries, Ltd.)
Digital Technology Systems Of California,      Panasonic Car Audio (Matsushita
Inc.                                           Communications Industrial Co., Ltd.)
Emerson                                        Proton Electronic Industrial Co., Ltd.
Fujitsu Computer Corp.                         Samsung
Hewlett Packard                                Seiko Epson Corp.
Hitachi, Ltd.                                  Sanyo Corp.
Iiyama Electric Co., Ltd.                      Sharp Corp.
Gateway Computer Corp.                         Toshiba DVD
Golden Regent                                  Toshiba TV
LG Electronics                                 Taisei Electric, Inc.
JVC                                            Taiyo Electric Company, Ltd.
Labtec Enterprises, Inc.                       Texas Instruments
Mag Monitors                                   Theta Digital
Marantz                                        VM Labs, Inc.
Micron Computer Corp                           Zenith
Mitsubishi Image and Information Works
---------------------------------------------  ---------------------------------------------

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

MultiDisc Technologies, Inc. -- Network Based Modular, Scalable Compact Disc/DVD Servers

     As its first effort to broaden our technology portfolio and capitalize on our strong relationships with manufacturers of consumer electronics and personal computer peripheral products, we acquired certain developmental stage technologies and assets from Home Theatre Products ("HTP"), for approximately $1,062,000 in June 1996 and formed a subsidiary, MDT. The MultiDisc transaction, which was implemented through a court-approved sale in the HTP bankruptcy proceeding, included an array of compact disc server robotics and software technologies in various stages of completion. The MultiDisc transaction was intended to position us for long term growth in a significant new market. Our intention was to license this technology or enter into third party manufacturing arrangements for sale of MDT CD/DVD changer products to OEMs.

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

     On September 25, 1998, we announced our plan to refocus our business on the exploitation of its core audio technologies and to properly position the MultiDisc assets for sale. The repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond the Company's capacity. As a result, all operations, including research and development activities, were suspended and the Company has accounted for MDT as a discontinued operation. The Company has explored the sale of the business or the patent portfolio with interested parties, but to date, no transaction has been consummated.

Revenues and Expenses

     We generate revenues in its audio business from royalties pursuant to its Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees' applications. The Company's revenues, which totaled $2,201,812 in 2000, were derived almost entirely from Foundry and OEM license fees and royalties.

     We seek to maximize return on our intellectual property base by concentrating our efforts in very high margin licensing and software products and have eliminated our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales rep force.

     We had three major customers, C-Cube Technologies, Inc., Apple Computer, Inc. and Toshiba Corporation in 2000, each of whom accounted for greater than 10% of our total 2000 revenues. One OEM accounted for 36%, another accounted for 35% and one accounted for 14% of our royalty revenues during 2000. Two other accounts comprised 9% and 7% of total 2000 revenues. All other OEM's accounted for less than 1% of royalty revenues individually.

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

     In September 1998, we implemented cost cutting measures in conjunction with the suspension of our research and development activities at MDT and to further rationalize the overhead of DPI and the overall corporate structure in response to lower levels of operating performance. The result of these initiatives was to reduce 1999 operating costs from 1998 levels, which enabled the Company to achieve profitable operating results in 1999 and to remain profitable in 2000.

Competition

  VIRTUAL AUDIO SIGNAL PROCESSING MARKETPLACE

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

     Our principal competitors in the field of virtual audio are QSound Labs, Inc. ("QSound") and SRS Labs, Inc In addition, some DSP foundries and OEMs have proprietary virtual audio technologies. In the future, our products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with the Company.

     We believe that we will favorably compete in this market because we offer a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, and speaker virtualization technologies. By virtue of our specialized engineering and OEM support, we can offer a "turn-key" audio solution to OEMs who do not possess this expertise internally. In addition, the strength of our IC Foundry and OEM relationships and the Spatializer brand name recognition in the industry are other key differentiators between both our branded and unbranded competition.

Patents, Trademarks and Copyrights

     Our core signal processing technology is covered by our U.S. patent 5,412,731, issued May 2, 1995. On July 15, 1997, the Company filed a patent in the U.S. Patent office on our N-2-2(TM) intellectual property with the U.S. Patent Office. On March 20, 1998, we filed a patent on our enCompass V 2.0 technology with the U.S. Patent Office covering the Company's enCompass 2.0 positional audio gaming technology. In June 2000, we filed an additional patent application for our reduced cost/higher performance 3-D Stereo circuit design. Much of our intellectual property consists of trade secrets. We possess copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.

     The MultiDisc transaction brought a unique combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how and five patent applications acquired in the asset acquisition. MDT added an additional forty-seven patent applications filed with the United States Patent & Trademark Office ("USPTO") to bring the total to fifty-two patent applications filed. However, due to the absence of working capital and suspension of all operating activities of MDT, MDT cannot pursue these applications and some applications have lapsed. The core MDT data storage technology is covered by U.S. patents 5,774,431, 5,822,283, 5,886,960 and 5,886,974. MDT have either obtained or applied for U.S. trademark protection for its principal product names and logo marks.

     On September 25, 1998, we announced our plan to refocus our business on the exploitation of our core audio technologies and to properly position the MultiDisc assets for sale. The repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond our capacity. As a result, operations, including all research and development activities were suspended and we have accounted for MDT as a discontinued operation.

Employees

     We began 2000 with five full-time and six part-time employees and sales representatives and increased our staff to six full time and twelve part-time employees, consultants and sales representatives by December 31, 2000. At year-end, there were three full-time employees and two consultants engaged in research and development. We employ the services of outside professional consultants, particularly in the engineering area, due to the tight labor market for such professionals in Silicon Valley as well as the need for specialized expertise in the course of our business. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relations with our employees and consultants to be satisfactory.

                                    PART II

ITEM 2. PROPERTIES

     Our executive office is located in Woodland Hills, California where we occupy approximately 900 square feet with an annual rent of approximately $32,000. The lease term on this space is month to month. During 2000, we also had leased facilities in Santa Clara, CA.

     Our operations office in Santa Clara, CA, is the primary location for our audio technology division, ("DPI"). We occupy approximately 2,700 square feet with an annual rent on a full service basis of approximately $75,000. The lease expires on November 30, 2002.

     We lease an apartment in Santa Clara, CA for use by the chief executive officer when away from the executive office. The annual rent on this apartment is approximately $18,000. The lease expires on June 30, 2001.

     We lease our space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. Our properties are well maintained, considered adequate and are being utilized for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,954 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998, or a cash payment of $50,000 if the warrants remained unexercised. In January 2001, the cash payment was made and no further liabilities or contingencies exist.

     In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court's consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California "anti-Slapp" legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers' and employees' employment agreements.

     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock trades on the OTC Bulletin Board under the symbol "SPAZ". The following table sets forth the high and low sales price of our Common Stock on its principal market for fiscal years 1999 and 2000:

PERIOD:                                               HIGH (U.S. $)      LOW (U.S. $)
-------                                               -------------      ------------
1999
  First Quarter.....................................      $0.44             $0.08
  Second Quarter....................................      $0.36             $0.08
  Third Quarter.....................................      $0.90             $0.20
  Fourth Quarter....................................      $0.96             $0.26
2000
  First Quarter.....................................      $2.56             $0.94
  Second Quarter....................................      $1.56             $0.44
  Third Quarter.....................................      $1.06             $0.50
  Fourth Quarter....................................      $0.69             $0.19

     On March 8, 2001, the closing price reported by the OTC Bulletin Board was U.S. $0.39. Stockholders are urged to obtain current market prices for our Common Stock. Since April 1, 1997, Computershare Investor Services, through its purchase of the transfer agent business in 2000 of Harris Trust Company of California, has been our transfer agent.

RECORD HOLDERS

     To our knowledge there were approximately 125 holders of record of the stock of the Company as of March 8, 2001. However, our transfer agent has indicated that beneficial ownership is in excess of 3,300 shareholders.

DIVIDENDS

     We have not paid any cash dividends on its Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. Our future dividend policy will be determined from time to time by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in Item 7. The selected data presented below under the headings "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the years ended December 31, 1997 and 1996 are derived from the consolidated financial statements of Spatializer Audio Laboratories, Inc. and subsidiaries, which consolidated balance sheets have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data for the years ended December 31, 2000, 1999 and 1998 are derived from the Company's consolidated financial statements which have been audited by Farber & Hass LLP, independent certified public accountants. The consolidated statements of operation and cashflows for the year ended December 31, 2000 and the report thereon are included elsewhere in this Report.

                                                           FISCAL YEAR ENDED
                               --------------------------------------------------------------------------
                               DECEMBER 31,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                   1996             1997           1998           1999           2000
                               ------------     ------------   ------------   ------------   ------------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Revenues.....................  $     2,024      $     2,781    $     1,680    $     1,660    $     2,202
Cost Of Revenues.............         (186)            (230)          (134)           (49)          (248)
                               -----------      -----------    -----------    -----------    -----------
Gross Profit.................        1,838            2,551          1,546          1,611          1,954
Total Operating Expenses.....      (27,042)(3)       (7,238)        (3,490)        (1,156)        (1,596)
Other Income (Expense),
  Net........................          119               27           (108)           (94)            34
Loss from Discontinued
  Operations.................                                       (3,702)
Income taxes.................         (310)             (60)           (38)            (6)           (10)
                               -----------      -----------    -----------    -----------    -----------
Net Income (Loss)............  $   (25,395)(4)  $    (4,720)   $    (5,792)   $       355    $       382
                               -----------      -----------    -----------    -----------    -----------
Basic Income (Loss) Per
  Share(5)...................  $     (2.01)     $     (0.23)   $     (0.29)   $      0.01    $      0.01
                               ===========      ===========    ===========    ===========    ===========
Diluted Income (Loss) Per
  Share(5)...................  $     (2.01)     $     (0.23)   $     (0.29)   $      0.01    $      0.01
                               ===========      ===========    ===========    ===========    ===========
Weighted Average Common
  Shares.....................   12,644,751       20,604,095     22,180,180     33,805,512     46,736,224
                               ===========      ===========    ===========    ===========    ===========
CONSOLIDATED BALANCE SHEET
  DATA:
Cash and Cash Equivalents....  $     1,587      $       577    $       264    $     1,022    $     1,468
Working Capital (Deficit)....        2,092               83         (1,975)           395          1,195
Total Assets.................        4,141            3,165            893          2,118          2,457
Advances From Related
  Parties....................          113              113            857            337            337
Total Shareholders' Equity
  (Deficit)..................  $     3,268      $     1,525    $    (1,553)   $       768    $     1,651

---------------
(1) Not used.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of Spatializer Audio Laboratories, Inc. and subsidiaries (the "Company") for the year ended December 31, 2000 compared to the year ended December 31, 1999, and the year ended December 31, 1999, compared with the year ended December 31, 1998.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

REVENUES

     Revenues increased to $2,202,000 for the year ended December 31, 2000 compared to $1,660,000 for the year ended December 31, 1999, an increase of 33%. Revenues include license issuance fees and royalties pertaining to the licensing of Spatializer(R) audio signal processing designs and non-recurring engineering fees.

     The increase in revenues is attributed primarily to the inclusion of four quarters of royalties from a major account for which there was only one quarter of royalty and a non-recurring engineering fee in the prior year and increases in Spatializer N-2-2 running royalties from OEM DVD player sales. This increase in revenues was partially offset by decreases in per unit Spatializer N-2-2 royalties due to a volume-based sliding scale pricing structure with DSP foundries agreed to in prior years when the original agreements were made. By the beginning of the third quarter of 2000, pricing levels at the maximum volume levels were substantially achieved, resulting in a stabilization of the per unit royalty rate.

     Gross profit increased to $1,954,000 for the year ended December 3, 2000 compared to $1,612,000 in the comparable period last year. Gross margin decreased to 89% of revenue in the year ended December 31, 2000 compared with 97% of revenue for the comparable period last year. The increase in gross profit results from higher revenues in the current year, partially offset by lower gross margin. This decrease in the gross margin percentage reflects the restoration of Japan sales support which were reduced significantly in 1999 during the period of constrained liquidity. The Company maintains a high margin as the majority of revenues are from licensing and royalty activities, which have little or no associated direct costs.

  OPERATING EXPENSES

     Operating expenses for the year ended December 31, 2000 increased to $1,595,000 (72% of sales) from $1,156,000 (70% of sales) for the year ended December 31, 1999, an increase of 38%. The increase in operating expenses result from expansion of the Company's research and development and sales and marketing efforts, which were curtailed in most of 1999 to minimal levels as a result of the period of constrained liquidity. With liquidity restored as a result of the December 1999 financing, the Company expanded its staff to more normalized levels and the increase was limited to 200 basis points of sales.

  GENERAL AND ADMINISTRATIVE

     General and administrative costs increased to $599,000 for the year ended December 31, 2000 from $516,000 for the year ended December 31, 1999, an increase of 16%. The increase is primarily due to the retention of an investor relations firm and a local business tax settlement. General operating costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs.

  RESEARCH AND DEVELOPMENT

     Research and Development costs increased to $540,000 for the year ended December 31, 2000, compared to $383,000 for the year ended December 31,1999, an increase of 41%. The increase in research and development expense was due additions to headcount throughout the year, search fees paid for certain engineers hired and expanded use of engineering consultants for specialized projects.

     In addition, the Company continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward a new version of Spatializer N-2-2(TM), optimization of technologies for the DigitalFX(TM) series and development of a new series of headphone algorithms.

  SALES AND MARKETING

     Sales and marketing costs increased to $456,000 for the year ended December 31, 2000, compared to $257,000 for the year ended December 31, 1999, an increase of 77%. The increase results from the appointment of a public relations firm, formal trade show participation, increased customer visits and prospecting, support staff expansion and revision of marketing collateral materials.

  NET INCOME

     Net Income increased to $382,000 for the year ended December 31, 2000, compared to net income of $355,000 for the year ended December 31, 1999, an increase of 8%. The improvement for the period is primarily the result of higher interest income and lower interest expense, partially offset by lower operating profit driven by lower gross margin and slightly higher overhead expenses as a percentage of sales.

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

     Gross profit increased to 97% in the year ended December 31, 1999 compared with 92% for the comparable period last year. This increase reflects the impact of the discontinuation of lower margin consumer products sales, and inventory write-downs on the remaining consumer products inventory to market in 1998, for which there was no comparable adjustment in 1999. The Company maintains a high margin as the majority of revenues are from licensing and royalty activities, which have little or no associated direct costs.

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

  GENERAL AND ADMINISTRATIVE

     General and administrative costs decreased to $516,000 for the year ended December 31, 1999 from $1,732,000 for the year ended December 31, 1998, a decrease of 70%. The decrease is primarily due to decreased payroll and payroll-related costs primarily related to the downsizing of the corporate office as a result of overhead rationalizations implemented beginning in September 1998. General operating costs include rent, telephone, office supplies and stationery, postage, depreciation and similar costs.

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

  SALES AND MARKETING

     Sales and marketing costs decreased to $257,000 for the year ended December 31, 1999, compared to $1,002,000 for the year ended December 31, 1998, a decrease of 74%. The decrease results from headcount reductions effected in September 1998 and suspension of public relations, formal trade show participation and advertising efforts until the additional working capital became available through the December Transactions.

  LOSS ON DISCONTINUED OPERATION

     There was no loss on discontinued operation in the year ended December 31, 1999, compared to a loss on discontinued operation of $3,702,000 for the year ended December 31, 1998. Expenditures for MDT were minimal in fiscal 1999 and were accrued in the year ended December 31, 1998. Loss on discontinued operation was comprised of the reclassification of $2,847,000 of the net MDT expenses and valuation adjustments of $855,000. The net expense primarily represented general and administrative, sales and marketing and research and development expenses for the period January 1 through September 30,1998. The Board of Directors announced the discontinued operation of MDT on September 25, 1998 and had preliminary indications from its banker and potential buyers that the sale of MDT's assets would not result in a loss to the Company. However, since no transaction had been consummated for the MDT assets as of the date on which the Company filed its annual report Form 10-K in April 1999, the Company elected to reserve for the contingency.

  NET INCOME (LOSS)

     Net Income increased to $355,000 for the year ended December 31, 1999, compared to a net loss of $5,792,000 for the year ended December 31, 1998, an increase of 106%. The improvement for the period is primarily the result of overhead rationalization and corporate refocusing which began its implementation in September 1998 and the wind down costs of MDT in 1998, for which there were no such expenses in the current fiscal year.

  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had $1,468,000 in cash and cash equivalents as compared to $1,022,000 at December 31, 1999. The increase in cash and cash equivalents is attributed to cash provided by the exercise of warrants and options. We had working capital of $1,195,000 at December 31, 2000 as compared with a working capital of $395,000 at December 31, 1999. Our future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and from possible common stock issuances including warrant and option exercises. At December 31, 2000 we had eleven Foundry licensees, as compared with six Foundry licensees at December 31, 1999. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which will generate additional cash flow without imposing any substantial costs on the Company.

     We have related party obligations of $225,000, convertible into Common Stock at our or Lender's option. The obligation matures in June 2001. The Company owed $337,500 to related parties as of December 31, 2000 and at December 31, 1999.

     On April 14, 1998, we entered into a private placement for up to $5 million of which $3 million was funded. In connection with the private placement, the Company authorized 100,000 shares of a new Series A, 7% Convertible Preferred Stock at a stated price of $50 per share and issued 60,000 shares for $3 million. In connection with the April funding, we issued purchase warrants, exercisable for three years and entitling the holders to acquire one share of the Company's common stock for each warrant. Of the warrants,

450,000 were issued and 150,000 warrants were issued to placement agents. The investor warrants are exercisable at 140% and the placement warrants are exercisable at 120%, respectively, of the average closing bid price of our common stock for the 10 days preceding the closing. In addition, cash placement fees of 10% were paid. A related party received 50,000 of the placement agent warrants and $100,000 of the placement agent cash fee for arranging $1 million of the $3 million investment. No additional investment above the initial $3 million was received under this placement. At December 31, 1999, 60,000 shares of Series A Convertible Preferred Stock, representing the entire placement had been converted into a total of 30,517,943 shares of our Common Stock, which are covered by Form S-1.

     On September 25, 1998, we announced that our Board of Directors was refocusing our business on the exploitation of our audio technologies, and, as noted above, to properly position the MultiDisc assets for sale. Currently we are actively pursuing licensing opportunities, including possible strategic alliances and capital funding opportunities based on its core audio technologies. In reaching its decision of September 25, 1998, we indicated that while we recognized the prospects of MultiDisc, the capital investment required to properly commercialize the technology was beyond our capacity and, therefore, we made the decision to seek a sale transaction. Effective as of that date, Steven D. Gershick resigned as chief executive officer of the Company and as president of MultiDisc Technologies, Inc., but continued to serve as chairman of the board and director of the Company until February 10, 2000. Henry R. Mandell, who joined the Company in March, 1998 as senior vice president finance was designated as interim chief executive officer to oversee all of the corporate activities, reporting to the Board of Directors, and continues in that capacity. Michael Bolcerek resigned as president of Desper Products, Inc. Mr. Mandell was elected as a director by the stockholders on February 10, 2000 and also was designated chief executive officer and chairman of the board.

     We responded to inquiries from NASDAQ and attended a hearing with respect to our continued listing on October 29, 1998 at which time we outlined our strategy for continued listing. In November, 1998, NASDAQ provided us with an extension and conditional listing until December 31, 1998 to provide evidence of compliance with all requirements for continued listing. On December 31, 1998, we informed NASDAQ that we would be unable to comply with these requirements. On January 5, 1999, our common stock was delisted from the NASDAQ SmallCap Market and, on the same day, commenced trading on the NASD Bulletin Board under the symbol "SPAZ".

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

  Net Operating Loss Carry forwards

     At December 31, 2000, the Company had net operating loss carry forwards for Federal income tax purposes. These net operating loss carry forwards are subject to an annual limitation of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.

  Inflation

     We believe that the moderate inflation rate of the last several years has not impacted our operations.

  The Asian Economic Crisis

     Approximately 60% of our revenues for the year ended December 31, 2000 were derived from foundries or OEM's based in Japan and other Asian countries. While the level of the Company's Asian business is material, the concentration of this Asian business with large, well capitalized entities such as Matsushita Electronics Corporation, Toshiba Corporation, Samsung and LG Electronics may tend to minimize any real or potential risk of concentration in this market.

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
of Spatializer Audio Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (The "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/  FARBER & HASS LLP

Oxnard, California
March 20, 2001

ITEM 8. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
Current Assets:
  Cash and Cash Equivalents.................................  $  1,467,988    $  1,021,998
  Accounts Receivable.......................................       506,558         687,595
  Prepaid Expenses and Deposits.............................        26,458          22,640
                                                              ------------    ------------
          Total Current Assets..............................     2,001,004       1,732,233
Property and Equipment, Net.................................       108,061         132,803
Intangible Assets, Net......................................       302,789         207,793
Other Assets................................................        45,170          45,170
                                                              ------------    ------------
                                                              $  2,457,024    $  2,117,999
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes Payable.............................................  $          0    $     14,149
  Notes Payable to Related Party............................       337,742         337,742
  Accounts Payable..........................................        51,782         234,118
  Accrued Wages and Benefits................................        61,390          53,136
  Accrued Expenses..........................................        99,595         291,117
  Net Liabilities of Discontinued Operation.................       255,840         419,600
                                                              ------------    ------------
          Total Current Liabilities.........................       806,349       1,349,862
                                                              ------------    ------------
  Commitments and Contingencies
Stockholders' Equity (Deficit):
  10% Series B Convertible Redeemable Preferred shares,
     $0.01 par value; 1,000,000 shares authorized; 102,967
     shares issued and outstanding at December 31, 2000 and
     1999, respectively.....................................         1,030           1,030
  Common shares, $0.01 par value; 65,000,000 shares
     authorized; 47,087,971 and 46,174,970 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................       470,880         461,750
  Additional Paid-In Capital................................    46,404,892      45,913,503
  Accumulated Deficit.......................................   (45,226,127)    (45,608,146)
                                                              ------------    ------------
          Total Shareholders' Equity........................     1,650,675         768,137
                                                              ------------    ------------
                                                              $  2,457,024    $  2,117,999
                                                              ============    ============

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues:
  Product Revenues, Net.............................                                $    39,496
  Licensing Revenues................................                                    663,522
  Royalty Revenues..................................  $ 2,201,812    $ 1,660,371        976,697
                                                      -----------    -----------    -----------
                                                        2,201,812      1,660,371      1,679,715
     Cost of Revenues...............................      248,217         48,780        134,190
                                                      -----------    -----------    -----------
                                                        1,953,595      1,611,591      1,545,525
                                                      -----------    -----------    -----------
Operating Expenses:
  General and Administrative........................      599,291        515,843      1,732,097
  Research and Development..........................      540,269        383,176        755,899
  Sales and Marketing...............................      455,901        257,017      1,001,747
                                                      -----------    -----------    -----------
                                                        1,595,461      1,156,036      3,489,743
                                                      -----------    -----------    -----------
     Operating Income (Loss)........................      358,134        455,555     (1,944,218)
                                                      -----------    -----------    -----------
Interest Income.....................................       64,857          3,401         27,672
Interest Expense....................................      (34,112)      (102,468)       (84,723)
Other Income (Expense), Net.........................        3,140          4,804        (50,955)
                                                      -----------    -----------    -----------
                                                           33,885        (94,263)      (108,006)
                                                      -----------    -----------    -----------
       Income (Loss) from Continuing Operations.....      392,019        361,292     (2,052,224)
       Loss from Discontinued Operations............                                 (3,701,599)
                                                      -----------    -----------    -----------
     Income (Loss) Before Income Taxes..............      392,019        361,292     (5,753,823)
     Income Taxes...................................      (10,000)        (6,500)       (38,238)
                                                      -----------    -----------    -----------
     Net Income (Loss)..............................  $   382,019    $   354,792    $(5,792,061)
                                                      ===========    ===========    ===========
     Basic and Diluted Income (Loss) per Share:
       Continued Operations.........................  $       .01    $       .01    $      (.12)
       Discontinued Operations......................                                       (.17)
                                                      -----------    -----------    -----------
                                                      $       .01    $       .01    $      (.29)
                                                      ===========    ===========    ===========
       Weighted-Average Shares Outstanding..........   46,736,224     33,805,512     22,180,180
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        ----------    ----------    -----------
Cash Flows from Operating Activities:
  Net Income (Loss)...................................  $  382,019    $  354,792    $(5,792,061)
  Adjustments to Reconcile Net Income (Loss) to Net
     Cash Provided (Used) by Operating Activities:
     Depreciation and Amortization....................      85,969       103,564        126,334
     Discontinued Operations..........................                                  962,060
     Deferred Transaction Costs.......................                                  146,529
     Loss on Disposal of Property and Equipment.......                                   50,308
     Options and Warrants Issued for Services.........      30,000                       56,030
  Net Change in Assets and Liabilities:
     Accounts Receivable and Employee Advances........     181,037      (558,583)       798,675
     Inventory........................................                     7,993         85,257
     Prepaid Expenses and Deposits....................      (3,818)       16,521         31,112
     Other Assets.....................................                   (12,993)
     Accounts Payable.................................    (182,335)     (101,667)       102,737
     Accrued Expenses and Other Liabilities...........    (183,268)     (360,718)       503,007
     Discontinued Operations..........................    (163,760)     (114,291)       (66,796)
                                                        ----------    ----------    -----------
Net Cash Provided (Used) by Operating Activities......     145,844      (665,382)    (2,996,808)
                                                        ----------    ----------    -----------
Cash Flows from Investing Activities:
     Purchase of Property and Equipment...............     (40,489)      (16,365)       (43,079)
     Proceeds from Disposal...........................         500                       20,400
     Intangible Assets................................    (116,235)       (6,740)       (34,350)
     Deferred Transaction Costs.......................
     Discontinued Operations..........................                                 (238,025)
                                                        ----------    ----------    -----------
Net Cash Used by Investing Activities.................    (156,224)      (23,105)      (295,054)
                                                        ----------    ----------    -----------
Cash Flows from Financing Activities:
  Issuance of Common and Preferred Shares, Net........                 1,959,627      2,611,474
  Exercise of Options and Warrants....................     470,519         7,208         45,954
  Notes and Amounts Due to (from) Related Parties.....                  (519,757)       745,000
  Proceeds (Repayments) on Line of Credit.............                                 (400,000)
  Discontinued Operations.............................                                  (20,501)
  Repayments/Termination of Notes Payable.............     (14,149)         (647)        (3,424)
                                                        ----------    ----------    -----------
Net Cash Provided by Financing Activities.............     456,370     1,446,431      2,978,503
                                                        ----------    ----------    -----------
Increase (Decrease) in Cash and Cash Equivalents......     445,990       757,944       (313,359)
Cash and Cash Equivalents, Beginning of Year..........   1,021,998       264,054        577,413
                                                        ----------    ----------    -----------
Cash and Cash Equivalents, End of Year................  $1,467,988    $1,021,998    $   264,054
                                                        ==========    ==========    ===========
Supplemental Disclosure of Cash Flow Information:
  Cash Paid During the Year for:
     Interest.........................................  $   11,250    $   11,250    $    26,370
     Income Taxes.....................................  $    2,569    $    6,500    $    35,838

          See accompanying notes to consolidated financial statements

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        SERIES A, 7% CONVERTIBLE    SERIES B, 10% CONVERTIBLE
                            PREFERRED SHARES            PREFERRED SHARES                       COMMON SHARES
                        -------------------------   -------------------------   --------------------------------------------
                         NUMBER OF                   NUMBER OF                  NUMBER OF                      ADDITIONAL
                          SHARES       PAR VALUE      SHARES       PAR VALUE      SHARES       PAR VALUE     PAID-IN-CAPITAL
                        -----------   -----------   -----------   -----------   ----------   -------------   ---------------
Balance, January 1,
  1998................                                                          21,410,012     $214,100         41,181,890
Issuance of Preferred
  Shares, Net.........     60,000        $ 600                                                                   2,610,874
Issuance of Common
  Shares, Net.........                                                           1,884,254       18,843            911,137
Options Issued for
  Services............                                                              13,333          133             12,571
Options Exercised.....                                                              19,000          190             33,060
Conversion of
  Preferred Shares....     (7,100)         (71)                                  4,399,522       43,995            (43,924)
Net Income............                                                                  --           --                 --
                          -------        -----        -------        ------     ----------     --------        -----------
Balance, December 31,
  1998................     52,900        $ 529                                  25,841,867     $258,418         44,150,501
Issuance of Preferred
  Shares, Net.........                                102,967        $1,030                                      1,028,617
Issuance of Common
  Shares, Net.........                                                           1,884,254       18,843            911,137
Options Exercised.....                                                              59,998          600              6,608
Conversion of
  Preferred Shares....    (52,900)        (529)                                 18,388,851      183,889           (183,360)
Net Income............                                                                  --           --                 --
                          -------        -----        -------        ------     ----------     --------        -----------
Balance, December 31,
  1999................          0            0        102,967        $1,030     46,174,970     $461,750        $45,913,503
Options Exercised.....                                                             648,001        6,480            438,839
Warrants Exercised....                                                             210,000        2,100             23,100
Stock Issued for
  Services............                                                              55,000          550             29,450
Net Income............
Balance, December 31,
  2000................          0            0        102,967        $1,030     47,087,971     $470,880        $46,404,892
                          =======        =====        =======        ======     ==========     ========        ===========


                                           TOTAL
                        ACCUMULATED    SHAREHOLDERS'
                          DEFICIT         EQUITY
                        ------------   -------------
Balance, January 1,
  1998................   (40,170,877)     1,525,113
Issuance of Preferred
  Shares, Net.........                    2,611,474
Issuance of Common
  Shares, Net.........                      929,980
Options Issued for
  Services............                       12,704
Options Exercised.....                       33,250
Conversion of
  Preferred Shares....
Net Income............    (5,792,061)    (5,792,061)
                        ------------    -----------
Balance, December 31,
  1998................   (45,962,938)    (1,553,490)
Issuance of Preferred
  Shares, Net.........                    1,029,647
Issuance of Common
  Shares, Net.........                      929,980
Options Exercised.....                        7,208
Conversion of
  Preferred Shares....
Net Income............       354,792        354,792
                        ------------    -----------
Balance, December 31,
  1999................  $(45,608,146)   $   768,137
Options Exercised.....                      445,319
Warrants Exercised....                       25,200
Stock Issued for
  Services............                       30,000
Net Income............       382,019        382,019
                        ------------    -----------
Balance, December 31,
  2000................  $(45,226,127)   $ 1,650,675
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

     The Company's wholly-owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), was in the business of developing scalable, modular compact disc and digital versatile disc ("DVD") server technologies associated with a network based compact disc/DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets have been marketed for sale (see Note 11).

(2) SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION -- The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation (see Note 11). All significant intercompany balances and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION -- The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

     CONCENTRATION OF CREDIT RISK -- Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit with high quality national financial institutions. At December 31, 2000 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At December 31, 2000, three customers accounted for 36%, 35% and 14%, respectively, of the Company's trade receivables. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.

     CASH AND CASH EQUIVALENTS -- Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     MAJOR CUSTOMERS -- During the year ended December 31, 2000, three customers accounted for 36%, 35% and 14%, respectively, of the Company's net sales.

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

     The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       2000           1999
                                                    -----------    -----------
BASIC:
Net Income (Loss) Available to Common
  Shareholders....................................  $   382,019    $   354,792
Weighted Average Shares Outstanding...............   46,736,224     33,805,512
Basic Earnings per Share..........................  $      0.01    $      0.01
DILUTED:
Net Income (Loss) Available to Common
  Shareholders....................................  $   382,019    $   354,792
Weighted Average Shares Outstanding...............   46,736,224     33,805,512
Net Effect of Dilutive Stock Options and Warrants
  Based on the Treasury Stock Method Using Average
  Market Price....................................      544,586      1,859,519
Total Shares......................................   47,280,810     35,665,031
Diluted Earnings per Share........................  $    0.0100    $    0.0100
Average Market Price of Common Stock..............  $    0.9418    $    0.4700
Ending Market Price of Common Stock...............  $    0.2344    $    0.9375

     The following table presents contingently issuable shares, options and warrants to purchase shares of common stock at 2000 and 1999 and those that were outstanding during 1998 which were not included in the computation of diluted loss per share because the impact would have been antidilutive:

                                              2000         1999         1998
                                            ---------    ---------    ---------
Options...................................  2,212,299    2,859,467    1,972,300
Warrants..................................  2,520,000    2,730,000      732,000
                                            ---------    ---------    ---------
Total.....................................  4,732,299    5,589,467    2,704,300
                                            =========    =========    =========

     The loss per share for the year ended December 31, 1998 includes the effect of approximately $371,000 of the beneficial conversion feature of the Series "A", 7% Convertible Preferred Stock as well as dividends in arrears of approximately $149,000 related to this Preferred Stock.

     STOCK OPTION PLAN -- Prior to January 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense using the fair-value-based method over the vesting period the fair value of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (Note 8).

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

     SEGMENT REPORTING -- The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of December 31, 2000, the Company has only one operating segment, DPI, the Company's 3-D Audio Signal Processing business.

     COMPREHENSIVE INCOME -- The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company did not have components of other comprehensive income (loss) during the years ended December 31, 2000, 1999 and 1998. As a result, comprehensive income
(loss) is the same as the net income (loss) for the years ended December 31, 2000, 1999 and 1998.

     INCOME TAXES -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     USE OF ESTIMATES -- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS -- The carrying values of cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 2000 and 1999 approximated fair value due to the short maturity of those investments.

     The fair value of the advances from related parties could not be estimated due to the nature of the borrowings.

     The fair values of notes payable at December 31, 2000 and 1999 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

     DISCONTINUED OPERATION -- In September 1998, the Board of Directors approved a plan to refocus corporate activities on the Company's core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation (see Note
11).

     Certain 1999 amounts have been reclassified in order to conform to 2000 classification.

(3) PROPERTY AND EQUIPMENT

     Property and equipment, as of December 31, 2000 and 1999, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

                                                           2000        1999
                                                         --------    --------
Office Computers, Software, Equipment and Furniture....  $268,799    $242,272
Test Equipment.........................................    61,737      60,647
Tooling Equipment......................................    49,514      44,136
Trade Show Booth and Demonstration Equipment...........   122,761     122,768
Automobiles............................................     7,000           0
Leasehold Improvements.................................    22,122      22,122
                                                         --------    --------
Total Property and Equipment...........................   531,933     491,945
Less Accumulated Depreciation and Amortization.........   423,872     359,142
                                                         --------    --------
Property and Equipment, Net............................  $108,061    $132,803
                                                         ========    ========

(4) INTANGIBLE ASSETS

     Intangible assets, as of December 31, 2000 and 1999 consist of the following:

                                                           2000        1999
                                                         --------    --------
Capitalized Patent and Technology Costs................  $489,911    $373,677
Less Accumulated Amortization..........................   187,122     165,884
                                                         --------    --------
Intangible Assets, Net.................................  $302,789    $207,793
                                                         ========    ========

(5) NOTES PAYABLE TO RELATED PARTIES

     The Company was indebted to certain related parties for an amount totaling $337,742 at December 31, 2000. This amount bears interest at a fixed rate of 10% annually and is due on demand. It is convertible into shares of common stock based on the 10 day average closing bid price immediately prior to notice of conversion.

     At December 31, 1998, the Company was indebted to four of its directors and one of its executives for an amount totaling $745,000. This amount bore interest at a fixed rate of 10% annually. Of this amount, $650,000 was due on December 31, 1998. The remaining $95,000 was due on November 30, 1999, or upon the sale of the MDT assets. The Company granted 95,000 warrants to purchase common stock at $0.20 per share in connection with the $95,000 of indebtedness. This debt was converted into Series B preferred stock in December 1999 (see Note 6).

(6) SHAREHOLDERS' EQUITY

  During the year ended December 31, 2000, shares were issued or converted as follows:

     In the third quarter of 2000, the Company issued 55,000 shares of common stock to its law firm for services rendered. No other issuances or conversions occurred during the year ended December 31, 2000.

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

     In the December Transactions, $225,000 of secured debt, including accrued interest, was converted into secured long-term convertible debt. The long-term debt is held by existing institutional investors and is secured by essentially all of the Company's assets. The debt, and accrued interest, is convertible at the Company's or the holder's options into registered common stock at a conversion price equal to the average 10-day closing bid price prior to conversion but subject to the same minimum and maximum conversion prices set for the Series B Preferred Stock.

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

     The beneficial conversion feature of the Series A Preferred Stock was recorded as a dividend using the most favorable conversion terms available to the shareholder to calculate the dividend in accordance with FASB (Emerging Issues Task Force) Topic D-60. Since the Company has an accumulated deficit and, under Delaware Law, must charge dividends against additional paid-in capital, the net impact of recording the beneficial conversion feature is zero since both sides of the entry are recorded in additional paid-in capital. At December 31, 1998, dividends in arrears were $131,148.

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

(7) ESCROWED PERFORMANCE SHARES

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

     All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 2000, 1999 and 1998. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above.

(8) STOCK OPTIONS

     In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,708,797 as of December 31, 2000. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 2000, there were 2,527,894 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $0.19, $0.32, and $0.25, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 -- expected dividend yield 0%, risk free interest rate of 9%, expected volatility of 654% and expected life of 5 years. 1999 and 1998 -- expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 95% and an expected life of 3 years.

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

                                                  2000           1999         1998
                                                ------------   --------    -----------
NET INCOME (LOSS):
As Reported...................................  382,019        $354,792    $(5,792,061)
Pro Forma.....................................  292,169        $(49,978)   $(5,792,061)
BASIC AND DILUTED LOSS:
As Reported................................... $   0.01        $   0.01    $      (.29)
Pro Forma..................................... $   0.01        $  (0.01)   $      (.29)

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

     Stock option activity during the periods indicated is as follows:

                                                                WEIGHTED-AVERAGE
                                                    NUMBER       EXERCISE PRICE
                                                   ---------    ----------------
Options outstanding at January 1, 1998...........  1,855,070         $1.897
Options granted..................................    646,000         $0.728
Options exercised................................    (13,333)        $0.953
Options forfeited................................   (515,437)        $1.763
                                                   ---------
Options outstanding at December 31, 1998.........  1,972,300         $1.515
Options granted..................................  1,280,000         $0.316
Options exercised................................    (59,998)        $1.242
Options forfeited................................   (332,835)        $1.131
                                                   ---------
Options outstanding at December 31, 1999.........  2,859,467         $1.271
                                                   =========
Options granted..................................    400,000         $0.19
Options exercised................................   (648,001)        $0.69
Options forfeited................................   (399,167)        $1.92
                                                   ---------
Options outstanding at December 31, 2000.........  2,212,299         $1.13
                                                   =========

     At December 31, 2000, the number of options exercisable was 1,563,099 and the weighted-average exercise price of those options was $0.97.

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

 (9) WARRANTS

     Warrant activity for the periods indicated below is as follows:

                                                      WARRANTS     WARRANT PRICE
                                                      ---------    -------------
Warrants outstanding at January 1, 1998.............    934,750        $1.70
Warrants issued.....................................    720,000        $1.45
Warrants exercised..................................    (19,000)       $1.75
Warrants expired....................................   (903,750)       $1.70
                                                      ---------
Warrants outstanding at December 31, 1998...........    732,000        $1.11
Warrants issued.....................................  2,410,000        $0.60
Warrants exercised..................................          0        $0.00
Warrants expired....................................   (412,000)       $1.26
                                                      ---------
Warrants outstanding at December 31, 1999...........  2,730,000        $0.67
Warrants issued.....................................          0        $0.00
Warrants exercised..................................   (210,000)       $0.12
Warrants expired....................................          0        $0.00
                                                      ---------
Warrants outstanding at December 31, 2000...........  2,520,000        $0.72
                                                      =========

     All of the warrants granted in 1999 and 1998 were issued in connection with private placements except for the following: 25,000 warrants were granted in 1998 as consideration for consulting services rendered during 1998; and 95,000 warrants were granted in 1998 in connection with a debt financing with the Company's directors. For those warrants granted as consideration for consulting services, the fair value of the consulting services was included in research and development costs in the accompanying consolidated statement of operations for the year ended December 31, 1998. At December 31, 2000, the number of warrants exercisable was 2,520,000.

(10) INCOME TAXES

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                  2000       1999      1998
                                                 -------    ------    -------
State franchise tax............................  $   800    $  800    $ 2,400
Federal taxes..................................    9,200     5,700     35,838
                                                 -------    ------    -------
Total..........................................  $10,000    $6,500    $38,238
                                                 =======    ======    =======

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 8.5% to 15% and are recorded as foreign tax expense when incurred.

     Income tax expense for the years ended December 31, 2000, 1999 and 1998 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carryforwards for which no tax benefit has been provided.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 is composed primarily of the net loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2000 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2000. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

     At December 31, 2000, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.

(11) DISCONTINUED OPERATION

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

     The Net Liabilities of Discontinued Operation at December 31, 2000 are comprised of the following:

Accounts payable.........................................  $(220,691)
Accrued expenses.........................................     (9,597)
Notes payable............................................    (25,552)
                                                           ---------
Net liabilities of discontinued operations...............  $(255,840)
                                                           =========

(12) COMMITMENTS AND CONTINGENCIES

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company's wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT"), alleging breach of contract and fraud, and claiming $499,954 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998, or a cash payment of $50,000 if the warrants remained unexercised. In January 2001, the cash payment was made and no further liabilities or contingencies exist.

     In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities. All but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. The Company appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court's consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike under the California "anti-Slapp" legislation. The court rejected that motion and the litigation is in the discovery stages. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers' and employees' employment agreements.

  Operating Lease Commitments

     The Company is obligated for future minimum rental payments for all operating leases of approximately $93,000 per year through November 2002. Rent expense amounted to approximately $ 115,000, $140,000 and $251,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required for this item incorporated by reference to the Definitive Proxy filed on or before April 30, 2001.

                                    PART IV

ITEM 14. EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1*     Desper-Spatializer Reorganization Agreement dated January
           29, 1992. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
  2.2*     Arrangement Agreement dated as of March 4, 1994 among
           Spatializer-Yukon, DPI and Spatializer-Delaware.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
  3.1*     Certificate of Incorporation of Spatializer-Delaware as
           filed February 28, 1994. (Incorporated by reference to the
           Company's Registration Statement on Form S-1, Registration
           No. 33-90532, effective August 21, 1995.)
  3.2*     Amended and Restated Bylaws of Spatializer-Delaware.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
  3.3*     Certificate of Designation of Series B 10% Redeemable
           Convertible Preferred Stock of the Company as filed December
           27, 1999.
  3.4*     Certificate of Amendment of Certificate of Incorporation of
           the Company as filed on February 25, 2000.
  4.1*     Form of Subscription Agreement for August 1994 Private
           Placement. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
  4.2*     Form of Subscription Agreement for November 1994 Private
           Placement. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
  4.3*     Form of Spatializer-Yukon Incentive Stock Option Agreement.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
  4.4*     Spatializer-Delaware Incentive Stock Option Plan (1995
           Plan). (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
  4.5*     Performance Share Escrow Agreements dated June 22, 1992
           among Montreal Trust Company of Canada, Spatializer-Yukon
           and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by
           reference to the Company's Registration Statement on Form
           S-1, Registration No. 33-90532, effective August 21, 1995.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  4.6*     Spatializer-Delaware 1996 Incentive Plan. (Incorporated by
           reference to the Company's Proxy Statement dated June 25,
           1996 and previously filed with the Commission.)
  4.7*     Form of Subscription Agreement for 1995 Private Placements.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)
  4.8*     Form of Subscription Agreement and Warrant Agreement for
           March 7, 1997 Private Placement. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year
           ended December 31, 1997.)
  4.9*     Modification Agreement for Escrowed Performance Shares.
           (Incorporated by reference to the Company's Definitive Proxy
           Statement dated June 28, 1996 and previously filed with the
           Commission.)
  4.10*    Subscription Agreement for April 1998 Private Placement.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-3, Registrations No. 333-52863, filed
           May 15, 1998.)
  4.11*    Common Stock Purchase Agreement dated as of December 29,
           1999 among the Company, CPR (USA) Inc., LibertyView Funds,
           L.P., LibertyView Fund, LLC.
  4.12*    Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
  4.13*    Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Funds, L.P.
  4.14*    Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Fund, LLC.
  4.15*    Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
  4.16*    Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
  4.17*    Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView
           Funds, L.P.
  4.18*    Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView
           Fund LLC.
  4.19*    Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
  4.20*    Agreement Regarding Cancellation of Warrants, dated as of
           December 29, 1999 among CPR (USA), Inc., LibertyView Funds,
           L.P. and LibertyView Fund, LLC.
  4.21*    Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Lufeng Investments (as assignee of Arab Commerce Bank).
  4.22*    Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Lufeng Investments (as assignee of Arab
           Commerce Bank).
  4.23*    Registration Rights Agreement dated as of December 29, 1999 between the Company and Lufeng Investments (as assignee of
           Arab Commerce Bank).
  4.24*    Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Bank Insinger de Beaufort.
  4.25*    Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Bank Insinger de Beaufort.
  4.26*    Registration Rights Agreement dated as of December 29, 1999 between the Company and Bank Insinger de Beaufort.
  4.27*    Common Stock Subscription Agreement dated as of December 29,
           1999 between the Company and Romofin, A.G.
  4.28*    Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Romofin, A.G.
  4.29*    Registration Rights Agreement dated as of December 29, 1999 between the Company and Romofin, A.G.
  4.30*    10% Convertible Preferred Stock Subscription Agreement dated as of December 29, 1999 between the Company and Clarion
           Finanz, A.G. Carlo Civelli, Henry R. Mandell, James D. Pace,
           Jerold H. Rubinstein, Gilbert N. Segel, Aton Select Fund
           Ltd. and Romofin A.G.
 10.1**    License Agreement dated June 29, 1994 between DPI and MEC.
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1, Registration No. 33-90532, effective
           August 21, 1995.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.2**    License Agreement dated November 11, 1994 between DPI and
           ESS. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 10.3*     License Agreement dated June 10, 1994 between Joel Cohen and
           DPI. (Incorporated by reference to the Company's
           Registration Statement on Form S-1, Registration No.
           33-90532, effective August 21, 1995.)
 10.4*     Agreement Regarding Indebtedness dated as of December 29,
           1999 among the Company and CPR (USA) Inc., LibertyView
           Funds, L.P. and LibertyView Fund, LLC.
 10.5*     Security Agreement dated as of December 29, 1999 among the
           Company and CPR (USA) Inc., LibertyView Funds, L.P. and
           LibertyView Fund, LLC.
 10.6*     Finder's Fee Agreement dated as of December 27, 1999 between the Company and Bristol Capital, L.L.C.
 21.1      Schedule of Subsidiaries of the Company.

---------------
 * Previously filed.

** Previously filed and portions subject to request for confidential treatment.
   The confidential portions omitted have been filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2001                     SPATIALIZER AUDIO LABORATORIES, INC.
                                          (Registrant)

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
/s/ CARLO CIVELLI                                             Director                 March 28, 2001
---------------------------------------------
Carlo Civelli

/s/ STEPHEN W. DESPER                                         Director                 March 28, 2001
---------------------------------------------
Stephen W. Desper

/s/ JAMES D. PACE                                             Director                 March 28, 2001
---------------------------------------------
James D. Pace

/s/ GILBERT N. SEGEL                                          Director                 March 28, 2001
---------------------------------------------
Gilbert N. Segel