Form 10-Q
period 2001-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2001-05-11
CIK 890821

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-Q
                              ---------------------

 (MARK ONE)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the period ended: MARCH 31, 2001

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

                         YES  [X]              NO  [ ]

As of May 8, 2001, there were 47,401,939 shares of the Registrant's Common Stock outstanding.

================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         MARCH 31,         DECEMBER 31,
                                                                           2001                2000
                                                                        ------------       ------------
                                                                         (unaudited)
Current Assets:
             Cash and Cash Equivalents                                  $  1,432,634       $  1,467,988
             Accounts Receivable, net                                        449,116            506,558
             Prepaid Expenses and Deposits                                    28,254             26,458
                                                                        ------------       ------------
        Total Current Assets                                               1,910,004          2,001,004

        Property and Equipment, net                                           92,887            108,061
        Intangible Assets, net                                               303,585            302,789
        Other Assets                                                          42,372             45,170
                                                                        ------------       ------------
        Total Assets                                                    $  2,348,848       $  2,457,024
                                                                        ============       ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

        Current Liabilities:
             Notes Payable                                                       $ -                $ -
             Notes Payable to Related Parties                                337,742            337,742
             Accounts Payable                                                 40,205             51,782
             Accrued Wages and Benefits                                       24,847             61,390
             Accrued Expenses                                                 99,861             99,595
             Net Liabilities of Discontinued Operation                       189,984            255,840
                                                                        ------------       ------------
        Total Current Liabilities                                            692,639            806,349

        Shareholders' Equity:
             Series B, 10% Redeemable Convertible Preferred
              shares, $.01 par value, 1,000,000 shares authorized,
               87,967 and 102,967 shares issued and outstanding at
               March 31, 2001 and December 31, 2000, respectively                880              1,030
             Common shares, $.01 par value, 65,000,000 shares
                authorized, 47,401,939 and 47,087,971 shares
                issued and outstanding at March 31, 2001 and
                December 31, 2000, respectively                              471,194            470,880
             Additional Paid-In Capital                                   46,404,728         46,404,892
             Accumulated Deficit                                         (45,220,593)       (45,226,127)
                                                                        ------------       ------------
        Total Shareholders' Equity                                         1,656,209          1,650,675
                                                                        ------------       ------------
                                                                        $  2,348,848       $  2,457,024
                                                                        ============       ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        FOR THE THREE MONTH PERIOD ENDED
                                        -------------------------------
                                         MARCH 31,           MARCH 31,
                                            2001               2000
                                        ------------       ------------
Revenues:
  License Revenues                               $ -                $ -
  Royalty Revenues                           425,000            505,000
  Product Revenues                             1,081                650
                                        ------------       ------------
                                             426,081            505,650

Cost of Revenues                              27,500             32,477
                                        ------------       ------------
Gross Profit                                 398,581            473,173

Operating Expenses:
  General and Administrative                 150,897             72,188
  Research and Development                   137,322            113,194
  Sales and Marketing                        113,703             99,535
                                        ------------       ------------
                                             401,922            284,917
                                        ------------       ------------

Operating Profit                              (3,341)           188,256

Interest and Other Income                     17,857             13,670
Interest and Other Expense                    (8,481)            (8,124)
                                        ------------       ------------
                                               9,376              5,546
                                        ------------       ------------

Income Before Income Taxes                     6,035            193,802

Income Taxes                                    (500)           (23,271)
                                        ------------       ------------

Net Income                              $      5,535       $    170,531
                                        ============       ============

Basic and Diluted Income Per Share      $       0.00       $       0.00
                                        ============       ============
Weighted Average Shares
   Outstanding                            47,203,524         46,375,062
                                        ============       ============

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -----------------------------
                                                                         2001              2000
                                                                      -----------       -----------
        Cash Flows from Operating Activities:
             Net Income                                               $     5,534       $   170,532
             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
               Depreciation and Amortization                               21,870            20,929
        Net Change in Assets and Liabilities:
             Accounts Receivable and Employee Advances                     57,442           238,902
             Inventory                                                          -                 -
             Prepaid Expenses and Deposits                                 (1,796)            9,164
             Accounts Payable                                             (11,577)          (98,527)
             Changes in Discontinued Operation                            (65,856)          (82,542)
             Accrued Liabilities                                          (33,479)          (66,367)
                                                                      -----------       -----------
        Net Cash Provided By (Used In) Operating Activities               (27,862)          192,091
                                                                      -----------       -----------
        Cash Flows from Investing Activities:
             Purchase/Disp of Property and Equipment                            -               499
             Increase in Capitalized Patent and Technology Costs           (7,492)                -
                                                                      -----------       -----------
        Net Cash Provided By (Used in) Investing Activities                (7,492)              499
                                                                      -----------       -----------
        Cash flows from Financing Activities:
             Issuance of Preferred Shares, Net                                  -                 -
             Issuance of Common Shares, Net                                     -                 -
             Exercise of Options                                                -                 -
             Exercise of Warrants                                               -                 -
             Issuance of Notes Payable                                          -                 -
             Issuance of Related Party Payable                                  -                 -
             Repayment of Notes Payable                                         -                 -
                                                                      -----------       -----------
        Net Cash Provided by Financing Activities                               -                 -
                                                                      -----------       -----------
        Increase (Decrease) in Cash and Cash Equivalents                  (35,354)          192,590

        Cash and Cash Equivalents, Beginning of Period                  1,467,988         1,021,998
                                                                      -----------       -----------

        Cash and Cash Equivalents, End of Period                      $ 1,432,634       $ 1,214,588
                                                                      ===========       ===========

        Supplemental Disclosure of Cash Flow Information:
             Cash paid during the period for:
               Interest                                               $     2,811       $     2,811
               Income Taxes                                                     -             2,400
                                                                      ===========       ===========

                      SPATIALIZER AUDIO LABORATORIES, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)


                               SERIES B, 10% CONVERTIBLE
                                   PREFERRED SHARES               COMMON SHARES
                               ------------------------      ----------------------                                       TOTAL
                               NUMBER OF                      NUMBER OF                  ADDITIONAL      ACCUMULATED   SHAREHOLDERS'
                                SHARES        PAR VALUE        SHARES      PAR VALUE   PAID-IN-CAPITAL     DEFICIT        EQUITY
                               --------       --------       ----------    --------      -----------    -------------   ----------
Balance, December 31, 2000      102,967       $  1,030       47,087,971    $470,880      $46,404,892    $(45,226,127)   $1,650,675

Issuance of Preferred
  Shares, Net                         -              -                -           -                -                -            -
Options Exercised                     -              -                -           -                -                -            -
Warrants Exercised                    -              -                -           -                -                -            -
Options Issued for
  Services                            -              -                -           -                -                -            -
Conversion of Preferred
  Shares, Net                   (15,000)          (150)         313,968         314             (164)               -            -
Net Income                            -              -                -           -                -            5,534        5,534
                               --------       --------       ----------    --------      -----------    -------------   ----------
Balance, March 31, 2001          87,967       $    880       47,401,939    $471,194      $46,404,728    $(45,220,593)   $1,656,209
                               --------       --------       ----------    --------      -----------    -------------   ----------

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

Our wholly owned subsidiary, MultiDisc Technologies, Inc. ("MDT") was in the business of developing scaleable, modular compact disc ("CD") and digital versatile disc ("DVD") server technologies associated with a network based CD/ DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998. Our efforts to sell these assets, though continuing, have not been successful to date.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
 The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2000 Annual Report and particularly to
 Note 2 which includes a summary of significant accounting policies.

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

(3)     LOSS PER SHARE

On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") which replaces the presentation of primary and fully diluted earnings
(loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board ("APB") Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2001 and 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:


                          2001              2000
                      ------------      ------------
        Options          2,329,133         2,353,134
        Warrants         2,730,000         2,730,000
                      ------------      ------------
                         5,059,133         5,083,134
                      ============      ============


(4)     COMPREHENSIVE INCOME

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS 130"), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive income during the three-month periods ended March 31, 2001 and 2000. As a result, comprehensive income is the same as the net income for the three-month periods ended March 31, 2001 and 2000.

(5)     SEGMENT REPORTING


The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the "industry segment" concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a "management approach" concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At March 31, 2001, we have only one operating segment, DPI, the Company's Audio Signal Processing business.


 (6)    MAJOR CUSTOMERS

A substantial portion of our licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the three months ended March 31, 2001 and 2000:


                               2001        2000
                             ---------  ------------
            Customer A         36%          40%
            Customer B         33%          25%
            Customer C         17%          10%

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

REVENUES

Revenues for the three months ended March 31, 2001 were $426,000, compared to revenues of $506,000 in the comparable period last year, a decrease of 16%. The decrease in such revenues resulted primarily from royalties of $75,000 earned in the first quarter of 2000 for which there were no comparable revenue in the current period. This multi-year license agreement expired in June 2000 and was not renewable. Current quarter revenue was also negatively impacted by lower royalties earned from a PC account compared with the comparable period last year due to the licensee's decreased sales of PCs. This decrease was partially offset by increased royalties from Spatializer N-2-2 on higher DVD player and DSP sales by our licensees.

GROSS PROFIT

Gross profit for the three months ended March 31, 2001 was $399,000 (94% of revenue) compared to gross profit of $473,000 (94% of revenue) in the comparable period last year, a decrease of 16%. Gross profit decreased due to the decrease in revenue.

OPERATING EXPENSES

Operating expenses in the three months ended March 31, 2001 were $402,000 (94% of revenue) compared to operating expenses of $285,000 (56% of revenue) in the comparable period last year, an increase of 41%. The increase in operating expenses for the three months ended March 31, 2001 resulted primarily from increased corporate and research and development expense.

General and Administrative

General and administrative expenses in the three months ended March 31, 2001 were $151,000 (35% of revenue) compared to general and administrative expenses of $72,000 (14% of revenue)in the comparable period last year, an increase of 110%. The increase in general and administrative expense resulted from the initiation of an investor relations program, higher legal and financial reporting expenses.

Research and Development

Research and development expenses in the three months ended March 31, 2001 were $137,000 (32% of revenue) compared to research and development expenses of $113,000 (22% of revenue) in the comparable period last year, an increase of 21%. The increase in such expenses resulted primarily from higher engineering headcount in the current period as compared with the comparable period last year.

Sales and Marketing

Sales and marketing expenses in the three months ended March 31, 2001 were $114,000 (27% of revenue) compared to sales and marketing expenses of $100,000 (20% of revenue) in the comparable period last year, an increase of 14%. The increase in sales and marketing expense resulted primarily from greater international travel in the current period and marketing support expense as compared with the comparable period last year.


NET INCOME

Net Income in the three months ended March 31, 2001 was $6,000 (1% of revenues) compared to net income of $171,000 (34% of revenues) in the comparable period last year, a decrease of 96%.

The decrease in net income was the result of the decrease in revenues and the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had $1,433,000 in cash and cash equivalents as compared to $1,468,000 at December 31, 2000. The decrease in cash and cash equivalents is attributed to cash used in for the reduction in accounts payable and for the I.N. settlement. We had working capital of $1,217,000 at March 31, 2001 as compared with working capital of $1,195,000 at December 31, 2000. Our future cash flow will come primarily from the audio signal processing licensing business' Foundry and Original Equipment Manufacturers' ("OEM") royalties and common stock issuances including warrant and option exercises.

We have related party obligations of $225,000, which are convertible into Common Stock at our or the Lender's option. The obligation matures in June 2001. The Company owed a total of $338,000 to related parties as of March 31, 2001 and December 31, 2000.

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

Dated: May 11, 2001


                                 SPATIALIZER AUDIO LABORATORIES, INC.
                                 (REGISTRANT)


                                  /s/ HENRY R. MANDELL
                                 -----------------------------------------------
                                 HENRY R. MANDELL
                                 Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary