Form 10-Q
period 2001-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2001-08-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 33-90532

SPATIALIZER AUDIO LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20700 VENTURA BOULEVARD, SUITE 140
WOODLAND HILLS, CALIFORNIA 91364-2357

(Address of principal executive offices)

TELEPHONE NUMBER: (818) 227-3370

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES [X]	NO [ ]

As of July 25, 2001 there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2001	2000

	(unaudited)
Current Assets:

Cash and Cash Equivalents	$944,619	$1,467,988

Accounts Receivable, net	530,000	506,558

Prepaid and Deposits	89,543	26,458

Total Current Assets	1,564,162	2,001,004

Property and Equipment, net	89,586	108,061

Intangible Assets, Net	304,692	302,789

Other Assets	17,087	45,170

Total Assets	$1,975,527	$2,457,024

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Notes Payable	—	—

Notes Payable to Related Parties	112,500	337,742

Accounts Payable	18,851	51,782

Accrued Wages and Benefits	50,432	61,390

Accrued Expenses and Taxes	52,686	99,595

Net Liabilities of Discontinued Operation	181,358	255,840

Total Current Liabilities	415,827	806,349

Shareholders’ Equity:

Series B, 10% Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 87,967 and 102,967 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	880	1,030

Common shares, $.01 par value, 50,000,000 shares authorized, 47,406,939 and 47,087,971 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	474,070	470,880

Additional Paid-In Capital	46,402,852	46,404,892

Accumulated Deficit	(45,318,102)	(45,226,127)

Total Shareholders’ Equity	1,559,700	1,650,675

Total Liabilities and Shareholder’s Equity	$1,975,527	$2,457,024

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Revenues:

License Revenues	$—	$—	$—	$—

Royalty Revenues	485,893	530,050	911,974	1,035,700

Product Development Revenues	—	—	—	—

Product Revenues	—	—	—	—

	485,893	530,050	911,974	1,035,700

Cost of Revenues	41,090	65,589	68,590	98,066

Gross Profit	444,803	464,461	843,384	937,634

Operating Expenses:

General and Administrative	207,355	172,601	358,252	244,789

Research and Development	223,381	88,850	360,703	202,044

Sales and Marketing	115,283	87,151	228,986	186,686

	546,019	348,602	947,941	633,519

Operating Profit (Loss)	(101,216)	115,859	(104,557)	304,115

Interest Income	11,775	17,232	29,632	30,902

Interest Expense	(8,068)	(9,047)	(16,550)	(17,171)

	3,707	8,185	13,082	13,731

Income (Loss) Before Income Taxes	(97,509)	124,044	(91,475)	317,846

Income Taxes	—	(12,000)	(500)	(35,271)

Net Income (Loss)	$(97,509)	$112,044	$(91,975)	$282,575

Basic/Diluted Earnings (Loss) Per Share	$(0.00)	$0.00	$(0.00)	$0.01

Weighted Average Shares Outstanding	47,386,521	46,661,002	47,326,691	46,518,032

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net Income (Loss)	$(91,975)	$282,575

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Depreciation and Amortization	44,435	42,229

Options Issued for Services	—	—

Net change in Assets and Liabilities:

Accounts Receivable and Employee Advances	(23,442)	190,736

Inventory	—	—

Prepaid Expenses and Deposits	(35,002)	(36,850)

Deferred Transaction Costs	—	—

Accounts Payable	(32,931)	(200,486)

Deferred Revenue	—	—

Changes in Discontinued Operation	(74,482)	(82,541)

Accrued Liabilities	(57,868)	(109,153)

Net Cash (Used In) Provided by Operating Activities	(271,265)	86,510

Cash Flows from Investing Activities:

Purchase of Property and Equipment	(5,000)	(11,879)

Increase in Capitalized Patent and Technology Costs	(22,863)	(15,097)

Net Cash Used in Investing Activities	(27,863)	(26,976)

Cash flows from Financing Activities:

Issuance of Preferred Shares, Net	—	—

Exercise of Options	—	423,460

Exercise of Warrants	1,000	—

Issuance of Notes Payable	—	—

Repayment of Related Party Payable	(225,000)	—

Repayment of Bank Line of Credit	—	—

Repayment of Notes Payable	(241)	—

Net Cash (Used in) Provided by Financing Activities	(224,241)	423,460

Increase (Decrease) in Cash and Cash Equivalents	(523,369)	482,994

Cash and Cash Equivalents, Beginning of Period	1,467,988	1,021,998

Cash and Cash Equivalents, End of Period	$944,619	$1,504,992

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:

Interest	$16,550	$16,875

Income Taxes	—	—

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Series B, 10% Redeem. Conv.
	Preferred Shares		Common Shares
							Total
	Number of		Number of		Additional	Accumulated	Shareholders'
	shares	Par value	shares	Par value	paid-in-capital	Deficit	Equity

Balance, December 31, 2000	102,967	$1,030	47,087,971	$470,880	$46,404,892	$(45,226,127)	1,650,675

Issuance of Preferred Shares, Net	—	—	—	—	—	—	—

Options Exercised	—	—	—	—	—	—	—

Warrants Exercised	—	—	5,000	50	950	—	1,000

Options Issued for Services	—	—	—	—	—	—	—

Conv. of Pref. Shares, net	(15,000)	(150)	313,968	3,140	(2,990)	—	—

Net Income (Loss)		—	—	—	—	(91,975)	(91,975)

Balance, June 30, 2001	87,967	$880	47,406,939	$474,070	$46,402,852	$(45,318,102)	$1,559,700

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  NATURE OF BUSINESS

Spatializer Audio Laboratories, Inc. and subsidiaries (the “Company”, “our” and “we”) are in the business of developing and licensing technology.

Our wholly owned subsidiary Desper Products, Inc. (“DPI”) is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing.

Our wholly owned subsidiary, MultiDisc Technologies, Inc. (“MDT”) was in the business of developing scalable, modular compact disc (“CD”) and digital versatile disc (“DVD”) server technologies associated with a network based CD / DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998. Our efforts to sell these assets, though continuing, have not been successful to date.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2000 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

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

(3)  INCOME (LOSS) PER SHARE

On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) which replaces the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board (“APB”) Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the six month periods ended June 30, 2001 and 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:

	2001	2000

Options	3,122,300	2,353,134

Warrants	2,215,000	2,730,000

	5,337,300	5,083,134

(4)  COMPREHENSIVE INCOME (LOSS)

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (“SFAS 130”), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive (loss) income during the six-month periods ended June 30, 2001 and 2000. As a result, comprehensive (loss) income is the same as the net income (loss) for the six-month periods ended June 30, 2001 and 2000.

(5)  SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No.131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At June 30, 2001, we have only one operating segment, DPI, the Company’s Audio Signal Processing business.

(6)  MAJOR CUSTOMERS

A substantial portion of our licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the six months ended June 30, 2001 and 2000:

	2001	2000

Customer A	41%	39%

Customer B	36%	26%

Customer C	15%	7%

(7)  CONTINGENCIES

Legal

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company’s wholly owned subsidiary, MultiDisc Technologies, Inc. (“MDT”), alleging breach of contract and fraud, and claiming $499,954 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998, or a cash payment of $50,000 if the warrants remained unexercised. In January 2001, the cash payment was made and no further liabilities or contingencies exist.

     In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court’s consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements.

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

(9)  SALE OF COMMON STOCK

     In December 1999, we completed a set of financial transactions (the “December Transactions”) with certain existing holders of our equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of our Common Stock ($1.05 million in new capital or $0.56 per share), the issuance of warrants to acquire 2,100,000 shares of Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock issued in the April 1998 financing. The placement of common shares was at no discount to market. We have registered these shares and warrants for resale under Form S-1, as required by the placement documents.

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

(11)  NOTES PAYABLE TO RELATED PARTIES

In June, 2001, we repaid Notes Payable to Related Parties of $225,000 plus accrued interest of approximately $33,000.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Results of Operations

     This form 10-Q contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

Revenues

     Revenue decreased to $485,000 in the three months ended June 30, 2001 from $530,000 in the comparable period last year, a decrease of 8%. Revenue in the six-months ended June 30, 2001 decreased to $912,000 from $1,036,000 in the comparable period last year, a decrease of 12%. The decrease in revenues in the three and six month periods result primarily from (i) flat fee royalty buy-out from a particular customer in the three and six month periods ended June 30, 2000, for which there were no revenues from that customer in the current periods, (ii) weakness in the sale of analog ICs by a major account with its resulting impact on royalties and (iii) continued weakness in PC sales worldwide and its impact on royalties from another major account.

Gross Profit

     Gross profit decreased to $445,000 (92% of revenue) in the three months ended June 30, 2001 from $464,000 (88% of revenue) in the comparable period last year, a decrease of 4%. Gross profit for the six-months ended June 30, 2001 decreased to $843,000 (92% of revenue) from $938,000 (91% of revenue) in the comparable period last year, a decrease of 10%. Gross profit decreased due to the decrease in revenue. Gross Margin percentage increased due to efficiencies achieved as a result of realignment of the international sales rep force.

Operating Expenses

     Operating expenses increased to $546,000 (112% of revenue) in the three months ended June 30, 2001 from $348,000 (66% of revenue) in the comparable period last year, an increase of 57%. Operating expenses in the six-months ended June 30, 2001 increased to $948,000 (104% of revenue) from $634,000 (61% of revenue) in the comparable period last year, an increase of 50%. The increase in operating expenses for the three and six-months ended June 30, 2001 result primarily from (i) an expansion of our research and development activities and staff and (ii) investor relations expense which we did not incur in most of the second quarter 2000. It must be noted as a point of reference that our operating expenses in the first six-months of 2000 reflected a ramp up of basic operations and were not indicative of the operating structure necessary to support a proactive and effective business effort.

General and Administrative

     General and administrative expenses increased to $207,000 (43% of revenue) in the three months ended June 30, 2001 from $173,000 (33% of revenue) in the comparable period last year, an increase of 20%. General and administrative expenses increased to $358,000 (35% of revenue) in the six-months ended June 30, 2001 from $244,789 (24% of revenue) in the comparable period last year, an increase of 46%. The increase in general and administrative expense result from (i) the implementation of an investor relations program in mid-May 2000, (ii) increased legal expenses and (iii) increased international travel.

Research and Development

     Research and Development expenses increased to $223,000 (46% of revenue) in the three months ended June 30, 2001 from $89,000 (17% of revenue) in the comparable period last year, an increase of 151%. Research and Development expenses increased to $361,000 (40% of revenue) in the six-months ended June 30, 2001 from $202,000 (19% of revenue) in the comparable period last year, an increase of 79%. The increase in research and development in the three and six month periods result from the expansion of the audio engineering staff and increased use of consultants to complete specialized projects.

     Research and Development activities comprised the Company’s continued efforts to identify, validate, and develop new products at Desper Products Inc. Specific engineering efforts were directed toward productizing new audio enhancement technology, porting support of Spatializer N-2-2™ to current and potential licensees during the quarter, development of products to support the Company’s Internet applications initiative, and support for the recent Cirrus Logic and Texas Instruments collaborations.

Sales and Marketing

     Sales and marketing expenses increased to $115,000 (24% of revenue) in the three months ended June 30, 2001 from $87,000 (16% of revenue) in the comparable period last year, an increase of 28%. Sales and marketing expenses increased to $229,000 (25% of revenue) in the six-months ended June 30, 2001 from $187,000 (18% of revenue) in the comparable period last year, an increase of 22%. The increase is attributed to expanded sales travel and administrative staff.

Net Income (Loss)

     Net loss increased to $98,000 (20% of revenues), $0.00 per share, in the three months ended June 30, 2001 from net income of $112,000 (21% of revenues), $0.00 per share in the comparable period last year. Net Loss increased to $92,000 (1% of revenue), $0.00 per share, in the six-months ended June 30, 2001 from net income of $283,000 (27% of revenue), $0.01 per share in the comparable period last year. The increased net loss for the three and six month periods are primarily the result of the decrease in revenue and the increase in operating expenses.

Liquidity and Capital Resources

At June 30, 2001, the Company had $945,000 in cash and cash equivalents as compared to $1,468,000 at December 31, 2000. The decrease in cash and cash equivalents is attributed to cash used to retire notes payable to related parties, patent protection, legal fees in connection with MDT litigation and for general operating activities. The Company had working capital of $1,148,000 at June 30, 2001 as compared with a working capital of $1,195,000 at December 31, 2000. The Company’s future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers’ (“OEM”) royalties, debt issuances, common and/or preferred stock issuances including warrant and option exercises or through venture and/or strategic investors.

We repaid related party obligations of $225,000 plus accrued interest of approximately $30,000, which were convertible into Common Stock at our or the Lender’s option in June 2001. The Company owed a total of $112,500 to related parties as of June 30, 2001 and $337,5000 on December 31, 2000.

In December 1999, we completed a set of financial transactions (the “December Transactions”) with certain existing holders of our equity and debt and with new institutional investors. The December Transactions included the private placement of 1,884,254 additional shares of our Common Stock ($1.05 million in new capital or $0.56 per share), the issuance of warrants to acquire 2,100,000 shares of Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock issued in that earlier financing, the conversion of $1 million of short term debt into a new Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and the conversion of $225,000 of secured debt into secured convertible debt.

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

In the December Transactions, $225,000 of secured debt, including accrued interest, was converted into secured long term convertible debt. The long term debt is held by existing institutional investors and is secured by essentially all of our assets. The debt, and accrued interest, is convertible at our or the holder’s options into registered Common Stock at a conversion price equal to the average 10 day closing bid price prior to conversion but subject to the same minimum and maximum conversion prices set for the Series B Preferred Stock.

Funds generated by these financing activities as well as cash generated from our existing operations is expected to be sufficient for us to meet our operating obligations and the anticipated additional research and development for its audio technology business.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company’s wholly owned subsidiary, MultiDisc Technologies, Inc. (“MDT”), alleging breach of contract and fraud, and claiming $499,954 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998, or a cash payment of $50,000 if the warrants remained unexercised. In January 2001, the cash payment was made and no further liabilities or contingencies exist.

     In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court’s consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements.

No other matters occurred during the period covered by this report, nor were there any other material developments to previously reported matters during the period covered by this report.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On May 25, 2001 the Registrant held its Annual Meeting of Shareholders.

     (b)  Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all of such nominees were elected.

     (c)  At the meeting, the following persons were elected by the vote indicated as directors to serve until the next Annual Meeting of Shareholders and their successors are duly elected and qualified:

Name	Vote For	Withheld

James D. Pace	29,844,470	210,600

Gilbert N. Segel	29,849,470	205,600

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ HENRY R. MANDELL HENRY R. MANDELL Chief Executive Officer Chief Financial Officer