Form 10-Q
period 2001-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2001-11-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 33-90532

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4484725
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

920 HAMPSHIRE ROAD, SUITE A-34
WESTLAKE VILLAGE, CALIFORNIA 91361
(Address of principal executive offices)

900 LAFAYETTE STREET, SUITE 710
SANTA CLARA, CALIFORNIA 95050
(Address of principal corporate offices)

TELEPHONE NUMBER: (408) 296-0600
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

YES [X]                                            NO [   ]

As of November 6, 2001 there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2001	2000

	(unaudited)
Current Assets:
Cash and Cash Equivalents	$771,381	$1,467,988
Accounts Receivable, net	488,896	506,558
Prepaid Expenses and Deposits	55,083	26,458

Total Current Assets	1,315,360	2,001,004
Property and Equipment, net	74,592	108,061
Capitalized Patent and Technology Costs, net	299,715	302,789
Other Assets	52,762	45,170

Total Assets	$1,742,429	$2,457,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Parties	112,500	337,742
Accounts Payable	17,845	51,782
Accrued Wages and Benefits	26,680	61,390
Accrued Expenses and Taxes	30,975	99,595
Net Liabilities of Discontinued Operation	170,049	255,840

Total Current Liabilities	358,049	806,349
Shareholders’ Equity:
Series B, 10% Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 87,967 and 102,967 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	880	1,030
Common shares, $.01 par value, 65,000,000 shares authorized, 47,406,939 and 47,087,971 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	474,070	470,880
Additional Paid-In Capital	46,402,852	46,404,892
Accumulated Deficit	(45,493,422)	(45,226,127)

Total Shareholders’ Equity	1,384,380	1,650,675

Total Liabilities and Shareholders’ Equity	$1,742,429	$2,457,024

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Revenues:
Royalty Revenues	$302,665	$630,129	$1,214,639	$1,665,829

	302,665	630,129	1,214,639	1,665,829
Cost of Revenues	12,500	70,022	81,090	168,088

Gross Profit	290,165	560,107	1,133,549	1,497,741
Operating Expenses:
General and Administrative	194,770	181,669	553,022	426,458
Research and Development	172,978	186,294	533,681	388,338
Sales and Marketing	101,462	90,172	330,448	276,858

	469,210	458,135	1,417,151	1,091,654

Operating Profit (Loss)	(179,045)	101,972	(283,602)	406,087
Interest Income	7,220	19,624	36,852	50,526
Interest Expense	(2,813)	(8,782)	(19,363)	(25,953)

	4,407	10,842	17,489	24,573

Income (Loss) Before Income Taxes	(174,638)	112,814	(266,113)	430,660
Income Taxes	(682)	(9,000)	(1,182)	(44,271)

Net Income (Loss)	$(175,320)	$103,814	$(267,295)	$386,389

Basic/Diluted Earnings (Loss) Per Share	$(0.00)	$0.00	$(0.01)	$0.01

Weighted Average Shares Outstanding	47,406,939	46,706,986	47,387,561	46,622,002

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net Income (Loss)	$(267,295)	$386,389
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and Amortization	66,305	64,099
Net change in Assets and Liabilities:
Accounts Receivable and Employee Advances	17,662	106,592
Prepaid Expenses, Deposits and Other	(36,217)	(40,586)
Accounts Payable	(33,937)	(205,654)
Changes in Discontinued Operation	(85,791)	(122,214)
Accrued Liabilities	(103,330)	(99,568)

Net Cash Provided (Used) In Operating Activities	(442,603)	89,058

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(7,000)	(42,497)
Increase in Capitalized Patent and Technology Costs	(22,762)	(15,097)

Net Cash (Used) in Investing Activities	(29,762)	(57,594)

Cash flows from Financing Activities:
Issuance of Preferred Shares, Net	—	—
Exercise of Options	—	435,319
Exercise of Warrants	1,000	—
Issuance of Notes Payable	—	—
Issuance of Related Party Payable	—	—
Repayment of Related Party Payable	(225,242)
Repayment of Notes Payable	—	—

Net Cash Provided (Used) by Financing Activities	(224,242)	435,319

Increase (Decrease) in Cash and Cash Equivalents	(696,607)	466,783
Cash and Cash Equivalents, Beginning of Period	1,467,988	1,021,998

Cash and Cash Equivalents, End of Period	$771,381	$1,488,781

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$19,363	$19,688
Income Taxes	682	1,500

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Series B, 10% Redeem. Conv.
	Preferred Shares		Common Shares
							Total
	Number of		Number of		Additional	Accumulated	Shareholders'
	shares	Par value	shares	Par Value	paid-in-capital	Deficit	Equity

Balance, December 31, 2000	102,967	$1,030	47,087,971	$470,880	$46,404,892	$(45,226,127)	1,650,675
Issuance of Preferred Shares, Net	—	—	—	—	—	—	—
Options Exercised	—	—	—	—	—	—	—
Warrants Exercised	—	—	5,000	50	950	—	1,000
Stock Issued for Services	—	—	—	—	—	—	—
Conv. of Pref. Shares, net	(15,000)	(150)	313,968	3,140	(2,990)	—	—
Net Income		—	—	—	—	(267,295)	(267,295)

Balance, September 30, 2001	87,967	$880	47,406,939	$474,070	$46,402,852	$(45,493,422)	$1,384,380

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

Our wholly owned subsidiary, MultiDisc Technologies, Inc. (“MDT”) was in the business of developing scaleable, modular compact disc (“CD”) and digital versatile disc (“DVD”) server technologies associated with a network based CD / DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998. Our efforts to sell these assets, though continuing, have not been successful to date.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2000 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

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

(3) INCOME (LOSS) PER SHARE

On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) which replaces the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board (“APB”) Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the nine month periods ended September 30, 2001 and 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:

	2001	2000

Options	3,122,300	2,077,301
Warrants	2,215,000	2,830,000

	5,337,300	5,083,134

(4) COMPREHENSIVE INCOME (LOSS)

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (“SFAS 130”), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive (loss) income during the nine-month periods ended September 30, 2001 and 2000. As a result, comprehensive (loss) income is the same as the net income for the nine-month periods ended September 30, 2001 and 2000.

(5) SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At September 30, 2001, we have only one operating segment, DPI, the Company’s Audio Signal Processing business.

(6) MAJOR CUSTOMERS

A substantial portion of our licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the nine months ended September 30, 2001 and 2000:

	2001	2000

Customer A	39%	39%
Customer B	13%	38%
Customer C	22%	13%
Customer D	17%	—%

(7) CONTINGENCIES

Legal

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company’s wholly owned subsidiary, MultiDisc Technologies, Inc. (“MDT”), alleging breach of contract and fraud, and claiming $499,954 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cash less exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998, or a cash payment of $50,000 if the warrants remained unexercised. In January 2001, the cash payment was made and no further liabilities or contingencies exist.

     In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court’s consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. The two employees have filed for personal bankruptcy and as a result, the claims are inactive.

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

Revenues

Revenues for the three months ended September 30, 2001 were $303,000, compared to revenues of $630,000 in the comparable period last year, a decrease of 52%. Revenues for the nine months ended September 30, 2001 were $1,215,000, compared with $1,666,000 in the comparable period last year, a decrease of 27%.

The decrease in the three month revenues resulted primarily from adjustments to revenues accrued in the prior quarter for actual cash receipts. Our policy is to accrue revenue based on estimates derived from historical and current information as available at the time of closing, since actual royalties are often reported to us after SEC financial reporting deadlines. Effective in the quarter ended June 30, 2001, the responsibility for the reporting and payment of royalties was transferred, by mutual agreement from the one of our DSP foundry accounts to two manufacturers responsible for product integration. Previously, the DSP foundry had paid the royalties when it shipped the processors to the manufacturers. On April 1, 2001, the manufacturers became responsible and reported and paid the royalties only on shipment of the consumer electronic devices (DVD players). This shift in timing and reporting resulted in a decrease in second quarter royalties to the extent that the DSP foundry had paid for processor inventory shipments during the first quarter, which inventory was then incorporated by the manufacturers in the second quarter. In addition, the manufacturers did not provide the Company with timely inventory information and, in the absence of this information, the Company used historical estimates for the accruals. An adjustment of approximately $200,000 was made in the current quarter to reflect actual cash for the second quarter period.

Revenues for the nine months ended September 30, 2001 were lower due to flat fee royalties earned in the first half of 2000 from a license agreement for which there were no comparable royalties, from this account, in the current year. In addition, royalties on analog integrated circuits have declined from a major account due to a continuing sales decline of audio related special purpose ICs.

Gross Profit

Gross profit for the three months ended September 30, 2001 was $290,000 (96% of revenue) compared to gross profit of $560,000 (89% of revenue) in the comparable period last year, a decrease of 48%. Gross profit for the nine-months ended September 30, 2000 were $1,136,000, compared with $1,498,000 in the comparable period last year, a decrease of 24%. Gross profit in the three and nine-month periods decreased primarily due to lower revenue. Gross margin increased due to a change in mix to higher domestic derived revenue, which is not commission bearing as well as modifications made to our commission structure.

Operating Expenses

Operating expenses in the three months ended September 30, 2001 were $469,000 (155% of revenue) compared to operating expenses of $458,000 (73% of revenue) in the comparable period last year, an increase of 2%. Operating expenses in the nine months ended September 30, 2001 were

$1,417,000 (117% of revenue) compared to operating expenses of $1,092,000 (66% of revenue) in the comparable period last year, an increase of 30%. The increase in operating expenses for the nine months ended September 30, 2001 resulted primarily from a significant expansion of the Company’s research and development staff and effort, increased sales and marketing activity, legal expense and an ongoing investor relations program which was terminated in the late second quarter. The increase in the three month period was insignificant.

General and Administrative

General and administrative expenses in the three months ended September 30, 2001 were $195,000 (64% of revenue) compared to general and administrative expenses of $182,000 (29% of revenue in the comparable period last year, an increase of 7%. General and administrative expenses in the nine months ended September 30, 2001 were $553,000 (39% of revenue) compared to general and administrative expenses of $426,000 (26% of revenue) in the comparable period last year, an increase of 30%. The increase in general and administrative expense in both current periods resulted from an increase in legal expenses relating to corporate finance, transaction negotiations and settlements, normalized operating activities and the investor relations program.

Research and Development

Research and development expenses in the three months ended September 30, 2001 were $173,000 (57% of revenue) compared to research and development expenses of $186,000 (30% of revenue) in the comparable period last year, a decrease of 7%. Research and development expenses in the nine months ended September 30, 2001 were $534,000 (44% of revenue) compared to research and development expenses of $388,000 (23% of revenue)in the comparable period last year, an increase of 38%. The decrease in such expenses in the three month period resulted primarily from reduced use of outside consultants. The increase in such expenses in the nine months ended September 30, 2001 results from significantly higher engineering headcount and consultants in 2001 as compared with the comparable period last year.

Sales and Marketing

Sales and marketing expenses in the three months ended September 30, 2001 were $101,000 (33% of revenue) compared to sales and marketing expenses of $90,000 (14% of revenue) in the comparable period last year, an increase of 12%. Sales and marketing expenses in the nine months ended September 30, 2001 were $330,000 (27% of revenue) compared to sales and marketing expenses of $277,000 (17% of revenue) in the comparable period last year, an increase of 19%.The increase in sales and marketing expense in both periods resulted primarily from greater international travel in the current period and marketing support expense as compared with the comparable period last year.

Net Income

Net Loss in the three months ended September 30, 2001 was $175,000 (-58% of revenues), $0.00 per share, compared to net income of $104,000 (16% of revenues), $0.00 per share in the comparable period last year. Net Loss in the nine months ended September 30, 2001 was $267,000 (-22% of revenues), ($0.01) per share, compared to net income of $386,000 (23% of revenues), $0.01 per share in the comparable period last year. The increase in net loss was the result of the decrease in revenues, partially offset by lower gross margin and the increase in operating expenses.

Liquidity and Capital Resources

At September 30, 2001, we had $771,000 in cash and cash equivalents as compared to $1,468,000 at December 31, 2000. The decrease in cash and cash equivalents is attributed to the repayment of approximately $250,000 of short-term debt and accrued interest, legal expenses relating to MultiDisc issues and cash used by other operating activities. We had working capital of $957,000 at September 30, 2001 as compared with working capital of $1,195,000 at December 31, 2000. Our future cash flow will come primarily from the audio signal processing licensing business’ Foundry and Original

Equipment Manufacturers’ (“OEM”) royalties and common stock issuances including warrant and option exercises.

We repaid related party obligations of $225,000 plus accrued interest of approximately $30,000, which were convertible into Common Stock at our or the Lender’s option in June 2001. The Company owed a total of $112,500 to related parties as of September 30, 2001 and $337,5000 on December 31, 2000.

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

     In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. In February, 2000, an appeal was heard in the Superior Court of Orange County, California, relating to a claim filed by a former employee of MDT for back vacation pay and penalties. In March 2000, both parties agreed to dismiss the action as part of a settlement, which was not material to the financial statements for the period ended March 31, 2000. In July 2000, the Labor Commission of the State of California awarded $122,000 to a claimant arising from a claim for commissions over a three-year period. We appealed the order to the Superior Court of California, Santa Clara County, since, under California law, the Labor Commission order will have no effect on the court’s consideration of the matter. On October 27, 2000, the matter was settled by mutual release and payment in an amount which was not material to the financial statements of the Company for the period ended September 30, 2000. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. The two employees have filed for personal bankruptcy and as a result, the claims are inactive.

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

Dated: November 13, 2001

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ HENRY R. MANDELL
HENRY R. MANDELL CHAIRMAN OF THE BOARD Chief Executive Officer Chief Financial Officer