Form 10-K405
period 2001-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2002-03-28
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 33-90532

SPATIALIZER AUDIO LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4484725 (I.R.S. Employer Identification No.)

920 Hampshire Road, Suite A-34
Westlake Village, California 91361

(Address of principal executive offices)

900 Lafayette Street, Suite 710
Santa Clara, California 95050

(Address of principal corporate offices)

Telephone Number: (408) 296-0600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 2002 was approximately $9,400,000.

     As of March 20, 2002, there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

PART I

Item 1. Business

Overview

     Spatializer Audio Laboratories, Inc. (“Company” or “we”) is a leading developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. Our position as a leading developer of next generation technologies is based on our business relationships with brand leaders, such as Apple, Toshiba and Matsushita. We conduct our audio business through our parent company and our wholly owned subsidiary, Desper Products, Inc. (“DPI”). DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. We continue to expand our product offerings to take advantage of the emerging digital audio marketplace specifically for consumer products like Digital Versatile Disc (“DVD”) players, portable mp3 players, digital televisions and digital home, portable and auto entertainment devices. As of December 31, 2001, more than 35 million licensed units had been shipped covering all of these applications. DPI’s virtual audio signal processing technologies are currently incorporated in products offered by global brand leaders including in consumer electronics, Toshiba, Panasonic, JVC, Hitachi, Samsung, Sanyo, LG Electronics, Zenith and Sharp, in the PC multimedia marketplace by Apple Computer, among others, and on the Internet through our VSP-11 universal sound processor and in software plug-ins for the WinAmp and Linux-based XMMS MP3 players. We are focused on broadening recognition of the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, and on broadening our audio technology and software base to position ourselves for continued growth. We believe that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for our products, is entering a new phase of opportunity.

     Our other wholly owned subsidiary, MultiDisc Technologies, Inc., (“MDT”) formed in June 1996 when we acquired development stage optical disc storage and robotics assets and technologies from Home Theater Products International, Inc., a debtor in possession, is now inactive. In September 1998, we announced our plan to refocus our business on the exploitation of our core audio technologies, suspend research and development at MDT and to properly position the MDT assets for sale. Therefore, MDT has been accounted for as a discontinued operation. Since 1998, we have been unsuccessful in identifying a purchaser for the MDT assets or technology. Our repositioning in 1998 recognized that the capital investment required to properly commercialize the MDT technology was beyond our capacity. We believe this strategy provides a better opportunity to further solidify our position as a leading provider of virtual audio solutions, based on our available capital resources.

     In December 1999, we completed the placement of $1 million of Common Stock, at no discount from market, the conversion of $1 million of short-term debt to new Series B Redeemable Convertible Preferred Stock and the restatement of $225,000 of existing secured debt to secured long-term debt (the “December Transactions”). The December Transactions significantly strengthened our balance sheet and restored our working capital and shareholder’s equity. The resulting liquidity allowed us to emerge from a turnaround mode and to pursue growth and operating stability in 2000.

     Our executive offices are located at 920 Hampshire Road, Suite A-34, Westlake Village, California 91361. Our corporate office and research center is located at 900 Lafayette Street, Suite 710, Santa Clara, California 95050, Telephone (408) 296-0600. We maintain a Website at www.spatializer.com. We were incorporated in the State of Delaware in February, 1994.

     Desper Products, Inc. — Virtual Audio Signal Processing Technologies

     DPI has developed a suite of proprietary advanced audio signal processing technologies for the entire spectrum of applications falling under the general category of virtual audio. The objective in each product category is to create or simulate the effect of a multi-speaker sonic environment using two ordinary speakers (or headphones) for playback. The market for virtual audio is segmented into six broad categories of technology as identified in the listing below. Each of these technologies utilizes different underlying scientific principles in accomplishing its design objectives and is targeted to a specific class of consumer electronics or multimedia computer depending on the intended product use and functional capability of the product. DPI currently has other audio signal processing technologies under development which will serve to expand its market scope and partner product capabilities.

Category of Technology	Product Categories	Virtual Audio Enhancement

3-D Stereo (Spatializer® 3-D Stereo) Spatializer VirtualSurround VBX™	Consumer electronics products providing stereo playback — DVD Players, Stereo TV’s, VCR’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers, Set-top Boxes	Surround Sound enhancement from an ordinary stereo (two-channel) signal
Two-Speaker Virtualization (Spatializer N-2-2™, Spatializer N-2-2 Ultra™)	Products incorporating multi-channel audio sources like Dolby Digital® (AC-3), Dolby ProLogic® or MPEG-2. Home Theater, DVD-Video, Multimedia	Creation of spatially accurate multi- speaker cinematic audio experience from two speakers, and headphones utilizing discrete multi-channel audio information.
Digital Virtual Surround Sound	Computers utilizing DVD/MPEG and decoding.
Bass Enhancement (Vi.B.E.™)	Consumer electronics products providing stereo playback — DVD Players, Stereo TV’s, VCR’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers and Speakers	Simulation of lower frequency response from speakers with relatively high low frequency capability
Internet Audio Enhancement (Spatializer®VSP-11, StreamFX™)	Laptop and Desktop Multimedia Computers and portable music devices running digital media player Software	Surround Sound and bass enhancement to playback of ordinary internet audio files
Headphone Virtualization (Spatializer Natural Headphone™) Digital Virtual Surround	Products incorporating multi-channel audio sources like Dolby Digital® (AC-3), Dolby ProLogic®, MPEG-2 or stereo. Home Theater, DVD-Video, Multimedia Computers utilizing DVD/MPEG Decoding or stereo.	Creation of spatially accurate multi- speaker cinematic audio experience from headphones utilizing discrete multi-channel audio information.
Phase Corrected Equalization (Spatializer PCE™)	All audio products with one or more speakers	Creation of more recognizable and “cleaner” music or dialog from broadcast or media sources

Licensed Products

     Our current technology product applications are directed to (1) two-speaker and headphone virtualization of multi-channel audio for DVD players and home theater applications, (2) stereo and bass enhancement in consumer electronics products and multimedia PCs, and (3) downloadable software, purchased directly by consumers, delivering audio enhancement applications for PCs.

1.	Spatializer® 3D Stereo. Based upon proprietary and patented methods of stereo signal processing, the Company’s Spatializer® 3-D Stereo technology is designed to create a vivid and expansive three- dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes the Company’s unique DDP™ (Double Detect and Protect™) algorithm. DDP™ continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides “set and forget” ease of use for consumers. First introduced in July 1994 by DPI, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation (“MEC”), the technology is now incorporated into low-cost, standard process ICs by four chip foundries (Matsushita, ESS Technologies, Inc., OnChip Systems and Luxsonor) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. The technology is currently available in both analog and digital formats. Matsushita introduced a new Spatializer IC design in 1999, offering the Spatializer 3-D Stereo effect in a simplified, lower cost package. In early 2002, we introduced a new algorithm-based technology which provides a virtual surround sound effect from a two channel input for DSP-based environments.

2.	Spatializer® N-2-2™Digital Virtual Surround. In September 1996, DPI introduced Spatializer N-2-2, which the Company considers a “core”, and “enabling” technology for DVD based home theater products and personal computers. In mid-2001, DPI introduced Spatializer N-2-2 Ultra as the latest generation of this core audio technology. Through outstanding performance and continuous enhancement, Spatializer N-2-2 has emerged as the “de facto standard” for branded virtual surround sound as measured by most brand adoptions, cumulative shipments and market share of such brands in the DVD player market. DVD is considered by many to be the single most important and fastest adopted consumer audio/computer technology ever introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital® (AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio — the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or “sub-woofer”) channel for sound effects. The Spatializer N-2-2 software- based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose Digital Signal Processing (“DSP”) hardware platforms like those offered by LSI, Acer Labs, Inc., Motorola, VM Labs and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like WinDVD and PowerDVD, offered by InterVideo and Cyberlink, respectively, for the Intel® Pentium® series of microprocessors); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. Spatializer N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL™ trademark on products incorporating the technology. We believe our Spatializer N-2-2 process has helped to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems.

3.	Spatializer® Vi.B.E™. In early 1999, DPI introduced Spatializer Vi.B.E., a virtual bass enhancement technology. Spatializer Vi.B.E. produces a dynamic bass response from even the lowest-end speakers or headphones. This is particularly important in enhancing the audio of all forms of portable digital audio devices. Spatializer Vi.B.E. uses proprietary technology to generate the perception of realistic bass frequencies that are unaffected by actual speaker system frequency response capability.

4.	Spatializer® VSP-11™. First introduced by DPI in early 2002, Spatializer® VSP-11 (Virtual Sound Processor 11) is a stand-alone application program for Microsoft Windows 95, 98, ME, 2000 and XP platforms that utilizes Spatializer’s proprietary psychoacoustic techniques to allow consumers to enjoy the benefits of the renowned Spatializer audio enhancement technologies on all leading media players, soft DVD players and file sharing programs. This means that Spatializer VSP-11 is truly a universal audio enhancement software package that will enhance output from the Microsoft® Media Player, Real Player®, Real Jukebox®, WinAmp®, WinDVD®, PowerDVD®, among others, without any special modification. It will run in conjunction with any sound card, as well as with USB audio.

5.	Spatializer® Natural Headphone™ Spatializer Natural Headphone, introduced by DPI in March 2001, renders spatially accurate multiple speaker positions simulating the typical home theater or stereo arrangement through a headphone. The headphone algorithm delivers a high performance simulated surround sound experience, using a reasonable amount of processing power at a reasonable cost. Thus, this solution is equally practical and effective for both low-power portable devices and home theater applications. Unlike typical virtual surround sound headphone solutions, which rely heavily on reverberation which can sound unnatural, Spatializer Natural Headphone utilizes a combination of techniques to provide an expanded, yet natural sound field.

6.	Spatializer® PCE™ Spatializer PCE, introduced in October 2001, makes high frequencies clearer, crisper and more brilliant while low frequencies are more dramatic, tighter and have more impact. Spatializer® PCE gives the manufacturer an inexpensive way to dramatically improve the sound of low-end loudspeakers, such as the kind found in televisions, boom boxes and computers. Spatializer PCE is also ideal for improving the quality of Internet audio, which can sound rather lackluster and dull due to compression or low bit rates. It can be applied prior to encoding audio streams, and can just as easily enhance the playback of the decompressed audio. It can improve the clarity, intelligibility and impact of both dialog and music. Spatializer PCE works by both modifying and smoothing non-linear phase response and by creating psycho-acoustic cues. Typical equalization techniques cause phase distortion (non-zero group delay) due to non-linear phase response. Spatializer PCE has a nearly-linear phase response, which results in a near-zero group delay. This improves the “naturalness”, or transparency of the dialog or music by not adding to phase distortion already present in many playback systems.. Spatializer PCE can be custom tailored for two or an array of speaker configurations. Indeed, the technology, without a surround sound effect, can enhance single speaker applications as well.

     In addition to these technologies, we offer a series of products introduced by DPI under the Spatializer DigitalFX™ brand, first introduced in early 2000. The Spatializer DigitalFX series is a comprehensive audio enhancement software solution based on the Company’s Spatializer N-2-2 virtual surround sound technology, Spatializer Vi.B.E and Spatializer PCE, combined with additional audio effects tailored and optimized for specific product applications. This powerful combination of technologies in a single product targeted for specific product applications provides a highly efficient and cost effective solution for the television, portable digital music, PDA, AV Receiver, PC and car audio markets.

     Spatializer Digital TVFX™ is a customized application of Spatializer technology optimized for digital and analog televisions with an on board digital signal processor. Spatializer integrates its original, patented 3D Stereo and N-2-2 technologies with speaker-compensation and Vi.B.E. bass enhancement algorithms. The digital processing of the stereo signal provides a striking and immersive audio experience while the virtual bass enhancement creates apparently deeper bass response from the small speakers utilized by most televisions. Optional reverb and equalizer features further enhance the audio experience. The result is a dramatic improvement to the overall audio sound field provided by the television. Spatializer Digital TVFX is 100% digital, and applicable to any TV system with an embedded DSP.

     Spatializer Digital OntheGoFX™ is targeted specifically for portable digital music players and Personal Data Assistants (PDAs). According to industry analysts, the portable digital player market is expected to grow significantly once the music industry establishes economically feasible, secure and convenient modes of electronic music distribution. Spatializer Digital OntheGoFX shares the same core 3D stereo technology as other members of the Spatializer DigitalFX series, but includes a highly effective headphone algorithm which produces an expanded headphone audio experience. In addition, the included Vi.B.E technology is particularly effective in improving the limited bass response of inexpensive lightweight stereo headphones often incorporated into these devices. The algorithms are highly efficient, utilizing a minimal amount of MIPS any standard embedded DSP.

     Spatializer Digital PCFX™ combines the entire suite of respected Spatializer audio technologies into a single, comprehensive and cost effective software audio solution for the Wintel platform. Since the product runs on the host CPU, with minimal CPU utilization, no discrete chip is required. Spatializer Digital PCFX provides Spatializer 3-D stereo, Spatializer N-2-2 virtual surround sound for DVD playback, Vi.B.E virtual bass enhancement and enCompass™ , Spatializer’s positional audio technology for computer games utilizing the Microsoft DirectX™ API. Apple Computer began utilizing Spatializer technology across their product platforms in October 1999.

     Spatializer Digital AVFX™ is tailored for AV Receivers equipped with a Dolby Digital decoder.. Spatializer Digital AVFX provides Spatializer 3-D stereo, Spatializer N-2-2 virtual surround sound for DVD audio or video playback, Vi.B.E virtual bass enhancement and in the future, extensive room modeling and customized effects.

     Spatializer Digital AutoFX™ enhances the audio performance of DSP-based car stereo systems by delivering Spatializer’s acclaimed 3-D stereo, bass enhancement, equalizer and reverb technology in a single solution. Optional positional audio voice cues for on board GPS and navigation systems, virtual surround sound for on board DVD player systems and space modeling will be offered on an optional and customized basis based on specific customer need.

     Licensing Activities

     Until 2000, we licensed our technologies primarily through semiconductor manufacturing and distribution licenses (“Foundry Licenses”) with semiconductor foundries (“Foundries”). In turn, these Foundries manufacture and distribute integrated circuits (“ICs”) or digital signal processors (“DSPs”) incorporating Spatializer technology to manufacturers of consumer electronics and multimedia computer products (“OEMs”).

     In 2000, we began offering Foundries the option of entering into a non-royalty bearing distribution agreement with us. Under this business model, the foundry offers Spatializer technology as an optional feature, promotes our technology in their sales materials and cooperates with the Spatializer sales force in closing license agreements for Spatializer technology with the OEM customer. This business model provides the foundry with an additional selling feature at no additional cost to the foundry. The OEM can obtain use of the technology directly from Spatializer without any additional mark-up from the foundry.

     The terms of all of our licenses are negotiated on an individual basis requiring the payment of a per unit running royalty according to sliding scales based upon cumulative volume. Some of our licenses call for the payment of an up-front license issuance fee either in lieu of, or in addition to the running royalty. Other agreements require the OEM customer, rather than the foundry, to pay the royalty. Per unit royalties are generally reportable and payable 45 days after the end of the quarter following shipment from the Foundry to the OEM or, in the case of a distribution agreement, by the OEM to its accounts.

     OEMs who desire to incorporate these DSPs or ICs into their products are required to enter into a license (“OEM Licenses”) with us before they may purchase the ICs in quantity. Foundry Licenses generally have limited the sale of DSPs or ICs with Spatializer technology to OEMs who have entered into an OEM License with us. OEM licenses generally provide for the payment of a further per unit royalty by the OEM for OEM products incorporating a Spatializer IC (“Licensed Products”) payable in the quarter following shipment by the OEM of its Licensed Products.

     In early 2001, we reached an agreement with C-Cube Semiconductor II (now LSI Logic Corporation) to unbundle the royalty on their DSPs in order to facilitate the licensing of multiple technologies to OEM manufacturers and to help ensure that their products remained highly competitive in the market. As such, effective April 1, 2001, C-Cube’s customers using Spatializer technology have entered into direct licenses with us.

     We are currently negotiating new IC/DSP Foundry and OEM licenses with potential customers for Spatializer N-2-2, Spatializer Vi.B.E., Spatializer 3-D stereo , Spatializer VSP-11, Spatializer PCE and combinations and optimizations of these technologies under the Spatializer DigitalFX series.

IC/DSP Foundry Licenses

     In 2000 and early 2001, VM Labs, Inc., MIPS Technologies, New Japan Radio Corporation (“NJRC”), Tvia, Inc. and Link Up Systems entered into Foundry License or Distibution Agreements for Spatializer N-2-2 and or DigitalFX. All but the NJRC agreements were non-royalty bearing distribution agreements, with per unit royalties to be paid by the OEM customer.

     In 2001, we entered into license or distribution agreements with Texas Instruments, Cirrus Logic, Sanyo, Sharp and Kenwood, among others.

     As of December 31, 2001, we have entered into thirteen non-exclusive Foundry Licenses for our Virtual Audio Signal Processing technologies with Matsushita Electronics Corporation (“MEC”), ESS Technology, Inc. (“ESS”), OnChip Systems, Inc. (“OnChip”), C-Cube Technologies, Inc. (“C-Cube”), Acer Labs, Inc. (“Ali”), Luxsonor, VM Labs, Inc., MIPS Technologies, NJRC, Tvia, Inc., Texas Instruments, Cirrus Logic and Link Up Systems. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.

     As of December 31, 2001, more than 35 million ICs and DSPs incorporating Spatializer 3-D audio signal processing and N-2-2 digital virtual surround sound technology had been manufactured and sold.

OEM Licensees and Customers

     As of December 31, 2001, our technology has been incorporated in products offered by more than 95 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the LUA or were authorized customers under bundled royalty licenses with the IC foundries. The OEM licensees and customers offer a wide range of products, which include DVDs, car stereo systems, direct view TVs, wide screen and projection TVs, VCRs, powered speakers, portable audio systems (“Boomboxes”), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, and arcade pinball and video games.

     The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 2001:

Partial List of OEM Licensees or Customers

Apple, Computer Inc.	NEC
Cirrus Logic	Panasonic TV & VCR (Matsushita Kotobuki Electronics Industries, Ltd.)
Dell Computer Corp.	Panasonic Car Audio (Matsushita Communications Industrial Co., Ltd.)
Digital Technology Systems Of California, Inc.	Proton Electronic Industrial Co., Ltd.
Emerson	Samsung
Fujitsu Computer Corp.	Seiko Epson Corp.
Hewlett Packard	Sanyo Corp.
Hitachi, Ltd.	Sharp Corp.
Iiyama Electric Co., Ltd.	Toshiba DVD
Gateway Computer Corp.	Toshiba TV
Golden Regent	Taisei Electric, Inc.
LG Electronics	Taiyo Electric Company, Ltd.
JVC	Texas Instruments
Labtec Enterprises, Inc.	Theta Digital
Mag Monitors	VM Labs, Inc.
Marantz	Zenith
Micron Computer Corp
Mitsubishi Image and Information Works

Hardware Products

MultiDisc Technologies, Inc. — Network Based Modular, Scaleable Compact Disc/DVD Servers

     As its first effort to broaden our technology portfolio and capitalize on our strong relationships with manufacturers of consumer electronics and personal computer peripheral products, we acquired certain developmental stage technologies and assets from Home Theatre Products (“HTP”), for approximately $1,062,000 in June 1996 and formed a subsidiary, MDT. The MDT transaction, which was implemented through a court-approved sale in the HTP bankruptcy proceeding, included an array of compact disc server robotics and software technologies in various stages of completion. The MDT transaction was intended to position us for long term growth in a significant new market. Our intention was to license this technology or enter into third party manufacturing arrangements for sale of MDT CD/DVD changer products to OEMs.

     The MDT transaction brought a combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how and five patent applications acquired in the asset acquisition. MDT added an additional forty-seven patent applications filed with the United States Patent & Trademark Office (“USPTO”) to bring the total to fifty-two patent applications filed.

     On September 25, 1998, we announced our plan to refocus our business on the exploitation of our core audio technologies and to properly position the MDT assets for sale. The repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond the Company’s capacity. As a result, all operations, including research and development activities, were suspended and the Company has accounted for MDT as a discontinued operation. The Company has explored the sale of the business or the patent portfolio with interested parties, but to date, no transaction has been consummated.

Revenues and Expenses

     We generate revenues in our audio business from royalties pursuant to our Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. The Company’s revenues, which totaled $1,604,000 in 2001, were derived almost entirely from Foundry and OEM license fees and royalties.

     We seek to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and have eliminated our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales rep force.

     In 2001, four major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Apple Computer, Inc., LSI, Samsung and Toshiba Corporation in 2001, each of whom accounted for greater than 10% of our total 2001 revenues. One OEM accounted for 40%, another accounted for 23%, another accounted for 15% and one accounted for 14% of our royalty revenues during 2001. One other account comprised 7% of total 2001 revenues. All other OEM’s accounted for less than 1% of royalty revenues individually.

     The Company achieved profitable operating results in 1999 and 2000 as a result of overhead reductions combined with the strong growth of DVD-related revenues. In 2001, we began expanding our headcount, primarily in the engineering area in anticipation of continued growth. At midyear, in light of a weakening in market conditions and lower than anticipated royalties from a key Asian account, expenditures were once again curtailed in order to bring overhead levels more in line with current revenues. Declining revenues were experienced from three major customers resulting from sluggish sales of their products and the cessation of use of our products by the smaller of these customers. In addition, while overhead reductions were implemented at mid-year, profitability was further impacted by either the delay or cancellation of anticipated products using our technology in light of weak market conditions. As a result, we were not profitable in 2001.

Competition

Virtual Audio Signal Processing Marketplace

     We compete with a number of entities that produce various audio enhancement processes, technologies and products, some utilizing traditional two-speaker playback, others utilizing multiple speakers, and others restricted to headphone listening. These include the consumer versions of multiple speakers, matrix and discrete digital technologies developed for theatrical motion picture exhibition (like Dolby Digital®, Dolby ProLogic®, and DTS®), as well as other technologies designed to create an enhanced stereo image from two or more speakers.

     Our principal competitors in the field of virtual audio are SRS Labs, Inc. and Qsound Labs, Inc. In addition, some DSP foundries and OEMs have proprietary virtual audio technologies that they regularly offer to OEMs at no cost. Pressure on OEMs to reduce their costs, particularly in the DVD market is intense. The marketplace is also susceptible to undisciplined competitors who, from time to time, may offer below market prices in a desperate attempt to generate short term revenue. In the future, our products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with the Company.

     We believe that we will favorably compete in this market because we offer a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, virtual surround sound, headphone and speaker virtualization technologies. By virtue of our specialized engineering and OEM support, we can offer a “turn-key” audio solution to OEMs who do not possess this expertise internally. We also have developed new products that address our customer’s need for a low cost solution. In addition, the strength of our IC Foundry and OEM relationships and the Spatializer brand name recognition in the industry are other key differentiators between both our branded and unbranded competition. Lastly, we continue to explore new and alternative business models that we believe serve the interests of both our customers and our shareholders.

Patents, Trademarks and Copyrights

     Our core signal processing technology is covered by U.S. patents 5,412,731, 5,896,456 and 6,307,941. On March 20, 1998, we filed a patent on our enCompass V 2.0 technology with the USPTO covering the Company’s enCompass 2.0 positional audio gaming technology. In June 2000, we filed an additional patent application for our reduced cost/higher performance 3-D Stereo circuit design. Much of our intellectual property consists of trade secrets. We possess copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.

     The MDT transaction brought a combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how and five patent applications acquired in the asset acquisition. MDT added an additional forty-seven patent applications filed with the USPTO to bring the total to fifty-two patent applications filed. However, due to the absence of working capital and suspension of all operating activities of MDT, MDT cannot pursue these applications and some applications have lapsed. The core MDT data storage technology is covered by U.S. patents 5,774,431, 5,822,283, 5,886,960 and 5,886,974. MDT has either obtained or applied for U.S. trademark protection for its principal product names and logo marks.

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

Employees

     We began 2001 with six full-time and twelve part-time employees and sales representatives and decreased our staff to five full time and nine part-time employees, consultants and sales representatives by December 31, 2001. At year-end, there were three full-time employees and three consultants engaged in research and development. We employ the services of outside professional consultants, particularly in the engineering area, due to the tight labor market for such professionals in Silicon Valley as well as the need for specialized expertise in the course of our business. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relations with our employees and consultants to be satisfactory.

PART II

Item 2. Properties

     Our executive office is located in Westlake Village, California where we occupy approximately 300 square feet with an annual rent of approximately $9,600. The lease term on this space expires in April 2002 and is month to month thereafter. This space in the Los Angeles area is used to facilitate business and contacts with the entertainment community as well as with our accountants, lawyers and directors.

     Our corporate office in Santa Clara, CA, is the primary location for our audio technology division, (“DPI”). We occupy approximately 2,700 square feet with an annual rent on a full service basis of approximately $79,000. The lease expires on November 30, 2002.

     We lease an apartment in Santa Clara, CA for use by the chief executive officer when away from the executive office. The annual rent on this apartment is approximately $18,000. The lease expires on July 31, 2002.

     We lease our space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. Our properties are well maintained, considered adequate and are being utilized for their intended purposes.

Item 3. Legal Proceedings

     In February 1999, a complaint was filed in the Superior Court of Los Angeles County, Northwest District, by I.N. Associates, Inc., against the Company’s wholly owned subsidiary, MDT, alleging breach of contract and fraud, and claiming $499,954 in damages, attorneys fees, interest and the costs of suit. MDT has answered and denied the claims. The matter was subject to a mediation preceding in March 2000, and has been settled. The settlement specifies that I.N. will be entitled to a cashless exercise of warrants for the 125,000 shares originally issued to them in 1997 and 1998, or a cash payment of $50,000 if the warrants remained unexercised. In January 2001, the cash payment was made and no further liabilities or contingencies exist.

     In connection with the downsizing of the Company, a number of employees were terminated and have filed, on various dates since the downsizing in 1998, various employment and compensation related claims with the various California State labor authorities, all but two of which claims have either been settled or have been paid as of the date of this report. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT has initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. Both employees have filed for personal bankruptcy and as a result, the claims are inactive. At year end, bankruptcy for one such employee had been dismissed. That proceeding could be reactivated.

     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2001.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our Common Stock trades on the OTC Bulletin Board under the symbol “SPAZ”. The following table sets forth the high and low sales price of our Common Stock on its principal market for fiscal years 2001 and 2000:

Period:	High (U.S. $)	Low (U.S. $)

2000
First Quarter	$2.56	$0.94
Second Quarter	$1.56	$0.44
Third Quarter	$1.06	$0.50
Fourth Quarter	$0.69	$0.56
2001
First Quarter	$0.56	$0.25
Second Quarter	$0.38	$0.23
Third Quarter	$0.31	$0.15
Fourth Quarter	$0.21	$0.11

     On March 20, 2002, the closing price reported by the OTC Bulletin Board was U.S. $0.20. Stockholders are urged to obtain current market prices for our Common Stock. Since April 1, 1997, Computershare Investor Services, successor to Harris Trust Company of California, has been our transfer agent.

Record Holders

     To our knowledge there were approximately 200 holders of record of the stock of the Company as of March 20, 2002. However, our transfer agent has indicated that beneficial ownership is in excess of 6,000 shareholders.

Dividends

     We have not paid any cash dividends on its Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. Our future dividend policy will be determined from time to time by the Board of Directors.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected data presented below under the headings “Consolidated Statement of Operations Data” and “Consolidated Balance Sheet Data” as of and for the year ended December 31, 1997 is derived from the consolidated financial statements of Spatializer Audio Laboratories, Inc. and subsidiaries, which consolidated balance sheets have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data for the years ended December 31, 2001, 2000, 1999 and 1998 are derived from the Company’s consolidated financial statements that have been audited by Farber & Hass LLP, independent certified public accountants. The consolidated statements of operation and cash flows for the year ended December 31, 2001 and the report thereon are included elsewhere in this Report.

	Fiscal Year Ended

	December 31,	December 31,	December 31,	December 31,	December 31,
	1997	1998	1999	2000	2001

Consolidated Statement of Operations Data:
Revenues	$2,781	$1,680	$1,660	$2,202	$1,604
Cost Of Revenues	(230)	(134)	(49)	(248)	(97)

Gross Profit	2,551	1,546	1,611	1,954	1,507
Total Operating Expenses	(7,238)	(3,490)	(1,156)	(1,596)	(1,823)
Other Income (Expense), Net	27	(108)	(94)	34	73
Loss from Discontinued Operations		(3,702)
Income taxes	(60)	(38)	(6)	(10)	3

Net Income (Loss)	$(4,720)	$(5,792)	$355	$382	$(240)

Basic Income (Loss) Per Share(5)	$(0.23)	$(0.29)	$0.01	$0.01	$(0.01)

Diluted Income (Loss) Per Share(5)	$(0.23)	$(0.29)	$0.01	$0.01	$(0.01)

Weighted Average Common Shares	20,604,095	22,180,180	33,805,512	46,736,224	47,388,235

Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$577	$264	$1,022	$1,468	$869
Working Capital (Deficit)	83	(1,975)	395	1,195	1,124
Total Assets	3,165	893	2,118	2,457	1,753
Advances From Related Parties	113	857	337	337	113
Total Shareholders’ Equity (Deficit)	$1,525	$(1,553)	$768	$1,651	$1,411

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis relates to the financial condition and results of operations of the Company and our subsidiaries for the year ended December 31, 2001 compared to the year ended December 31, 2000, and the year ended December 31, 2000 compared with the year ended December 31, 1999.

Results of Operations

For the Year Ended December 31, 2001, Compared to the Year Ended December 31, 2000

Revenues

     Revenues decreased to $1,604,000 for the year ended December 31, 2001 compared to $2,202,000 for the year ended December 31, 2000, a decrease of 27%. Revenues include license issuance fees and royalties pertaining to the licensing of Spatializer® audio signal processing designs and non-recurring engineering fees.

     The decrease in revenues is attributed primarily to (i) decreased royalties from one account resulting from lower unit sales compared to the prior year, (ii) lower royalties from another account due to a timing difference between 2000 and 2001 created when royalty reporting shifted from the DSP foundry (on shipment of DSP) to OEM customer (shipment of DVD player), (iii) loss of an account in mid 2001 which had comprised less than 10% of sales in the prior year and (iv) decreases in per unit Spatializer N-2-2 royalties due to a volume-based sliding scale pricing structure with DSP foundries which did not stabilize until the beginning of the third quarter of 2000.

     Gross profit decreased to $1,507,000 for the year ended December 31, 2001 compared to $1,954,000 in the comparable period last year. Gross margin increased to 95% of revenue in the year ended December 31, 2001 compared with 89% of revenue for the comparable period last year. The decrease in gross profit results from lower revenues in the current year, partially offset by higher gross margin. This increase in the gross margin percentage reflects the realignment of our Asian sales rep network which included the implementation of lower commission rates. The Company maintains a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs.

     Operating Expenses

     Operating expenses for the year ended December 31, 2001 increased to $1,823,000 (114% of sales) from $1,595,000 (72% of sales) for the year ended December 31, 2000, a increase of 11%. The increase in operating expenses results from expansion of the Company’s research and development efforts and higher general and administrative expenses relating to legal and public company expenses. The Company undertook an expansion of headcount in early 2001. When it became clear in mid 2001 that anticipated revenue growth was not occurring, the Company began to curtail the scope of its initiatives in order to bring spending levels back in line with reported revenue streams.

     General and Administrative

     General and administrative costs increased to $707,000 for the year ended December 31, 2001 from $599,000 for the year ended December 31, 2000, an increase of 18%. The increase is primarily due to increased legal expenses related to public filings and increased travel by the CEO. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.

     Research and Development

     Research and Development costs increased to $640,000 for the year ended December 31, 2001, compared to $540,000 for the year ended December 31,2000, an increase of 19%. The increase in research and development expense was due to the additions to headcount early in the year, search fees paid for certain engineers hired by the Company and expanded use of engineering consultants for specialized projects.

     In addition, the Company continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward the launch of Spatializer N-2-2 Ultra™ , development of Spatializer PCE™, refinement of Spatializer Natural Headphone™ and applications engineering to port the Company’s technology to leading processor platforms.

     Sales and Marketing

     Sales and Marketing costs increased to $476,000 for the year ended December 31, 2001, compared to $456,000 for the year ended December 31, 2000, an increase of less than one percent. Spending was maintained at the prior year’s level in order to continue the development of markets for existing products.

     Net Income (Loss)

     Net loss was $240,000 for the year ended December 31, 2001, compared to net income of $382,000 for the year ended December 31, 2000. The net loss for the current period is primarily the result of lower revenues and higher overhead, partially offset by improved gross margin.

For the Year Ended December 31, 2000, Compared to the Year Ended December 31, 1999

Revenues

     Revenues increased to $2,202,000 for the year ended December 31, 2000 compared to $1,660,000 for the year ended December 31, 1999, an increase of 33%. Revenues include license issuance fees and royalties pertaining to the licensing of Spatializer® audio signal processing designs and non-recurring engineering fees.

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

     Operating Expenses

     Operating expenses for the year ended December 31, 2000 increased to $1,595,000 (72% of sales) from $1,156,000 (70% of sales) for the year ended December 31, 1999, an increase of 38%. The increase in operating expenses result from expansion of the Company’s research and development and sales and marketing efforts, which were curtailed in most of 1999 to minimal levels as a result of the period of constrained liquidity. With liquidity restored as a result of the December 1999 financing, the Company expanded its staff to more normalized levels and the increase was limited to 200 basis points of sales.

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

     Research and Development

     Research and Development costs increased to $540,000 for the year ended December 31, 2000, compared to $383,000 for the year ended December 31,1999, an increase of 41%. The increase in research and development expense was due additions to headcount throughout the year, search fees paid for certain engineers hired and expanded use of engineering consultants for specialized projects. In addition, the Company continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward a new version of Spatializer N-2-2™ , optimization of technologies for the DigitalFX™ series and development of a new series of headphone algorithms.

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

     Liquidity and Capital Resources

     At December 31, 2001, we had $869,000 in cash and cash equivalents as compared to $1,468,000 at December 31, 2000. The decrease in cash and cash equivalents is attributed to elimination of all non-Desper Trust related party notes payable, reduction in liabilities and cash components of the net loss. We had working capital of $1,124,000 at December 31, 2001 as compared with working capital of $1,195,000 at December 31, 2000. Our future cash flow will come primarily from the audio signal processing licensing, Original Equipment Manufacturers’ (“OEM”) royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which should generate additional cash flow without imposing any substantial costs on the Company.

     Like other operating enterprises, the events of September 11, 2001 in the United States brought a degree of uncertainty to our operations and hindered our ability to plan and meet with our contractual partners outside the United States in this dynamic environment. The operations of our business, and those of our competitors, may also be impacted by the continued trend in the semiconductor industry to offer free, but minimal audio solutions to certain product classes to maintain and attract market share. This challenges our ability to convert business opportunities to licensing agreements in those segments that allow us to maintain or rapidly increase revenue. As a result, the Company must develop and license its products and software solutions in a market that treats some audio products, including those of our competitors, on a commodity basis in those cases where the OEM product is considered a commodity product. While our software applications deliver what we and most manufacturers who listen to it believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. The Company has responded by offering additional products targeted to each price/quality segment of the market and continues to aggressively pursue new opportunities in emerging product categories and complements to our existing core business. In addition, our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for the Company, and its rational commercial competitors, to enhance their operating results.

     We have a related party obligation of $112,500, which is due upon demand. We repaid related party obligations of $225,000 plus accrued interest of approximately $30,000, which were convertible into Common Stock at our or the Lender’s option in June 2001. The Company owed a total of $337,500 to related parties on December 31, 2000 and December 31, 1999.

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

     In the December Transactions, $895,000 in short term loan advances from officers, directors and their affiliates and certain other securities holders, and accrued interest of $134,647, were restructured into the $1,000,000 in new Series B Preferred Stock. The Series B Preferred Stock, and any dividends there from not converted into cash, are convertible commencing in 2001 into restricted Common Stock at a 10% discount, based on the 10 day average closing bid price prior to the conversion, but subject to a minimum conversion of $.56 per share and a maximum of $1.12 per share. We have a three year option to redeem any Series B Preferred Stock, not sooner converted, in whole or in part, in cash.

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

     Funds generated by these financing activities as well as cash generated from our existing operations and customer base is expected to be sufficient for us to meet our operating obligations and the anticipated additional research and development for our audio technology business.

     Net Operating Loss Carry forwards

     At December 31, 2001, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.

     Inflation

     We believe that the moderate inflation rate of the last several years has not impacted our operations.

     The Asian Economic Crisis

     Approximately 59% of our revenues for the year ended December 31, 2001 were derived from foundries or OEM’s based in Japan and other Asian countries. While the level of the Company’s Asian business is material, the concentration of this Asian business with large, well-capitalized entities such as Matsushita Electronics Corporation, Toshiba Corporation and Samsung may tend to minimize any real or potential risk of concentration in this market.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Of Spatializer Audio Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (The “Company”) as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.

/s/ FARBER & HASS LLP

Oxnard, California
March 15, 2002

Item 8. Financial Statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2001	2000

Current Assets:
Cash and Cash Equivalents	$869,478	$1,467,988
Accounts Receivable	442,555	506,558
Prepaid Expenses and Deposits	133,251	26,458

Total Current Assets	1,465,284	2,001,004
Property and Equipment, Net	50,586	108,061
Intangible Assets, Net	255,726	302,789
Other Assets	1,510	45,170

	$1,753,106	$2,457,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Party	112,500	337,742
Accounts Payable	14,872	51,782
Accrued Wages and Benefits	72,969	61,390
Accrued Expenses	41,197	99,595
Net Liabilities of Discontinued Operation	100,000	255,840

Total Current Liabilities	341,538	806,349

Commitments and Contingencies
Stockholders’ Equity (Deficit):
10% Series B Convertible Preferred shares, $0.01 par value; 1,000,000 shares authorized; 87,967 and 102,967 shares issued and outstanding at December 31, 2001 and 2000, respectively	880	1,030
Common shares, $0.01 par value; 65,000,000 shares authorized;47,406,939 and 47,087,971 shares issued and outstanding at December 31, 2001 and 2000, respectively	474,070	470,880
Additional Paid-In Capital	46,402,852	46,404,892
Accumulated Deficit	(45,466,234)	(45,226,127)

Total Shareholders’ Equity	1,411,568	1,650,675

	$1,753,106	$2,457,024

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

Revenues:
Product Revenues, Net
Licensing Revenues
Royalty Revenues	$1,603,782	$2,201,812	$1,660,371

	1,603,782	2,201,812	1,660,371
Cost of Revenues	96,783	248,217	48,780

	1,506,999	1,953,595	1,611,591

Operating Expenses:
General and Administrative	707,115	599,291	515,843
Research and Development	639,223	540,269	383,176
Sales and Marketing	476,432	455,901	257,017

	1,822,770	1,595,461	1,156,036

Operating Income (Loss)	(315,771)	358,134	455,555

Interest Income	41,358	64,857	3,401
Interest Expense	(11,250)	(34,112)	(102,468)
Other Income (Expense), Net	42,691	3,140	4,804

	72,799	33,885	(94,263)

Income (Loss) Before Income Taxes	(242,972)	392,019	361,292
Income Taxes	2,865	(10,000)	(6,500)

Net Income (Loss)	$(240,107)	$382,019	$354,792

Basic and Diluted Income (Loss) per Share:	$(.01)	$.01	$.01

Weighted-Average Shares Outstanding	47,247,455	46,736,224	33,805,512

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

Cash Flows from Operating Activities:
Net Income (Loss)	$(240,107)	$382,019	$354,792
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation	77,785	64,730	58,855
Amortization	61,345	21,239	44,709
Stock and Options Issued for Services		30,000
Net Change in Assets and Liabilities:
Accounts Receivable	64,003	181,037	(558,583)
Inventory			7,993
Prepaid Expenses and Deposits	(63,132)	(3,818)	16,521
Accounts Payable	(36,910)	(182,335)	(101,667)
Accrued Expenses and Other Liabilities	(46,819)	(183,268)	(360,718)
Discontinued Operations	(155,840)	(163,760)	(114,291)

Net Cash Provided (Used) by Operating Activities	(339,675)	145,844	(665,382)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(20,311)	(40,489)	(16,365)
Proceeds from Disposal		500
Intangible Assets	(14,282)	(116,235)	(6,740)

Net Cash Used by Investing Activities	(34,593)	(156,224)	(23,105)

Cash Flows from Financing Activities:
Issuance of Common and Preferred Shares, Net			1,959,627
Exercise of Options and Warrants	1,000	470,519	7,208
Notes and Amounts Due to (from) Related Parties	(225,242)		(519,757)
Repayments/Termination of Notes Payable		(14,149)	(647)

Net Cash Provided by Financing Activities	(224,242)	456,370	1,446,431

Increase (Decrease) in Cash and Cash Equivalents	(598,510)	445,990	757,944
Cash and Cash Equivalents, Beginning of Year	1,467,988	1,021,998	264,054

Cash and Cash Equivalents, End of Year	$869,478	$1,467,988	$1,021,998

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Interest	$11,250	$11,250	$11,250
Income Taxes	$3,237	$2,569	$6,500

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A, 7% Convertible		Series B, 10% Convertible
	Preferred Shares		Preferred Shares		Common Shares

	Number of		Number of		Number of
	Shares	Par Value	Shares	Par Value	Shares

Balance, December 31, 1998	52,900	$529			25,841,867
Issuance of Preferred Shares, Net			102,967	$1,030
Issuance of Common Shares, Net					1,884,254
Options Exercised					59,998
Conversion of Preferred Shares	(52,900)	(529)			18,388,851
Net Income					—

Balance, December 31, 1999	0	0	102,967	$1,030	46,174,970
Options Exercised					648,001
Warrants Exercised					210,000
Stock Issued for Services					55,000
Net Income
Balance, December 31, 2000	0	0	102,967	$1,030	47,087,971

Conv. of Pfd. Shares, net			(15,000)	(150)	313,968
Options Exercised
Warrants Exercised					5,000
Stock Issued for Services
Net Loss
Balance, December 31, 2001	0	0	87,967	$880	47,406,939

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Common Shares
				Total
		Additional	Accumulated	Shareholders'
	Par Value	Paid-In-Capital	Deficit	Equity

Balance, December 31, 1998	$258,418	44,150,501	(45,962,938)	(1,553,490)
Issuance of Preferred Shares, Net		1,028,617		1,029,647
Issuance of Common Shares, Net	18,843	911,137		929,980
Options Exercised	600	6,608		7,208
Conversion of Preferred Shares	183,889	(183,360)
Net Income	—	—	354,792	354,792

Balance, December 31, 1999	$461,750	$45,913,503	$(45,608,146)	$768,137
Options Exercised	6,480	438,839		445,319
Warrants Exercised	2,100	23,100		25,200
Stock Issued for Services	550	29,450		30,000
Net Income			382,019	382,019
Balance, December 31, 2000	$470,880	$46,404,892	$(45,226,127)	$1,650,675

Conv. of Pfd. Shares, net	3,140	(2,990)
Options Exercised
Warrants Exercised	50	950		1,000
Stock Issued for Services
Net Loss			(240,107)	(240,107)
Balance, December 31, 2001	$474,070	$46,402,852	$(45,466,234)	$1,411,568

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

     Spatializer Audio Laboratories, Inc. and subsidiaries (the “Company”) is in the business of developing and licensing technology. The Company sales, research and subsidiary administration are conducted out of facilities in Santa Clara, California.

     The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues are generated from this subsidiary.

     The Company’s wholly-owned subsidiary, MultiDisc Technologies, Inc. (“MDT”), was in the business of developing scaleable, modular compact disc and digital versatile disc (“DVD”) server technologies associated with a network based compact disc/DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets have been marketed for sale (see Note 11).

(2) Significant Accounting Policies

     Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation (see Note 11). All significant intercompany balances and transactions have been eliminated in consolidation. Corporate administration is not allocated to subsidiaries.

     Revenue Recognition — The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At December 31, 2001 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At December 31, 2001, three customers accounted for 34%, 27% and 27%, respectively, of the Company’s trade receivables. The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. Due to the contractual nature of sales agreements and historical trends, no allowance for doubtful accounts has been provided.

     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Customers Outside of the U.S.— Sales to foreign customers were 59% and 60% of total sales in the years ended December 31, 2001 and 2000, respectively.

     Major Customers — During the year ended December 31, 2001, four customers accounted for 40%, 23%, 15% and 14%, respectively, of the Company’s net sales.

     Research and Development Costs — The Company expenses research and development costs as incurred.

     Advertising Costs — Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Consolidated advertising expense amounted to $20,568, $2,968 and $7,304 in 2001, 2000 and 1999, respectively.

     Property and Equipment — Property and equipment are stated at cost. Property and equipment are depreciated over the useful lives of the asset under the straight line method. Leasehold improvements are amortized over the shorter of the useful life of the asset or lease term.

     Intangible Assets — Intangible assets consist of patent costs and trademarks which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to twenty years.

     Earnings Per Share — On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) which replaces the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss) per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board (“APB”) Opinion No. 15.

     Since the Company generated a net loss in 2001, outstanding stock options and warrants would have been anti-dilutive and are not applicable to this calculation.

     The impact of Statement 128 on the calculation of earnings per share is as follows:

	Year Ended December 31,

	2000	1999

BASIC:
Net Income (Loss) Available to Common Shareholders	$382,019	$354,792
Weighted Average Shares Outstanding	46,736,224	33,805,512
Basic Earnings(Loss)per Share	$0.01	$0.01
DILUTED:
Net Income (Loss) Available to Common Shareholders	$382,019	$354,792
Weighted Average Shares Outstanding	46,736,224	33,805,512
Net Effect of Dilutive Stock Options and Warrants Based on the Treasury Stock Method Using Average Market Price	544,586	1,859,519
Total Shares	47,280,810	35,665,031
Diluted Earnings per Share	$0.0100	$0.0100
Average Market Price of Common Stock	$0.9418	$0.4700
Ending Market Price of Common Stock	$0.2344	$0.9375

     The following table presents contingently issuable shares, options and warrants to purchase shares of common stock at 2000 and 1999 and those that were outstanding during 2001 which were not included in the computation of diluted loss per share because the impact would have been anti-dilutive:

	2001	2000	1999

Options	1,872,299	2,212,299	2,859,467
Warrants	2,100,000	2,520,000	2,730,000

Total	3,972,299	4,732,299	5,589,467

     Stock Option Plan — Prior to January 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense using the fair-value-based method over the vesting period the fair value of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (Note 8).

     Impairment of Long-Lived Assets and Assets to be Disposed of — The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets (see Notes 4). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Segment Reporting — The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of December 31, 2001, the Company has only one operating segment, DPI, the Company’s 3-D Audio Signal Processing business.

     Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments — The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2001 and 2000 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2001 and 2000 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

     Discontinued Operation — In September 1998, the Board of Directors approved a plan to refocus corporate activities on the Company’s core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation (see Note 11).

(3) Property and Equipment

     Property and equipment, as of December 31, 2001 and 2000, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	2001	2000

Office Computers, Software, Equipment and Furniture	$304,127	$268,799
Test Equipment	73,300	61,737
Tooling Equipment	45,539	49,514
Trade Show Booth and Demonstration Equipment	100,155	122,761
Automobiles	7,000	7,000
Leasehold Improvements	22,122	22,122

Total Property and Equipment	552,243	531,933
Less Accumulated Depreciation and Amortization	501,657	423,872

Property and Equipment, Net	$50,586	$108,061

(4) Intangible Assets

     Intangible assets, as of December 31, 2001 and 2000 consist of the following:

	2001	2000

Capitalized Patent, Trademarks and Technology Costs	$465,650	$489,911
Less Accumulated Amortization	209,924	187,122

Intangible Assets, Net	$255,726	$302,789

(5) Notes Payable to Related Parties

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $112,500 at December 31, 2001. This amount bears interest at a fixed rate of 10% annually and is due on demand.

(6) Shareholders’ Equity

     During the year ended December 31, 2001, shares were issued or converted as follows:

     In 2001, the Company converted 15,000 shares of Series B Convertible Preferred Shares into 313,968 shares of common stock as per the terms of the December Transactions. In addition, warrants to purchase 5,000 shares of common stock were exercised in 2001, increasing shareholders’ equity by $1,000.

     During the year ended December 31, 2000, shares were issued or converted as follows:

     In the third quarter of 2000, the Company issued 55,000 shares of common stock to its law firm for services rendered. No other issuances or conversions occurred during the year ended December 31, 2000.

(7) Escrowed Performance Shares

     In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commissions (“BCSC”) for the release of the Company’s 5,776,700 escrowed “Performance Shares” from Canadian Escrow into a new escrow arrangement with the Company. The overall modification was approved by the Company’s shareholders in August 1996. Under the revised arrangement, the performance shares will be released automatically as follows: 20% on June 22, 2000; 30% on June 22, 2001; and 30% on June 22, 2002. In addition to the automatic releases, performance shares can be released based on the cash flow release criteria contained in the original June 22, 1992 escrow agreement although, to maintain a stable market in the Company’s stock, in any year not more than 30% of the shares will be released, based on the cash flow criteria.

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

     All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 2001, 2000 and 1999. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above.

(8) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,740,694 as of December 31, 2001. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 2001, there were 2,868,395 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $0.29, $0.19, and $0.32, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001— expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 332% and an expected life of 5 years; 2000— expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 654% and an expected life of 5 years; 1999— expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 95% and an expected life of 3 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for the fair value of its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been increased to the pro forma amounts indicated below:

	2001	2000	1999

NET INCOME (LOSS):
As Reported	$(240,107)	$382,019	$354,792
Pro Forma	$344,853	$292,169	$(49,978)
BASIC AND DILUTED LOSS:
As Reported	$(0.01)	$0.01	$0.01
Pro Forma	$(0.01)	$0.01	$(0.01)

     Pro forma net income (loss) reflects only options granted since December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     Stock option activity during the periods indicated is as follows:

		Weighted-Average
	Number	Exercise Price

Options outstanding at December 31, 1998	1,972,300	$1.515
Options granted	1,280,000	$0.316
Options exercised	(59,998)	$1.242
Options forfeited	(332,835)	$1.131

Options outstanding at December 31, 1999	2,859,467	$1.271

Options granted	400,000	$0.19
Options exercised	(648,001)	$0.69
Options forfeited	(399,167)	$1.92

Options outstanding at December 31, 2000	2,212,299	$1.13

Options granted	410,000	$0.29
Options exercised	(0)	$0.00
Options forfeited	(750,000)	$0.83

Options outstanding at December 31, 2001	1,872,299	$0.45

     At December 31, 2001, the number of options exercisable was 1,529,132 and the weighted-average exercise price of those options was $0.51.

(9) Warrants

     Warrant activity for the periods indicated below is as follows:

	Warrants	Warrant Price

Warrants outstanding at December 31, 1998	732,000	$1.11
Warrants issued	2,410,000	$0.60
Warrants exercised	0	$0.00
Warrants expired	(412,000)	$1.26

Warrants outstanding at December 31, 1999	2,730,000	$0.67
Warrants issued	0	$0.00
Warrants exercised	(210,000)	$0.12
Warrants expired	0	$0.00

Warrants outstanding at December 31, 2000	2,520,000	$0.72

Warrants issued	0	$0.00
Warrants exercised	(5,000)	$0.20
Warrants expired	(415,000)	$1.16

Warrants outstanding at December 31, 2001	2,100,000	$0.65

     All of the warrants granted in 1999 were issued in connection with private placements. At December 31, 2001, the number of warrants exercisable was 2,100,000 and were effective through 2003.

(10) Income Taxes

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

	2001	2000	1999

State franchise tax	$2,864	$800	$800
Federal taxes	(0)	9,200	5,700

Total	$2,864	$10,000	$6,500

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 10% to 16.5% and are recorded as net foreign revenue.

     Income tax expense for the years ended December 31, 2001, 2000 and 1999 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carryforwards for which no tax benefit has been provided.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 is composed primarily of the net loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2001 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2001. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

     At December 31, 2001, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000. .

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

     The Net Liabilities of Discontinued Operation at December 31, 2001 are comprised of the following:

Accounts payable	$(100,000)
Net liabilities of discontinued operations	$(100,000)

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

     Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments for all operating leases of approximately $77,000 through November 2002. Rent expense amounted to approximately $ 78,000, $115,000 and $140,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required for this item incorporated by reference to the Definitive Proxy to be filed on or before April 30,2002.

Item 11. Executive Compensation

     Information required for this item incorporated by reference to the Definitive Proxy to be filed on or before April 30,2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required for this item incorporated by reference to the Definitive Proxy to be filed on or before April 30,2002.

Item 13. Certain Relationships and Related Transactions

     Information required for this item incorporated by reference to the Definitive Proxy to be filed on or before April 30,2002.

PART IV

Item 14. Exhibits

Exhibit
Number	Description

2.1*	Desper-Spatializer Reorganization Agreement dated January 29, 1992. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
2.2*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999.
3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000.
4.1*	Form of Subscription Agreement for August 1994 Private Placement. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
4.2*	Form of Subscription Agreement for November 1994 Private Placement. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
4.3*	Form of Spatializer-Yukon Incentive Stock Option Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
4.4*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
4.5*	Performance Share Escrow Agreements dated June 22, 1992 among Montreal Trust Company of Canada, Spatializer-Yukon and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

Exhibit
Number	Description

4.6*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)
4.7*	Form of Subscription Agreement for 1995 Private Placements. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
4.8*	Form of Subscription Agreement and Warrant Agreement for March 7, 1997 Private Placement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)
4.9*	Modification Agreement for Escrowed Performance Shares. (Incorporated by reference to the Company’s Definitive Proxy Statement dated June 28, 1996 and previously filed with the Commission.)
4.10 *	Subscription Agreement for April 1998 Private Placement. (Incorporated by reference to the Company’s Registration Statement on Form S-3, Registrations No. 333-52863, filed May 15, 1998.)
4.11*	Common Stock Purchase Agreement dated as of December 29, 1999 among the Company, CPR (USA) Inc., LibertyView Funds, L.P., LibertyView Fund, LLC.
4.12*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
4.13*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Funds, L.P.
4.14*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Fund, LLC.
4.15*	Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC.
4.16*	Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.
4.17*	Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView Funds, L.P.
4.18*	Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView Fund LLC.
4.19*	Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC.
4.20*	Agreement Regarding Cancellation of Warrants, dated as of December 29, 1999 among CPR (USA), Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC.
4.21*	Common Stock Subscription Agreement dated as of December 29, 1999 between the Company and Lufeng Investments (as assignee of Arab Commerce Bank)
4.22*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Lufeng Investments (as assignee of Arab Commerce Bank)
4.23*	Registration Rights Agreement dated as of December 29, 1999 between the Company and Lufeng Investments (as assignee of Arab Commerce Bank)
4.24*	Common Stock Subscription Agreement dated as of December 29, 1999 between the Company and Bank Insinger de Beaufort.
4.25*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Bank Insinger de Beaufort.
4.26*	Registration Rights Agreement dated as of December 29, 1999 between the Company and Bank Insinger de Beaufort.
4.27*	Common Stock Subscription Agreement dated as of December 29, 1999 between the Company and Romofin, A.G.
4.28*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Romofin, A.G.
4.29*	Registration Rights Agreement dated as of December 29, 1999 between the Company and Romofin, A.G.
4.30*	10% Convertible Preferred Stock Subscription Agreement dated as of December 29, 1999 between the Company and Clarion Finanz, A.G. Carlo Civelli, Henry R. Mandell, James D. Pace, Jerold H. Rubinstein, Gilbert N. Segel, Aton Select Fund Ltd. and Romofin A.G.
10.1*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

Exhibit
Number	Description

10.2*	License Agreement dated November 11, 1994 between DPI and ESS. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
10.3*	License Agreement dated June 10, 1994 between Joel Cohen and DPI. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)
10.4*	Agreement Regarding Indebtedness dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC.
10.5*	Security Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC.
10.6*	Finder’s Fee Agreement dated as of December 27, 1999 between the Company and Bristol Capital, L.L.C.
21.1	Schedule of Subsidiaries of the Company.

*	Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2002	SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ Henry R. Mandell Henry R. Mandell Chief Executive Officer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlo Civelli Carlo Civelli	Director	March 28, 2002

/s/ Stephen W. Desper Stephen W. Desper	Director	March 28, 2002

/s/ James D. Pace James D. Pace	Director	March 28, 2002

/s/ Gilbert N. Segel Gilbert N. Segel	Director	March 28, 2002