Form 10-Q
period 2002-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2002-05-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

     FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 33-90532

SPATIALIZER AUDIO LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4484725 (IRS Employer Identification No.)

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

Yes ☑	No ☐

As of May 8, 2002, there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2002	2001

	(unaudited)
Current Assets:
Cash and Cash Equivalents	$877,752	$869,478
Accounts Receivable, net	456,753	442,555
Prepaid Expenses and Deposits	56,027	133,251

Total Current Assets	1,390,532	1,445,284
Property and Equipment, net	40,178	50,586
Intangible Assets, net	309,215	255,726
Other Assets	—	1,510

Total Assets	$1,739,925	$1,753,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Parties	112,500	112,500
Accounts Payable	12,855	14,872
Accrued Wages and Benefits	74,911	72,969
Accrued Expenses	18,662	41,197
Net Liabilities of Discontinued Operation	88,150	100,000

Total Current Liabilities	307,078	341,538
Shareholders’ Equity:
Series B, 10% Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 87,967 shares issued and outstanding at March 31, 2002 and December 31, 2001.	880	880
Common shares, $.01 par value, 65,000,000 shares authorized, 47,406,939 shares issued and outstanding at March 31, 2002 and December 31, 2001.	474,070	474,070
Additional Paid-In Capital	46,402,852	46,402,852
Accumulated Deficit	(45,444,955)	(45,466,234)

Total Shareholders’ Equity	1,432,847	1,411,568

	$1,739,925	$1,753,106

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended

	March 31,	March 31,
	2002	2001

Revenues:
License Revenues	$—	$—
Royalty Revenues	440,481	426,081
Product Revenues	—	—

	440,481	426,081
Cost of Revenues	28,202	27,500

Gross Profit	412,279	398,581
Operating Expenses:
General and Administrative	135,335	150,897
Research and Development	123,603	137,322
Sales and Marketing	130,339	113,703

	389,276	401,922

Operating Profit (Loss)	23,003	(3,341)
Interest and Other Income	3,489	17,857
Interest and Other Expense	(2,813)	(8,481)

	677	9,376

Income Before Income Taxes	23,680	6,035
Income Taxes	(2,400)	(500)

Net Income	$21,280	$5,535

Basic and Diluted Income Per Share	$0.00	$0.00

Weighted Average Shares
Outstanding	47,406,939	47,203,524

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities:
Net Income	$21,279	$5,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and Amortization	29,480	21,870
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	(14,198)	57,441
Prepaid Expenses and Deposits	78,734	(1,796)
Accounts Payable	(2,017)	(11,577)
Changes in Discontinued Operation	(11,850)	(65,856)
Accrued Liabilities	(20,593)	(33,479)

Net Cash Provided By (Used In) Operating Activities	80,835	(27,862)

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	—	—
Increase in Capitalized Patent and Technology Costs	(72,561)	(7,492)

Net Cash Provided By (Used in) Investing Activities	(72,561)	(7,492)

Cash flows from Financing Activities:
Issuance of Preferred Shares, Net	—	—
Issuance of Common Shares, Net	—	—
Exercise of Options	—	—
Exercise of Warrants	—	—
Issuance of Notes Payable	—	—
Issuance of Related Party Payable	—	—
Repayment of Notes Payable	—	—

Net Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash and Cash Equivalents	8,274	(35,354)
Cash and Cash Equivalents, Beginning of Period	869,478	1,467,988

Cash and Cash Equivalents, End of Period	$877,752	$1,432,634

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,811	$2,811
Income Taxes	2,400	—

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Series B, 10% Convertible
	Preferred Shares		Common Shares
Total
	Number of		Number of		Additional	Accumulated	Shareholders'
	Shares	Par Value	Shares	Par Value	Paid-in-capital	Deficit	Equity

Balance, December 31, 2001	87,967	$880	47,406,969	$474,070	$46,402,852	$(45,466,234)	$1,411,568
Issuance of Preferred Shares, Net	—	—	—	—	—	—	—
Options Exercised	—	—	—	—	—	—	—
Warrants Exercised	—	—	—	—	—	—	—
Options Issued for Services	—	—	—	—	—	—	—
Conversion of Preferred Shares, Net	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	21,279	21,279

Balance, March 31, 2002	87,967	$880	47,406,969	$474,070	$46,402,852	$(45,444,955)	$1,432,847

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

(2) Summary of Significant Accounting Policies

Basis of Presentation
 The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2001 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

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

(3) Loss per Share

On December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”) which replaces the presentation of primary and fully diluted earnings (loss) per share with a presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings (loss)

per share is computed similarly to fully diluted earnings (loss) per share pursuant to the Accounting Principles Board (“APB”) Opinion No. 15. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2002 and 2001 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or insignificant:

	2002	2001

Options	2,259,133	2,329,133
Warrants	1,250,000	2,730,000

	3,509,133	5,059,133

(4) Comprehensive Income

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (“SFAS 130”), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 was effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive income during the three-month periods ended March 31, 2002 and 2001. As a result, comprehensive income is the same as the net income for the three-month periods ended March 31, 2002 and 2001.

(5) Segment Reporting

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 was effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At March 31, 2002, we have only one operating segment, DPI, the Company’s Audio Signal Processing business.

(6) Major Customers

A substantial portion of our licensing and royalty revenues are derived from three major customers. The following customers comprised greater than 10% of total revenues during the three months ended March 31, 2002 and 2001:

	2002	2001

Customer A	32%	36%
Customer B	31%	33%
Customer C	23%	17%

(7) Contingencies

Legal

In connection with the downsizing of the Company in 1998, a number of employees were terminated and have filed, on various dates, employment and compensation related claims with California State labor authorities, all but two of which claims have been settled. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. These employees, however, have filed for personal bankruptcy and as a result, the claims became inactive. At December 2001, bankruptcy for one such employee had been dismissed and that proceeding could be reactivated.

We also anticipated that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

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

Revenues

     Revenues for the three months ended March 31, 2002 were $440,000, compared to revenues of $426,000 in the comparable period last year, an increase of 3%. The increase in revenues resulted primarily from royalties from new accounts including SANYO and Sharp which were beginning to come on stream, partially offset by the reduction in royalties from an account which suspended use of our technology in mid-2001.

Gross Profit

Gross profit for the three months ended March 31, 2002 was $412,000 (94% of revenue) compared to gross profit of $399,000 (94% of revenue) in the comparable period last year, an increase of 3%. Gross profit increased due to the increase in revenue.

Operating Expenses

Operating expenses in the three months ended March 31, 2002 were $389,000 (88% of revenue) compared to operating expenses of $402,000 (94% of revenue) in the comparable period last year, decrease of 3%. The decrease in operating expenses for the three months ended March 31, 2002 resulted primarily from decreased use of outside consultants.

General and Administrative

General and administrative expenses in the three months ended March 31, 2002 were $135,000 (31% of revenue) compared to general and administrative expenses of $151,000 (35% of revenue) in the comparable period last year, a decrease of 11%. The decrease in general and administrative expense resulted from termination of the outside investor relations consultant, who provided such services in the comparable period last year.

Research and Development

Research and development expenses in the three months ended March 31, 2002 were $124,000 (28% of revenue) compared to research and development expenses of $137,000 (32% of revenue) in the comparable period last year, a decrease of 9%. The decrease in such expenses resulted primarily from more applications engineering performed in-house as compared with the prior period.

Sales and Marketing

Sales and marketing expenses in the three months ended March 31, 2002 were $130,000 (30% of revenue) compared to sales and marketing expenses of $114,000 (27% of revenue) in the comparable period last year, an increase of 14%. The increase in sales and marketing expense resulted primarily from greater international travel in the current period and marketing support expense as compared with the comparable period last year.

Net Income

     Net Income in the three months ended March 31, 2002 was $21,000, ($0.00) basic and diluted per share, compared with net income of $6,000 ($0.00) basic and fully diluted per share in the comparable period last year, an increase of 250%. The increase in net income resulted from increased revenues and a decrease in operating expenses. This increase in net income was partially offset by a reduction in interest income, resulting from declining interest rates.

Liquidity and Capital Resources

     At March 31, 2002, we had $878,000 in cash and cash equivalents as compared to $869,000 at December 31, 2001. The increase in cash and cash equivalents is attributed to cash components of net income. We had working capital of $1,084,000 at March 31, 2002 as compared with working capital of $1,124,000 at December 31, 2001. Our future cash flow will come primarily from the audio signal processing licensing, Original Equipment Manufacturers’ (“OEM”) royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which should generate additional cash flow without imposing any substantial costs on the Company.

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

     We have a related party obligation of $112,500, which is due upon demand. We repaid related party obligations of $225,000 plus accrued interest of approximately $30,000, which were convertible into Common Stock at our or the Lender’s option in June 2001. The Company owed a total of $112,500 to related parties on December 31, 2001.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the downsizing of the Company in 1998, a number of employees were terminated and have filed, on various dates, employment and compensation related claims with California State labor authorities, all but two of which claims have been settled. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. These employees, however, have filed for personal bankruptcy and as a result, the claims became inactive. At December 2001, bankruptcy for one such employee had been dismissed and that proceeding could be reactivated.

We also anticipated that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

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

Dated: May 11, 2002	SPATIALIZER AUDIO LABORATORIES, INC. (Registrant) /s/ Henry R. Mandell Henry R. Mandell Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary