Form 10-Q
period 2002-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2002-08-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (MARK ONE)

     [✓]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the period ended: June 30, 2002

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

YES   [✓]                     NO   [     ]

As of August 6, 2002 there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$967,025	$869,478
Accounts Receivable	457,411	442,555
Prepaid and Deposits	50,314	133,251

Total Current Assets	1,474,750	1,445,284
Property and Equipment, net	96,945	50,586
Intangible Assets, Net	233,261	255,726
Other Assets	—	1,510

Total Assets	$1,804,956	$1,753,106

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes Payable to Related Parties	112,500	112,500
Accounts Payable	67,274	14,872
Accrued Wages and Benefits	71,487	72,969
Accrued Expenses and Taxes	42,955	41,197
Net Liabilities of Discontinued Operation	74,845	100,000

Total Current Liabilities	369,061	341,538

Shareholders’ Equity:
Series B, 10% Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 87,967 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	880	880
Common shares, $.01 par value, 50,000,000 shares authorized, 47,406,939 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	474,070	474,070
Additional Paid-In Capital	46,402,852	46,402,852
Accumulated Deficit	(45,441,907)	(45,466,234)

Total Shareholders’ Equity	1,435,895	1,411,568
Total Liabilities and Shareholder’s Equity	$1,804,956	$1,753,106

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues:
Royalty and Product Revenues	470,631	485,893	911,112	911,974

	470,631	485,893	911,112	911,974
Cost of Revenues	39,719	41,090	67,921	68,590

Gross Profit	430,912	444,803	843,191	843,384
Operating Expenses:
General and Administrative	182,710	207,355	318,044	358,252
Research and Development	119,437	223,381	243,040	360,703
Sales and Marketing	125,986	115,283	256,325	228,986

	428,133	546,019	817,409	947,941

Operating Profit (Loss)	2,779	(101,216)	25,782	(104,557)
Interest Income	3,079	11,775	6,569	29,632
Interest Expense	(2,812)	(8,068)	(5,624)	(16,550)

	267	3,707	945	13,082

Income (Loss) Before Income Taxes	3,046	(97,509)	26,727	(91,475)
Income Taxes	—	—	(2,400)	(500)

Net Income (Loss)	$3,046	$(97,509)	$24,327	$(91,975)

Basic/Diluted Earnings Per Share	$0.00	$(0.00)	$0.00	$(0.0)

Weighted Average Shares Outstanding	47,406,939	47,386,521	47,406,939	47,326,691

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net Income (Loss)	$24,327	$(91,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	48,803	44,435
Net change in Assets and Liabilities:
Accounts Receivable	(14,856)	(23,442)
Prepaid Expenses and Deposits	84,447	(35,002)
Accounts Payable	52,402	(32,931)
Changes in Discontinued Operation	(25,155)	(74,482)
Accrued Liabilities	276	(57,868)

Net Cash Provided (Used) In Operating Activities	170,244	(271,265)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(72,602)	(5,000)
Increase in Capitalized Patent and Technology Costs	(95)	(22,863)

Net Cash Used in Investing Activities	(72,697)	(27,863)

Cash flows from Financing Activities:
Exercise of Warrants	—	1,000
Repayment of Related Party Payable	—	(225,000)
Repayment of Notes Payable	—	(241)

Net Cash Provided by Financing Activities	—	(224,241)

Increase (Decrease) in Cash and Cash Equivalents	97,547	(523,369)
Cash and Cash Equivalents, Beginning of Period	869,478	1,467,988

Cash and Cash Equivalents, End of Period	$967,025	$944,619

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,625	$16,550
Income Taxes	2,400	—

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Series B, 10% Redeem. Conv.
	Preferred Shares		Common Shares
Total
	Number of		Number of		Additional	Accumulated	Shareholders'
	shares	Par value	shares	Par value	paid-in-capital	Deficit	Equity

Balance, December 31, 2001	87,967	$880	47,406,939	$474,070	$6,402,852	$(45,466,234)	1,411,568
Issuance of Preferred Shares, Net	—	—	—	—	—	—	—
Options Exercised	—	—	—	—	—	—	—
Warrants Exercised	—	—	—	—	—	—	—
Options Issued for Services	—	—	—	—	—	—	—
Conv. of Pref. Shares, net	—	—	—	—	—	—	—
Net Income		—	—	—	—	24,327	24,327

Balance, June 30, 2002	87,967	$880	47,406,939	$474,070	$6,402,852	$(45,441,907)	$1,435,895

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2001 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

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

Intangible Assets

Intangible Assets consist primarily of patents. Cost directly attributable to patents, consisting primarily of legal and filing fees, are capitalized and amortized over the remaining life of the patent (which range from 4 to 16 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing.

Intangible assets consist of the following:

	June 30, 2002

				Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$424,831	$215,777	$209,054	12
Other	40,914	16,707	24,207	5

Total	$465,745	$232,484	$233,261

	December 31, 2001

				Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$424,736	$197,953	$226,783	12
Other	40,914	11,971	28,943	5

Total	$465,650	$209,924	$255,726

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2002 (12 months)	$45,000
2003	48,000
2004	41,000
2005	23,000
2006	14,000

Total	$171,000

Research and Development Expenditures

We expense research and development expenditures as incurred.

(3) INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the six month periods ended June 30, 2002 and 2001 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2002	2001

Options	2,510,000	3,122,300
Warrants	2,100,000	2,215,000

	4,610,000	5,337,300

During the six months ended June 30, 2002, 800,000 options were granted to officers and board members and 162,299 options had expired.

(4) COMPREHENSIVE INCOME (LOSS)

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (“SFAS 130”), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive (loss) income during the six-month periods ended June 30, 2002 and 2001. As a result, comprehensive (loss) income is the same as the net income for the six-month periods ended June 30, 2002 and 2001.

(5) SEGMENT REPORTING

The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. We adopted SFAS 131 in December 1997. At June 30, 2002, we have only one operating segment, DPI, the Company’s Audio Signal Processing business.

(6) MAJOR CUSTOMERS

A substantial portion of our licensing and royalty revenues are derived from four major customers. The following customers comprised greater than 10% of total revenues during the six months ended June 30, 2002 and 2001:

	2002	2001

Customer A	36%	41%
Customer B	21%	36%
Customer C	7%	15%
Customer D	10%	0%

(7) CONTINGENCIES

Legal

     In connection with the downsizing of the Company in 1998, a number of employees were terminated and have filed, on various dates, employment and compensation related claims with California State labor authorities, all but two of which claims have been settled. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due (aggregating approximately $800,000) under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. These employees, however, have filed for personal bankruptcy and as a result, the claims became inactive. At December 2001, bankruptcy for one such employee had been dismissed and that proceeding could be reactivated. Should further action be taken by the ex-employees in this matter, management does not believe that the final result would have a material impact on its financial condition.

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

(9) DISCONTINUED OPERATIONS

In September, 1998, the Board of Directors approved a plan to refocus corporate activities on our core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, we permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. There have been no material operating or terminating expenses of MDT since 1998.

(10) NOTES PAYABLE TO RELATED PARTIES

In June, 2001, we repaid Notes Payable to Related Parties of $225,000 plus accrued interest of approximately $33,000.

Item 2. Management’s discussion and analysis of financial condition and results of operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified three accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

The second critical accounting policy relates to research and development expenses. We expense all research and development expenses as incurred. Costs incurred to establish the technological feasibility of our algorithms (which is the primary component of our licensing) is expensed as incurred and included in Research and Development expenses. Such algorithms are refined based on customer requirements and licensed for inclusion in the customer’s specific product. There are no production costs to capitalize as defined in Statement on Financial Accounting Standards No. 86.

The third critical accounting policy relates to intangible assets. Our intangible assets consist primarily of patents. We capitalize all costs directly attributable to patents, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the patent (which range from 4 to 16 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing.

Results of Operations

     This form 10-Q contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. The Company’s actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

Revenues

     Revenue decreased to $471,000 in the three months ended June 30, 2002 from $486,000 in the comparable period last year, a decrease of 3%. Revenue in the six-months ended June 30, 2002 decreased to $911,000 from $912,000 in the comparable period last year. Revenues in 2002 were approximately flat on a three and six month basis, as compared to the comparable periods in 2001. This reflects the addition and ramp up from announced new accounts, offset by the loss of a medium sized account in the second half of 2001. Further, we did not have the effect of the royalty reporting transition which negatively impacted our royalty estimates in the second quarter of 2001.

Gross Profit

     Gross profit decreased to $431,000 (92% of revenue) in the three months ended June 30, 2002 from $445,000 (92% of revenue) in the comparable period last year, a decrease of 3%. Gross profit for the six-months ended June 30, 2002 was flat at $843,000 (92% of revenue) compared to $843,000 (92% of revenue) in the comparable period last year.

Operating Expenses

     Operating expenses decreased to $428,000 (91% of revenue) in the three months ended June 30, 2002 from $546,000 (112% of revenue) in the comparable period last year, a decrease of 22%. Operating expenses in the six-months ended June 30, 2002 decreased to $817,000 (89% of revenue) from $948,000 (104% of revenue) in the comparable period last year, a decrease of 14%. The decrease in operating expenses for the three and six-months ended June 30, 2002 result primarily from high research and development expenses in Q2 2001, which were unusually high. At that time, we reported that we had stepped up our engineering effort and our use of outside consultants to move several projects closer to completion. These projects were completed in 2001 and research and development have returned to normalized levels over the past several quarters.

General and Administrative

     General and administrative expenses increased to $183,000 (39% of revenue) in the three months ended June 30, 2002 from $207,000 (43% of revenue) in the comparable period last year, an decrease of 12%. General and administrative expenses decreased to $318,000 (35% of revenue) in the six-months ended June 30, 2002 from $358,000 (35% of revenue) in the comparable period last year, a decrease of 12%. The decrease in general and administrative expense result from the discontinuation of use of an outside investor relations consultant in May 2001.

Research and Development

     Research and Development expenses decreased to $119,000 (46% of revenue) in the three months ended June 30, 2002 from $223,000 (25% of revenue) in the comparable period last year, a decrease of 47%. Research and Development expenses decreased to $243,000 (27% of revenue) in the six-months ended June 30, 2002 from $361,000 (40% of revenue) in the comparable period last year, a decrease of 33%. The decrease in research and development in the three and six month periods result from the expansion of the audio engineering staff and increased use of consultants to complete specialized projects during the second quarter of 2001.

     Research and Development activities comprised the Company’s continued efforts to identify, validate, and develop new products at Desper Products Inc. Specific engineering efforts were directed toward productizing new audio enhancement technology, including Spatializer PCE and Spatializer Natural Headphone, porting support of Spatializer N-2-2 Ultra™ to current and potential licensees during the quarter, development of products to support the Company’s Internet applications initiative, and support for the recent Cirrus Logic and Texas Instruments and unannounced collaborations.

Sales and Marketing

     Sales and marketing expenses increased to $126,000 (27% of revenue) in the three months ended June 30, 2002 from $115,000 (24% of revenue) in the comparable period last year, an increase of 10%. Sales and marketing expenses increased to $256,000 (28% of revenue) in the six-months ended June 30, 2002 from $229,000 (25% of revenue) in the comparable period last year, an increase of 12%. The increase is attributed to expanded sales travel and administrative staff.

Other Income and Expense

Income and other expense consists primarily of interest earned on short-term investments and interest paid on related party debt. Other Income and expense decreased to $267 from $3,707 in the prior year comparable period. Other income and expense in the six months ended June 30, 2002 decreased to $944 from $13,082 in the comparable period last year. The decrease is due to somewhat lower cash investments combined with significantly lower interest rates. Further, we paid off $225,000 in term loans to Related Parties in May, 2001.

Net Income (Loss)

     Net income increased to $3,000 (1% of revenues), $0.00 per share, in the three months ended June 30, 2002 from net loss of ($98,000) (-20% of revenues), $0.00 per share in the comparable period last year. Net income increased to $24,000 (0% of revenue), $0.00 per share, in the six-months ended June 30, 2002 from net loss of $92,000 (-10% of revenue), $0.01 per share in the comparable period last year. The increased net income for the three and six month periods are primarily the result of the decrease in operating expenses.

Liquidity and Capital Resources

     At June 30, 2002, the Company had $967,000 in cash and cash equivalents as compared to $869,000 at December 31, 2001. The increase in cash and cash equivalents is derived from general operating activities. The Company had working capital of $1,106,000 at June 30, 2002 as compared with a working capital of $1,103,000 at December 31, 2001. The Company’s future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers’ (“OEM”) royalties, debt issuances, common and/or preferred stock issuances including warrant and option exercises or through venture and/or strategic investors.

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

     We have $75,000 in Net Liabilities of Discontinued Operation which represents primarily accrued legal fees and is estimated to be sufficient to pay such fees to address outstanding claims. We do not expect the final liability to be in excess of this balance.

     Funds generated by these financing activities as well as cash generated from our existing operations and customer base is expected to be sufficient for us to meet our operating obligations and the anticipated additional research and development for our audio technology business.

     To the extent the Company maintains or exceeds its projected revenues and is not required to fund significant contingencies, it expects to continue to retain its current cash reserves and therefore, maintain its liquidity position at a consistent level both on a short-term and long-term basis. To the extent that the Company does not achieve current operating levels or is required to fund contingencies, it will be required to use some of its cash reserves and this could impact its longer term liquidity.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In connection with the downsizing of the Company in 1998, a number of employees were terminated and have filed, on various dates, employment and compensation related claims with California State labor authorities, all but two of which claims have been settled. Two former officers and employees of MDT initiated proceedings before the Labor Commissioner in 2000 seeking amounts allegedly due (aggregating approximately $800,000) under their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner has postponed those proceedings. In that action, the claimants filed a motion to strike the MDT complaint under the California “anti-Slapp” legislation. The Court rejected that motion and the litigation is in the discovery stages. Separately, MDT initiated litigation in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. These employees, however, have filed for personal bankruptcy and as a result, the claims became inactive. At December 2001, bankruptcy for one such employee had been dismissed and that proceeding could be reactivated. Should further action be taken by the ex-employees in this matter, management does not believe that the final result would have a material impact on its financial condition.

     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  On June 14, 2002 the Registrant held its Annual Meeting of Shareholders.

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

Name	Vote For	Withheld

Carlo Civelli	28,570,112	1,362,957

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2001

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ HENRY R. MANDELL

HENRY R. MANDELL
Chief Executive Officer
Chief Financial Officer