Form 10-Q
period 2002-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2002-11-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2002

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

As of November 7, 2002, there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$916,692	$869,478
Accounts Receivable, net	483,981	442,555
Prepaid Expenses and Deposits	61,674	133,251

Total Current Assets	1,462,347	1,445,284

Property and Equipment, net	91,964	50,586
Intangible Assets, net	236,983	255,726
Other Assets	2,400	1,510

Total Assets	$1,793,694	$1,753,106

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Parties	112,500	112,500
Accounts Payable	62,492	14,872
Accrued Wages and Benefits	62,189	72,969
Accrued Expenses	37,830	41,197
Net Liabilities of Discontinued Operation	71,667	100,000

Total Current Liabilities	346,678	341,538

Shareholders’ Equity:
Series B, 10% Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 87,967 shares issued and outstanding at September 30, 2002 and December 31, 2001	880	880
Common shares, $.01 par value, 65,000,000 shares authorized, 47,406,939 shares issued and outstanding at September 30, 2002 and December 31, 2001	474,070	474,070
Additional Paid-In Capital	46,402,852	46,402,852
Accumulated Deficit	(45,430,786)	(45,466,234)

Total Shareholders’ Equity	1,447,016	1,411,568

	$1,793,694	$1,753,106

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues:
Royalty Revenues	480,851	302,665	1,391,963	1,214,639

	480,851	302,665	1,391,963	1,214,639
Cost of Revenues	37,977	12,500	105,898	81,090

Gross Profit	442,874	290,165	1,286,065	1,133,549

Operating Expenses:
General and Administrative	211,681	194,770	529,725	553,022
Research and Development	97,532	172,978	340,572	533,681
Sales and Marketing	122,309	101,462	378,634	330,448

	431,522	469,210	1,248,931	1,417,151

Operating Profit (Loss)	11,352	(179,045)	37,134	(283,602)
Interest Income	2,585	7,220	9,152	36,852
Interest Expense	(2,813)	(2,813)	(8,438)	(19,363)

	(228)	4,407	714	17,489

Income (Loss) Before Income Taxes	11,124	(174,638)	37,848	(266,113)
Income Taxes	—	(682)	(2,400)	(1,182)

Net Income (Loss)	$11,124	$(175,320)	$35,448	$(267,295)

Basic/Diluted Earnings(Loss) Per Share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted Average Shares Outstanding	47,406,939	47,406,939	47,406,939	47,387,561

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash Flows from Operating Activities:
Net Income (Loss)	$35,448	$(267,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	68,390	66,305
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	(41,426)	17,662
Prepaid Expenses and Deposits	70,687	(36,217)
Accounts Payable	47,620	(33,937)
Changes in Discontinued Operation	(28,333)	(85,791)
Accrued Liabilities	(14,147)	(103,330)

Net Cash Provided By (Used In) Operating Activities	138,239	(442,603)

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(75,935)	(7,000)
Increase in Capitalized Patent and Technology Costs	(15,090)	(22,762)

Net Cash Provided By (Used in) Investing Activities	(91,025)	(29,762)

Cash flows from Financing Activities:
Issuance of Preferred Shares, Net	—	—
Issuance of Common Shares, Net	—	—
Exercise of Options	—	—
Exercise of Warrants	—	1,000
Issuance of Notes Payable	—	—
Issuance of Related Party Payable	—	—
Repayment of Notes Payable	—	(225,242)

Net Cash Provided by Financing Activities	—	(224,242)

Increase (Decrease) in Cash and Cash Equivalents	47,214	(696,607)
Cash and Cash Equivalents, Beginning of Period	869,478	1,467,988

Cash and Cash Equivalents, End of Period	$916,692	$771,381

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,433	$19,363
Income Taxes	2,400	682

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Series B, 10% Convertible
	Preferred Shares		Common Shares
Total
	Number of		Number of		Additional	Accumulated	Shareholders'
	shares	Par value	shares	Par value	paid-in-capital	Deficit	Equity

Balance, December 31, 2001	87,967	$880	47,406,969	$474,070	$46,402,852	$(45,466,234)	$1,411,568
Issuance of Preferred Shares, Net	—	—	—	—	—	—	—
Options Exercised	—	—	—	—	—	—	—
Warrants Exercised	—	—	—	—	—	—	—
Options Issued for Services	—	—	—	—	—	—	—
Conversion of Preferred Shares, Net	—	—	—	—	—	—	—
Net Income	—	—	—	—	—	35,448	35,448

Balance, September 30, 2002	87,967	$880	47,406,969	$474,070	$46,402,852	$(45,430,786)	$1,447,016

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2001 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

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

Intangible assets consist of the following:

	September 30, 2002

				Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$440,036	$217,788	$222,248	12
Other	40,914	26,179	14,735	5

Total	$480,950	$243,967	$236,983

	December 31, 2001

				Weighted
	Gross		Net	Average
	Intangible	Accumulated	Intangible	Life
	Assets	Amortization	Assets	(Years)

Patents	$424,736	$197,953	$226,783	12
Other	40,914	11,971	28,943	5

Total	$465,650	$209,924	$255,726

Estimated amortization expense for each of the next five years ended December 31, is as follows:

2002 (12 months)	$45,000
2003	48,000
2004	41,000
2005	23,000
2006	14,000

Total	$171,000

Research and Development Expenditures

We expense research and development expenditures as incurred.

(3) INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the six month periods ended September 30, 2002 and 2001 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2002	2001

Options	3,010,000	3,122,300
Warrants	2,100,000	2,215,000

	5,110,000	5,337,300

During the nine months ended September 30, 2002, 1,300,000 options were granted to officers and board members and 162,299 options had expired.

(4) COMPREHENSIVE INCOME (LOSS)

The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (“SFAS 130”), in June 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 130 on January 1, 1998. Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and all other events and circumstances from non-owner sources. Other comprehensive income (loss) includes foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. We did not have components of other comprehensive (loss) income during the six-month periods ended September 30, 2002 and 2001. As a result, comprehensive (loss) income is the same as the net income for the nine-month periods ended September 30, 2002 and 2001.

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

(6) MAJOR CUSTOMERS

A substantial portion of our licensing and royalty revenues are derived from four major customers. The following customers comprised greater than 10% of total revenues during the six months ended September 30, 2002 and 2001:

	2002	2001

Customer A	33%	44%
Customer B	23%	39%
Customer C	13%	0%
Customer D	12%	0%

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

Results of Operations

Revenues

     Revenue increased to $481,000 in the three months ended September 30, 2002 from $303,000 in the comparable period last year, an increase of 59%. Revenues for the nine-months ended September 30, 2002 were $1,392,000 compared to revenues of $1,215,000 in the comparable nine-month period last year, an increase of 15%.

     The increase in the revenues reported in the third quarter compared to the comparable period last year resulted primarily from downward revenue adjustments made in the third quarter of 2001 to conform estimated revenues to actual revenues. These adjustments resulted from changes in the reporting procedures from a chip foundry to two of the Company’s Asian customers and the resulting delays in reports from those customers to the Company during the transition period. No such adjustment was required in the third quarter of 2002. Revenue in 2002 was also impacted by the continued overall softness in the PC market and the uneven sales throughout the consumer electronics market. Revenues for the nine months ended September 30, 2002 increased due to the addition of three new accounts in 2002, as compared to the prior year, partially offset by the uneven business performance in the PC and consumer electronics markets noted above.

Gross Profit

     Gross profit increased to $443,000 (92% of revenue) in the three months ended September 30, 2002 from $290,000 (96% of revenue) in the comparable period last year, an increase of 53%. Gross profit for the nine-months ended September 30, 2002 was $1,286,000 (92% of revenue) compared to $1,134,000 (93% of revenue) in the comparable period last year. The decrease in gross margin results from a greater mix of foreign revenues, for which we pay a sales commission, compared to domestic revenues, for which no commission applies.

Operating Expenses

     Operating expenses decreased to $432,000 (90% of revenue) in the three months ended September 30, 2002 from $469,000 (155% of revenue) in the comparable period last year, a decrease of 8%. Operating expenses in the nine-months ended September 30, 2002 decreased to $1,249,000 (90% of revenue) from $1,417,000 (117% of revenue) in the comparable period last year, a decrease of 12%. The decrease in operating expenses for the three and nine-months ended September 30, 2002 result primarily from high research and development expenses in Q2 and Q3 2001, which were unusually high. At that time, we reported that we had stepped up our engineering effort and our use of outside consultants to move several projects closer to completion. These projects were completed in 2001 and research and development have returned to normalized levels over the past several quarters.

General and Administrative

     General and administrative expenses increased to $212,000 (44% of revenue) in the three months ended September 30, 2002 from $195,000 (64% of revenue) in the comparable period last year, an increase of 9%. General and administrative expenses decreased to $530,000 (38% of revenue) in the nine-months ended September 30, 2002 from $553,000 (46% of revenue) in the comparable period last year, a decrease of 4%. The increase in such expenses in the three months ended September 30, 2002 result from legal , accounting and printing costs associated with preparing Form S-1 during the period. The decrease in general and administrative expense for the nine month period result from the discontinuation of use of an outside investor relations consultant in May 2001, partially offset by costs of the Form S-1 previously discussed.

Research and Development

     Research and Development expenses decreased to $98,000 (20% of revenue) in the three months ended September 30, 2002 from $173,000 (57% of revenue) in the comparable period last year, a decrease of 43%. Research and Development expenses decreased to $341,000 (24% of revenue) in the nine-months ended September 30, 2002 from $534,000 (44% of revenue) in the comparable period last year, a decrease of 36%. The decrease in research and development in the three and nine month periods result from the expansion of the audio engineering staff and increased use of consultants to complete specialized projects during the second quarter of 2001 and an unfilled position in the third quarter of 2002.

     Research and Development activities comprised the Company’s continued efforts to identify, validate, and develop new products at Desper Products Inc. Specific engineering efforts were directed toward productizing new audio enhancement technology, including Spatializer PCE and Spatializer Natural Headphone, porting support of Spatializer N-2-2 Ultra™ to current and potential licensees during the quarter, developing products to support licensing arrangements which have not yet been announced, and developing new products for future introduction and licensing.

Sales and Marketing

     Sales and marketing expenses increased to $122,000 (25% of revenue) in the three months ended September 30, 2002 from $101,000 (33% of revenue) in the comparable period last year, an increase of 21%. Sales and marketing expenses increased to $379,000 (27% of revenue) in the nine-months ended September 30, 2002 from $330,000 (27% of revenue) in the comparable period last year, an increase of 15%. The increase is attributed to expanded sales travel and the hiring of a senior sales and marketing executive during the period ending September 30, 2002.

Other Income and Expense

     Income and other expense consist primarily of interest earned on short-term investments and interest paid on related party debt. Net other expense decreased to $228 from net other income of $4,407 in the prior year comparable period. Net other income in the nine- months ended September 30, 2002 decreased to $714 from $17,489 in the comparable period last year. The decrease is due to significantly lower short-term interest rates earned on our cash investments. This was partially offset by the pay-off of $225,000 in term loans to Related Parties in May, 2001.

Net Income (Loss)

     The Company reported net income for the quarter of $11,000, $0.00 basic and diluted per share, compared with a net loss of $175,000, $0.00 basic and diluted per share, in the comparable period last year. Net income for the nine-months ended September 30, 2002 was $36,000, ($0.00) basic and diluted per share, compared to net loss of $267,000, ($0.01) basic and diluted per share, in the comparable nine-month period last year. The net income for the three and nine month periods are primarily the result of the increase in revenue and economies and reductions realized in operating expenses.

Liquidity and Capital Resources

     At September 30, 2002, the Company had $917,000 in cash and cash equivalents as compared to $869,000 at December 31, 2001. The increase in cash and cash equivalents is derived from general operating activities. The Company had working capital of $1,115,000 at September 30, 2002 as compared with a working capital of $1,103,000 at December 31, 2001. The Company’s future cash flows are expected to come primarily from audio signal processing licensing, Foundry and Original Equipment Manufacturers’ (“OEM”) royalties, debt issuances, common and/or preferred stock issuances including warrant and option exercises or through venture and/or strategic investors.

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

     The Company will also continue to consider and evaluate capital investment or business arrangements with financial or strategic participants or investors as such opportunities become available to the Company on terms that enhance shareholder value and support the Company’s business strategy.

     To the extent the Company maintains or exceeds its projected revenues and is not required to fund significant contingencies, it expects to continue to retain its current cash reserves and therefore, maintain its liquidity position at a consistent level both on a short-term and long-term basis. To the extent that the Company does not achieve current operating levels or is required to fund contingencies, it will be required to use some of its cash reserves and this could impact its longer term liquidity. In addition, we wish to achieve accelerated growth and to take advantage of the dynamic market forces in which we operate, rather than to be affected by them. To address these objectives, our Board of Directors has retained Neveric Capital, a San Francisco based investment banking firm, to identify and evaluate strategic opportunities. We expect them to explore alternatives to enhance shareholder value and support the Company’s growth and overall strategy.

Risk Factors; Forward-Looking Statements

     This report contains forward-looking statements regarding the Company’s future plans, objectives, and expected performance. These statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause our actual results to differ materially from those expressed in the forward-looking statements referred to above. These factors include, among others, the uncertainties in the semiconductor industry, the trend in electronics to offer audio products as a commodity product, cost and competitor pressures, the overall economic downturn and its impact on consumer buying and industrial innovation and planning and, in turn, on our business.

     We qualify any forward-looking statements entirely by these cautionary factors, and readers are cautioned not to place undue reliance on forward-looking statements.

     The words “believe,” “may,” “will,” “could,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “project,” “objective,” “seek,” “strive,” “might,” “seeks,” “likely result,” “build,” “grow,” “plan,” “goal,” “expand,” “position,” or similar words, or the negatives of these words, or similar terminology, identify forward-looking statements.

     The forward-looking statements contained in this report only speak as of the date of this report. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statements to reflect any change in management’s expectations or any change in events, conditions or circumstances on which the forward-looking statements are based.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Not applicable.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out by Henry Mandell, the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, Mr. Mandell concluded that these disclosure controls and procedures were effective and has set forth in this Item 4 information with respect to those controls and the reports thereon to the Board of Directors. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

     Appearing immediately following the Signatures section of this Quarterly Report there is a “Certification” of the CEO and the CFO. The Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certification and this information should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

     Disclosure controls are the procedures that have been undertaken with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. The controls are also designed to ensure that the information is accumulated from the relevant sources and properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     The company’s management does not expect that our disclosure controls or other internal controls will prevent all errors or possibly improper activities or improper use of our assets. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, we are a small public company with significant resource constraints, and the benefits of controls must be considered in the context of the economic and personnel costs of developing and implementing those controls. Because of these limitations, no evaluation of controls can provide absolute assurance that all matters that would raise internal and disclosure control issues have been detected.

     As noted above, in accordance with SEC requirements, since the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

None

1.	Employment Agreement of Henry Mandell dated November 1999, as amended effective April 5, 2002 (incorporated by reference to the Company’s Amendment No. 3 To Form S-1 Registration Statement Under The Securities Act Of 1933, effective October 31, 2002.

99.1	Certification Of Chief Executive Officer Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To §906 Of The Sarbanes-Oxley Act Of 2002

Reports on Form 8-K — None.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2002

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ HENRY R. MANDELL HENRY R. MANDELL Chief Executive Officer Chief Financial Officer

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Henry R. Mandell, the Chief Executive Officer and Chief Financial Officer of Spatializer Audio Laboratories, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spatializer Audio Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Henry R. Mandell Henry R. Mandell Chief Executive Officer and Chief Financial Officer