Form 10-K
period 2002-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2003-03-27
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  [X]    No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  [   ]    No  [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business of the registrant’s most recently completed second quarter (June 29, 2002) was approximately $3,880,000 and at March 5, 2003 was approximately $1,944,000. In addition, affiliates held non-voting preferred stock valued at $879,670, plus accrued dividends, at both June 29, 2002 and March 5, 2003.

     As of March 5, 2003, there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2003 Annual Meeting are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

Overview

     Spatializer Audio Laboratories, Inc. (“Company” or “we”) is a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. Our position as a developer of next generation technologies is based on our business relationships with brand leaders, such as Apple, Toshiba and Matsushita. We conduct our audio business through our parent company and our wholly owned subsidiary, Desper Products, Inc. (“DPI”). DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. We continue to expand our product offerings to take advantage of the emerging digital audio marketplace specifically for consumer products like Digital Versatile Disc (“DVD”) players, portable mp3 players, digital televisions and digital home, portable and auto entertainment devices. As of December 31, 2002, more than 40 million licensed units had been shipped covering all of these applications. DPI’s virtual audio signal processing technologies are currently incorporated in products offered by global brand leaders including in consumer electronics, Toshiba, Panasonic, JVC, Samsung, Sanyo, and Sharp, in the PC multimedia marketplace by Apple Computer, among others, and on the Internet through our VSP-11 universal sound processor and in software plug-ins for the WinAmp and Linux-based XMMS MP3 players. We are focused on broadening recognition of the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, and on broadening our audio technology and software base to position ourselves for continued growth. We believe that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for our products, is entering a new phase of opportunity.

     Our other wholly owned subsidiary, MultiDisc Technologies, Inc., (“MDT”) formed in June 1996 when we acquired development stage optical disc storage and robotics assets and technologies from Home Theater Products International, Inc., a debtor in possession, is now inactive. In September 1998, we announced our plan to refocus our business on the exploitation of our core audio technologies, suspend research and development at MDT and to properly position the MDT assets for sale. Therefore, MDT has been accounted for as a discontinued operation. Since 1998, we have been unsuccessful in identifying a purchaser for the MDT assets or technology. Our repositioning in 1998 recognized that the capital investment required to properly commercialize the MDT technology was beyond our capacity. We believe this strategy provides a better opportunity to further solidify our position as a provider of virtual audio solutions, based on our available capital resources.

     We were incorporated in the State of Delaware in February, 1994. Our corporate office and research center is located at 900 Lafayette Street, Suite 710, Santa Clara, California 95050, Telephone (408) 296-0600. We also maintain offices at 920 Hampshire Road, Suite A-34, Westlake Village, California 91361. We have a Website at www.spatializer.com. Copies of this Annual Report, including our financial statements, and our quarterly reports on Form 10-Q as well as other corporate information of interest to our stockholders are available on our website promptly after filing or distribution.

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

Virtual Audio
Category of Technology	Product Categories	Enhancement

3-D Stereo (Spatializer® 3-D Stereo) SpatializerVirtualSurround VBX™	Consumer electronics products providing stereo playback — DVD Players, Stereo TV’s, VCR’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers, Set-top Boxes	Surround Sound enhancement from an ordinary stereo(two-channel) signal

Two-SpeakerVirtualization (Spatializer N-2-2™, Spatializer N-2-2Ultra™)	Products incorporating multi-channel audio sources like Dolby Digital® (AC-3), DolbyProLogic® or MPEG-2. Home Theater, DVD-Video, Multimedia	Creation of spatially accurate multi-speaker cinematic audio experience from two speakers, and headphones utilizing discrete multi-channel audio information.

Digital Virtual Surround Sound	Computers utilizing DVD/MPEG and decoding.

Bass Enhancement (Vi.B.E.™)	Consumer electronics products providing stereo playback — DVD Players, Stereo TV’s, VCR’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers and Speakers	Simulation of lower frequency response from speakers with relatively high low frequency capability

Internet Audio Enhancement (Spatializer®VSP-11, StreamFX™)	Laptop and Desktop Multimedia Computers and portable music devices running digital media player Software	Surround Sound and bass enhancement to playback of ordinary internet audio files

Headphone Virtualization (Spatializer Natural Headphone™) Digital Virtual Surround	Products incorporating multi-channel audio sources like Dolby Digital® (AC-3), Dolby ProLogic®, MPEG-2 or stereo. Home Theater, DVD-Video, Multimedia Computers utilizing DVD/MPEG Decoding or stereo.	Creation of spatially accurate multi- speaker cinematic audio experience from headphones utilizing discrete multi-channel audio information.

Phase Corrected Equalization (Spatializer PCE™)	All audio products with one or more speakers	Creation of more recognizable and “cleaner” music or dialog from broadcast media sources

Matrixed Surround Sound (Spatializer enCompass AV™)	All audio products with five or more speakers	Creation of actual surround sound (5.1 or more channels) from mono or stereo sources

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

7.	Spatializer® enCompass AV™ Spatializer enCompass AV, launched in late 2002, is designed to offer high quality, multi-channel audio, even from mono or stereo sources. This technology allows owners of home theater systems with five or more speakers to hear a surround sound effect, utilizing all of their speakers to deliver full system utility from CDs, cassettes or VHS tape or records.

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

     Spatializer Digital AVFX™ is tailored for AV Receivers equipped with a Dolby Digital decoder. Spatializer Digital AVFX provides Spatializer 3-D stereo, Spatializer N-2-2 virtual surround sound for DVD audio or video playback, Vi.B.E virtual bass enhancement and in the future, extensive room modeling and customized effects.

     Spatializer Digital AutoFX™ enhances the audio performance of DSP-based car stereo systems by delivering Spatializer’s 3-D stereo, bass enhancement, equalizer and reverb technology in a single solution. Optional positional audio voice cues for on board GPS and navigation systems, virtual surround sound for on board DVD player systems and space modeling will be offered on an optional and customized basis based on specific customer need.

Licensing Activities

     Until 2000, we licensed our technologies primarily through semiconductor manufacturing and distribution licenses (“Foundry Licenses”) with semiconductor foundries. In turn, the foundries manufacture and distribute integrated circuits ICs (integrated circuits) or DSPs (digital signal processors) incorporating Spatializer technology to consumer electronics and multimedia computer OEMs.

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

     We are currently negotiating new IC/DSP Foundry and OEM licenses with potential customers for Spatializer N-2-2 Ultra, Spatializer Vi.B.E., Spatializer Natural Headphone , Spatializer PCE and combinations and optimizations of these technologies under the Spatializer DigitalFX series.

     IC/DSP Foundry Licenses

     In 2000 and early 2001, VM Labs, Inc., MIPS Technologies, New Japan Radio Corporation (“NJRC”), Tvia, Inc. and Link Up Systems entered into Foundry License or Distribution Agreements for Spatializer N-2-2 and or DigitalFX. All but the NJRC agreements were non-royalty bearing distribution agreements, with per unit royalties to be paid by the OEM customer.

     In 2001, we entered into license or distribution agreements with Texas Instruments, Cirrus Logic, Sanyo, Sharp and Kenwood, among others.

     In 2002, we entered into Distribution agreements with Mediatech, Amlogic, LSI Logic and Samsung Semiconductor for the porting and distribution of our technologies to OEM manufacturers. These Distribution agreements grant the right to port and or distribute our technology only to licensed customers of Spatializer, who then pay a royalty for the use of such technologies.

     As of December 31, 2002, we have entered into thirteen non-exclusive Foundry Licenses for our Virtual Audio Signal Processing technologies with Matsushita Electronics Corporation (“MEC”), ESS Technology, Inc. (“ESS”), OnChip Systems, Inc. (“OnChip”), C-Cube Technologies, Inc. (“C-Cube”), Acer Labs, Inc. (“Ali”), Luxsonor, VM Labs, Inc., MIPS Technologies, NJRC, Tvia, Inc., Texas Instruments, Cirrus Logic and Link Up Systems. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.

     As of December 31, 2002, more than 40 million ICs and DSPs incorporating Spatializer audio signal processing technology had been manufactured and sold.

     OEM Licensees and Customers

     As of December 31, 2002, our technology has been incorporated in products offered by more than 100 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the LUA or were authorized customers under bundled royalty licenses with the IC foundries. The OEM licensees and customers offer a wide range of products, which include DVD players, car stereo systems, direct view TVs, wide screen and projection TVs, VCRs, powered speakers, portable audio systems (“Boomboxes”), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, and arcade pinball and video games.

     In 2002, four major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Apple Computer, Inc., JVC, Samsung and Toshiba Corporation, each of whom accounted for greater than 10% of our total 2002 revenues. One OEM accounted for 33%, another accounted for 25%, another accounted for 17% and one accounted for 10% of our royalty revenues during 2002. One other account comprised 9% of total 2002 revenues. All other OEM’s accounted for less than 5% of royalty revenues individually. During 2003 we anticipate a significant reduction in the revenues from Apple as it completes its migration to its newest operating system.

     The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 2002:

Partial List of OEM Licensees or Customers

Amlogic	NEC
Apple Computer Inc.	Panasonic TV & VCR (Matsushita Kotobuki Electronics Industries, Ltd.)
Cirrus Logic	Panasonic Car Audio (Matsushita Communications Industrial Co., Ltd.)
Emerson	Proton Electronic Industrial Co., Ltd.
Fujitsu Computer Corp.	Samsung
Hewlett Packard	Seiko Epson Corp.
Hitachi, Ltd.	Sanyo Corp.
Iiyama Electric Co., Ltd.	Sharp Corp.
Gateway Computer Corp.	Toshiba DVD
Golden Regent	Toshiba TV
LG Electronics	Taisei Electric, Inc.
JVC	Taiyo Electric Company, Ltd.
Labtec Enterprises, Inc.	Texas Instruments
Mag Monitors	Theta Digital
Marantz	VM Labs, Inc.
Mediatech	Zenith
Mitsubishi Image and Information Works

     As is evident from the above list we have extensive relationships with OEM licensees and customers outside the United States and, in fact, Japanese and Korean based entities accounted for 50% and 17%, respectively in 2002. The products incorporating our technology are, in turn, sold throughout the world, in market segments and amounts that are consistent with the overall general world markets for consumer electronics and software.

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

     Revenues and Expenses

     We generate revenues in our audio business from royalties pursuant to our Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. The Company’s revenues, which totaled $1,856,000 in 2002, were derived almost entirely from Foundry and OEM license fees and royalties.

     We seek to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and have eliminated our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales rep force.

     As noted above, in 2002, four major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Apple Computer, Inc., JVC, Samsung and Toshiba Corporation, each of whom accounted for greater than 10% of our total 2002 revenues. One OEM accounted for 33%, another accounted for 25%, another accounted for 17% and one accounted for 10% of our royalty revenues during 2002. One other account comprised 9% of total 2002 revenues. All other OEM’s accounted for less than 5% of royalty revenues individually.

     The Company achieved profitable operating results in 2000 and 2002 as a result of overhead reductions combined with the strong growth of DVD-related revenues. In 2001, we began expanding our headcount, primarily in the engineering area in anticipation of continued growth. At midyear, in light of a weakening in market conditions and lower than anticipated royalties from a key Asian account, expenditures were once again curtailed in order to bring overhead levels more in line with current revenues. Declining revenues were experienced from three major customers resulting from sluggish sales of their products and the cessation of use of our products by the smaller of these customers. In addition, while overhead reductions were implemented at mid-year, profitability was further impacted by either the delay or cancellation of anticipated products using our technology in light of weak market conditions. As a result, we were not profitable in 2001. With the acquisition of new accounts and to a lesser degree, growth of existing accounts, we were able to increase revenues and reduce expenses, which returned the company to profitability.

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

     Our principal competitors in the field of virtual audio are SRS Labs, Inc. and Qsound Labs, Inc. In addition, some DSP foundries and OEMs have proprietary virtual audio technologies that they regularly offer to OEMs at no cost. Pressure on OEMs to reduce their costs, particularly in the DVD market is intense. The marketplace is also susceptible to undisciplined competitors who, from time to time, may offer below market prices to generate short term revenue and larger market penetrations even if it does not provide for viable margins. In the future, our products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with the Company.

     We believe that we will favorably compete in this market because we offer a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, virtual surround sound, headphone and speaker virtualization technologies. By virtue of our specialized engineering and OEM support, we can offer a “turn-key” audio solution to OEMs who do not possess this expertise internally. We also have developed new products that address our customer’s need for a low cost solution. In addition, the strength of our IC Foundry and OEM relationships and the Spatializer brand name recognition in the industry are other key differentiators between both our branded and unbranded competition. Lastly, we continue to explore new and alternative business models that we believe serve the interests of both our customers and our stockholders.

Patents, Trademarks and Copyrights

     Our core signal processing technology is covered by U.S. patents 5,412,731, 5,896,456 and 6,307,941. On March 20, 1998, we filed a patent on our enCompass V 2.0 technology with the USPTO covering the Company’s enCompass 2.0 positional audio gaming technology. In June 2000, we filed an additional patent application for our reduced cost/higher performance 3-D Stereo circuit design. In late 2002, we filed a patent application covering our Spatializer PCE technology. Much of our intellectual property consists of trade secrets. We possess copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.

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

Employees

     We began 2002 with five full-time and nine part-time employees and sales representatives and decreased our staff to four full time and eight part-time employees, consultants and sales representatives by December 31, 2002. At year-end, there were three full-time employees and three consultants engaged in research and development. We employ the services of outside professional consultants, particularly in the engineering area, due to the tight labor market for such professionals in Silicon Valley as well as the need for specialized expertise in the course of our business. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relations with our employees and consultants to be satisfactory.

Item 2.  Properties

     Our corporate office and research center in Santa Clara, CA, is the primary location for our audio technology division, (“DPI”). We occupy approximately 2,700 square feet with an annual rent on a full service basis of approximately $79,000. The lease expired on November 30, 2002 and is renewed on a month to month basis.

     In Westlake Village, California we occupy approximately 300 square feet with an annual rent of approximately $9,600. The lease term on this space expired in April 2002 and is renewed on a month to month basis. This space in the Los Angeles area is used to facilitate business and contacts with the entertainment community as well as with our accountants, lawyers and directors.

     We lease an apartment in Santa Clara, CA for use by the chief executive officer when away from the executive office. The annual rent on this apartment is $18,840. The lease expires on March 30, 2003 and will be renewed for another six months on the same terms.

     We lease our space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. Our properties are well maintained, considered adequate and are being utilized for their intended purposes.

LEGAL PROCEEDINGS

     In connection with the downsizing of the Company in 1998, a number of employees were terminated and have filed, on various dates, employment and compensation related claims with the California State labor authorities. All but two of these claims have been settled. Two former officers and employees of MDT filed labor and employment termination related claims before the Labor Commissioner in 2000 seeking approximately $400,000 each which was allegedly due under each of their respective employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner postponed those proceedings while other litigation proceeded in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. These employees, however, filed for personal bankruptcy and, as a result, the state court proceeding was postponed and then dismissed primarily because of the bankruptcies. The claims became inactive. While bankruptcy for one employee has been dismissed, the claims have not been reactivated. We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the security holders of the Company either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2002.

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

     Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low sales price of our Common Stock on its principal market for fiscal years 2000, 2001 and 2002:

Period:	High (U.S. $)	Low (U.S. $)

2000
First Quarter	$2.56	$0.94
Second Quarter	$1.56	$0.44
Third Quarter	$1.06	$0.50
Fourth Quarter	$0.69	$0.19
2001
First Quarter	$0.56	$0.25
Second Quarter	$0.38	$0.23
Third Quarter	$0.31	$0.15
Fourth Quarter	$0.21	$0.11
2002
First Quarter	$0.22	$0.12
Second Quarter	$0.14	$0.09
Third Quarter	$0.13	$0.06
Fourth Quarter	$0.09	$0.06

     On March 5, 2003, the closing price reported by the OTC was U.S. $0.05. Stockholders are urged to obtain current market prices for our Common Stock. Beginning April 1, 1997, Computershare Investor Services, through its purchase of the transfer agent business in 2000 of Harris Trust Company of California has been our transfer agent.

Record Holders

     To our knowledge there were approximately 192 holders of record of the stock of the Company as of March 5, 2003. However, our transfer agent has indicated that beneficial ownership is in excess of 6,000 stockholders.

Dividends

     We have not paid any cash dividends on its Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. Our future dividend policy will be determined from time to time by the Board of Directors.

     However, holders of our Series B Preferred Stock are entitled to a cumulative dividend, payable only out of assets legally available for such payments. Holders of our Series B Preferred Stock are entitled to dividends prior to any holders of our Common Stock or any subsequent series of preferred stock which we may issue.

Item 6.  Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the Company’s consolidated financial statements that have been audited by Farber & Hass LLP, independent certified public accountants. The consolidated statements of operation and cash flows for the year ended December 31, 2002 and the report thereon are included elsewhere in this Report.

	Fiscal Year Ended

	December 31,	December 31,	December 31,	December 31,	December 31,
	1998	1999	2000	2001	2002

Consolidated Statement of Operations Data:
Revenues	$1,680	$1,660	$2,202	$1,604	$1,856
Cost Of Revenues	(134)	(49)	(248)	(97)	(131)

Gross Profit	1,546	1,611	1,954	1,507	1,725
Total Operating Expenses	(3,490)	(1,156)	(1,596)	(1,823)	(1,711)
Other Income (Expense), Net	(108)	(94)	34	73	(2)
Loss from Discontinued Operations	(3,702)
Income taxes	(38)	(6)	(10)	3	(6)

Net Income (Loss)	$(5,792)	$355	$382	$(240)	$18

Basic Income (Loss) Per Share(5)	$(0.29)	$0.01	$0.01	$(0.01)	$0.00

Diluted Income (Loss) Per Share(5)	$(0.29)	$0.01	$0.01	$(0.01)	$0.00

Weighted Average Common Shares	22,180,180	33,805,512	46,736,224	47,388,235	47,406,939

Consolidated Balance Sheet Data
Cash and Cash Equivalents	$264	$1,022	$1,468	$869	$859
Working Capital (Deficit)	(1,975)	395	1,195	1,124	1,125
Total Assets	893	2,118	2,457	1,753	1,746
Advances From Related Parties	857	337	337	113	113
Total Shareholders’ Equity (Deficit)	$(1,553)	$768	$1,651	$1,411	$1,429

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

     The third critical accounting policy relates to intangible assets. Our intangible assets consist primarily of patents. We capitalize all costs directly attributable to patents, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the patent (which range from 3 to 20 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing.

     The fourth critical accounting policy relates to the existence of an Audit Committee of our Board of Directors.

Audit Committee

     This committee is directed to review the scope, cost and results of the independent audit of the Company’s books and records, the results of the annual audit with Management and the internal auditors and the adequacy of the Company’s accounting, financial, and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company’s independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting of financial matters.

Compensation and Stock Committee

     The Compensation and Stock Option Committee of the Company (the “Compensation Committee”) currently consists of Messrs. Pace and Segel, each of whom is a non-employee director of the Company and a “disinterested person” with respect to the plans administered by such committee, as such term is defined in Rule 16b-3 adopted under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (collectively, the “Exchange Act”). The Compensation Committee reviews and approves annual salaries, bonuses and other forms and items of compensation for senior officers and employees of the Company. Except for plans that are, in accordance with their terms or as required by law, administered by the Board of Directors or another particularly designated group, the Compensation Committee also administers and implements all of the Company’s stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommends changes or additions to those plans or awards under the plans.

     The following discussion and analysis relates to the financial condition and results of operations of the Company and our subsidiaries for the year ended December 31, 2002 compared to the year ended December 31, 2001, and the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Results of Operations

For the Year Ended December 31, 2002, Compared to the Year Ended December 31, 2001

Revenues

     Revenues increased to $1,856,000 for the year ended December 31, 2002 compared to $1,604,000 for the year ended December 31, 2001, an increase of 16%. Revenues are almost entirely comprised royalties pertaining to the licensing of Spatializer® audio signal processing algorithms.

     The increase in revenues is attributed primarily to the addition of two new accounts which generated in excess of 10% of total revenue each, partially offset by declining royalties on declining analog chip sales from another account.

     Gross Profit

     Gross profit increased to $1,725,000 for the year ended December 31, 2002 compared to $1,507,000 in the comparable period last year, an increase of 14%. Gross margin decreased to 93% of revenue in the year ended December 31, 2002 compared with 94% of revenue for the comparable period last year. The increase in gross profit results from higher revenues in the current year, partially offset by slightly lower gross margin. This decrease in the gross margin percentage reflects a slight change in mix to commissionable foreign royalty revenue compared to non-commissionable U.S. sourced revenue. The Company maintains a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to the Company’s independent representatives that solicit and oversee the particular accounts.

     Operating Expenses

     Operating expenses for the year ended December 31, 2002 decreased to $1,711,000 (92% of sales) from $1,823,000 (114% of sales) for the year ended December 31, 2001, a decrease of 6%. The decrease in operating expenses results primarily from completion of various outside engineering consulting projects in 2001 for which we paid outside engineering fees. In 2002, a much greater level of applications engineering projects were either done in house or by our licensed distributors and the fees incurred for such work was significantly reduced over the prior year. However, levels of pure R&D were unchanged between the two years, as reflected by the level of new product introductions.

     General and Administrative

     General and administrative costs increased to $766,000 for the year ended December 31, 2002 from $707,000 for the year ended December 31, 2001, an increase of 9%. The increase is primarily due to increased legal expenses related to public filings and increased travel by the CEO. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.

     Research and Development

     Research and Development costs decreased to $433,000 for the year ended December 31, 2002, compared to $639,000 for the year ended December 31, 2001, a decrease of 32%. The decrease in research and development expense was due completion of various outside engineering consulting projects in 2001 for which we paid outside engineering fees. In 2002, a much greater level of applications engineering projects were either done in house or by our licensed distributors and as such, the fees incurred for such work were significantly reduced over the prior year. However, levels of pure R&D were unchanged between the two years, as reflected by the level of new product introductions.

     The Company continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward the launch of encompass AV™ , development of Spatializer Audio Alchemy™, refinement of Spatializer Natural Headphone™ and applications engineering to port the Company’s technology to leading processor platforms.

     Sales and Marketing

     Sales and Marketing costs increased to $513,000 for the year ended December 31, 2002, compared to $476,000 for the year ended December 31, 2001, an increase of 8%. Spending was increase in the area of foreign travel, where the Asian customer visitation frequency was doubled in the second half of 2002.

     Net Income (Loss)

     Net Income was $18,000 for the year ended December 31, 2002, compared to net loss of $240,000 for the year ended December 31, 2001. Net Income for the current period is primarily the result of higher revenues and improved overhead management.

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

     Research and Development

     Research and Development costs increased to $640,000 for the year ended December 31, 2001, compared to $540,000 for the year ended December 31, 2000, an increase of 19%. The increase in research and development expense was due to the additions to headcount early in the year, search fees paid for certain engineers hired by the Company and expanded use of engineering consultants for specialized projects.

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

     Interest Income

     Interest income on short-term investments decreased $23,499 from 2000 to 2001 due to lower cash investments combined with lower interest rates.

     Interest Expense

     Interest expense decreased $22,862 due to repayment of $225,242 of Notes Payable to Related Parties in 2001.

     Other Income (Expense), Net

     Other income (expense) includes approximately $35,000 in gains on settlements of claims relating to its discontinued operation, MDT.

     Net Income (Loss)

     Net loss was $240,000 for the year ended December 31, 2001, compared to net income of $382,000 for the year ended December 31, 2000. The net loss for the current period is primarily the result of lower revenues and higher overhead, partially offset by improved gross margin.

     Liquidity and Capital Resources

     At December 31, 2002, we had $859,000 in cash and cash equivalents as compared to $869,000 at December 31, 2001. The decrease in cash and cash equivalents is attributed to modest increases in fixed assets and patent filing expenditures. We had working capital of $1,125,000 at December 31, 2002 as compared with working capital of $1,124,000 at December 31, 2001. Our future cash flow will come primarily from the audio signal processing licensing, Original Equipment Manufacturers’ (“OEM”) royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which should generate additional cash flow without imposing any substantial costs on the Company. We anticipate that there will be a wind down of our licensing program in early 2003 with a large computer account as that entity completes its migration to its latest operating system. We added or expanded our relationships with JVC, Sanyo, Orion and Mediatech this past year. We believe that growth from these and other licensing arrangements including some that are pending but not announced or in negotiation, will substantially offset any revenue shortfalls from the computer account by the third quarter of fiscal 2003. Mediatech, in particular, has been successful in penetrating the DVD market and our relationship with them positions us well as the audio solutions provider of choice in these new accounts for 2003 and 2004. Further, by the second half of 2003, we expect to begin generating revenues from the Company's new products that were introduced in 2002.

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

     To the extent the Company maintains or exceeds its projected revenues and is not required to fund contingencies, it expects to continue to retain its current cash reserves and therefore, maintain its liquidity position at a consistent level both on a short-term and long-term basis. To the extent that the Company does not achieve current operating levels or is required to fund contingencies, it will be required to use some of its cash reserves and this could impact its longer term liquidity. In addition, we wish to achieve accelerated growth and to take advantage of the dynamic market forces in which we operate, rather than to be affected by them. To address these objectives, we retained Neveric Capital, a San Francisco based investment banking firm, to identify and evaluate strategic opportunities and to explore alternatives to enhance stockholder value and support the Company's growth and overall strategy.

     In December 1999, we completed a set of financial transactions (the “1999 Transactions”) with certain existing holders of our equity and debt and with new institutional investors. The 1999 Transactions included the private placement of 1,884,254 additional shares of our Common Stock ($1.05 million in new capital or $0.56 per share), the issuance of warrants to acquire 2,100,000 shares of Common Stock exercisable for three years at an exercise price of $.67 per share), the cancellation of 500,000 warrants to acquire Common Stock issued in an earlier financing, the conversion of $1 million of short term debt into a new Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and the conversion of $225,000 of secured debt into secured convertible debt.

     In the 1999 Transactions, $895,000 in short term loan advances from officers, directors and their affiliates and certain other securities holders, and accrued interest of $134,647, were restructured into the $1,000,000 in new Series B Preferred Stock. The Series B Preferred Stock, and any dividends therefrom not converted into cash, were convertible commencing in 2001 into restricted Common Stock at a 10% discount, based on the 10 day average closing bid price prior to the conversion, but subject to a minimum conversion of $.56 per share and a maximum of $1.12 per share. The Company had an option to redeem with cash any Series B Preferred Stock not converted before the end of 2002 and to pay Series B Preferred Stock accrued and declared cumulative dividends of 10%. In November 2002, the Board of Directors and the holders of the Series B Preferred Stock, agreed to exchange the Series B Preferred Stock for a new Series B-1 Preferred Stock which had terms substantially the same as the Series B Preferred Stock, except that the conversion date was deferred to December 2005, no future dividends will accrue and dividends for prior periods on the Series B Preferred Stock were reset and recalculated to the LIBOR rate in effect on the first business day of each of 2000, 2001 and 2002, respectively and were paid through the issuance of the appropriate number of shares of Series B-1 Preferred Stock. The exchange was completed in December 2002. The 500,000 warrants issued in the 1999 Transactions expired, without exercise in December 2002. In connection with the exchange the Series B-1 Preferred Stock, we withdrew the Series A and Series B Preferred Stock and, therefore, currently the Series B-1 Preferred Stock is our only authorized or outstanding class of preferred stock.

     As noted above, in the 1999 Transactions, $225,000 of secured debt, including accrued interest, was converted into secured long term convertible debt. The long term debt was repaid with interest in 2001. We currently have a related party obligation of $112,500 which bears interest of 10% per annum, which we pay on a current basis. The debt is due on demand.

     We eliminated Net Liabilities of Discontinued Operation since the statute of limitations for claims has been exceeded. We continue to maintain an accrual for unasserted claims or settlement costs related to the discontinuation of MDT in 1999. We do not expect any final liability to be in excess of this balance.

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

     Net Operating Loss Carry forwards

     At December 31, 2002, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.

     Inflation

     We believe that the moderate inflation rate of the last several years has not impacted our operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions apply to all business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS no. 142 were effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 142 during the first quarter of fiscal 2002, and the adoption of SFAS No. 142 had no material impact on our financial reporting and related disclosures.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for us beginning fiscal 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the associated asset retirement costs capitalized as part of the carrying amount of the long-lived assets. We do not expect the adoption of SFAS No. 143 to have a material impact on our financial position and results of operations.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. SFAS No. 144 supersedes FASB Statement No. 121 and parts of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions Relating to Extraordinary Items.” However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment or in a distribution to owners) or is classified as held for sale. SFAS No. 144 addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial position and results of operations.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position and results of operations.

     In December 2002, the FASB issued SFAS 148 “Accounting for Stock-Based Compensation” an amendment to SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions; for financial reports containing financial statements for interim periods beginning after December 15, 2002 for interim disclosure provisions. The adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at December 31, 2002. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors Of Spatializer Audio Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (The “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with generally accepted accounting policies in the United States of America.

/s/   FARBER & HASS LLP

Oxnard, California
March 18, 2003

Item 8. Financial Statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2002	2001

Current Assets:
Cash and Cash Equivalents	$858,725	$869,478
Accounts Receivable	499,023	442,555
Prepaid Expenses and Other Current Assets	82,920	133,251

Total Current Assets	1,440,668	1,465,284
Property and Equipment, Net	70,842	50,586
Intangible Assets, Net	225,859	255,726
Other Assets	8,471	1,510

	$1,745,840	$1,753,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Party	112,500	112,500
Accounts Payable	39,027	14,872
Accrued Wages and Benefits	108,771	72,969
Accrued Expenses	55,682	41,197
Net Liabilities of Discontinued Operation	—	100,000

Total Current Liabilities	315,980	341,538

Commitments and Contingencies

Series B-1 Redeemable Convertible Preferred Shares, $0.01 par value: 1,000,000 shares authorized; 102,762 shares issued and outstanding at December 31, 2002 (liquidation preference of $1,027,620)	1,028
Stockholders’ Equity (Deficit):
10% Series B Convertible Preferred Shares $0.01 par value 1,000,000 shares authorized; 87,967 converted to Series B-1		880
Common shares, $0.01 par value; 65,000,000 shares authorized; 47,406,939 and 47,406,939 shares issued and outstanding at December 31, 2002 and 2001, respectively	474,070	474,070
Additional Paid-In Capital	46,402,704	46,402,852
Accumulated Deficit	(45,447,942)	(45,466,234)

Total Shareholders’ Equity	1,428,832	1,411,568

	$1,745,840	$1,753,106

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

Revenues:
Product Revenues, Net
Licensing Revenues
Royalty Revenues	$1,855,934	$1,603,782	$2,201,812

	1,855,934	1,603,782	2,201,812
Cost of Revenues	130,516	96,783	248,217

	1,725,418	1,506,999	1,953,595

Operating Expenses:
General and Administrative	765,637	707,115	599,291
Research and Development	432,826	639,223	540,269
Sales and Marketing	512,727	476,432	455,901

	1,711,190	1,822,770	1,595,461

Operating Income (Loss)	14,228	(315,771)	358,134

Interest Income	12,432	41,358	64,857
Interest Expense	(14,493)	(11,250)	(34,112)
Other Income (Expense), Net	25	42,691	3,140

	(2,036)	72,799	33,885

Income (Loss) Before Income Taxes	12,192	(242,972)	392,019
Income Taxes	(6,100)	2,865	(10,000)

Net Income (Loss)	$18,292	$(240,107)	$382,019

Basic and Diluted Income (Loss) per Share:	$.00	$(.01)	$.01

Weighted-Average Shares Outstanding	47,406,939	47,247,455	46,736,224

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net Income (Loss)	$18,292	$(240,107)	$382,019
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation	54,737	77,785	64,730
Amortization	50,766	61,345	21,239
Stock and Options Issued for Services			30,000
Net Change in Assets and Liabilities:
Accounts Receivable	(56,460)	64,003	181,037
Prepaid Expenses and Deposits	43,370	(63,132)	(3,818)
Accounts Payable	24,155	(36,910)	(182,335)
Accrued Expenses and Other Liabilities	50,286	(46,819)	(183,268)
Discontinued Operations	(100,000)	(155,840)	(163,760)

Net Cash Provided (Used) by Operating Activities	85,138	(339,675)	145,844

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(74,993)	(20,311)	(40,489)
Proceeds from Disposal			500
Intangible Assets	(20,898)	(14,282)	(116,235)

Net Cash Used by Investing Activities	(95,891)	(34,593)	(156,224)

Cash Flows from Financing Activities:
Exercise of Options and Warrants		1,000	470,519
Notes and Amounts Due to (from) Related Parties		(225,242)
Repayments/Termination of Notes Payable			(14,149)

Net Cash Provided by Financing Activities		(224,242)	456,370

Increase (Decrease) in Cash and Cash Equivalents	(10,753)	(598,510)	445,990
Cash and Cash Equivalents, Beginning of Year	869,478	1,467,988	1,021,998

Cash and Cash Equivalents, End of Year	$858,725	$869,478	$1,467,988

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Interest	$14,493	$11,250	$11,250
Income Taxes	$2,400	$3,237	$2,569

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	10% Series B Convertible		Common
	Preferred Shares		Shares	Common Shares

					Additional		Total
	Number of	Par	Number of	Par	Paid-In-	Accumulated	Shareholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 1999	102,967	$1,030	46,174,970	$461,750	$45,913,503	$(45,608,146)	$768,137
Options Exercised			648,001	6,480	438,839		445,319
Warrants Exercised			210,000	2,100	23,100		25,200
Stock Issued for Services			55,000	550	29,450		30,000
Net Income						382,019	382,019
Balance, December 31, 2000	102,967	$1,030	47,087,971	$470,880	$46,404,892	$(45,226,127)	$1,650,675

Conv. of Pfd. Shares, net	(15,000)	(150)	313,968	3,140	(2,990)
Options Exercised Warrants Exercised			5,000	50	950		1,000
Net Loss						(240,107)	(240,107)
Balance, December 31, 2001	87,967	$880	47,406,939	$474,070	$46,402,852	$(45,466,234)	$1,411,568

Conversion of 10% Series B to Redeemable Series B-1	(87,867)	(880)					(880)
Series B Pfd. Share dividend					(148)		(148)
Net Income						18,292	18,292
Balance, December 31, 2002	-0-	$-0-	47,406,939	$474,070	$46,402,704	$(45,447,942)	$1,428,832

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

     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At December 31, 2002 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At December 31, 2002, four major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Apple Computer, Inc., JVC, Samsung and Toshiba Corporation, each of whom accounted for greater than 10% of our total 2002 accounts receivable. One OEM accounted for 28.0%, another accounted for 22.4%, another accounted for 22.0% and one accounted for 14.6% of our total accounts receivable at December 31, 2002.

     The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. Due to the contractual nature of sales agreements and historical trends, no allowance for doubtful accounts has been provided.

     The Company does not apply interest charges to past due accounts receivable.

     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

     Customers Outside of the U.S.- Sales to foreign customers were 67%, 59% and 60% of total sales in the years ended December 31, 2002 and 2001 and 2000, respectively.

     Major Customers — During the year ended December 31, 2002, three customers accounted for 33%, 25%, and 17%, respectively, of the Company’s net sales.

     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.

     Advertising Costs — Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Consolidated advertising expense amounted to $27,645, $20,568 and $2,968 in 2002, 2001 and 2000, respectively.

     Property and Equipment — Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Property and equipment are depreciated over the useful lives of the asset ranging from 3 years to 5 years under the straight line method.

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

     The impact of Statement 128 on the calculation of earnings per share is as follows:

Year Ended December 31,

2002

BASIC:
Net Income (Loss) Available to Common Shareholders	$18,292
Weighted Average Shares Outstanding	47,406,939
Basic Earnings(Loss)per Share	$0.00
DILUTED:
Net Income (Loss) Available to Common Shareholders	$18,292
Weighted Average Shares Outstanding	47,406,939
Net Effect of Dilutive Stock Options and Warrants Based on the Treasury Stock Method Using Average Market Price
Total Shares	47,406,939
Diluted Earnings per Share	$0.0000
Average Market Price of Common Stock	$.1234
Ending Market Price of Common Stock	$.06

     The following table presents contingently issuable shares, options and warrants to purchase shares of common stock at December 31, 2002. Those that were outstanding during 2001 were not included in the computation of diluted loss per share because the impact would have been anti-dilutive:

2002

Options	2,671,500
Warrants	-0-

Total	2,671,500

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

     Impairment of Long-Lived Assets and Assets to be Disposed of - The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets (see Notes 4). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Segment Reporting - The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of December 31, 2002, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business. Approximately 67% of total revenues in 2002 were to companies located in Asia.

     Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Recent Accounting Pronouncements - The FASB recently issued the following statements: FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities, FASB 147 - Acquisitions of Certain Financial Institutions, FASB 148 - Accounting for Stock-Based Compensation. These FASB statements did not, or are not expected to, have a material impact on the Company's financial position and results of operations.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2002 and 2001 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2002 and 2001 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

     Discontinued Operation - In September 1998, the Board of Directors approved a plan to refocus corporate activities on the Company’s core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation (see Note 11).

(3)	Property and Equipment

     Property and equipment, as of December 31, 2002 and 2001, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	2002	2001

Office Computers, Software, Equipment and Furniture	$307,973	$304,127
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	171,301	100,155

	2002	2001

Automobiles	7,000	7,000
Leasehold Improvements	0	22,122

Total Property and Equipment	605,113	552,243
Less Accumulated Depreciation and Amortization	534,271	501,657

Property and Equipment, Net	$70,842	$50,586

(4)	Intangible Assets

     Intangible assets, as of December 31, 2002 and 2001 consist of the following:

	2002	2001

Capitalized Patent, Trademarks and Technology Costs	$486,549	$465,650
Less Accumulated Amortization	260,690	209,924

Intangible Assets, Net	$225,859	$255,726

     Estimated amortization is as follows:

2003	$50,765
2004	$43,794
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$72,163

225,859

(5)	Notes Payable to Related Parties

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $112,500 at December 31, 2002. This amount bears interest at a fixed rate of 10% annually and is due on demand.

(6)	Shareholders’ Equity

     During the year ended December 31, 2002, no shares were issued or converted.

     During the year ended December 31, 2001, shares were issued or converted as follows:

     In 2001, the Company converted 15,000 shares of Series B Convertible Preferred Shares into 313,968 shares of common stock as per the terms of the 1999 Transactions. In addition, warrants to purchase 5,000 shares of common stock were exercised in 2001, increasing shareholders’ equity by $1,000.

Capitalization

Series A Preferred Stock: On December 26, 2002 the Company filed a Certificate of Elimination with the Delaware Secretary of State stating that no shares of the Corporations Series A Preferred Stock are outstanding and that no shares of the Series A Preferred Stock will be issued.

Series B Preferred Stock: On December 26, 2002 the Company filed a Certificate of Elimination with the Delaware Secretary of State stating that no shares of the Corporations Series B Preferred Stock are outstanding and that no shares of the Series B Preferred Stock will be issued.

Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series has a par value of $0.01 and a stated value of $10.00 per share US and is designated as a liquidation preference. The stock will rank prior to the Company's common stock. No dividends will be paid on the Series B-1 Preferred Stock. Conversion rights exist on or after January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula. At December 29, 2005 certain mandatory conversion requirements exist subject to a certain formula. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading exist based on date sensitive events. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock.

(7)	Escrowed Performance Shares

     In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commissions (“BCSC”) for the release of the Company’s 5,776,700 escrowed “Performance Shares” from Canadian Escrow into a new escrow arrangement with the Company. The overall modification was approved by the Company’s shareholders in August 1996. Under the revised arrangement, the performance shares were released automatically as follows: 20% on June 22, 2000; 30% on June 22, 2001; and 30% on June 22, 2002. Under the revised escrow arrangement, the performance shares vested, provided the individual had not voluntarily terminated his/her relationship with the Company prior to applicable vesting dates.

     Based on the revised escrow arrangement, which primarily converted the escrow shares release from performance criteria to a time-based criteria, the Company recorded as compensation expense the excess of the fair market value of the 5,776,700 performance shares on the date the Company accepted the terms of the new escrow arrangement over the purchase price of such escrow shares.

     All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 2002, 2001 and 2000. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above. As of December 31, 2002, all performance shares under the escrow arrangement have been released.

(8)	Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,740,694 as of December 31, 2002. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 2002, there were 2,069,194 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.11, $0.29 and $0.19, and, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002: expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 427% and expected life of 5 years; 2001 expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 332% and an expected life of 5 years; 2000- expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 654% and an expected life of 5 years.

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

	2002	2001	2000

NET INCOME (LOSS):
As Reported	$18,292	$(240,107)	$382,019
Pro Forma	$(136,498)	$(344,853)	$292,169
BASIC AND DILUTED LOSS:
As Reported	$0.01	$(0.01)	$0.01
Pro Forma	$(0.01)	$(0.01)	$0.01

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

     Stock option activity during the periods indicated is as follows:

		Weighted-Average
	Number	Exercise Price

Options outstanding at December 31, 1999	2,859,467	$1.271

Options granted	400,000	$0.19
Options exercised	(648,001)	$0.69
Options forfeited	(399,167)	$1.92

Options outstanding at December 31, 2000	2,212,299	$1.13

Options granted	410,000	$0.29
Options exercised	(0)	$0.00
Options forfeited	(750,000)	$0.83

Options outstanding at December 31, 2001	1,872,299	$0.45

Options granted	1,300,000	$0.11
Options exercised	(0)	$0.00
Options forfeited	(500,799)	$2.29

Options outstanding at December 31, 2002	2,671,500

     At December 31, 2002, the number of options exercisable was 2,668,332 and the weighted-average exercise price of those options was $0.24.

(9)	Warrants

     Warrant activity for the periods indicated below is as follows:

	Warrants	Warrant Price

Warrants outstanding at December 31, 1999	2,730,000	$0.67
Warrants issued	0	$0.00
Warrants exercised	(210,000)	$0.12
Warrants expired	0	$0.00

Warrants outstanding at December 31, 2000	2,520,000	$0.72

Warrants issued	0	$0.00
Warrants exercised	(5,000)	$0.20
Warrants expired	(415,000)	$1.16

Warrants outstanding at December 31, 2001	2,100,000	$0.65

Warrants issued	0	$0.00
Warrants exercised	0	$0.00
Warrants expired	(2,100,000)	$0.65

Warrants outstanding at December 31, 2002	0

     All of the warrants granted in 1999 were issued in connection with private placements. At December 31, 2002, all such warrants had expired, without exercise.

(10)	Income Taxes

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000

State franchise tax	$2,400	$2,864	$800
Federal taxes	(0)	(0)	9,200

Total	$2,400	$2,864	$10,000

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 10% to 16.5% and are recorded as net foreign revenue.

     Income tax expense for the years ended December 31, 2002, 2001 and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carryforwards for which no tax benefit has been provided.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 is composed primarily of the net loss carryforwards. The net change in the total valuation allowance for the year ended December 31, 2001 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2002. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

     At December 31, 2002, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000.

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

     Based on this action, the Company is treating MDT as a discontinued operation. Accordingly, the balance sheet and statement of operations of MDT are not consolidated in the continuing operations of the Company, but rather are disclosed as Net Liabilities of Discontinued Operation and Loss From Discontinued Operation, respectively. At December 31, 2002, after four years of inactivity and inability to sell the assets, the remaining balance of $71,045 was eliminated.

(12)	Commitments and Contingencies

     In connection with the downsizing of the Company in 1998, a number of employees were terminated and have filed, on various dates, employment and compensation related claims with the California State labor authorities. All but two of these claims have been settled. Two former officers and employees of MDT filed labor and employment termination related claims before the Labor Commissioner in 2000 seeking approximately $400,000 each which was allegedly due under each of their respective employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner postponed those proceedings while other litigation proceeded in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. These employees, however, filed for personal bankruptcy and as a result, the state court proceeding was postponed and then dismissed primarily because of the bankruptcies. The claims became inactive. While bankruptcy for one employee has been dismissed the claims have not been reactivated. We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

     Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments for all operating leases of approximately $77,000 through November 2002. Rent expense amounted to approximately $78,000, $ 78,000 and $115,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(13)	Profit Sharing Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan. The amount charged to administrative expense for the Plan in 2002, 2001 and 2000 was approximately $2,000 per annum.

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information required for this item incorporated by reference to the Definitive Proxy to be filed on or before April 30, 2003.

Item 11.  Executive Compensation

     Information required for this item incorporated by reference to the Definitive Proxy to be filed on or before April 30, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,671,500 [1]	$0.24 [1]	[2]
Equity compensation plans not approved by security holders	0	0	0
Total

[1]	Represents options to acquire the Company’s Common Stock under the Company’s 1995 Stock Option Plan and 1996 Incentive Plan approved by the Company’s stockholders in 1995 and 1996, respectively. The 1995 Plan authorizes grants of options to purchase authorized but unissued common stock in an amount of up to 10% of total common shares outstanding at each calendar quarter or, 4,740,694 as of December 31, 2002. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable as determined by the committee on date of grant. The 1996 Plan supplements the 1995 Plan by allowing for stock appreciation, incentive shares and similar accruals aggregating not more than the equivalent of 500,000 shares and the regrant of any Performance Shares that become available for regrant. See Note 2.

[2]	In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commissions for the release of the Company’s 5,776,700 escrowed “Performance Shares” from Canadian Escrow into a new escrow arrangement with the Company. The overall modification was approved by the Company’s stockholders in August 1996. Under the revised arrangements, the final release date was June 22, 2002. Since all the Performance Shares were included in the issued and outstanding shares as of 1996 and thereafter, the Performance Shares have no dilutive effect on the Company’s equity.

     The remaining information is required for this item is incorporated by reference to the Definitive Proxy to be filed on or before April 30, 2003.

Item 13.  Certain Relationships and Related Transactions

     Information required for this item incorporated by reference to the Definitive Proxy to be filed on or before April 30, 2003.

Item 14.  Controls and Procedures

     Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Consistent with the Company’s policies adopted to accommodate a single person holding both designations, the evaluation was undertaken in consultation with the Company’s audit committee and accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibit
Number	Description

2.1*	Desper-Spatializer Reorganization Agreement dated January 29, 1992. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

2.2*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000

3.5	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002

3.6	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002

3.7	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002

4.1*	Form of Subscription Agreement for August 1994 Private Placement. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.2*	Form of Subscription Agreement for November 1994 Private Placement. (Incorporated by reference to the Company’s Registration Statement on Form S-1.)

4.3*	Form S-1, Registration No. 33-90532, effective August 21, 1995.) Form of Spatializer-Yukon Incentive Stock Option Agreement. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.4*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.5*	Performance Share Escrow Agreements dated June 22, 1992 among Montreal Trust Company of Canada, Spatializer-Yukon and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

Exhibit
Number	Description

4.6*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

4.7*	Form of Subscription Agreement for 1995 Private Placements. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.8*	Form of Subscription Agreement and Warrant Agreement for March 7, 1997 Private Placement. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.9*	Modification Agreement for Escrowed Performance Shares. (Incorporated by reference to the Company’s Definitive Proxy Statement dated June 28, 1996 and previously filed with the Commission.)

4.10*	Subscription Agreement for April 1998 Private Placement. (Incorporated by reference to the Company’s Registration Statement on Form S-3, Registrations No. 333-52863, filed May 15, 1998.)

4.11*	Common Stock Purchase Agreement dated as of December 29, 1999 among the Company, CPR (USA) Inc., LibertyView Funds, L.P., LibertyView Fund, LLC

4.12*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.

4.13*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Funds, L.P.

4.14*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to LibertyView Fund, LLC

4.15*	Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC

4.16*	Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to CPR (USA) Inc.

4.17*	Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView Funds, L.P.

4.18*	Secured Non-Negotiable Convertible Promissory Note dated as of December 29, 1999 issued by the Company to LibertyView Fund LLC

4.19*	Registration Rights Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC

4.20*	Agreement Regarding Cancellation of Warrants, dated as of December 29, 1999 among CPR (USA), Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC

4.21*	Common Stock Subscription Agreement dated as of December 29, 1999 between the Company and Lufeng Investments (as assignee of Arab Commerce Bank)

4.22*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Lufeng Investments (as assignee of Arab Commerce Bank)

4.23*	Registration Rights Agreement dated as of December 29, 1999 between the Company and Lufeng Investments (as assignee of Arab Commerce Bank)

4.24*	Common Stock Subscription Agreement dated as of December 29, 1999 between the Company and Bank Insinger de Beaufort

4.25*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Bank Insinger de Beaufort

4.26*	Registration Rights Agreement dated as of December 29, 1999 between the Company and Bank Insinger de Beaufort

4.27*	Common Stock Subscription Agreement dated as of December 29, 1999 between the Company and Romofin, A.G

4.28*	Stock Purchase Warrant, dated as of December 29, 1999 issued by the Company to Romofin, A.G

4.29*	Registration Rights Agreement dated as of December 29, 1999 between the Company and Romofin, A.G

4.30*	10% Convertible Preferred Stock Subscription Agreement dated as of December 29, 1999 between the Company and Clarion Finanz, A.G. Carlo Civelli, Henry R. Mandell, James D. Pace, Jerold H. Rubinstein, Gilbert N. Segel, Aton Select Fund Ltd. and Romofin A.G

4.31	Form of Exchange Agreement effective December 26, 2002 entered into by holders of Series B Preferred Stock in connection with exchange of same for Series B-1 Preferred Stock

10.1*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

Exhibit
Number	Description

10.2*	License Agreement dated November 11, 1994 between DPI and ESS. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.3*	License Agreement dated June 10, 1994 between Joel Cohen and DPI. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.4*	Agreement Regarding Indebtedness dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC

10.5*	Security Agreement dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC

10.6*	Finder’s Fee Agreement dated as of December 27, 1999 between the Company and Bristol Capital, L.L.C

21.1	Schedule of Subsidiaries of the Company

99.1	Certification of Chief Executive Officer and Chief Financial Officer

*	Previously filed.

     Financial Statements — See pages 17 and following.

     Reports on 8-K — None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003	SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ Henry R. Mandell Henry R. Mandell Chief Executive Officer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlo Civelli Carlo Civelli	Director	March 26, 2003

Stephen W. Desper	Director	March , 2003

/s/ James D. Pace James D. Pace	Director	March 26, 2003

/s/ Gilbert N. Segel Gilbert N. Segel	Director	March 26, 2003

/s/ Henry R. Mandell Henry R. Mandell	Director	March 26, 2003