Form 10-Q
period 2003-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2003-05-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2003

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

As of May 9, 2003, there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2003	2002

	(unaudited)
Current Assets:
Cash and Cash Equivalents	$893,577	$858,725
Accounts Receivable, net	345,500	499,023
Prepaid Expenses and Deposits	91,777	82,920

Total Current Assets	1,330,854	1,440,668
Property and Equipment, net	59,856	70,842
Intangible Assets, net	212,809	225,859
Other Assets	6,853	8,471

Total Assets	$1,610,372	$1,745,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Parties	112,500	112,500
Accounts Payable	31,993	39,027
Accrued Wages and Benefits	76,703	108,771
Accrued Expenses	33,765	55,682

Total Current Liabilities	254,961	315,980

Commitments and Contingencies
Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 102,762 shares issued and outstanding at March 31, 2003 and December 31, 2002.	1,028	1,028

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 47,406,939 shares issued and outstanding at March 31, 2003 and December 31, 2002.	474,070	474,070
Additional Paid-In Capital	46,402,704	46,402,704
Accumulated Deficit	(45,522,391)	(45,447,942)

Total Shareholders’ Equity	1,354,383	1,428,832

	$1,610,372	$1,745,840

See accompanying notes to consolidated financial statements.

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended

	March 31,	March 31,
	2003	2002

Revenues:
License Revenues	$—	$—
Royalty Revenues	332,378	440,481
Product Revenues	—	—

	332,378	440,481
Cost of Revenues	35,942	28,202

Gross Profit	296,436	412,279
Operating Expenses:
General and Administrative	156,402	135,335
Research and Development	109,003	123,603
Sales and Marketing	102,139	130,339

	367,544	389,276

Operating Profit (Loss)	(71,108)	23,003
Interest and Other Income	2,492	3,489
Interest and Other Expense	(2,813)	(2,813)

	(321)	677

Income (Loss) Before Income Taxes	(71,429)	23,680
Income Taxes	(3,020)	(2,400)

Net Income (Loss)	$(74,449)	$21,280

Basic and Diluted Income (Loss) Per Share	$(0.00)	$0.00

Weighted Average Shares Outstanding	47,406,939	47,406,939

See accompanying notes to consolidated financial statements.

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$(74,449)	$21,279
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	25,806	29,480
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	153,523	(14,198)
Prepaid Expenses and Deposits	(7,238)	78,734
Accounts Payable	(7,034)	(2,017)
Changes in Discontinued Operation	—	(11,850)
Accrued Liabilities	(53,985)	(20,593)

Net Cash Provided By (Used In) Operating Activities	36,623	80,835

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(1,770)	—
Increase in Capitalized Patent and Technology Costs	—	(72,561)

Net Cash Provided By (Used in) Investing Activities	(1,770)	(72,561)

Cash flows from Financing Activities:
Issuance of Preferred Shares, Net	—	—
Issuance of Common Shares, Net	—	—
Exercise of Options	—	—
Exercise of Warrants	—	—
Issuance of Notes Payable	—	—
Issuance of Related Party Payable	—	—
Repayment of Notes Payable	—	—

Net Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash and Cash Equivalents	34,853	8,274
Cash and Cash Equivalents, Beginning of Period	858,724	869,478

Cash and Cash Equivalents, End of Period	$893,577	$877,752

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,811	$2,811
Income Taxes	3,020	2,400

See accompanying notes to consolidated financial statements.

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Common Shares
Total
	Number of		Additional	Accumulated	Shareholders’
	shares	Par value	paid-in-capital	Deficit	Equity

Balance, December 31, 2002	47,406,939	$474,070	$46,402,704	$(45,447,942)	$1,428,832
Issuance of Preferred Shares, Net	—	—	—	—	—
Options Exercised	—	—	—	—	—
Warrants Exercised	—	—	—	—	—
Options Issued for Services	—	—	—	—	—
Conversion of Preferred Shares, Net	—	—	—	—	—
Net Income (Loss)	—	—	—	(74,449)	(74,449)

Balance, March 31, 2003	47,406,939	$474,070	$46,402,704	$(45,522,391)	$1,354,383

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

     The Company’s wholly-owned subsidiary, MultiDisc Technologies, Inc. (“MDT”), was in the business of developing scaleable, modular compact disc and digital versatile disc (“DVD”) server technologies associated with a network based compact disc/DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets have been marketed for sale (see Note 9).

(2) Significant Accounting Policies

     Basis of Presentation — The interim consolidated financial statements of the Company are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated Financial Statements for the interim periods presented. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2002 Annual Report and particularly to Note 2 which includes a summary of significant accounting policies.

     Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation (see Note 9). All significant intercompany balances and transactions have been eliminated in consolidation. Corporate administration is not allocated to subsidiaries.

     Revenue Recognition — The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At March 31, 2003 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At March 31, 2003, five major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Apple Computer, Inc., JVC, Samsung, Sanyo and Orion Corporation, each of whom accounted for greater than 10% of our total 2002 accounts receivable. One OEM accounted for 28.0%, another accounted for 22%, another accounted for 14.0%, another accounted for 13% and one accounted for 10% of our total accounts receivable at March 31, 2003.

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

     Customers Outside of the U.S. — Sales to foreign customers were 77% and 66% of total sales in the year to date periods ended March 31, 2003 and 2002, respectively.

     Major Customers — During the quarter ended March 31, 2003, five customers accounted for 29%, 23%, 15%, 14% and 11%, respectively, of the Company’s net sales.

     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.

     Advertising Expenses — Advertising is expensed when incurred and included in selling, general and administrative expenses.

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

     Intangible Assets — Intangible assets consist of patent costs and trademarks which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to twenty years. The weighted average useful life of patents was approximately 12 years.

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2003 and 2002 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2003	2002

Options	2,571,500	2,259,133
Warrants	0	1,250,000

	2,571,500	3,509,133

During the three months ended March 31, 2003, no options were granted to officers and board members and 100,000 options had expired.

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

     Segment Reporting - The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of March 31, 2003, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.

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

     Recent Accounting Pronouncements - The FASB recently issued the following statements: FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities, FASB 147 - Acquisitions of Certain Financial Institutions, FASB 148 - Accounting for Stock-Based Compensation. These FASB statements did not, or are not expected to, have a material impact on the Company’s financial position and results of operations.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2002 and March 31, 2003 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2002 and March 31, 2003 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

     Discontinued Operation - In September 1998, the Board of Directors approved a plan to refocus corporate activities on the Company’s core audio business, Desper Products, Inc. In conjunction to this strategic refocusing, the Company permanently suspended operations of MDT and placed the business and its related patent portfolio up for sale. The Company is accounting for the on-going operating and termination expenses of MDT as a discontinued operation (see Note 9).

(3) Property and Equipment

     Property and equipment, as of December 31, 2002 and March 31, 2003, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	March 31,	December 31,
	2003	2002

Office Computers, Software, Equipment and Furniture	$309,744	$307,973
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	171,301	171,301
Automobiles	7,000	7,000
Leasehold Improvements	0	0

Total Property and Equipment	606,884	605,113
Less Accumulated Depreciation and Amortization	547,028	534,271

Property and Equipment, Net	$59,856	$70,842

(4) Intangible Assets

     Intangible assets, as of December 31, 2003 and March 31, 2003 consist of the following:

	March 31,	December 31,
	2003	2002

Capitalized Patent, Trademarks and Technology Costs	$486,549	$486,549
Less Accumulated Amortization	273,740	260,690

Intangible Assets, Net	$212,809	$225,859

     Estimated amortization is as follows:

2003	$50,765
2004	$43,794
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$72,163

225,859

(5) Notes Payable to Related Parties

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $112,500 at March 31, 2003. This amount bears interest at a fixed rate of 10% annually and is due on demand.

(6) Shareholders’ Equity

     During the quarter ended March 31, 2003, no shares were issued or converted.

     During the year ended December 31, 2002, shares were issued or converted as follows:

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

Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series has a par value of $0.01 and a stated value of $10.00 per share US and is designated as a liquidation preference. The stock will rank prior to the Company’s common stock. No dividends will be paid on the Series B-1 Preferred Stock. Conversion rights exist on or after January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula. At December 29, 2005 certain mandatory conversion requirements exist subject to a certain formula. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading exist based on date sensitive events. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock.

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

     All of the performance shares are included in the issued and outstanding shares. As of March 31, 2003, all performance shares under the escrow arrangement have been released.

(8) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,740,694 as of March 31, 2003. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

At March 31, 2003, there were 2,169,194 additional shares available for grant under the Plan.

(9) Discontinued Operation

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

(10) Commitments and Contingencies

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

(11) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan.

(12) Severe Acute Respiratory Syndrome (SARS)

     In recent months, we have become aware of the increasing threat of Severe Acute Respiratory Syndrome, or SARS. SARS is a contagious disease, which has been responsible for over 400 deaths worldwide, primarily in Asia. United States health officials have issued warnings as to the possible consequences if the outbreak is not contained. At this point, travel to Asia has been greatly restricted and the threat of the disease continues to spread.

     A few of our DSP partners perform software development, including the application of our algorithms into such software in Beijing and Shenzhen, People’s Republic of China. Illness or the threat of illness to their employees at these facilities may disrupt work schedules and delay completion of such projects. This could cause a delay or cancellation of the inclusion of our algorithms in our customer’s products. Any resulting delay in royalty streams or cancellation of new design wins may adversely affect our future operating results.

     In addition, while none of our employees have contracted the disease, we have suspended employee travel to Mainland China, Hong Kong and Taiwan as a precaution until the outbreak subsides. While these markets are currently not substantial to our overall business, this limits our ability to do business in these markets and to capitalize on these markets’ potential at the current time.

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

The fourth critical accounting policy relates to the existence of the Audit Committee of our Board of Directors. This committee is directed to review the scope, cost and results of the independent audit of the Company’s books and records, the results of the annual audit with Management and the internal auditors and the adequacy of the Company’s accounting, financial, and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to consider proposals made by the Company’s independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting of financial matters.

Revenues

     Revenues for the three months ended March 31, 2003 were $332,000, compared to revenues of $440,000 in the comparable period last year, a decrease of 25%. The decrease in revenues resulted primarily from the wind down and expiration of a license agreement with a major account and further reductions from a second account which began outsourcing manufacturing to third parties. These reductions were partially offset by increases in royalties from licensees added over the past several months, including a third party manufacturer of an existing customer. We expect royalty revenue to trend downward in the second quarter, as the full effect of these developments take hold. We expect that product launches of new design wins and growth from existing accounts, including third party manufacturers will greater offset these losses in the second half of fiscal 2003.

Gross Profit

Gross profit for the three months ended March 31, 2003 was $296,000 (89% of revenue) compared to gross profit of $412,000 (94% of revenue) in the comparable period last year, a decrease of 28%. Gross profit decreased due to the decrease in revenue, while gross margin declined due to a higher proportion of commission bearing foreign revenue.

Operating Expenses

Operating expenses in the three months ended March 31, 2003 were $368,000 (111% of revenue) compared to operating expenses of $389,000 (88% of revenue) in the comparable period last year, a decrease of 5%. The decrease in operating expenses for the three months ended March 31, 2003 resulted primarily from decreased use of outside consultants, partially offset by higher legal and accounting fees.

General and Administrative

General and administrative expenses in the three months ended March 31, 2003 were $156,000 (47% of revenue) compared to general and administrative expenses of $135,000 (31% of revenue) in the comparable period last year, an increase of 16%. The increase in general and administrative expense resulted primarily from higher legal and accounting expenses arising from the new regulatory requirements on public companies as a result of new legislation in 2002.

Research and Development

Research and development expenses in the three months ended March 31, 2003 were $109,000 (33% of revenue) compared to research and development expenses of $124,000 (28% of revenue) in the comparable period last year, a decrease of 12%. The decrease in such expenses resulted primarily from using more in-house resources as opposed to using more costly outside consultants for applications engineering than during the prior period.

Sales and Marketing

Sales and marketing expenses in the three months ended March 31, 2003 were $102,000 (31% of revenue) compared to sales and marketing expenses of $130,000 (30% of revenue) in the comparable period last year, a decrease of 22%. The sales and marketing expense resulted primarily from lower marketing support staff expense as compared with the comparable period last year.

Net Income (Loss)

     Net loss in the three months ended March 31, 2003 was $74,000, ($0.00) basic per share, compared with net income of $21,000 ($0.00) basic and fully diluted per share in the comparable period last year. The net loss resulted from decreased revenues, partially offset by slightly lower operating expenses.

Liquidity and Capital Resources

     At March 31, 2003, we had $894,000 in cash and cash equivalents as compared to $859,000 at December 31, 2002. The increase in cash and cash equivalents is attributed to the decreases in accounts receivable. We had working capital of $1,076,000 at March 31, 2003 as compared with working capital of $1,125,000 at December 31, 2002. Our future cash flow will come primarily from the audio signal processing licensing, Original Equipment Manufacturers’ (“OEM”) royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which should generate additional cash flow without imposing any substantial costs on the Company. We anticipate that there will be a wind down of our licensing program in early 2003 with a large computer account as that entity completes its migration to its latest operating system. We added or expanded our relationships with JVC, Sanyo, Orion and Mediatech this past year. We believe that growth from these and other licensing arrangements including some that are pending but not announced or in negotiation, will substantially offset any revenue shortfalls from the computer account by the third quarter of fiscal 2003. Mediatech, in particular, has been successful in penetrating the DVD market and our relationship with them positions us well as the audio solutions provider of choice in these new accounts for 2003 and 2004. Further, by the second half of 2003, we expect to begin generating revenues from the Company’s new products that were introduced in 2002.

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

To the extent that the Company does not achieve current operating levels or is required to fund contingencies, it will be required to use some of its cash reserves and this could impact its longer term liquidity. In addition, we wish to achieve accelerated growth and to take advantage of the dynamic market forces in which we operate, rather than to be affected by them. To address these objectives, we retained Neveric Capital, a San Francisco based investment banking firm, to identify and evaluate strategic opportunities and to explore alternatives to enhance stockholder value and support the Company’s growth and overall strategy.

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

PART I.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our term investments at March 31, 2003. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Consistent with the Company’s policies adopted to accommodate a single person holding both designations, the evaluation was undertaken in the consultation with the Company’s audit committee and accounting personnel. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.     OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In connection with the downsizing of the Company in 1998, a number of employees were terminated and have filed, on various dates, employment and compensation related claims with California State labor authorities, all but two of which claims have been settled. Two former officers and employees of MDT filed labor and employment termination related claims before the Labor Commissioner in 2000 seeking approximately $400,000 each which was allegedly due under each of their employment agreements, which claims, if resolved in favor of the claimants, could be material to the financial statements of the Company. The Labor Commissioner postponed those proceedings while other litigations proceeded in the Superior Court, Orange County seeking declaratory relief to bar the labor claims, as well as return of intellectual property and unspecified damages for breaches of the former officers’ and employees’ employment agreements. These employees, however, filed for personal bankruptcy and, as a result, the state court claim was postponed and then dismissed primarily because of the bankruptcies. The labor claims became inactive while bankruptcy for one such employee had been dismissed and the state court claims have not been reactivated.

     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8K

     Report on Form 8-K

Exhibits

99.1	Certification Of Chief Executive Officer Pursuant To 18 U.S.C. § 1350, As adopted Pursuant To § 906 Of The Sarbanes-Oxley Act Of 2002

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

Date: May 9, 2003

/s/ Henry R. Mandell

Henry R. Mandell
Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ Henry R. Mandell

Henry R. Mandell Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary