Form 10-Q
period 2003-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2003-08-12
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2003

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.

(Name of Registrant as Specified in its Charter)

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

YES ☑          NO ☐

As of August 6, 2003 there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Notes to Consolidated Financial Statements
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$788,012	$858,725
Accounts Receivable	246,248	499,023
Prepaid and Deposits	127,490	82,920

Total Current Assets	1,161,750	1,440,668
Property and Equipment, net	51,642	70,842
Intangible Assets, Net	200,790	225,859
Other Assets	—	8,471

Total Assets	$1,414,182	$1,745,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Parties	112,500	112,500
Note Payable	54,992	—
Accrued Wages and Benefits	41,328	108,771
Accrued Expenses and Taxes	62,412	94,709

Total Current Liabilities	271,232	315,980
Commitments and Contingencies
Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 102,762 shares issued and outstanding at June 30, 2003 and December 31, 2002	1,028	1,028

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 47,406,939 shares issued and outstanding at June 30, 2003 and December 31, 2002	474,070	474,070
Additional Paid-In Capital	46,402,704	46,402,704
Accumulated Deficit	(45,734,852)	(45,447,942)
Total Shareholders’ Equity	1,141,922	1,428,832

Total Liabilities and Shareholder’s Equity	$1,414,182	$1,745,840

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Revenues:
Royalty and Product Revenues	250,902	470,631	583,280	911,112

	250,902	470,631	583,280	911,112
Cost of Revenues	22,497	39,719	58,439	67,921

Gross Profit	228,405	430,912	524,841	843,191
Operating Expenses:
General and Administrative	236,135	182,710	392,537	318,044
Research and Development	102,141	119,437	211,144	243,040
Sales and Marketing	99,553	125,986	201,692	256,325

	437,829	428,133	805,373	817,409

Operating Profit (Loss)	(209,424)	2,779	(280,532)	25,782
Interest Income	1,972	3,079	4,464	6,569
Interest Expense	(5,009)	(2,812)	(7,822)	(5,624)

	(3,037)	267	(3,358)	945

Income (Loss) Before Income Taxes	(212,461)	3,046	(283,890)	26,727
Income Taxes	—	—	(3,020)	(2,400)
Net Income (Loss)	$(212,461)	$3,046	$(286,910)	$24,327

Basic/Diluted Earnings (Loss) Per Share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Shares Outstanding	47,406,939	47,406,939	47,406,939	47,406,939

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$(286,910)	$24,327
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	47,069	48,803
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	252,775	(14,856)
Prepaid Expenses and Deposits	(36,099)	84,447
Changes in Discontinued Operation	—	(25,155)
Accrued Expenses	(99,740)	52,678

Net Cash Provided By (Used In) Operating Activities	(67,913)	170,244

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(1,770)	(72,602)
Increase in Capitalized Patent and Technology Costs	(1,030)	(95)

Net Cash Provided By (Used in) Investing Activities	(2,800)	(72,697)

Cash flows from Financing Activities:
Note Payable	54,992
Net Cash Provided by Financing Activities	54,992	—

Increase (Decrease) in Cash and Cash Equivalents	(70,713)	97,547
Cash and Cash Equivalents, Beginning of Period	858,725	869,478

Cash and Cash Equivalents, End of Period	$788,012	$967,025

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,820	$5,625
Income Taxes	3,020	2,400

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares
					Total
	Number of		Additional	Accumulated	Shareholders'
	shares	Par value	paid-in-capital	Deficit	Equity

Balance, December 31, 2002	47,406,939	$474,070	$46,402,704	$(45,447,942)	$1,428,832
Net Income (Loss)	—	—	—	(74,449)	(74,449)

Balance, March 31, 2003	47,406,939	$474,070	$46,402,704	$(45,522,391)	$1,354,383

Net Income (Loss)				(212,461)	(212,461)

Balance, June 30, 2003	47,406,939	$474,070	$46,402,704	$(45,734,852)	$1,141,922

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

     The Company’s wholly-owned subsidiary, MultiDisc Technologies, Inc. (“MDT”), was in the business of developing scaleable, modular compact disc (“CD”) and digital versatile disc (“DVD”) server technologies associated with a network based CD/DVD server for internet and intranet applications. Operations of MDT were discontinued in the fourth quarter of 1998 and the assets have been marketed for sale (see Note 9).

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

     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At June 30, 2003 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At June 30, 2003, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: JVC, Samsung, and Orion Corporation, each of whom accounted for greater than 10% of our total 2002 accounts receivable. One OEM accounted for 36.0%, another accounted for 34%, and another accounted for 20.0% at June 30, 2003.

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

     Customers Outside of the U.S. — Sales to foreign customers were 87% and 64% of total sales in the year to date periods ended June 30, 2003 and 2002, respectively.

     Major Customers — During the quarter ended June 30, 2003, four customers accounted for 25%, 23%, 23% and 13%, respectively, of the Company’s net sales.

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

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding at June 30, 2003 and 2002 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2003	2002

Options	2,771,500	2,510,000
Warrants	0	2,100,000

	2,771,500	3,610,000

During the three months ended June 30, 2003, 200,000 options were granted to officers and board members for annual board member compensation and 100,000 options had expired.

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

     Segment Reporting - The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of June 30, 2003, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.

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

     Recent Accounting Pronouncements - The FASB recently issued the following statements: FASB 146 — Accounting for Costs Associated with Exit or Disposal Activities, FASB 147 — Acquisitions of Certain Financial Institutions, FASB 148 - Accounting for Stock-Based Compensation. These FASB statements did not, or are not expected to, have a material impact on the Company’s financial position and results of operations. FASB 149 Amendment on Statement 133 on Derivative Instruments and FASB 150 Accounting for Certain Financial Instruments.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2002 and June 30, 2003 approximated fair value due to their short maturity or nature.

     The fair values of notes payable at December 31, 2002 and June 30, 2003 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

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

(3) Property and Equipment

     Property and equipment, as of December 31, 2002 and June 30, 2003, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	June 30, 2003	December 31, 2002

Office Computers, Software, Equipment and Furniture	$309,744	$307,973
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	171,301	171,301
Automobiles	7,000	7,000
Leasehold Improvements	0	0

Total Property and Equipment	606,884	605,113
Less Accumulated Depreciation and Amortization	555,242	534,271

Property and Equipment, Net	$51,642	$70,842

(4) Intangible Assets

     Intangible assets, as of December 31, 2002 and June 30, 2003 consist of the following:

	June 30, 2003	December 31, 2002

Capitalized Patent, Trademarks and Technology Costs	$487,579	$486,549
Less Accumulated Amortization	286,789	260,690

Intangible Assets, Net	$200,790	$225,859

Estimated amortization is as follows:

2003	$37,716
2004	$43,794
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$60,143

200,790

(5) Notes Payable to Related Parties

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $112,500 at June 30, 2003. This amount bears interest at a fixed rate of 10% annually and is due on demand.

(6) Shareholders’ Equity

     During the quarter ended June 30, 2003, no shares were issued or converted.

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

     All of the performance shares are included in the issued and outstanding shares. As of June 30, 2003, all performance shares under the escrow arrangement have been released.

(8) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The stockholder approved Plan authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,740,694 as of June 30, 2003. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of the grant.

     At June 30, 2003, there were 2,069,194 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during the first 6 months of 2003 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 1.5%, expected volatility of 30% and expected life of 5 years.

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

Six months ended June 30	2003	2002
NET INCOME (LOSS):
As Reported	$(286,910)	$24,327
Pro Forma	$(298,055)	$(70,510)
BASIC AND DILUTED LOSS:
As Reported	$(0.01)	$0.00
Pro Forma	$(0.01)	$(0.00)

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

     Stock option activity during the periods indicated is as follows:

	Number	Weighted-Average Exercise Price
Options outstanding at December 31, 2002	2,671,500	$0.24
Options granted	200,000	$0.07
Options Exercised
Options forfeited / expired	(100,000)	$0.125
Options outstanding at June 30, 2003	2,771,500	$0.23

     At June 30, 2003, the number of options exercisable was 2,668,332 and the weighted-average exercise price of those options was $0.24.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our unaudited consolidated financial statements and notes included herein. The results described below are not necessarily indicative of the results to be expected in any future period. Certain statements in this discussion and analysis, including statements regarding our strategy, financial performance and revenue sources, are forward-looking statements based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are referred to the section entitled “Certain Factors That May Affect Future Results” contained herein which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified three accounting policies that we believe are important in gaining an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

Results of Operations

Revenues

     Revenue decreased to $251,000 in the three months ended June 30, 2003 from $471,000 in the comparable period last year, a decrease of 47%. Revenue in the six-months ended June 30, 2003 decreased to $583,000 from $911,000 in the comparable period last year. The decline in revenue resulted from the expiration of a licensing agreement with a major computer account in January 2003 and the effects of outsourcing by our existing DVD player accounts to manufacturers in China and other manufacturers who decline to pay for such software or with whom we do not have licensing arrangements.

Gross Profit

     Gross profit decreased to $228,000 (91% of revenue) in the three months ended June 30, 2003 from $431,000 (92% of revenue) in the comparable period last year, a decrease of 47%. Gross profit for the six-months ended June 30, 2003 declined to $525,000 (90% of revenue) compared to $843,000 (92% of revenue) in the comparable period last year. The decline in gross profit resulted from decreased revenue. The slight decline in gross margin reflects a greater mix of commissionable foreign revenue due to the expiration of the licensing agreement with a domestic computer account.

Operating Expenses

     Operating expenses increased to $438,000 (175% of revenue) in the three months ended June 30, 2002 from $428,000 (91% of revenue) in the comparable period last year, an increase of 2%. Operating expenses in the six-months ended June 30, 2003 decreased to $805,000 (87% of revenue) from $817,000 (89% of revenue) in the comparable period last year, a decrease of 1%. The increase in operating expenses for the three-months ended June 30, 2003 result primarily from increased legal and accounting expenses arising from new stringent requirements of the Sarbanes-Oxley Act, as well as higher insurance and public company expenses. Current operating expense levels reflect a baseline for a public company, regardless of fluctuations in revenue levels.

General and Administrative

     General and administrative expenses increased to $236,000 (94% of revenue) in the three months ended June 30, 2003 from $183,000 (39% of revenue) in the comparable period last year, an increase of 27%. General and administrative expenses decreased to $393,000 (67% of revenue) in the six-months ended June 30, 2003 from $318,000 (35% of revenue) in the comparable period last year, an increase of 22%. The increase in general and administrative expense result primarily from increase in public company expenses: legal, accounting, annual meeting/proxy and insurance expenses.

Research and Development

     Research and development expenses decreased to $102,000 (41% of revenue) in the three months ended June 30, 2003 from $119,000 (46% of revenue) in the comparable period last year, a decrease of 14%. Research and development expenses decreased to $211,000 (36% of revenue) in the six-months ended June 30, 2003 from $243,000 (27% of revenue) in the comparable period last year, a decrease of 13%. The decrease in research and development in the three and six month periods result from decreased use of consultants and a greater focus on in-house applications development.

     Research and development activities comprised our continued efforts to identify, validate, and develop new products at Desper Products Inc. Specific engineering efforts were directed toward productizing new audio enhancement technology, including Spatializer Audio Alchemy and Spatializer Natural Headphone, porting support of Spatializer N-2-2 Ultra™ to current and potential licensees during the quarter, development of products to support our Internet applications initiative and unannounced collaborations.

Sales and Marketing

     Sales and marketing expenses decreased to $100,000 (40% of revenue) in the three months ended June 30, 2002 from $126,000 (27% of revenue) in the comparable period last year, a decrease of 21%. Sales and marketing expenses increased to $202,000 (35% of revenue) in the six-months ended June 30, 2003 from $256,000 (28% of revenue) in the comparable period last year, a decrease of 212%. The decrease is attributed to the conversion of a full-time support position to part-time, at a lower pay rate.

Other Income and Expense

     Income and other expense consist primarily of interest earned on short-term investments and interest paid on related party debt. Other iIncome and expense decreased to ($3,037) from $267 in the prior year comparable period. Other income and expense in the six months ended June 30, 2003 decreased to ($3,358) from $944 in the comparable period last year. The decrease is due to somewhat lower cash investments, lower interest rates and interest on a premium financing of the director’s and officer’s liability policy in 2003.

Net Income (Loss)

     Net loss increased to ($212,000) (-84% of revenues), $0.00 per share, in the three months ended June 30, 2003 from net income $3,000 (1% of revenues), $0.00 per share in the comparable period last year. Net loss increased to ($287,000) (0% of revenue), ($0.01) per share, in the six-months ended June 30, 2003 from net income of $24,000 (3% of revenue), $0.00 per share in the comparable period last year. The increased net loss for the three and six month periods are primarily the result of the decrease in revenue.

Liquidity and Capital Resources

     At June 30, 2003, we had $788,000 in cash and cash equivalents as compared to $859,000 at December 31, 2002. The decrease in cash and cash equivalents is attributed to the net loss, partially offset by collections on accounts receivable. We had working capital of $891,000 at June 30, 2003 as compared with working capital of $1,125,000 at December 31, 2002.

     At June 30, 2003, we had a related party obligation of $112,500 which bears interest of 10% per annum, which we pay on a current basis. The debt is due on demand.

     We expect our future cash flow will come primarily from the audio signal processing licensing, Original Equipment Manufacturers’ (“OEM”) royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which we anticipate should generate additional cash flow without imposing any substantial costs on our business.

     We anticipated a wind down in early 2003 of our licensing program with a large computer account as that customer completes its migration to its latest operating system. This was partially offset by added or expanded relationships with JVC and Orion and this year. Our liquidity was also negatively impacted by the effects of outsourcing by one of our major DVD player accounts to manufacturers in China and other manufacturers who decline to pay for such software or with whom we do not have licensing arrangements. While we expect to replace a portion of this business by entering into direct licensing agreements with some third party manufacturers, and with other new business development opportunities in the latter stages of negotiation, design cycle times can be lengthy and subject to unforeseen delays. As such, although we currently expect some of these new opportunities to begin generating new revenues in the fourth quarter of 2003, our ability to generate additional short-term revenues, and our visibility remains limited, due to the design cycle lead times and unforeseen delays outlined above. If these conditions continue, this would negatively impact our cash flow, which if constrained into 2004, will require further reductions in overhead expense and impair our ability to most effectively compete in the marketplace. We are currently exploring ways to further reduce our cost structure while at the same time identifying revenue generating opportunities that can be fast tracked to revenue generation. Spatializer Audio Alchemy and Spatializer Interactive are two such initiatives to generate short-term revenue.

     The operations of our business, and those of our competitors, is also impacted by the continued trend in the semiconductor industry to offer free, but minimal audio solutions to certain product classes to maintain and attract market share. This challenges our ability to convert business opportunities to licensing agreements in those segments that allow us to maintain or rapidly increase revenue. As a result, we must develop and license our products and software solutions in a market that treats some audio products, including those of our competitors, on a commodity basis in those cases where the OEM product is considered a commodity product. While our software applications deliver what we and most manufacturers who listen to it believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide viable margins or returns.

     We have responded by offering additional products targeted to each price/quality segment of the market and continue to aggressively pursue new opportunities in emerging product categories and complements to our existing core business. In addition, our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for us, and our rational commercial competitors, to enhance their operating results.

     To the extent we maintain or exceed our current projected revenues and are not required to fund contingencies, we expect to continue to draw on our current cash reserves, but adequately maintain our liquidity position at least on a short term basis. To the extent that we do not achieve current and projected operating levels or are required to fund contingencies, we will be required to accelerate use of our cash reserves and this will impact our longer term liquidity. As such, we believe our liquidity position may be subject to fluctuation or additional stress, but manageable in the short-term.

     If we are forced to accelerate use of our cash reserves above current or projected levels due to delays in closing new licensing arrangements, launch of new royalty bearing products by our customers, or to fund contingencies, we may be required in the near term, to consider, if available, new sources of debt or equity financing, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required. Even if financing were available, it may not be on terms that are favorable to us or sufficient for our needs.

     We wish to achieve accelerated growth, support our Audio Alchemy and Spatializer Interactive initiatives and in general, take advantage of the dynamic market forces in which we operate, rather than to be affected by them. We will continue to seek, consider, and evaluate other capital or business arrangements with financial and or strategic participants or investors as such opportunities become available to us on terms that enhance shareholder value and support our business strategy.

Certain Factors That May Affect Future Results

     This report includes forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Except for historical matters, the matters discussed are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from historical results or those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risk factors, discussed below, among other possible factors, could cause actual results to differ materially from historical or anticipated results. More information about potential factors that could affect our business and financial results is included in our Annual Report on Form 10-K for the year ended December 31, 2002, and our other Securities and Exchange Commission filings.

Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.

     We are seeking commercial acceptance of our products in highly competitive markets. Certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. We have responded by offering additional products targeted to each price and quality segment of the market and continues to aggressively pursue new opportunities in emerging product categories and complements to our existing core business. In addition, our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for us, and its rational commercial competitors, to enhance their operating results. There is no assurance that our present or contemplated future products will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors who had access to significantly greater resources or which are willing to “give away” their products.

If New Product Development Is Delayed, We Will Experience Delays In Revenues And Competitive Products May Reach The Market Before Our Products.

     Since our inception, we have experienced delays in bringing new products to market and commercial application as a result of delays inherent in technology development, financial resource limits and industry responses and maturity. These delays have resulted in delays in the timing of revenues and product introduction. In the future, delays in new product development or technology introduction on behalf of us, our original equipment manufacturers of consumer electronics and multimedia computer products (OEMs), integrated circuit (IC) foundries or our software producers and marketers could result in further delays in revenues and could allow competitors to reach the market with products before us. In view of the emerging nature of the technology involved, and the rapidly changing character of the entire media, internet and computer markets, our expansion into other technology areas and the uncertainties concerning the ability of our current products and new products to achieve meaningful commercial acceptance, there can be no assurance of when or if we will achieve or sustain profitability.

     We expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our net sales in future periods, although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our four largest customers as of June 30, 2003 accounted for 25%, 23%, 23% and 13% of our net sales for six months ended June 30, 2003. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.

     Our products are typically one of many related products used by consumer electronic users. Demand for our products is therefore subject to many risks beyond our control, including, among others:

     •     competition faced by our OEM customers in their particular end markets;

     •     the technical, sales and marketing and management capabilities of our OEM customers;

     •     the pressure faced by our OEM customers to reduce cost;

     There can be no assurance that we will not lose sales in the future as a result of the pressure to reduce costs faced by our customers. The reduction of orders from our significant OEM customers, or the discontinuance of our products by our end users may subject us to potential adverse revenue fluctuations.

Because The Technology Environment In Which We Operate Is Rapidly Changing, We May Not Be Successful In Establishing And Maintaining The Technological Superiority Of Our Products Over Those Of Our Competitors.

     We operate in a technology environment which is competitive and rapidly changing. While our software applications deliver what we, and most manufacturers who listen to it, believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. Our future success is dependent on establishing and maintaining the technological superiority of our products over those of competitors, our ability to successfully identify and bring other compatible technologies and products to market and a recognition by the market of product value. We compete with a number of entities that produce various stereo audio enhancement processes, technologies and products in both traditional two-speaker environments such as consumer electronics and multimedia computing, and in multi-channel, multi-speaker applications such as Home Theater. In the field of 3-D or “virtual audio”, our principal competitors are SRS Labs, Inc., QSound Labs, Inc. and Dolby Laboratories or technologies and products developed by other companies, including entities that have business relationships with us. There can be no assurance that we will be able to favorably compete in this market in the future.

Our Operating Results Fluctuate.

     We experienced a loss from operations in 2001 but were profitable in 1999, 2000 and 2002. We experienced small losses in the last quarter of 2002, the first quarter of 2003 and a larger loss in the second quarter of 2003. While our objective and full effort is on managing a growing and profitable business, due to the market conditions and risk factors outlined above and its impact on fluctuations in operating expenses and revenues , we cannot provide assurance that we will be able to generate a positive profit position in any given future period.

If We Are Unable To Attract And Retain Our Key Personnel, We May Not Be Able To Successfully Operate Our Business.

     Our future success primarily depends on the abilities and efforts of a small number of individuals, with particular management obligations and technical expertise. Loss of the services of any of these persons could adversely affect our business prospects. There is no assurance that we will be able to retain this group or successfully recruit other personnel, as needed. We compete with other enterprises with stronger financial resources and larger staffs that may offer employment opportunities to our staff which are more desirable than those which we are able to offer. Failure to maintain skilled personnel with the software and engineering skills critical to our business could have an adverse impact upon our business, the results of our operations and our prospects. Currently, we have an employment agreement with Henry R. Mandell with a term expiring in November 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes during the six months ended June 30, 2003 to our exposure to market risk for changes in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer has carried out an evaluation of the effectiveness of our “disclosure controls and procedures” as of June 30, 2003 (as defined in the Securities

Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)). Based on that evaluation, this officer has concluded that as of June 30, 2003, our disclosure controls and procedures were adequate.

Internal Control Over Financial Reporting

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We periodically are subject to legal proceedings from time to time in the ordinary course of our business. Litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for such legal proceedings could change in the future.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2003 we held our Annual Meeting of Shareholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all of such nominees were elected.

At the Annual Meeting, the following persons were elected by the vote indicated as directors to serve until the Annual Meeting of Stockholders to be held in 2006:

Name	Vote For	Withheld
Henry Mandell	26,895,991	1,175,425

The two directors whose terms of office continued after the Annual Meeting were James D. Pace and Gilbert N. Segel whose terms expire in 2004. Stephen W. Desper, whose term of office expired at the Annual Meeting, declined nomination for another term.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K:

On May 19, 2003, we filed a Current Report on Form 8-K regarding a press release issued with earnings information for the quarter ended March 31, 2003. The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2003

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ HENRY R. MANDELL

HENRY R. MANDELL Chief Executive Officer, Chief Financial Officer