Form 10-Q
period 2003-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2003-11-12
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2003

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

YES	[✓]	NO	[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) :

YES	[ ]	NO	[✓]

As of November 3, 2003 there were 47,406,939 shares of the Registrant’s Common Stock outstanding.

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
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
SIGNATURES
EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$656,991	$858,725
Accounts Receivable	326,944	499,023
Prepaid and Deposits	106,245	82,920

Total Current Assets	1,090,180	1,440,668
Property and Equipment, net	45,823	70,842
Intangible Assets, Net	189,608	225,859
Other Assets	—	8,471

Total Assets	$1,325,611	$1,745,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Party	$44,169	$112,500
Accounts Payable	40,738	39,027
Accrued Wages and Benefits	58,358	108,771
Accrued Expenses and Taxes	77,567	55,682

Total Current Liabilities	220,832	315,980

Notes Payable to Related Party, long term	68,331

Commitments and Contingencies
Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 102,762 shares issued and outstanding at September 30, 2003 and December 31, 2002.	1,028	1,028

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 47,406,939 shares issued and outstanding at September 30, 2003 and December 31, 2002	474,070	474,070
Additional Paid-In Capital	46,402,704	46,402,704
Accumulated Deficit	(45,841,354)	(45,447,942)

Total Shareholders’ Equity	1,035,420	1,428,832

Total Liabilities and Shareholder’s Equity	$1,325,611	$1,745,840

See Accompanying Notes

2

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues:
Royalty and Product Revenues	$341,339	$480,851	$924,619	$1,391,963

	341,339	480,851	924,619	1,391,963
Cost of Revenues	35,147	37,977	93,586	105,898

Gross Profit	306,192	442,874	831,033	1,286,065
Operating Expenses:
General and Administrative	193,293	211,681	585,830	529,725
Research and Development	122,145	97,532	333,289	340,572
Sales and Marketing	93,488	122,309	295,180	378,634

	408,926	431,522	1,214,299	1,248,931

Operating Profit (Loss)	(102,734)	11,352	(383,266)	37,134
Interest Income	1,444	2,585	5,908	9,152
Interest Expense	(2,812)	(2,813)	(10,634)	(8,438)

	(1,368)	(228)	(4,726)	714

Income (Loss) Before Income Taxes	(104,102)	11,124	(387,992)	37,848

Income Taxes	(2,400)	—	(5,420)	(2,400)

Net Income (Loss)	$(106,502)	$11,124	$(393,412)	$35,448

Basic/Diluted Earnings (Loss) Per Share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Share Outstanding	47,406,939	47,406,939	47,406,939	47,406,939

See Accompanying Notes

3

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September , 30

	2003	2002

Cash Flows from Operating Activities :
Net Income (Loss)	$(393,412)	$35,448
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Depreciation and Amortization	65,980	68,390
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	172,079	(41,426)
Prepaid Expenses and Deposits	(14,854)	70,687
Accounts Payable	1,711	47,620
Changes in Discontinued Operation	—	(28,333)
Accrued Liabilities	(28,528)	(14,147)

Net Cash Provided By (Used In) Operating Activities	(197,024)	138,239

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(3,680)	(75,935)
Increase in Capitalized Patent and Technology Costs	(1,030)	(15,090)

Net Cash Provided By (Used in) Investing Activities	(4,710)	(91,025)

Cash flows from Financing Activities:
Net Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash and Cash Equivalents	(201,734)	47,214
Cash and Cash Equivalents, Beginning of Period	858,725	869,478

Cash and Cash Equivalents, End of Period	$656,991	$916,692

Supplemental Disclosure of Cash Flow In formation:
Cash paid during the period for:
Interest	$10,632	$8,433
Income Taxes	5,420	2,400

See Accompanying Notes

4

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares
					Total
	Number of		Additional	Accumulated	Shareholders’
	Shares	Par value	paid-in-capital	Deficit	Equity

Balance, December 31, 2002	47,406,939	$474,070	$46,402,704	$(45,447,942)	$1,428,832
Net Income (Loss)	—	—	—	(74,449)	(74,449)

Balance, March 31, 2003	47,406,939	$474,070	$46,402,704	$(45,522,391)	$1,354,383

Net Income (Loss)				(212,461)	(212,461)

Balance, June 30, 2003	47,406,939	$474,070	$46,402,704	$(45,734,852)	$1,141,922

Net Income (Loss)				(106,502)	(106,502)

Balance, September 30, 2003	47,406,939	$474,070	$46,402,704	$(45,841,354)	$1,035,420

See Accompanying Notes

5

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)  Nature of Business

     Spatializer Audio Laboratories, Inc. and subsidiaries (the “Company”) is in the business of developing and licensing technology. The Company’s sales, research and subsidiary administration are conducted out of facilities in Santa Clara, California.

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

     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at a bank. At September 30, 2003 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At September 30, 2003, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: JVC, Samsung, and Orion Corporation, each of whom accounted for greater than 10% of our total 2003 accounts receivable. One OEM accounted for 51%, another accounted for 22%, and another accounted for 11% at September 30, 2003.

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

     Customers Outside of the U.S. — Sales to foreign customers were 89% and 64% of total sales in the year to date periods ended September 30, 2003 and 2002, respectively.

     Major Customers — During the quarter ended September 30, 2003, four customers accounted for 41%, 17%, 16% and 10%, respectively, of the Company’s net sales.

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

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended September 30, 2003 and 2002 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2003	2002

Options	2,771,500	3,010,000
Warrants	0	2,100,000

	2,771,500	5,110,000

During the three months ended September 30, 2003, no options were granted to officers and board members and no options had expired.

     Impairment of Long-Lived Assets and Assets to be Disposed of — The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Segment Reporting — The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of September 30, 2003, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.

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

     Recent Accounting Pronouncements — The FASB recently issued the following statements: FASB 146 – Accounting for Costs Associated with Exit or Disposal Activities, FASB 147 – Acquisitions of Certain Financial Institutions, FASB 148 – Accounting for Stock-Based Compensation, FASB 150 – Accounting for Certain Financial Instruments. These FASB statements did not, or are not expected to, have a material impact on the Company’s financial position and results of operations.

     Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments — The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2002 and September 30, 2003 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2002 and September 30, 2003 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

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

(3) Property and Equipment

     Property and equipment, as of December 31, 2002 and September 30, 2003, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	September 30,	December 31,
	2003	2002

Office Computers, Software, Equipment and Furniture	$331,866	$307,973
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	171,301	171,301
Automobiles	7,000	7,000
Leasehold Improvements	0	0

Total Property and Equipment	629,006	605,113
Less Accumulated Depreciation and Amortization	583,183	534,271

Property and Equipment, Net	$45,823	$70,842

(4) Intangible Assets

     Intangible assets, as of December 31, 2003 and September 30, 2003 consist of the following:

	September 30,	December 31,
	2003	2002

Capitalized Patent, Trademarks and Technology Costs	$489,487	$486,549
Less Accumulated Amortization	299,879	260,690

Intangible Assets, Net	$189,608	$225,859

Estimated amortization is as follows:

2003	$26,534
2004	$43,794
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$60,143

189,608

(5) Notes Payable to Related Party

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $112,500 at September 30, 2003. This amount bears interest at a fixed rate of 10% annually and is due on demand. Rather than issue a demand on the indebtedness, on November 6, 2003, the Company and the related party agreed to replace the demand note with a Promissory Note in the amount of $112,500, bearing a fixed rate of 10% to be paid in monthly installments of $5,191.30 commencing on December 1, 2003 and continuing for twenty-four months until the entire balance of principal and interest is paid in full.

(6) Shareholders’ Equity

     During the quarter ended September 30, 2003, no shares were issued or converted.

     During the year ended December 31, 2002, shares were issued or converted as follows:

Capitalization

Series A Preferred Stock: On December 26, 2002 the Company filed a Certificate of Elimination with the Delaware Secretary of State stating that no shares of the Company’s Series A Preferred Stock are outstanding and that no shares of the Series A Preferred Stock will be issued.

Series B Preferred Stock: On December 26, 2002 the Company filed a Certificate of Elimination with the Delaware Secretary of State stating that no shares of the Company’s Series B Preferred Stock are outstanding and that no shares of the Series B Preferred Stock will be issued.

Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series has a par value of $0.01 and a stated value of $10.00 per share, which is designated as a liquidation preference. The stock ranks prior to the Company’s common stock. No dividends will be paid on the Series B-1 Preferred Stock. Conversion rights exist on or after January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula. At December 29, 2005 certain mandatory conversion requirements exist subject to a certain formula. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading exist based on date sensitive events. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock.

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

     All of the performance shares are included in the issued and outstanding shares. As of September 30, 2003, all performance shares under the escrow arrangement have been released.

(8) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The stockholder-approved Plan authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,740,694 as of September 30, 2003. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of the grant.

     At September 30, 2003, there were 2,069,194 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during the first 6 months of 2003 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 1.5%, expected volatility of 30% and expected life of 5 years.

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

Nine months ended September 30	2003	2002
NET INCOME (LOSS):
As Reported	$(393,412)	$35,448
Pro Forma	$(408,129)	$(70,510)
BASIC AND DILUTED LOSS:
As Reported	$(0.01)	$0.00
Pro Forma	$(0.01)	$(0.00)

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

     Stock option activity during the periods indicated is as follows:

		Weighted-Average
	Number	Exercise Price
Options outstanding at December 31, 2002	2,671,500	$0.24
Options granted	200,000	$0.07
Options Exercised
Options forfeited / expired	(100,000)	$0.125
Options outstanding at September 30, 2003	2,771,500	$0.23

     At September 30, 2003, the number of options exercisable was 2,668,332 and the weighted-average exercise price of those options was $0.23.

(9) Discontinued Operation

     On September 25, 1998, the Board of Directors determined that it would be unable to raise the necessary capital required to properly commercialize the MDT technology. Therefore, the Company ceased funding the operations of MDT and is seeking to sell the assets and technology. All employees of MDT have been terminated and the Company has vacated the MDT facilities.

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

(10) Commitments and Contingencies

     There are no active legal proceedings against the Company. We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

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

Results of Operations

Revenues

     Revenue decreased to $341,000 in the three months ended September 30, 2003 from $481,000 in the comparable period last year, a decrease of 29%. Revenue in the nine-months ended September 30, 2003 decreased to $925,000 from $1,392,000 in the comparable period last year. The decline in revenue resulted from the expiration of a licensing agreement with a major computer account in January 2003 and the effects of outsourcing by our existing DVD player accounts to manufacturers in China and other manufacturers who decline to pay for such software or with whom we do not have licensing arrangements.

Gross Profit

     Gross profit decreased to $306,000 (90% of revenue) in the three months ended September 30, 2003 from $443,000 (92% of revenue) in the comparable period last year, a decrease of 31%. Gross profit for the nine-months ended September 30, 2003 declined to $831,000 (90% of revenue) compared to $1,286,000 (92% of revenue) in the comparable period last year. The decline in gross profit resulted from decreased revenue. The slight decline in gross margin reflects a greater mix of commissionable foreign revenue due to the expiration of the licensing agreement with a domestic computer account.

Operating Expenses

     Operating expenses decreased to $409,000 (120% of revenue) in the three months ended September 30, 2003 from $432,000 (90% of revenue) in the comparable period last year, a decrease of 5%. Operating expenses in the nine-months ended September 30, 2003 decreased to $1,214,000 (131% of revenue) from $1,249,000 (90% of revenue) in the comparable period last year, a decrease of 3%. The decrease in operating expenses for the three-months and nine-months ended September 30, 2003 result primarily from decreased sales and marketing expenses due to a net reduction in headcount, partially offset by increased legal and accounting expenses arising from new stringent requirements of the Sarbanes-Oxley Act, as well as higher insurance and outside engineering expenses. Current operating expense levels reflect a baseline for a public company, regardless of fluctuations in revenue levels.

General and Administrative

     General and administrative expenses decreased to $193,000 (57% of revenue) in the three months ended September 30, 2003 from $212,000 (44% of revenue) in the comparable period last year, a decrease of 9%. General and administrative expenses increased to $586,000 (67% of revenue) in the nine-months ended September 30, 2003 from $529,000 (38% of revenue) in the comparable period last year, an increase of 11%. The decrease in such expenses in the three-month period result from legal expense in the prior period for specific public reporting issues for which there were no such issues in the current period, partially offset by higher insurance costs. The increases in general and administrative expense for the nine-month period result primarily from increase in public company expenses: legal, accounting, annual meeting/proxy and insurance expenses.

Research and Development

     Research and development expenses increased to $122,000 (36% of revenue) in the three months ended September 30, 2003 from $98,000 (20% of revenue) in the comparable period last year, a decrease of 25%. Research and development expenses decreased to $333,000 (36% of revenue) in the nine-months ended September 30, 2003 from $341,000 (24% of revenue) in the comparable period last year, a decrease of 2%. The increase in the three-month period results primarily from the increased use of outside consultants over the comparable three-month period last year. The decrease in research and development in the nine-month period results from minor differences in the use of consultants.

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

Sales and Marketing

     Sales and marketing expenses decreased to $93,000 (27% of revenue) in the three months ended September 30, 2003 from $122,000 (25% of revenue) in the comparable period last year, a decrease of 24%. Sales and marketing expenses decreased to $295,000 (32% of revenue) in the nine-months ended September 30, 2003 from $379,000 (27% of revenue) in the comparable period last year, a decrease of 22%. The decrease is attributed to the conversion of a full-time support position to part-time, at a lower pay rate and a net reduction in sales and marketing management over the prior year.

Other Income and Expense

     Income and other expense consist primarily of interest earned on short-term investments and interest paid on related party debt. Other income and expense decreased to ($1,368) from ($228) in the prior year comparable period. Other income and expense in the nine months ended September 30, 2003 decreased to ($4,726) from $7,144 in the comparable period last year. The decrease is due to somewhat lower cash investments, lower interest rates and interest on a premium financing of the director’s and officer’s liability policy in 2003.

Net Income (Loss)

     Net loss increased to ($107,000) (-31% of revenues), ($0.00) per share, in the three months ended September 30, 2003 from net income $11,000 (1% of revenues), $0.00 per share in the comparable period last year. Net loss increased to ($393,000) (-42% of revenue), ($0.01)per share, in the nine-months ended September 30, 2003 from net income of $35,000 (3% of revenue), $0.00 per share in the comparable period last year. The increased net loss for the three and nine- month periods are primarily the result of the decrease in revenue.

Liquidity and Capital Resources

     At September 30, 2003, we had $657,000 in cash and cash equivalents as compared to $859,000 at December 31, 2002. The decrease in cash and cash equivalents is attributed to the net loss, partially offset by collections on accounts receivable. We had working capital of $869,000 at September 30, 2003 as compared with working capital of $1,125,000 at December 31, 2002.

     At September 30, 2003, we had a related party obligation of $112,500 which bears interest of 10% per annum, which we pay on a current basis. The debt is due on demand Rather than issue a demand on the indebtedness, on November 6, 2003, the Company and the related party agreed to replace the demand note with a Promissory Note in the amount of $112,500, bearing a fixed rate of 10% to be paid in monthly installments of $5,191.30 commencing on December 1, 2003 and continuing for twenty-four months until the entire balance of principal and interest is paid in full.

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

     We anticipated a wind down in early 2003 of our licensing program with a large computer account as that customer completes its migration to its latest operating system. This was partially offset by added or expanded relationships with JVC and Orion and this year. Our liquidity was also negatively impacted by the effects of outsourcing by one of our major DVD player accounts to manufacturers in China and other manufacturers who decline to pay for such software or with whom we do not have licensing arrangements. While we expect to replace a portion of this business by entering into direct licensing agreements with some third party manufacturers, and with other new business development opportunities in the latter stages of negotiation, design cycle times can be lengthy and subject to unforeseen delays. As such, although we currently expect some of these new opportunities to begin generating new revenues in the fourth quarter of 2003, our ability to generate additional short-term revenues and our visibility both remain limited, due to the design cycle lead times and unforeseen delays outlined above. These conditions negatively impact our cash flow, which if constrained into 2004, will require further reductions in overhead expense, impair our ability to most effectively compete in the marketplace, and potentially requiring us to cease operations. We are currently attempting to identify revenue generating opportunities that can be fast tracked to revenue generation. Spatializer Audio Alchemy and Spatializer Interactive are two such initiatives to generate short-term revenue.

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

     To the extent we maintain or exceed our current projected revenues and are not required to fund contingencies, we expect to continue to draw on our current cash reserves. To the extent that we do not achieve current and projected operating levels or are required to fund contingencies, we will be required to accelerate use of our cash reserves and this will impact our longer term liquidity. As such, we believe our liquidity position may be subject to fluctuation or additional stress, but manageable in the short-term.

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

     We wish to achieve accelerated growth, support our Audio Alchemy and Spatializer Interactive initiatives and in general, take advantage of the dynamic market forces in which we operate, rather than to be affected by them. To address these objectives, we are actively seeking to identify and evaluate strategic opportunities, including sale of the Company, and to explore other alternatives to enhance stockholder value and support the Company’s growth and overall strategy. We will also continue to consider and evaluate other capital or business arrangements with financial and or strategic participants or investors as such opportunities become available to us on terms that enhance shareholder value and support our business strategy.

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

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

     We experienced a loss from operations in 2001 but were profitable in 1999, 2000 and 2002. We experienced small losses in the last quarter of 2002, the first quarter of 2003, a larger loss in the second quarter of 2003 and a reduced loss in the current quarter. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues , we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability, and we may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.      .

Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.

     We are seeking commercial acceptance of our products in highly competitive markets. Certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. We have responded by offering additional products targeted to each price and quality segment of the market and continue to aggressively pursue new opportunities in emerging product categories and complements to our existing core business. In addition, our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for us, and its rational commercial competitors, to enhance their operating results. There is no assurance that our present or contemplated future products will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors who had access to significantly greater resources or which are willing to “give away” their products.

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

     We expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our net sales in future periods, although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our four largest customers as of September 30, 2003 accounted for 31%, 21%, 18% and 11% of our net sales for nine months ended September 30, 2003. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.

     Our products are typically one of many related products used by consumer electronic users. Demand for our products is therefore subject to many risks beyond our control, including, among others:

•	competition faced by our OEM customers in their particular end markets;

•	the technical, sales and marketing and management capabilities of our OEM customers;

•	the pressure faced by our OEM customers to reduce cost

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes during the nine months ended September 30, 2003 to our exposure to market risk for changes in interest rates.

Item 4. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We periodically may become subject to legal proceedings from time to time in the ordinary course of our business. Litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 2003 we held our Annual Meeting of Shareholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all of such nominees were elected.

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

(b)  Reports on Form 8-K:

On August 12, 2003, we filed a Current Report on Form 8-K regarding a press release issued with earnings information for the quarter ended June 30, 2003. The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003

SPATIALIZER AUDIO
LABORATORIES, INC.
(Registrant)

/s/ HENRY R. MANDELL

HENRY R. MANDELL
Chief Executive Officer, Chief Financial
Officer