Form 10-K
period 2003-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2004-03-22
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4484725 (I.R.S. Employer Identification No.)

2625 Hampshire Road, Suite 330
Westlake Village, California 91361
(Address of principal executive offices)

1754 Technology Drive, Suite 125
San Jose, California 95110
(Address of principal corporate offices)

Telephone Number: (408) 453-4180
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business of the registrant’s most recently completed second quarter (June 29, 2003) was approximately $2,844,416 and at February 25, 2004 was approximately $7,992,697. In addition, affiliates held non-voting preferred stock valued at $879,670, plus accrued dividends, at both June 29, 2003 and March 8, 2004.

     As of March 8, 2004, there were 47,015,865 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2003 Annual Meeting are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of our company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

PART I

Item 1. Business

Overview

     Spatializer Audio Laboratories, Inc. (“Spatializer” or “Company”) is a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, enterprise computing and entertainment industries. Our position as a developer of next generation technologies is based on our business relationships with brand leaders, such as Toshiba, Samsung, Sanyo and Matsushita. We conduct our audio business through our parent company and our wholly owned subsidiary, Desper Products, Inc. (“DPI”). DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. We continue to expand our product offerings to take advantage of the growing digital audio marketplace specifically for consumer products like Digital Versatile Disc (“DVD”) players, portable mp3 players, digital televisions and digital home, portable and auto entertainment devices. As of December 31, 2003, more than 45 million licensed units had been shipped covering all of these applications. DPI’s virtual audio signal processing technologies are currently incorporated in products offered by global brand leaders in consumer electronics, including Toshiba, Panasonic, JVC, Samsung, Sanyo, and Sharp. We are focused on broadening recognition of the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, and on broadening our audio technology and software base to position ourselves for continued growth. We believe that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for our products, is entering a new phase of opportunity.

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

     We were incorporated in the State of Delaware in February, 1994 as the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office and research center is located at 1754 Technology Drive, Suite 125, San Jose, California 95110, Telephone (408) 453-4180. We also maintain offices at 2625 Hampshire Road, Suite 330, Westlake Village, California 91361. We have a Website at www.spatializer.com. Copies of this Annual Report, including our financial statements and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available on our website promptly after filing or distribution. As used herein, Spatializer, the “Company,” “we” or “our” means Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiaries.

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

Virtual Audio
Category of Technology	Product Categories	Enhancement
3-D Stereo (Spatializer® 3-D Stereo) SpatializerVirtualSurround VBX™ Spatializer ((environ)) ™	Consumer electronics products providing stereo playback — DVD Players, Stereo TV’s, VCR’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers, Set-top Boxes and Cellular Phones	Surround Sound enhancement from an ordinary stereo(two-channel) signal, optimized for various form factors and speaker configurations

Two-SpeakerVirtualization (Spatializer N-2-2™, Spatializer N-2-2Ultra™)	Products incorporating multi-channel audio sources like Dolby Digital® (AC-3), DolbyProLogic® or MPEG-2. Home Theater, DVD-Video, Multimedia	Creation of spatially accurate multi-speaker cinematic audio experience from two speakers, and headphones utilizing discrete multi-channel audio information.

Bass Enhancement (Vi.B.E.™)	Consumer electronics products providing stereo playback — DVD Players, Stereo TV’s, VCR’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers and Speakers	Simulation of lower frequency response from speakers with relatively high low frequency capability

Internet Audio Enhancement (SpatializerVSP-11™, StreamFX™)	Laptop and Desktop Multimedia Computers and portable music devices running digital media player Software	Surround Sound and bass enhancement to playback of ordinary internet audio files

Headphone Virtualization (Spatializer Natural Headphone™)	Products incorporating multi-channel audio sources like Dolby Digital® (AC-3), Dolby ProLogic®, MPEG-2 or stereo. Home Theater, DVD-Video, Multimedia Computers utilizing DVD/MPEG Decoding or stereo.	Creation of spatially accurate multi- speaker cinematic audio experience from headphones utilizing discrete multi-channel audio information.

Phase Corrected Equalization (Spatializer PCE™)	All audio products with one or more speakers	Creation of more recognizable and “cleaner” music or dialog from broadcast media sources

Matrixed Surround Sound (Spatializer enCompass AV™)	All audio products with five or more speakers	Creation of actual surround sound (5.1 or more channels) from mono or stereo sources

Virtual Low Frequency Effects (Spatializer VirtuaLFE™)	All audio products with two speakers and access to a 5.1 channel audio stream.	Creation of sub-woofer like effect (.1 channel) through two speakers

Virtual Audio
Category of Technology	Product Categories	Enhancement
Noise Reduction (Spatializer Audio Alchemy™)	All recordable digital audio products	Eliminates unwanted environmental noise from recordings while reinforcing desired source audio

Licensed Products

     Our current technology product applications are directed to (1) speaker enhancement, (2) stereo surround sound enhancement, (3) mobile entertainment enhancement and (4) noise reduction.

1.	Spatializer 3D Stereo. Based upon proprietary and patented methods of stereo signal processing, our Spatializer 3—D Stereo technology is designed to create a vivid and expansive three- dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes our unique DDP™ (Double Detect and Protect™) algorithm. DDP continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides “set and forget” ease of use for consumers. First introduced in July 1994 by DPI, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation (“MEC”), the technology is now incorporated into low-cost, standard process ICs by three chip foundries (Matsushita, ESS Technologies, Inc., OnChip Systems and) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. The technology is currently available in both analog and digital formats. Matsushita introduced a new Spatializer IC design in 1999, offering the Spatializer 3-D Stereo effect in a simplified, lower cost package. In early 2002, we introduced a new algorithm-based technology which provides a virtual surround sound effect from a two channel input for DSP-based environments. In 2003, we introduced Spatializer ((environ)), especially designed for cellular phones with two, closely spaced speakers to enhance both ring tones and music.

2.	Spatializer N-2-2 Ultra Digital Virtual Surround. In September 1996, DPI introduced Spatializer N-2-2, which we consider a “core”, and “enabling” technology for DVD based home theater products and personal computers. In mid-2001, DPI introduced Spatializer N-2-2 Ultra as the latest generation of this core audio technology. Through outstanding performance and continuous enhancement, Spatializer N-2-2 has emerged as the “de facto standard” for branded virtual surround sound as measured by most brand adoptions, cumulative shipments and market share of such brands in the DVD player market. DVD is considered by many to be the single most important and fastest adopted consumer audio/computer technology ever introduced. The audio standards for DVD (based upon geographic region) are multi-channel audio formats (Dolby Digital® (AC-3) and MPEG-2) which carry six (or more) discrete (independent) channels of audio — the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or “sub-woofer”) channel for sound effects. The Spatializer N-2-2 software- based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2 runs in real-time on general purpose Digital Signal Processing (“DSP”) hardware platforms like those offered by LSI, Acer Labs, Inc., Motorola, VM Labs and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like WinDVD and PowerDVD, offered by InterVideo and Cyberlink, respectively, for the Intel® Pentium® series of microprocessors); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. Spatializer N-2-2 has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL™ trademark on products incorporating the technology. We believe our Spatializer N-2-2 Ultra process has helped to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems.

3.	Spatializer Vi.B.E. In early 1999, DPI introduced Spatializer Vi.B.E., a virtual bass enhancement technology. Spatializer Vi.B.E. produces a dynamic bass response from even the lowest-end speakers or headphones. This is particularly important in enhancing the audio of all forms of portable digital audio devices. Spatializer Vi.B.E. uses proprietary technology to generate the perception of realistic bass frequencies that are unaffected by actual speaker system frequency response capability.

4.	Spatializer VSP-11 First introduced by DPI in early 2002, Spatializer VSP-11 (Virtual Sound Processor 11) is a stand-alone application program for Microsoft Windows 95, 98, ME, 2000 and XP platforms that utilizes Spatializer proprietary psychoacoustic techniques to allow consumers to enjoy the benefits of the renowned Spatializer audio enhancement technologies on all leading media players, soft DVD players and file sharing programs. This means that Spatializer VSP-11 is a universal audio enhancement software package that will enhance output from the Microsoft® Media Player, Real

Player®, Real Jukebox®, WinAmp®, WinDVD®, PowerDVD®, among others, without any special modification. It will run in conjunction with any sound card, as well as with USB audio.

5.	Spatializer Natural Headphone Spatializer Natural Headphone, introduced by DPI in March 2001, renders spatially accurate multiple speaker positions simulating the typical home theater or stereo arrangement through a headphone. The headphone algorithm delivers a high performance simulated surround sound experience, using a reasonable amount of processing power at a reasonable cost. Thus, this solution is equally practical and effective for both low-power portable devices and home theater applications. Unlike typical virtual surround sound headphone solutions, which rely heavily on reverberation which can sound unnatural, Spatializer Natural Headphone utilizes a combination of techniques to provide an expanded, yet natural sound field.

6.	Spatializer PCE Spatializer PCE, introduced in October 2001, makes high frequencies clearer, crisper and more brilliant while low frequencies are more dramatic, tighter and have more impact. Spatializer® PCE gives the manufacturer an inexpensive way to dramatically improve the sound of low-end loudspeakers, such as the kind found in televisions, boom boxes and computers. Spatializer PCE is also ideal for improving the quality of Internet audio, which can sound rather lackluster and dull due to compression or low bit rates. It can be applied prior to encoding audio streams, and can just as easily enhance the playback of the decompressed audio. It can improve the clarity, intelligibility and impact of both dialog and music. Spatializer PCE works by both modifying and smoothing non-linear phase response and by creating psycho-acoustic cues. Typical equalization techniques cause phase distortion (non-zero group delay) due to non-linear phase response. Spatializer PCE has a nearly-linear phase response, which results in a near-zero group delay. This improves the “naturalness”, or transparency of the dialog or music by not adding to phase distortion already present in many playback systems.. Spatializer PCE can be custom tailored for two or an array of speaker configurations. The technology, without a surround sound effect, can enhance single speaker applications as well.

7.	Spatializer enCompass AV Spatializer enCompass AV, launched in late 2002, is designed to offer high quality, multi-channel audio, even from mono or stereo sources. This technology allows owners of home theater systems with five or more speakers to hear a surround sound effect, utilizing all of their speakers to deliver full system utility from CDs, cassettes or VHS tape or records.

8.	Spatializer VirtuaLFE processes the sub-woofer channel with proprietary psycho-acoustic techniques to virtualize, reinforce and enhance the effect for accurate reproduction through two speaker home audio or on-board television speakers. The result is an emotive low frequency effect that brings DVDs alive as if an actual sub-woofer speaker were employed. The efficient algorithm architecture makes implementation feasible on a wide array of home entertainment products.

9.	Spatializer Audio Alchemy dynamically removes noise from up to six input channel simultaneously. Utilizing state of the art noise removal and reduction techniques, Spatializer Audio Alchemy dynamically adjusts to changing noise levels and environments. Tailored for the human voice, Spatializer Audio Alchemy removes background noise such as fans, motor hum, and tape hiss. Spatializer Audio Alchemy features an advanced equalization processor to compensate for frequency response limitations in the audio recording hardware and transducers. In addition, Spatializer Audio Alchemy also performs spatial reconstruction to simulate the original acoustic environment, and normalizes the dynamic range of the digital audio source to a level compatible with home theater environments

In addition, we offer three whole product solutions with multiple Spatializer technologies that comprehensively address the unique audio delivery challenges inherent in each targeted platform. The Spatializer HD Class is comprised of three new products specifically targeted at home audio, cellular telephones and other mobile applications and personal computers. The Spatializer technologies in each package operate in a complementary fashion, such that the concurrent technologies deliver a more powerful and effective audio experience than that possible from a single solution. Further, each technology has been optimized and customized for the targeted application and is designed to overcome the audio challenges presented by small form factor, transducer limitations and even cost constraints.

Spatializer UltraMobile HD™ delivers higher definition digital audio to mobile audio systems through the multiple and complementary use of Spatializer Natural Headphone, Spatializer Vi.B.E. and Spatializer PCE. UltraMobile HD improves the performance of low cost headphones or ear buds, as well as from compressed audio by opening up the sound field while improving bass performance. In cellular telephone applications, Spatializer ((environ)) delivers maximum performance from micro-speakers that are mounted closely together and helps compensate for the more limited dynamic range as compared with standard size speakers.

When applied to stereophonic ring tones, Spatializer ((environ)) creates a startling and expressive sound field when such speakers are utilized in cellular handsets.

Spatializer UltraTV HD™ delivers higher definition digital audio performance to digital televisions, DVD players and DVD Recorders. HDTV signals can realistically be retrieved only in limited ways, leading to customer disappointment. The Spatializer UltraTV HD processor is designed to compensate for these shortcomings in digital home entertainment for the millions of households without home theater systems. Realistic surround sound, near-sub-woofer effects and crisp dialog is made possible through two speakers, rather than through expensive arrays of external speakers. Another unique aspect of this product is that it is designed specifically for playback through television speakers and can be custom tailored to the frequency aspects of a manufacturer’s speaker set.

Spatializer UltraPC HD™ helps ease the transition of the personal computer from business tool to a comprehensive component of the digital home entertainment experience. Spatializer UltraPC HD includes Spatializer N-2-2 Ultra that delivers surround sound through only two speakers, Spatializer Natural Headphone for personal surround sound, Spatializer VirtuaLFE™ that processes the sub-woofer channel for a low frequency effect through ordinary speakers and Spatializer PCE for dialog clarity. Each of these technologies has been optimized for small speaker or headphone playback and can be custom tuned to a manufacturer’s specific speaker set.

Licensing Activities

     Until 2000, we licensed our technologies primarily through semiconductor manufacturing and distribution licenses (“Foundry Licenses”) with semiconductor foundries. In turn, the foundries manufacture and distribute integrated circuits ICs (integrated circuits) or DSPs (digital signal processors) incorporating Spatializer technology to consumer electronics and multimedia computer OEMs (original equipment manufacturers).

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

     We are currently negotiating new IC/DSP Foundry Licenses and OEM Licenses with potential customers for Spatializer N-2-2 Ultra, Spatializer Vi.B.E., Spatializer Natural Headphone , Spatializer PCE and combinations and optimizations of these technologies under the Spatializer Ultra HD series. Currently, all new licenses are negotiated by our Chief Executive Officer.

     IC/DSP Foundry Licenses

     In 2000 and early 2001, VM Labs, Inc., MIPS Technologies, New Japan Radio Corporation (“NJRC”), Tvia, Inc. and Link Up Systems entered into Foundry License or Distribution Agreements for Spatializer N-2-2. All but the NJRC agreements were non-royalty bearing distribution agreements, with per unit royalties to be paid by the OEM customer.

     In 2001, we entered into license or distribution agreements with Texas Instruments, Cirrus Logic, Sanyo, Sharp and Kenwood, among others.

     In 2002, we entered into distribution agreements with MediaTek, Amlogic, LSI Logic and Samsung Semiconductor for the porting and distribution of our technologies to OEM manufacturers. These Distribution agreements grant the right to port and or distribute our technology only to licensed customers of Spatializer, who then pay a royalty for the use of such technologies.

     As of December 31, 2003, we have entered into non-exclusive Foundry Licenses for our Virtual Audio Signal Processing technologies with Matsushita Electronics Corporation (“MEC”), ESS Technology, Inc. (“ESS”), OnChip Systems, Inc. (“OnChip”), LSI Logic, Inc. (“LSI”), Acer Labs, Inc. (“Ali”), MIPS Technologies, NJRC, Tvia, Inc., Texas Instruments, Cirrus Logic and Link Up Systems. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.

     As of December 31, 2003, more than 45 million ICs and DSPs incorporating Spatializer audio signal processing technology had been manufactured and sold.

OEM Licensees and Customers

     As of December 31, 2003, our technology has been incorporated in products offered by more than 100 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the Logo Usage Agreement (“LUA”) or were authorized customers under bundled royalty licenses with the IC foundries. The OEM Licensees and customers offer a wide range of products, which include DVD players, car stereo systems, direct view TVs, wide screen and projection TVs, cellular phones, powered speakers, portable audio systems (“Boomboxes”), HiFi stereo systems and components, computer sound cards and graphics accelerator cards, multimedia desktop personal computers, notebook computers, LCD projectors, multimedia computer monitors, and arcade pinball and video games.

     In 2003, four major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Apple Computer, Orion, JVC and Samsung, each of whom accounted for greater than 10% of our total 2003 revenues. One OEM accounted for 34%, two accounted for 20% each and one accounted for 10% of our royalty revenues during 2003. Two other accounts comprised more than 5%, but less than 10% of revenues, each. All other OEM’s accounted for less than 5% of royalty revenues individually. During 2003 we anticipated a significant reduction in revenues from Apple as it completes its migration to its newest operating system and from Toshiba due to sourcing reallocation on some products.

     The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 2003:

Partial List of OEM Licensees or Customers
Amlogic	NEC
Cirrus Logic	Panasonic TV & VCR (Matsushita Kotobuki Electronics Industries,
Ltd.)
Emerson	Panasonic Car Audio (Matsushita Communications Industrial Co., Ltd.)
Fujitsu Computer Corp.	Proton Electronic Industrial Co., Ltd.
Hewlett Packard	Samsung
Hitachi, Ltd.	Seiko Epson Corp.
Iiyama Electric Co., Ltd.	Sanyo Corp.
Gateway Computer Corp.	Sharp Corp.
Golden Regent	Toshiba DVD
LG Electronics	Toshiba TV
JVC	Taisei Electric, Inc.
Labtec Enterprises, Inc.	Taiyo Electric Company, Ltd.

Partial List of OEM Licensees or Customers
MediaTek	Texas Instruments Theta Digital
Mitsubishi Image and Information Works

     We have extensive relationships with OEM licensees and customers outside the United States. Japanese and Korean based entities accounted for 71% and 20% of our total revenues, respectively in 2003, 50% and 17% of our total revenues, respectively in 2002, and 31% and 15% of our total revenues, respectively in 2001. The products incorporating our technology are, in turn, sold throughout the world, in market segments and amounts that are consistent with the overall general world markets for consumer electronics and software.

     Customers, Revenues and Expenses

     We generate revenues in our audio business from royalties pursuant to our Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. Our revenues, which totaled $1,269,000 in 2003, were derived almost entirely from Foundry and OEM license fees and royalties.

     We seek to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and eliminated our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales rep force.

     In 2003, four major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Apple Computer, Inc., JVC, Samsung and Orion Corporation, each of whom accounted for greater than 10% of our total 2002 revenues. One OEM accounted for 34%, another accounted for 20%, another accounted for 20% and one accounted for 10% of our royalty revenues during 2003. Two other accounts comprised more than 5%, but less than 10% of revenues, each. All other OEM’s accounted for less than 5% of royalty revenues individually.

     We achieved improved operating results in 2002 as a result of overhead reductions combined with the strong growth of DVD-related revenues. In 2001, we began expanding our headcount, primarily in the engineering area in anticipation of continued growth. At midyear, in light of a weakening in market conditions and lower than anticipated royalties from a key Asian account, expenditures were once again curtailed in order to bring overhead levels more in line with current revenues. In 2003, declining revenues were experienced from three major customers resulting primarily from the cessation of use of our products by these customers. In most of these cases, the DVD player market, where we had a high concentration of accounts, became commoditized and resulted in a steep decline in price and margins. Manufacturers were forced to strip out features, such as those from our company, in order to compete. Another PC account migrated completely in 2003 to a new operating system and chose not to include any audio software enhancements.

Competition

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

     Our principal competitors in the field of virtual audio are SRS Labs, Inc. and Qsound Labs, Inc. In addition, some DSP foundries and OEMs have proprietary virtual audio technologies that they regularly offer to OEMs at no cost. These companies have, or may have, substantially greater resources than us to devote to further technologies and new product developments.

     Pressure on OEMs to reduce their costs, particularly in the DVD market is intense. The marketplace is also susceptible to undisciplined competitors who, from time to time, may offer below market prices to generate short term revenue and larger market penetrations even if it does not provide for viable margins. In the future, our products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with us. Factors that affect our ability to compete include product quality, performance and features, conformance to existing and new standards, price, customer support and marketing and distribution strategies.

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

Research and Development

     Our research and development expenditures in 2003, 2002 and 2001 were approximately 28%, 25% and 35% of total operating expenses respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies

     As of December 31, 2003, we had five employees and consultants in our R&D group representing 56% of our total human resources. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products.

Intellectual Property and Proprietary Information

     We rely on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations. Our core signal processing technology is covered by U.S. patents 5,412,731, 5,896,456 and 6,307,941. On March 20, 1998, we filed a patent application on our enCompass V 2.0 technology with the United States Patent & Trademark Office (“USPTO”) covering our enCompass 2.0 positional audio gaming technology. In June 2000, we filed an additional patent application for our reduced cost/higher performance 3-D Stereo circuit design. In late 2002, we filed a patent application covering our Spatializer PCE technology. In 2003, we filed a patent application for Spatializer Audio Alchemy. Much of our intellectual property consists of trade secrets. In 2002, patent 6,307,941 was issued by the USPTO covering our Spatializer N-2-2 technology. We possess copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.

     There can be no assurance that these measures will be successful, or that competitors will not be able to produce a non-infringing competitive product or service. In addition, the laws of certain countries in which our products are or may be developed, manufactured or sold, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, or at all. There can be no assurance that third parties will not assert infringement claims against us, or that if required to obtain any third party licenses as a result of an infringement dispute, we will be able to obtain such licenses.

     In June 1996, we acquired certain developmental stage technologies and assets from Home Theatre Products (“HTP”), for approximately $1,062,000 in June 1996 and formed a subsidiary, MultiDisc Technologies, Inc. (“MDT”). The MDT transaction brought a combination of proprietary electromechanical designs, robotics, operating software, firmware, intellectual property, and engineering know-how and five patent applications acquired in the asset acquisition. MDT added an additional forty-seven patent applications filed with the USPTO to bring the total to fifty-two patent applications filed. On September 25, 1998, we announced our plan to refocus our business on the exploitation of our core audio technologies and to properly position the MDT assets for sale. The repositioning strategy recognized that the capital investment required to properly commercialize the MDT technology was beyond our capacity. As a result, all operations, including research and development activities, were suspended and we have accounted for MDT as a discontinued operation. We have explored the sale of the business or the patent portfolio with interested parties, but to date, no transaction has been consummated.

Seasonality

     Due to our dependence on the consumer electronics market, we experience seasonal fluctuation is sales and earnings. In particular, we believe that there is seasonality relating to the Christmas season in the third and fourth quarters, as well as the first quarter, which is generally the weakest. We are moving toward diversifying our key market segments in the consumer electronics industry in an effort to even out our seasonal fluctuation. Overall, seasonality does not have a material effect on our business.

Employees

     We began 2003 with five full-time and nine part-time employees and sales representatives and decreased our staff to four full time and five part-time employees, consultants and sales representatives by December 31, 2003. At year-end, there were two full-time employees and three consultants engaged in research and development. We employ the services of outside professional consultants, particularly in the audio engineering area, due to the costly and tight labor market for such professionals in Silicon Valley as well as the need for specialized expertise in the course of our business. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relations with our employees and consultants to be satisfactory.

Item 2. Properties

     Our corporate office and research center in San Jose, California, is the primary location for our audio technology division, (“DPI”). We occupy approximately 1,200 square feet with an annual rent on a full service basis of approximately $22,000. The lease expires on December 30, 2004 and is renewable at market rates thereafter.

     Our executive office is located in Westlake Village, California, where we occupy approximately 100 square feet with an annual rent of approximately $5,000. The lease term on this space expires on September 30, 2004 and is renewable on a month to month basis thereafter. This space in the Los Angeles area is used to facilitate business and contacts with the entertainment community as well as with our accountants, lawyers and directors.

     We lease an apartment in San Jose, California for use by the chief executive officer when away from the executive office. The annual rent on this apartment is approximately $18,000. The lease is on a month-to-month basis.

     We lease our space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. Our properties are well maintained and we believe they are adequate to support our current requirements.

Item 3. Legal Proceedings

     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2001 and 2002. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period:	High (U.S. $)	Low (U.S. $)
2002
First Quarter	$0.22	$0.12
Second Quarter	$0.14	$0.09
Third Quarter	$0.13	$0.06
Fourth Quarter	$0.09	$0.06
2003
First Quarter	$0.08	$0.04
Second Quarter	$0.07	$0.04
Third Quarter	$0.06	$0.04
Fourth Quarter	$0.19	$0.04

     On February 25, 2004, the closing price reported by the OTC Bulletin Board was U.S. $0.17. Stockholders are urged to obtain current market prices for our Common Stock. Computershare Investor Services, LLC is our transfer agent and registrar.

     There were no sales of unregistered securities by the Company during the year ended December 31, 2003.

     To our knowledge there were approximately 200 holders of record of the stock of the Company as of March 5, 2003. Our transfer agent has indicated that beneficial ownership is in excess of 4,000 stockholders.

     We have not paid any cash dividends on its Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. Our future dividend policy will be determined from time to time by the Board of Directors.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from our consolidated financial statements that have been audited by Farber & Hass LLP, independent certified public accountants. The consolidated statements of operation and cash flows for the year ended December 31, 2003 and the report thereon are included elsewhere in this Report.

	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	1999	2000	2001	2002	2003
Consolidated Statement of Operations Data:
Revenues	$1,660	$2,202	$1,604	$1,856	$1,269
Cost Of Revenues	(49)	(248)	(97)	(131)	(122)

Gross Profit	1,611	1,954	1,507	1,725	1,147
Total Operating Expenses	(1,156)	(1,596)	(1,823)	(1,711)	(1,631)
Other Income (Expense), Net	(94)	34	73	(2)	(6)
Loss from Discontinued Operations
Income taxes	(6)	(10)	3	(6)	(5)

Net Income (Loss)	$355	$382	$(240)	$18	$(495)

Basic Income (Loss) Per Share	$0.01	$0.01	$(0.01)	$0.00	$(0.01)

Diluted Income (Loss) Per Share	$0.01	$0.01	$(0.01)	$0.00	$(0.01)

Weighted Average Common Shares	33,805,512	46,736,224	47,388,235	47,406,939	47,309,171

Consolidated Balance Sheet Data
Cash and Cash Equivalents	$1,022	$1,468	$869	$859	$590
Working Capital	395	1,195	1,124	1,125	793
Total Assets	2,118	2,457	1,753	1,746	1,205
Redeemable Preferred Stock				1	1
Advances From Related Parties	337	337	113	113	108
Total Shareholders’ Equity	$768	$1,651	$1,411	$1,429	$955

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Approach to MD&A

     The purpose of MD&A is to provide our shareholders and other interested parties with information necessary to gain an understanding of our financial condition, changes in financial condition and results of operations. As such, we seek to satisfy three principal objectives:

•	to provide a narrative explanation of a company’s financial statements that enables investors to see the company through the eyes of management;

•	to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and

•	to provide information about the quality of, and potential variability of, a company’s earnings and cash flow, so that investors can ascertain the likelihood that past performance is indicative of future performance.

We believe the best way to achieve this is to give the reader:

•	An understanding of our operating environment

•	An outline of critical accounting policies

•	A review of the key components of the financial statements and our cash position and capital resources

•	Disclosure on our internal controls and procedures

Operating Environment

     We operate in a very competitive business environment. This environment impacts us in the following ways, further discussed in greater detail under Risk Factors:

•	We Face Significant Pricing Pressure and Competition that can Result in Our Technology Being Designed Out Within a Short Time Frame, or Impeding Efforts to Secure New Design Wins

•	New Customer Product Development Can be Delayed. This Results in Delays In Revenues. Further, Where our Products are Delayed, Competitive Products May Reach The Market Before, or Replace Our Products.

•	We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third parties Have Their Own Priorities and Alliances that May Delay or Thwart our Sales Efforts to Potential Customers.

The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in features. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers' product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. When this occurs, we receive very short notice and revenues from such an account will typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. Our response has been to strengthen our value proposition, more aggressively price and feature enrich our products and enter new segments, such as cell phones, with different competitive pressure.

Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to actual cashflow. These schedules are also prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced.

Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers request that our algorithm be implemented. While these requests are typically honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company.

Therefore, when reviewing the operating results or drawing conclusions with regard to future performance, these competitive forces and uncertainties must be taken into consideration. Without absolute long-term visibility, it is difficult to draw such conclusions in absolute terms. Further, the dynamic nature of the business environment creates the potential for both positive and negative fluctuations in near and long term operating performance. While management strives to mitigate these risks, as outlined in Risk Factors, it is not possible to be fully immune from such dynamics.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In consultation with our Board of Directors and Audit Committee, we have identified three accounting policies that we believe are critical to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

     Audit Committee

     This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the internal auditors and the adequacy of our accounting, financial, and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to approve proposals made by our independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting of financial matters.

     Compensation and Stock Committee

     Our Compensation and Stock Option Committee (the “Compensation Committee”) currently consists of Messrs. Pace and Segel, each of whom is a non-employee director of the Company and a “disinterested person” with respect to the plans administered by such committee, as such term is defined in Rule 16b-3 adopted under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (collectively, the “Exchange Act”). The Compensation Committee reviews and approves annual salaries, bonuses and other forms and items of compensation for our senior officers and employees. Except for plans that are, in accordance with their terms or as required by law, administered by the Board of Directors or another particularly designated group, the Compensation Committee also administers and implements all of our stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommends changes or additions to those plans or awards under the plans.

Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002, and the year ended December 31, 2002 compared to the year ended December 31, 2001. The following discussion of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

For the Year Ended December 31, 2003, Compared to the Year Ended December 31, 2002

     Revenues

     Revenues decreased to $1,269,000 for the year ended December 31, 2003 compared to $1,856,000 for the year ended December 31, 2002, a decrease of 32%. Revenues are almost entirely comprised royalties pertaining to the licensing of Spatializer® audio signal processing algorithms.

     The decrease in revenues is attributed primarily to the loss or reduction at two key accounts which generated in excess of 20% of total revenue each, partially offset by revenue from a new account. The first lost account was in the PC market, which completed its migration to a new operating system in which it chose not to include any software audio enhancements. The second account was in the DVD player market, where it selected a lower cost solution for its low cost, high volume DVD players.

     Gross Profit

     Gross profit decreased to $1,147,000 for the year ended December 31, 2003 compared to $1,725,000 in the comparable period last year, a decrease of 34%. Gross margin decreased to 90% of revenue in the year ended December 31, 2003 compared with 93% of revenue for the comparable period last year. The decrease in gross profit results from lower revenues in the current year and from lower gross margin. The decrease in the gross margin percentage reflects a change in mix to commissionable foreign royalty revenue compared to non-commissionable U.S. sourced revenue. We maintain a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts.

     Operating Expenses

     Operating expenses for the year ended December 31, 2003 decreased to $1,631,000 (128% of sales) from $1,711,000 (92% of sales) for the year ended December 31, 2002, a decrease of 5%. The decrease in operating expenses results primarily from reductions in sales and marketing due to the elimination of a marketing and business development executive position and related travel. These responsibilities were transferred to another executive and to a new representative firm in Japan.

     In the fourth quarter of fiscal 2003, we implemented a cost reduction program that included the elimination of an executive position, relocation of the corporate offices to smaller and lower cost facilities, replacement of a stipended representative with a commissioned representative and other overhead related cost savings. The annualized reduction to be provided by these initiatives are expected to result in an overall overhead reduction of at least 20%.

     General and Administrative

     General and administrative costs increased to $811,000 for the year ended December 31, 2003 from $766,000 for the year ended December 31, 2002, an increase of 6%. The increase is primarily due to increased legal expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act, and increased travel by the CEO. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.

     Research and Development

     Research and Development costs increased to $459,000 for the year ended December 31, 2003, compared to $433,000 for the year ended December 31, 2002, an increase of 6%. The increase in research and development expense was due strategic use of outside specialist consultants, wage increases and increased health insurance premiums for such personnel.

     We continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward the launch of Spatializer Audio Alchemy, refinement of Spatializer Natural Headphone, development of the HD Series of whole product solutions and applications engineering to port our technology to leading processor platforms.

     Sales and Marketing

     Sales and Marketing costs decreased to $361,000 for the year ended December 31, 2003, compared to $513,000 for the year ended December 31, 2002, a decrease of 30%. The reduction in such expenses resulted from the elimination of a sales consultant position, the elimination of a sales executive position in the third quarter of 2003 and fewer trade show participations.

     Net Income (Loss)

     Net loss was $495,000 for the year ended December 31, 2003, ($0.01) basic per share, compared to net income of $18,000, ($0.00) per share basic and diluted, for the year ended December 31, 2002. Net loss for the current period is primarily the result of lower gross margin, partially offset by lower overhead.

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

     Gross Profit

     Gross profit increased to $1,725,000 for the year ended December 31, 2002 compared to $1,507,000 in the comparable period last year, an increase of 14%. Gross margin decreased to 93% of revenue in the year ended December 31, 2002 compared with 94% of revenue for the comparable period last year. The increase in gross profit results from higher revenues in the current year, partially offset by slightly lower gross margin. This decrease in the gross margin percentage reflects a slight change in mix to commissionable foreign royalty revenue compared to non-commissionable U.S. sourced revenue. We maintain a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts.

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

     We continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward the launch of encompass AV™ , development of Spatializer Audio Alchemy™, refinement of Spatializer Natural Headphone™ and applications engineering to port our technology to leading processor platforms.

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

Liquidity and Capital Resources

     At December 31, 2003, we had $590,000 in cash and cash equivalents as compared to $859,000 at December 31, 2002. The decrease in cash and cash equivalents is attributed to the operating loss. We had working capital of $793,000 at December 31, 2003 as compared with working capital of $1,125,000 at December 31, 2002.

     Net cash used in operating activities was $253,965 for the year ended December 31, 2003, as compared to net cash provided by operating activities of $85,138 for the year ended December 31, 2002 and net cash used in operating activities of $339,675 for the year ended December 31, 2001. The decrease in cash flows from operations for the year ended December 31, 2003 was primarily a result of decreases in net income in 2003. Accounts receivable decreased $153,612 for the year ended December 31, 2003, due to year over year decline in sales and resulting collections

     We use cash in investing activities primarily to secure patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit. Cash used in investing activities totaled $20,709, $95,891 and $34,593, respectively, in the years ended December 31, 2003, 2002, and 2001. The decrease in cash used in investing activities during for the year ended December 31, 2003 is the result of curtailment of capital expenditures. All expenditures for on-going research and development are expenses and therefore included in the Net Loss.

     Net cash flows provided by financing activities totaled $5,746 for the year ended December 31, 2003 and cash used in financing activities totaled $0 and $224,242 for the years ended December 31, 2002 and 2001, respectively.

     In November 2002, the Board of Directors and the holders of our previously outstanding Series B Preferred Stock agreed to exchange the Series B Preferred Stock for a new Series B-1 Preferred Stock, which are convertible commencing in December 2005 into restricted Common Stock at a 10% discount, based on the 10 day average closing bid price prior to the conversion, but subject to a minimum conversion of $.56 per share and a maximum of $1.12 per share. The exchange was completed in December 2002. In connection with the exchange the Series B-1 Preferred Stock, we withdrew the Series A and Series B Preferred Stock and, therefore, currently the Series B-1 Preferred Stock is our only authorized or outstanding class of preferred stock.

     In the fourth quarter of 2003, we negotiated and completed the conversion of a $112,500 related party 10% demand note to a three-year 10% term note. Principal and interest of $5,191 is paid monthly, which we pay on a current basis. Installments due in more than twelve months are classified as Notes Payable to Related Parties-long-term.

     We continue to maintain an accrual for unasserted claims or settlement costs of approximately $28,000. We do not expect any final liability to be in excess of this balance.

     Future payments due under operating lease obligations as of December 31, 2003 are described below:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
[Long-Term Debt Obligations]	$108,246	$37,500	$70,746
[Capital Lease Obligations]
[Operating Lease Obligations]	$22,000	$22,000
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP]
Total	$130,246	$59,500	$70,746

     Our future cash flow will come primarily from the audio signal processing licensing, OEM royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which we believe should generate additional cash flow without imposing any substantial costs on us. We anticipate that there may continue to be dislocations of individual licensing programs due to continuing pressure to reduce costs, particularly in the DVD player segment. We currently believe that growth from other licensing arrangements, which include new markets such as cellular phones, and other arrangements that are pending but not announced or in negotiation, will substantially offset any revenue shortfalls from market dynamics or transitioning platforms. Further, we anticipate that our cost reduction initiative implemented in the fourth quarter of 2003 will lower the revenues needed to reach the break-even point.

     The fluid, competitive and dynamic nature of the market continues a degree of uncertainty to our operations. The operations of our business, and those of our competitors, may also be impacted by the continued trend in the semiconductor industry to offer free, but minimal audio solutions to certain product classes to maintain and attract market share. This challenges our ability to convert business opportunities to licensing agreements in those segments that allow us to maintain or rapidly increase revenue. As a result, we must develop and license its products and software solutions in a market that treats some audio products, including those of our competitors, on a commodity basis in those cases where the OEM product is considered a commodity product. While our software applications deliver what we and most manufacturers who listen to it believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. We have responded by offering additional products targeted to each price/quality segment of the market and continues to aggressively pursue new opportunities in emerging product categories such as cellular phones and notebook computers that complements our existing core business. In addition, our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for us, and our rational commercial competitors, to enhance their operating results.

     To the extent we maintain or exceed our projected revenues and are not required to fund significant contingencies, we expect to continue to retain our current cash reserves and therefore, maintain our liquidity position at a consistent level both on a short-term and long-term basis. To the extent that we do not achieve current operating levels or are required to fund contingencies, we will be required to use some of our cash reserves and this could impact our longer term liquidity. In addition, we wish to achieve accelerated growth and to take advantage of the dynamic market forces in which we operate, rather than to be affected by them. We believe our current cash reserves and cash generated from our existing operations and customer base are sufficient for us to meet our operating obligations and the anticipated additional research and development for our audio technology business for at least the next 12 months. We will also continue to consider and evaluate capital investment or business arrangements with financial or strategic participants or investors as such opportunities become available to us on terms that enhance shareholder value and support our business strategy.

Net Operating Loss Carry forwards

     At December 31, 2003, we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.

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

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred in contrast to the date of an entity’s commitment to an exit plan, as required by EITF Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position and results of operations.

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

In January 2003 the FASB issued Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation requires a Company to consolidate the financial statements of a “Variable Interest Entity” (“VIE”), sometimes also known as a “special purpose entity”, even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a “controlling financial interest” in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE’s created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which a Company holds a variable interest that it acquired before February 1, 2003.

In May 2003 the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results from operations or cash flows.

In December 2003, the FASB issued SFAS 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS 132R on January 1, 2004. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results from operations or cash flows.

Factors That May Affect Future Results

     Certain information in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical fact. When used in this report the words “shall,” “should,” “forecast,” “all of,” “projected,” “believes,” “anticipates,” “expects,” and similar expressions are intended to identify these forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We wish to caution readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this report or from time to time described in our other filings with the Securities and Exchange Commission.

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

     We experienced a loss from operations in 2003 and 2001 but were profitable in 2002. We experienced small losses in the last quarter of 2002, the first quarter of 2003, a larger loss in the second quarter of 2003 and a reduced loss in the current quarter. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues , we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability, and we may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.

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

We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third parties Have Their Own Priorities and Alliances that May Delay or Thwart our Sales Efforts to Potential Customers.

Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers request that our algorithm be implemented. While these requests are typically honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company.

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

     Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to cashflow. These schedules are also prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced.

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

If We Are Unable To Attract And Retain Our Key Personnel, We May Not Be Able To Successfully Operate Our Business.

     Our future success primarily depends on the abilities and efforts of a small number of individuals, with particular management obligations and technical expertise. Loss of the services of any of these persons could adversely affect our business prospects. There is no assurance that we will be able to retain this group or successfully recruit other personnel, as needed. We compete with other enterprises with stronger financial resources and larger staffs that may offer employment opportunities to our staff which are more desirable than those which we are able to offer. Failure to maintain skilled personnel with the software and engineering skills critical to our business could have an adverse impact upon our business, the results of our operations and our prospects. Currently, we have an employment agreement with Henry R. Mandell with a term expiring in November 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at December 31, 2003. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

     To the Board of Directors Of Spatializer Audio Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (The “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting policies generally accepted in the United States of America.

/s/ FARBER & HASS LLP

Oxnard, California
March 10, 2004

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$589,797	$858,725
Accounts Receivable	345,411	499,023
Prepaid Expenses and Other Current Assets	35,430	82,920

Total Current Assets	970,638	1,440,668
Property and Equipment, Net	42,022	70,842
Intangible Assets, Net	192,485	225,859
Other Assets	—	8,471

	$1,205,145	$1,745,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Party, Short Term	37,500	112,500
Accounts Payable	21,466	39,027
Accrued Wages and Benefits	36,973	108,771
Accrued Professional Fees	20,000	—
Accrued Commissions	33,856	—
Accrued Expenses	28,197	55,682

Total Current Liabilities	177,992	315,980
Notes Payable to Related Party, Long Term	70,746	—
Commitments and Contingencies
Series B-1 Redeemable Convertible Preferred Shares, $0.01 par value:
1,000,000 shares authorized; 102,762 shares issued and outstanding at December 31, 2003 (liquidation preference of $1,027,620)	1,028	1,028
Stockholders’ Equity (Deficit):
10% Series B Convertible Preferred Shares $0.01 par value 1,000,000 shares authorized; 87,967 converted to Series B-1
Common shares, $0.01 par value; 65,000,000 shares authorized; 47,015,865 and 47,406,939 shares issued and outstanding at December 31, 2003 and 2002, respectively	470,159	474,070
Additional Paid-In Capital	46,428,615	46,402,704
Accumulated Deficit	(45,943,395)	(45,447,942)

Total Shareholders’ Equity	955,379	1,428,832

	$1,205,145	$1,745,840

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Revenues:
Product Revenues, Net
Licensing Revenues
Royalty Revenues	$1,269,286	$1,855,934	$1,603,782
Cost of Revenues	122,417	130,516	96,783

	1,146,869	1,725,418	1,506,999

Operating Expenses:
General and Administrative	811,024	765,637	707,115
Research and Development	458,940	432,826	639,223
Sales and Marketing	360,692	512,727	476,432

	1,630,656	1,711,190	1,822,770

Operating Income (Loss)	(483,787)	14,228	(315,771)

Interest Income	7,201	12,432	41,358
Interest Expense	(13,447)	(14,493)	(11,250)
Other Income (Expense), Net	0	25	42,691

	(6,246)	(2,036)	72,799

Income (Loss) Before Income Taxes	(490,033)	12,192	(242,972)
Income Taxes	(5,420)	(6,100)	2,865

Net Income (Loss)	$(495,453)	$18,292	$(240,107)

Basic and Diluted Income (Loss) per Share:	$(.01)	$.00	$(.01)

Weighted-Average Shares Outstanding	47,309,171	47,406,939	47,247,455

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net Income (Loss)	$(495,453)	$18,292	$(240,107)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation	30,591	54,737	77,785
Amortization	52,313	50,766	61,345
Stock and Options Issued for Services	12,000
Net Change in Assets and Liabilities:
Accounts Receivable	153,612	(56,460)	64,003
Prepaid Expenses, Deposits and Other Assets	55,960	43,370	(63,132)
Accounts Payable	(17,561)	24,155	(36,910)
Accrued Expenses and Other Liabilities	(45,427)	50,286	(46,819)
Discontinued Operations		(100,000)	(155,840)

Net Cash Provided (Used) by Operating Activities	(253,965)	85,138	(339,675)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,771)	(74,993)	(20,311)
Intangible Assets	(18,938)	(20,898)	(14,282)

Net Cash Used by Investing Activities	(20,709)	(95,891)	(34,593)

Cash Flows from Financing Activities:
Exercise of Options and Warrants	10,000		1,000
Notes and Amounts Due to (from) Related Parties	108,246		(225,242)
Repayments/Termination of Notes Payable	(112,500)

Net Cash Provided (Used) by Financing Activities.	5,746		(224,242)

Increase (Decrease) in Cash and Cash Equivalents.	(268,928)	(10,753)	(598,510)
Cash and Cash Equivalents, Beginning of Year	858,725	869,478	1,467,988

Cash and Cash Equivalents, End of Year	$589,797	$858,725	$869,478

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Interest	$11,250	$14,493	$11,250
Income Taxes	$4,800	$2,400	$3,237

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	10% Series B Convertible		Common
	Preferred Shares		Shares	Common Shares
					Additional		Total
	Number of	Par	Number of	Par	Paid-In-	Accumulated	Shareholders'
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2000	102,967	$1,030	47,087,971	$470,880	$46,404,892	$(45,226,127)	$1,650,675

Conv. of Pfd. Shares, net	(15,000)	(150)	313,968	3,140	(2,990)
Options Exercised Warrants Exercised			5,000	50	950		1,000
Net Loss						(240,107)	(240,107)

Balance, December 31, 2001	87,967	$880	47,406,939	$474,070	$46,402,852	$(45,466,234)	$1,411,568

Conversion of 10% Series B to Redeemable Series B-1	(87,867)	(880)					(880)
Series B Pfd. Share dividend					(148)		(148)
Net Income						18,292	18,292

Balance, December 31, 2002	-0-	$-0-	47,406,939	$474,070	$46,402,704	$(45,447,942)	$1,428,832

Options Exercised Warrants Exercised			166,666	1,667	8,333		10,000
Options Issued for Services					12,000		12,000
Cancellation of Unissued Performance Shares			(557,740)	(5,578)	5,578
Net Loss						(495,453)	(495,453)

Balance, December 31, 2003	-0-	$-0-	47,015,865	$470,159	$46,428,615	$(45,943,395)	$955,379

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

     Spatializer Audio Laboratories, Inc. and subsidiaries (the “Company”) is in the business of developing and licensing technology. The Company sales, research and subsidiary administration are conducted out of facilities in San Jose, California.

     The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues are generated from this subsidiary.

     The Company’s wholly-owned subsidiary, MultiDisc Technologies, Inc. (“MDT”), has been dormant since the fourth quarter of 1998 and the assets have been marketed for sale (see Note 11).

(2) Significant Accounting Policies

     Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, Desper Products, Inc. MultiDisc Technologies, Inc. has been presented as a discontinued operation (see Note 11). All significant intercompany balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.

     Revenue Recognition — The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101.

     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at Citibank FSB. At December 31, 2003 and 2002, substantially all cash and cash equivalents were on deposit at one financial institution.

     At December 31, 2003, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: JVC, Samsung and Orion Corporation, each of whom accounted for greater than 10% of our total 2002 accounts receivable. One customer accounted for 42.0%, another accounted for 23% and one accounted for 16% of our total accounts receivable at December 31, 2003. At December 31, 2002, one customer accounted for 28%, two customers each accounted for 20% and a fourth customer accounted for 15%.

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

     Customers Outside of the U.S.- Sales to foreign customers were 91%, 90% and 67% of total sales in the years ended December 31, 2003 and 2002 and 2001, respectively.

     Major Customers — During the year ended December 31, 2003, three customers accounted for 34%, 20%, and 20%, respectively, of the Company’s net sales. During the year ended December 31, 2002, three customers accounted for 33%, 25%, and 17%, respectively, of the Company’s net sales.

     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.

     Advertising Costs — Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Consolidated advertising expense amounted to $2,960, $4,087 and $27,645 in 2003, 2002 and 2001, respectively.

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

     Earnings Per Share — The Company determines earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     Since the Company generated a net loss in 2003 and 2001, outstanding stock options and warrants would have been anti-dilutive and are not applicable to this calculation.

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

     The following table presents contingently issuable shares, options and warrants to purchase shares of common stock at December 31, 2002. Those that were outstanding during 2003 and 2001 were not included in the computation of diluted loss per share because the impact would have been anti-dilutive:

2002
Options.	2,671,500
Warrants	-0-

Total	2,671,500

     Stock Option Plan —The Company determines the effect of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 8).

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

     Segment Reporting - The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in December 1997. MDT has been considered a discontinued operation since September 1998. As of December 31, 2002, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.

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

Recent Accounting Pronouncements - In January 2003 the FASB issued Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. This Interpretation requires a Company to consolidate the financial statements of a “Variable Interest Entity” (“VIE”), sometimes also known as a “special purpose entity”, even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a “controlling financial interest” in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE’s created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE’s in which a Company holds a variable interest that it acquired before February 1, 2003.

In May 2003 the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

In December 2003, the FASB issued SFAS 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS 132R on January 1, 2004.

     The Company believes that the adoption of these pronouncements will not have a material effect on the Company’s financial position, results from operations or cash flows.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2003 and 2002 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2003 and 2002 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

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

(3) Property and Equipment

     Property and equipment, as of December 31, 2003 and 2002, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	2003	2002
Office Computers, Software, Equipment and Furniture	$309,744	$307,973
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	171,301	171,301
Automobiles	7,000	7,000

Total Property and Equipment	606,884	605,113
Less Accumulated Depreciation and Amortization	564,862	534,271

Property and Equipment, Net	$42,022	$70,842

(4) Intangible Assets

     Intangible assets, as of December 31, 2003 and 2002 consist of the following:

	2003	2002
Capitalized Patent, Trademarks and Technology Costs	$505,487	$486,549
Less Accumulated Amortization	313,002	260,690

Intangible Assets, Net	$192,485	$225,859

     Estimated amortization is as follows:

2004	$43,794
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$89,554

192,485

(5) Notes Payable to Related Parties

The Company was indebted to the Desper Family Trust, a related party, in the amount of $108,246 at December 31, 2003. In the fourth quarter of 2003, in response to the calling of the Note by the holder, we negotiated and completed the conversion of the $112,500 related party 10% demand note to a three-

year 10% term note. Principal and interest of $5,191 are due monthly, which we pay on a current basis. Installments due in more than twelve months are classified as Notes Payable to Related Parties-long-term.

(6) Shareholders’ Equity

During the year ended December 31, 2003, shares were issued or converted as follows:

An employee exercised options to purchase 166,666 shares of common stock were exercised in 2003, increasing shareholders’ equity by $10,000.

Options to purchase common shares in exchange for services were issued with a value of $12,000.

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

Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series has a par value of $0.01 and a stated value of $10.00 per share US and is designated as a liquidation preference. The stock will rank prior to the Company’s common stock. No dividends will be paid on the Series B-1 Preferred Stock. Conversion rights vested on January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula based on an average closing share price, subject to a floor of $0.56 and a ceiling of $1.12. At December 29, 2005 certain mandatory conversion requirements exist subject to the above formula. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading exist based on date sensitive events based on the Company’s Insider Trading Policy. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock.

(7) Escrowed Performance Shares

In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commissions (“BCSC”) for the release of the Company’s 5,776,700 escrowed “Performance Shares” from Canadian Escrow into a new escrow arrangement with the Company. The overall modification was approved by the Company’s stockholders in August 1996. Under the revised arrangement, the performance shares were released automatically as follows: 20% prior to June 22, 2000, 20% on June 22, 2000; 30% on June 22, 2001; and 30% on June 22, 2002. Under the revised escrow arrangement, the performance shares vested, provided the individual had not voluntarily terminated his/her relationship with the Company prior to applicable vesting dates.

Based on the revised escrow arrangement, which primarily converted the escrow shares release from performance criteria to a time-based criteria, the Company recorded as compensation expense the excess of the fair market value of the 5,776,700 performance shares on the date the Company accepted the terms of the new escrow arrangement over the purchase price of such escrow shares.

All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 2003, 2002 and 2001. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above. As of December 31, 2002, all performance shares under the escrow arrangement have been released. In December 2003, the remaining 557,740 shares of former employees or participants, who lost entitlement to such shares under the terms of the BCSC, were cancelled.

(8) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,757,360 as of December 31, 2003. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 2003, there were 1,716,587 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001was $0.05, $0.11and $0.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003- expected dividend yield 0%, risk-free interest rate of 2.25%, expected volatility of 137% and an expected life of 5 years, 2002: expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 427% and expected life of 5 years; 2001 expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 332% and an expected life of 5 years; 2000- expected dividend yield 0%, risk-free interest rate of 9.0%, expected volatility of 654% and an expected life of 5 years.

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

	2003	2002	2001
NET INCOME (LOSS):
As Reported	$(495,453)	$18,292	$(240,107)
Pro Forma	$(538,368)	$(136,498)	$(344,853)
BASIC AND DILUTED LOSS:
As Reported	$0.01	$0.01	$(0.01)
Pro Forma	$(0.01)	$(0.01)	$(0.01)

     Stock option activity during the periods indicated is as follows:

		Weighted-Average
	Number	Exercise Price
Options outstanding at December 31, 2000	2,212,299	$1.13

Options granted	410,000	$0.29
Options exercised	(0)	$0.00
Options forfeited	(750,000)	$0.83

Options outstanding at December 31, 2001	1,872,299	$0.45

Options granted	1,300,000	$0.11
Options exercised	(0)	$0.00
Options forfeited	(500,799)	$2.29

Options outstanding at December 31, 2002	2,671,500
Options granted	1,150,000	$0.05
Options exercised	(166,666)	$0.06
Options forfeited/expired	(669,834)	$0.18

Options outstanding at December 31, 2003	2,985,000	$0.18

     At December 31, 2003, the number of options exercisable was 2,540,000 and the weighted-average exercise price of those options was $0.21.

(9) Warrants

     Warrant activity for the periods indicated below is as follows:

	Warrants	Warrant Price
Warrants outstanding at December 31, 2000	2,520,000	$0.72

Warrants issued	0	$0.00
Warrants exercised	(5,000)	$0.20
Warrants expired	(415,000)	$1.16

Warrants outstanding at December 31, 2001	2,100,000	$0.65

Warrants issued	0	$0.00
Warrants exercised	0	$0.00
Warrants expired	(2,100,000)	$0.65

Warrants outstanding at December 31, 2002	0	$0.00

Warrants issued	0	$0.00
Warrants exercised	0	$0.00
Warrants expired	0	$0.00

Warrants outstanding at December 31, 2003	0	$0.00

     All of the warrants granted in 1999 were issued in connection with private placements. At December 31, 2003, all such warrants had expired, without exercise.

(10) Income Taxes

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
State franchise tax	$4,800	$2,400	$2,864
Federal taxes	(0)	(0)	(0)

Total	$4,800	$2,400	$2,864

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 10% to 16.5% and are recorded as net foreign revenue.

     Income tax expense for the years ended December 31, 2003, 2002 and 2001 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no tax benefit has been provided.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2001 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2003. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

     At December 31, 2003, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.

(11) Discontinued Operation

     On September 25, 1998, the Board of Directors determined that it would be unable to raise the necessary capital required to properly commercialize the MDT technology. Therefore, the Company ceased funding the operations of MDT and actively sought to sell the assets and technology. All employees of MDT were terminated and the Company has vacated the MDT facilities.

     Based on this action, the Company treated MDT as a discontinued operation. Accordingly, the balance sheet and statement of operations of MDT are not consolidated in the continuing operations of the Company, but rather were as Net Liabilities of Discontinued Operation and Loss From Discontinued Operation, respectively. At December 31, 2002, after four years of inactivity and inability to sell the assets, the remaining liability of $71,045 was eliminated.

(12) Commitments and Contingencies

     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments for all operating leases of approximately $18,469 through November 2004. Rent expense amounted to approximately $83,000, $ 78,000 and $78,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(13) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan. The amount charged to administrative expense for the Plan in 2003, 2002 and 2001 was approximately $2,000 per annum.

(14) Quarterly Financial Data (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	Quarter Ended

2003	March 31	June 30	September 30	December 31

Net Revenues	$332,378	$250,902	$341,339	$344,667
Gross Margin	$296,436	$228,405	$306,192	$315,836
Net Income (Loss)	$(74,449)	$(212,461)	$(106,502)	$(102,041)
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Income (Loss) Per Share

	Quarter Ended

2002	March 31	June 30	September 30	December 31

Net Revenues	$440,481	$583,280	$480,851	$463,971
Gross Margin	$412,279	$524,841	$442,874	$439,353
Net Income (Loss)	$21,280	$(286,910)	$11,124	$(17,156)
Basic and Diluted	$0.00	$(0.01)	$0.00	$(0.00)
Income (Loss) Per Share

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required for this item incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders.

     Code of Ethics

     We adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. Our Code of Ethics will be posted on our website, www.spatializer.com, under the heading “Code of Ethics”. We intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Ethics that applies to our Chief Executive Officer, our Chief Financial Officer or any other senior financial officers.

Item 11. Executive Compensation

     Information required for this item incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,985,000 (1)	$0.18 (1)	(2)
Equity compensation plans not approved by security holders.	0	0		0
Total

(1)	Represents options to acquire the Company’s Common Stock under the Company’s 1995 Stock Option Plan and 1996 Incentive Plan approved by the Company’s stockholders in 1995 and 1996, respectively. The 1995 Plan authorizes grants of options to purchase authorized but unissued common stock in an amount of up to 10% of total common shares outstanding at each calendar quarter or 4,701,587 as at December 31, 2003. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable as determined by the committee on date of grant. The 1996 Plan supplements the 1995 Plan by allowing for stock appreciation, incentive shares and similar accruals aggregating not more than the equivalent of 500,000 shares and the regrant of any Performance Shares that become available for regrant. See Note 2.

(2)	In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commissions for the release of the Company’s 5,776,700 escrowed “Performance Shares” from Canadian Escrow into a new escrow arrangement with the Company. The overall modification was approved by the Company’s stockholders in August 1996. Under the revised arrangements, the final release date was June 22, 2002. Since all the Performance Shares were included in the issued and outstanding shares as of 1996 and thereafter, the Performance Shares have no dilutive effect on the Company’s equity.

     The remaining information is required for this item is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     Information required for this item incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

     Information required for this item incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements

     See Item 8.

     (b) Reports on 8-K

     On November 12, 2003 we furnished a report on Form 8-K under Item 12 disclosing that we announced our financial results for the quarter ended September 30, 2003 and attaching the corresponding press release.

     (c) Exhibits

     The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description
2.1*	Desper-Spatializer Reorganization Agreement dated January 29, 1992. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 1, 1995.)

2.2*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

Exhibit
Number	Description
3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

4.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.2*	Performance Share Escrow Agreements dated June 22, 1992 among Montreal Trust Company of Canada, Spatializer-Yukon and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

4.3*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

4.4*	Modification Agreement for Escrowed Performance Shares. (Incorporated by reference to the Company’s Definitive Proxy Statement dated June 28, 1996 and previously filed with the Commission.)

4.5*	Form of Exchange Agreement effective December 26, 2002 entered into by holders of Series B Preferred Stock in connection with exchange of same for Series B-1 Preferred Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.2*	Agreement Regarding Indebtedness dated as of December 29, 1999 among the Company and CPR (USA) Inc., LibertyView Funds, L.P. and LibertyView Fund, LLC

10.3	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended

10.4	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003.

21.1*	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

23.1	Consent of Independent Auditors

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934)

*	Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2004

SPATIALIZER AUDIO LABORATORIES, INC.

(Registrant)

/s/ Henry R. Mandell
Henry R. Mandell
Chief Executive Officer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlo Civelli	Director	March 22, 2004
Carlo Civelli

/s/ James D. Pace	Director	March 22, 2004

James D. Pace

/s/ Gilbert N. Segel	Director	March 22, 2004

Gilbert N. Segel

/s/ Henry R. Mandell	Director	March 22, 2004

Henry R. Mandell