Form 10-Q
period 2004-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2004-05-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended: March 31, 2004

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]	No [X]

As of May 7, 2004, there were 47,015,865 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$647,148	$589,797
Accounts Receivable, net	182,519	345,411
Prepaid Expenses and Deposits	7,844	35,430

Total Current Assets	837,511	970,638
Property and Equipment, net	38,221	42,022
Intangible Assets, net	188,897	192,485

Total Assets	$1,064,629	$1,205,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Party, Short Term	37,500	37,500
Accounts Payable	40,246	21,466
Accrued Wages and Benefits	44,491	36,973
Accrued Professional Fees	5,000	20,000
Accrued Commissions	17,813	33,856
Accrued Expenses	29,197	28,197

Total Current Liabilities	174,247	177,992
Notes Payable to Related Party, Long Term	57,771	70,746
Commitments and Contingencies
Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 102,762 shares issued and outstanding at March 31, 2004 and December 31, 2003.	1,028	1,028
Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 47,015,865 shares issued and outstanding at March 31, 2004 and December 31, 2003.	470,159	470,159
Additional Paid-In Capital	46,428,615	46,428,615
Accumulated Deficit	(46,067,191)	(45,943,395)

Total Shareholders’ Equity	831,583	955,379

Total Liabilities and Shareholders’ Equity	1,064,629	1,205,145

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	March 31,	March 31,
	2004	2003
Revenues:
License Revenues	$—	$—
Royalty Revenues	170,679	332,378
Product Revenues	—	—

	170,679	332,378
Cost of Revenues	17,004	35,942

Gross Profit	153,675	296,436
Operating Expenses:
General and Administrative	166,630	156,402
Research and Development	95,482	109,003
Sales and Marketing	13,701	102,139

	275,813	367,544

Operating (Loss)	(122,138)	(71,108)
Interest and Other Income	941	2,492
Interest and Other Expense	(2,599)	(2,813)

	(1,658)	(321)

(Loss) Before Income Taxes	(123,796)	(71,429)
Income Taxes	—	(3,020)

Net (Loss)	$(123,796)	$(74,449)

Basic (Loss) Per Share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	47,015,865	47,406,939

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net (Loss)	$(123,796)	$(74,449)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	17,097	25,806
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	162,892	153,523
Prepaid Expenses and Deposits	27,586	(7,238)
Accounts Payable	18,780	(7,034)
Accrued Wages and Benefits	7,518
Accrued Professional Fees	(15,000)
Accrued Commissions	(16,043)
Accrued Expenses	1,000	(53,985)

Net Cash Provided By (Used In) Operating Activities	80,034	36,623

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	—	(1,770)
Increase in Capitalized Patent and Technology Costs	(9,708)	—

Net Cash Provided By (Used in) Investing Activities	(9,708)	(1,770)

Cash flows from Financing Activities:
Issuance of Preferred Shares, Net	—	—
Issuance of Common Shares, Net	—	—
Exercise of Options	—	—
Exercise of Warrants	—	—
Issuance of Notes Payable	—	—
Issuance of Related Party Payable	—	—
Repayment of Notes Payable	(12,975)	—

Net Cash Provided by Financing Activities	(12,975)	—

Increase (Decrease) in Cash and Cash Equivalents	57,351	34,853
Cash and Cash Equivalents, Beginning of Period	589,797	858,724

Cash and Cash Equivalents, End of Period	$647,148	$893,577

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,599	$2,811
Income Taxes	—	3,020

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

Common Shares
Total
	Number of		Additional	Accumulated	Shareholders’
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2003	47,015,865	$470,159	$46,428,615	$(45,943,395)	$955,379
Issuance of Preferred Shares, Net	—	—	—	—	—
Options Exercised	—	—	—	—	—
Warrants Exercised	—	—	—	—	—
Options Issued for Services	—	—	—	—	—
Conversion of Preferred Shares, Net	—	—	—	—	—
Net (Loss)	—	—	—	(123,796)	(123,796)

Balance, March 31, 2004	47,015,865	$470,159	$46,428,615	$(46,067,191)	$831,583

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At March 31, 2004 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At March 31, 2004, four major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Samsung, Sharp and Orion Corporation, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One OEM accounted for 44.0%, another accounted for 15%, another accounted for 12.0% and one accounted for 12% of our total accounts receivable at March 31, 2004.

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

     Customers Outside of the U.S. — Sales to foreign customers were 100% and 77% of total sales in the year to date periods ended March 31, 2004 and 2003, respectively. Approximately 88% of sales were generated in Japan.

     Major Customers — During the quarter ended March 31, 2004, four customers accounted for 44%, 15%, 12% and 12%, respectively, of the Company’s net sales.

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

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2004 and 2003 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2004	2003
Options	3,035,000	2,571,500
Warrants	0	0

	3,035,000	2,571,500

During the three months ended March 31, 2004, no options were granted to officers and board members and no options had expired.

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

     Segment Reporting - The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of March 31, 2004, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.

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

     Recent Accounting Pronouncements - The FASB recently issued the following statements: FASB 146 - Accounting for Costs Associated with Exit or Disposal Activities, FASB 147 - Acquisitions of Certain Financial Institutions, FASB 148 - Accounting for Stock-Based Compensation. These FASB statements did not, or are not expected to, have a material impact on the Company’s financial position and results of operations, FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2003 and March 31, 2004 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2003 and March 31, 2004 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

(3) Property and Equipment

     Property and equipment, as of December 31, 2003 and March 31, 2004, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	March 31, 2004	December 31, 2003
Office Computers, Software, Equipment and Furniture	$309,744	$309,744
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	171,301	171,301
Automobiles	7,000	7,000
Leasehold Improvements	0	0
Total Property and Equipment	606,884	606,884

Less Accumulated Depreciation and Amortization	568,663	564,862

Property and Equipment, Net	$38,221	$42,022

(4) Intangible Assets

     Intangible assets, as of December 31, 2003 and March 31, 2004 consist of the following:

	March 31, 2004	December 31, 2003
Capitalized Patent, Trademarks and Technology Costs	$515,196	$505,487
Less Accumulated Amortization	326,299	313,002

Intangible Assets, Net	$188,897	$192,485

     Estimated amortization is as follows:

2004	$43,794
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$85,966

188,897

(5) Notes Payable to Related Parties

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $95,271 at March 31, 2004. In the fourth quarter of 2003, in response to the calling of the Note by the holder, we negotiated and completed the conversion of the original $112,500 related party 10% demand note to a three-year 10% term note. This amount bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,191 that commenced on December 1, 2003 and continues for twenty-four months until the entire balance of principal and interest is paid in full.

(6) Shareholders’ Equity

     During the quarter ended March 31, 2004, no shares were issued or converted.

     During the year ended December 31, 2003, shares were issued or converted as follows:

An employee exercised options to purchase 166,666 shares of common stock in 2003, increasing shareholders’ equity by $10,000.

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

Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series has a par value of $0.01 and a stated value of $10.00 per share which is designated as a liquidation preference. The stock ranks prior to the Company’s common stock. No dividends will be paid on the Series B-1 Preferred Stock. Conversion rights exist on or after January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula. At December 29, 2005 certain mandatory conversion requirements exist subject to a certain formula. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading exist based on date sensitive events. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock.

(7) Escrowed Performance Shares

In December 1996, the Company accepted the terms outlined by the British Columbia Securities Commission (“BCSC”) for the release of the Company’s 5,776,700 escrowed “Performance Shares” from Canadian Escrow into a new escrow arrangement with the Company. The overall modification was approved by the Company’s stockholders in August 1996. Under the revised arrangement, the performance shares were released automatically as follows: 20% prior to June 22, 2000, 20% on June 22, 2000; 30% on June 22, 2001; and 30% on June 22, 2002. Under the revised escrow arrangement, the performance shares vested, provided the individual had not voluntarily terminated his/her relationship with the Company prior to applicable vesting dates.

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

(8) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,701,587 as of December 31, 2004. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At March 31, 2004, there were 1,666,587 additional shares available for grant under the Plan.

     There were no options granted in the quarter ended March 31, 2004.

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

2004
NET INCOME (LOSS):
As Reported	$(124,000)
Pro Forma	$(125,000)
BASIC AND DILUTED LOSS:
As Reported	$(0.00)
Pro Forma	$(0.00)

     At March 30, 2004, the number of options exercisable was 3,035,000 and the weighted-average exercise price of those options was $0.10.

     There were no warrants outstanding at December 31, 2003 and March 31, 2004.

(9) Commitments and Contingencies

     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at March 30, 2004 for all operating leases were approximately $17,000 through November 2004. Rent expense amounted to approximately $5,400 and $21,000 for the quarters ended March 30, 2004 and 2003, respectively.

(10) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan..

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

Operating Environment

     We operate in a very competitive business environment. This environment impacts us in the following ways, further discussed in greater detail under Risk Factors:

•	Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

•	Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.

•	We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third parties Have Their Own Priorities and Alliances that May Delay or Thwart our Sales Efforts to Potential Customers.

•	If New Product Development Is Delayed, We Will Experience Delays In Revenues And Competitive Products May Reach The Market Before Our Products.

•	Because The Technology Environment In Which We Operate Is Rapidly Changing, We May Not Be Successful In Establishing And Maintaining The Technological Superiority Of Our Products Over Those Of Our Competitors

•	If We Are Unable To Attract And Retain Our Key Personnel, We May Not Be Able To Successfully Operate Our Business.

The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in features. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. When this occurs, we receive very short notice and revenues from such an account will typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. Our response has been to strengthen our value proposition, more aggressively price and feature enrich our products and enter new segments, such as cell phones, with different competitive pressure.

Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to actual cash flow. These schedules are also prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced.

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

     Additionally, following the completion of the audit, the committee meets with the independent accountants to review with the independent accountants any problems or difficulties the accountants may have encountered in connection with the audit, the adequacy of the internal accounting controls, the financial and accounting personnel and any management letter provided by the independent accountants and the Company’s response to that letter. The committee also discusses with the independent accountants any matters that are required to be discussed under applicable rules, including without limitation those matters required to be discussed by Statement on Auditing Standards No. 61 relating to the conduct of the audit.

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

Special Committee

In November of 2002, the Board of Directors created a Special Committee to review certain strategic opportunities as they arise and to obtain additional information regarding such opportunities for consideration and evaluation by the Board of Directors.

Results of Operations

This form 10-Q contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

Revenues

Revenues for the three months ended March 31, 2004 were $171,000, compared to revenues of $332,000 in the comparable period last year, a decrease of 48%. The decline in revenue resulted from the expiration of a licensing agreement with a major computer account in January 2003 ($75,000 reduction) and the effects of cost reductions by DVD player accounts resulting in outsourcing to manufacturers in China who generally decline to pay for such software or where features must be eliminated to achieve manufacturing cost targets. This resulted in an additional reduction of revenue of approximately $90,000. This was partially offset by an increase in revenues from cell phone accounts that started shipping commercial quantities with our technologies in the first quarter.

Gross Profit

Gross profit for the three months ended March 31, 2004 was $154,000 (90% of revenue) compared to gross profit of $296,000 (89% of revenue) in the comparable period last year, a decrease of 48%. Gross profit decreased due to the decrease in revenue.

Operating Expenses

Operating expenses in the three months ended March 31, 2004 were $276,000 (161% of revenue) compared to operating expenses of $368,000 (111% of revenue) in the comparable period last year, decrease of 25%. The decrease in operating expenses for the three months ended March 31, 2004 resulted primarily from decreased sales and marketing expenses.

General and Administrative

General and administrative expenses in the three months ended March 31, 2004 were $167,000 (98% of revenue) compared to general and administrative expenses of $156,000 (47% of revenue) in the comparable period last year, an increase of 7%. The increase in general and administrative expense resulted primarily from higher legal and accounting expenses arising from new regulatory public company requirements and higher executive overseas travel by the chief executive to secure additional contracts with manufacturers and maintain existing relationships with our customers.

Research and Development

Research and development expenses in the three months ended March 31, 2004 were $95,000 (56% of revenue) compared to research and development expenses of $109,000 (33% of revenue) in the comparable period last year, a decrease of 13%. The decrease in such expenses resulted primarily from lower cost Silicon Valley facilities, partially offset by greater use of outside specialist engineering consulting compared with the prior period.

Sales and Marketing

Sales and marketing expenses in the three months ended March 31, 2004 were $14,000 (8% of revenue) compared to sales and marketing expenses of $102,000 (31% of revenue) in the comparable period last year, a decrease of 86%. The decrease in sales and marketing expense resulted primarily from the elimination of a senior sales executive position ($50,000), transition of Japan sales to a commission only structure ($20,000), lower cost Silicon Valley facilities ($15,000) and lower marketing support staff expense ($3,000) as compared with the comparable period last year.

Net (Loss)

     Net loss in the three months ended March 31, 2004 was $124,000, ($0.00) basic per share, compared with net loss of $74,000 ($0.00) basic per share in the comparable period last year. The net loss resulted from decreased revenues, partially offset by slightly lower operating expenses.

Liquidity and Capital Resources

     At March 31, 2004, we had $647,000 in cash and cash equivalents as compared to $589,000 at December 31, 2003. The increase in cash and cash equivalents is attributed to the decreases in accounts receivable. We had working capital of $663,000 at March 31, 2004 as compared with working capital of $792,000 at December 31, 2003. Our future cash flow will come primarily from the audio signal processing licensing, Original Equipment Manufacturers’ (“OEM”) royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which should generate additional cash flow without imposing any substantial costs on the Company. We anticipated that there will be a wind down of our licensing program in 2003 with a large computer account and reductions in licensing to DVD accounts that are under extreme pressure to reduce costs. We announced two new licensing arrangements in the cellular phone market and expect this category to expand in 2004. We are also targeting other markets where the cost pressure is not as acute and which might be more receptive to licensing our products.

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

     Future payments due under operating lease obligations as of March 31, 2004 are described below:

		Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
[Long-Term Debt Obligations]	$95,271	$37,500	$57,771
[Capital Lease Obligations]
[Operating Lease Obligations]	$16,600	$16,600
[Purchase Obligations]
[Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP]
Total	$111,871	$54,100	$57,771

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

     The fluid, competitive and dynamic nature of the market continues a degree of uncertainty to our operations. The operations of our business, and those of our competitors, may also be impacted by the continued trend in the semiconductor industry to offer free, but minimal audio solutions to certain product classes to maintain and attract market share. This challenges our ability to convert business opportunities to licensing agreements in those segments that allow us to maintain or rapidly increase revenue. As a result, we must develop and license its products and software solutions in a market that treats some audio products, including those of our competitors, on a commodity basis in those cases where the OEM product is considered a commodity product. While our software applications deliver what we and most manufacturers who listen to it believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. We have responded by offering additional products targeted to each price/quality segment of the market and continue to aggressively pursue new opportunities in emerging product categories such as cellular phones and notebook computers that complements our existing core business. In addition, our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for us, and our rational commercial competitors, to enhance their operating results.

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

Net Operating Loss Carry forwards

     At December 31, 2003, we had net operating loss carry forwards for Federal income tax purposes of approximately $27,000,000 which are available to offset future Federal taxable income, if any, through 2023. Approximately $17,000,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.

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

In December 2003, the FASB issued SFAS 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106". This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS 132R on January 1, 2004. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial position, results from operations or cash flows.

Risk Factors

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

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

     We experienced a loss from operations in 2003 and 2001 but were profitable in 2002. We experienced small losses in the last quarter of 2002, the first quarter of 2003, a larger loss in the second quarter of 2003 and a reduced loss in subsequent quarters. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues , we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability, and we may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.

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

If New Product Development Is Delayed, We Will Experience Delays In Revenues And Competitive Products May Reach The Market Before Our Products.

     Since our inception, we have experienced delays in bringing new products to market and commercial application as a result of delays inherent in technology development, financial resource limits and industry responses and maturity. These delays have resulted in delays in the timing of revenues and product introduction. In the future, delays in new product development or technology introduction on behalf of us, our original equipment manufacturers of consumer electronics and multimedia computer products (OEMs), integrated circuit (IC) foundries or our software producers and marketers could result in further delays in revenues and could allow competitors to reach the market with products before us. In view of the emerging nature of the technology involved, and the rapidly changing character of the entire media, internet and computer markets, our expansion into other technology areas such as cellular telephones and the uncertainties concerning the ability of our current products and new products to achieve meaningful commercial acceptance in these new technology areas, there can be no assurance of when or if we will achieve or sustain profitability.

     Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to cash flow. These schedules are also prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced.

     We expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our net sales in future periods, although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our four largest customers as of March 30, 2004 accounted for 44%, 15%, 12% and 12% of our net sales. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at March 31, 2004. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 4. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 13, 2004, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

(b) Reports on Form 8-K:

On March 18, 2004, we filed a Current Report on Form 8-K regarding a press release issued with earnings information for the year ended December 31, 2003. The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2004

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ Henry R. Mandell

Henry R. Mandell Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary