Form 10-Q
period 2004-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2004-08-09
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

✓	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: June 30, 2004

OR

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 00-26460

SPATIALIZER AUDIO LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2625 TOWNSGATE ROAD, SUITE 330
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

YES  ✓     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes         No  ✓

As of July 29, 2004, there were 46,975,365 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$371,264	$589,797
Accounts Receivable, net	345,348	345,411
Prepaid Expenses and Deposits	55,519	35,430

Total Current Assets	772,131	970,638
Property and Equipment, net	37,668	42,022
Intangible Assets, net	181,881	192,485

Total Assets	$991,680	$1,205,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Party, Short Term	37,500	37,500
Accounts Payable	11,191	21,466
Accrued Wages and Benefits	59,379	36,973
Accrued Professional Fees	10,000	20,000
Accrued Commissions	34,535	33,856
Accrued Expenses	85,254	28,197

Total Current Liabilties	237,859	177,992
Notes Payable to Related Party, Long Term	44,469	70,746
Commitments and Contingencies Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 102,762 shares issued and outstanding at June 30, 2004 and December 31, 2003.	1,028	1,028
Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 46,975,365 shares issued and outstanding at June 30, 2004 and December 31, 2003.	469,754	470,159
Additional Paid-In Capital	46,429,020	46,428,615
Accumulated Deficit	(46,190,450)	(45,943,395)

Total Shareholders’ Equity	708,324	955,379
	$991,680	$1,205,145

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues:
License Revenues	$—	$—	$—	$—
Royalty Revenues	234,860	250,902	405,539	583,280
Product Revenues	—	—	—	—

	234,860	250,902	405,539	583,280
Cost of Revenues	18,133	22,497	35,138	58,439

Gross Profit	216,727	228,405	370,401	524,841
Operating Expenses:
General and Administrative	206,284	236,135	372,913	392,537
Research and Development	106,223	102,141	201,788	211,144
Sales and Marketing	21,859	99,553	35,478	201,692

	334,366	437,829	610,179	805,373

Operating (Loss)	(117,639)	(209,424)	(239,778)	(280,532)
Interest and Other Income	948	1,972	1,889	4,464
Interest and Other Expense	(4,168)	(5,009)	(6,766)	(7,822)

	(3,220)	(3,037)	(4,877)	(3,358)

(Loss) Before Income Taxes	(120,859)	(212,461)	(244,655)	(283,890)
Income Taxes	(2,400)	—	(2,400)	(3,020)

Net (Loss)	$(123,259)	$(212,461)	$(247,055)	$(286,910)

Basic and Diluted(Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	46,975,365	47,406,939	46,975,365	47,406,939

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net (Loss)	$(247,055)	$(286,910)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	34,669	47,069
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	63	252,875
Prepaid Expenses and Deposits	(20,089)	(35,699)
Accounts Payable	(10,275)	(20,774)
Accrued Wages and Benefits	22,406
Accrued Professional Fees	(10,000)
Accrued Commissions	679
Accrued Expenses	57,057	(24,474)

Net Cash Provided By (Used In) Operating Activities	(172,545)	(67,913)

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	—	(1,770)
Increase in Capitalized Patent and Technology Costs	(19,711)	(1,030)

Net Cash Provided By (Used in) Investing Activities	(19,711)	(2,800)

Cash flows from Financing Activities:
Repayment of Notes Payable	(26,277)	—

Net Cash Provided by Financing Activities	(26,277)	—

Increase (Decrease) in Cash and Cash Equivalents	(218,533)	(70,713)
Cash and Cash Equivalents, Beginning of Period	589,797	858,725

Cash and Cash Equivalents, End of Period	$371,264	$788,012

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,766	$7,820
Income Taxes	2,400	3,020

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares
					Total
	Number of		Additional	Accumulated	Shareholders'
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2003	47,015,865	$470,159	$46,428,615	$(45,943,395)	$955,379
Issuance of Preferred Shares, Net	—	—	—	—	—
Options Exercised	—	—	—	—	—
Warrants Exercised	—	—	—	—	—
Options Issued for Services	—	—	—	—	—
Conversion of Preferred Shares, Net	—	—	—	—	—
Net (Loss)	—	—	—	(123,796)	(123,796)

Balance, March 31, 2004	47,015,865	$470,159	$46,428,615	$(46,067,191)	$831,583

Net (Loss)				(123,259)	$(123,259)
Cancellation of Unissued Performance Shares	-40,500	-405	405

Balance, June 30, 2004	46,975,365	469,754	46,429,020	(46,190,450)	708,324

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

     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At June 30, 2004 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At June 30, 2004, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Toshiba and Sharp, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One

OEM accounted for 63%, another accounted for 17% and one accounted for 10% of our total accounts receivable at June 30, 2004.

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

     Customers Outside of the U.S. — Sales to foreign customers were 100% and 87% of total sales in the year to date periods ended June 30, 2004 and 2003, respectively. Approximately 93% of sales were generated in Japan.

     Major Customers — During the quarter ended June 30, 2004, three customers accounted for 44%, 26% and 15%, respectively, of the Company’s net sales.

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

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended June 30, 2004 and 2003 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2004	2003
Options	3,135,000	2,771,500
Warrants	0	0

	3,135,000	2,771,500

During the three months ended June 30, 2004, options to purchase 200,000 shares of the Company’s common stock were granted to board members for board service compensation and options to purchase 100,000 shares granted to board members in 1999 had expired.

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

     Segment Reporting - The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of June 30, 2004, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.

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

     Recent Accounting Pronouncements - The FASB recently issued the following statements: FASB 146 — Accounting for Costs Associated with Exit or Disposal Activities, FASB 147 — Acquisitions of Certain Financial Institutions, FASB 148 - Accounting for

Stock-Based Compensation, FASB 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. These FASB statements did not, or are not expected to, have a material impact on the Company’s financial position and results of operations.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2003 and June 30, 2004 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2003 and June 30, 2004 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

(3) Property and Equipment

     Property and equipment, as of December 31, 2003 and June 30, 2004, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	June 30,	December 31,
	2004	2003
Office Computers, Software, Equipment and Furniture	$331,866	$309,744
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	171,301
Automobiles	7,000	7,000
Total Property and Equipment	632,253	606,884

Less Accumulated Depreciation and Amortization	594,586	564,862

Property and Equipment, Net	$37,668	$42,022

(4) Intangible Assets

     Intangible assets, as of December 31, 2003 and June 30, 2004 consist of the following:

	June 30,	December 31,
	2004	2003
Capitalized Patent, Trademarks and Technology Costs	$521,952	$505,487
Less Accumulated Amortization	340,071	313,002

Intangible Assets, Net	$181,881	$192,485

     Estimated amortization is as follows:

2004	$43,794
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$78,950

181,881

(5) Notes Payable to Related Parties

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $81,969 at June 30, 2004. In the fourth quarter of 2003, in response to the calling of the Note by the holder, we negotiated and completed the conversion of the original $112,500 related party 10% demand note to a three- year 10% term note. This amount bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,191 that commenced on December 1, 2003 and continues for twenty-four months until the entire balance of principal and interest is paid in full.

(6) Note Payable

     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company, in the amount of $55,057 at June 30, 2004. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 8.5% annually, is paid in monthly installments of $6,104 that commenced on June 1, 2004 and continues for nine months until the entire balance of principal and interest is paid in full.

(7) Shareholders’ Equity

     During the quarter ended June 30, 2004, no shares were issued or converted. Shares were cancelled as follows:

Performance Shares held in escrow, amounting to 40,500 shares were cancelled under the terms of the escrow. See Note 7 below.

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

Based on the revised escrow arrangement, which primarily converted the escrow shares release from performance criteria to a time-based criterion, the Company recorded as compensation expense the excess of the fair market value of the 5,776,700 performance shares on the date the Company accepted the terms of the new escrow arrangement over the purchase price of such escrow shares.

All of the performance shares are included in the issued and outstanding shares for the years ended December 31, 2003, 2002 and 2001. However, the shares were not reflected in the calculation of loss per common share until earned by and released to the holders on December 30, 1996, the date on which the Company and the BCSC accepted and entered into the terms of the current escrowed agreement as discussed above. As of December 31, 2002, all performance shares under the escrow arrangement have been released. In December 2003 and June 2004, 557,740 and 40,500 shares, respectively, of former employees or participants, who lost entitlement to such shares under the terms of the escrow arrangement, were cancelled.

(9) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,697,537 as of June 30, 2004. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At June 30, 2004, there were 1,562,537 additional shares available for grant under the Plan.

     There were 200,000 options granted in the quarter ended June 30, 2004 to board members for board compensation and 100,000 shares granted to board members in 1999 expired.

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

2004
NET INCOME (LOSS):
As Reported	$(247,055)
Pro Forma	$(247,055)
BASIC AND DILUTED LOSS:
As Reported	$(0.01)
Pro Forma	$(0.01)

     At June 30, 2004, the number of options exercisable was 3,135,000 and the weighted-average exercise price of those options was $0.178.

     There were no warrants outstanding at December 31, 2003 and June 30, 2004.

(10) Commitments and Contingencies

     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.

Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at June 30, 2004 for all operating leases were approximately $10,800 through December 2004. Rent expense amounted to approximately $5,400 and $21,000 for the quarters ended June 30, 2004 and 2003, respectively.

(11) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report.

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

Operating Environment

     We operate in a very competitive business environment. This environment impacts us in the following ways, further discussed in greater detail under Risk Factors:

▪	Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail.

▪	Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.

▪	We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third parties Have Their Own Priorities and Alliances that May Delay or Thwart our Sales Efforts to Potential Customers.

▪	If New Product Development Is Delayed, We Will Experience Delays In Revenues And Competitive Products May Reach The Market Before Our Products.

▪	If We Are Unable To Attract And Retain Our Key Personnel, We May Not Be Able To Successfully Operate Our Business.

The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in features. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as became the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. When this occurs, we receive very short notice and revenues from such an account will typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. Our response has been to strengthen our value proposition, more aggressively price and feature enrich our products and enter new segments, such as cell phones, with different competitive pressure.

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

Results of Operations

     This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

Revenues

     Revenues for the three months ended June 30, 2004 were $235,000, compared to revenues of $251,000 in the comparable period last year, a decrease of 6%. Revenues in the three months ended June 30, 2004 were slightly lower due to fluctuations in royalty rates based on the customer mix. Revenues in the six months ended June 30, 2004 were $406,000, compared to revenues of $583,000 in the comparable period last year, a decrease of 30%.The decline in revenue resulted from the expiration of a licensing agreement with a major computer account in January 2003 ($75,000 reduction) and the effects of cost reductions by DVD player accounts resulting in outsourcing to manufacturers in China who generally decline to pay for such software or where features must be eliminated to achieve manufacturing cost targets. This resulted in an additional reduction in revenue of $100,000. This was partially offset by an increase in revenues from cell phone accounts that started shipping commercial quantities with our technologies in the first quarter.

Gross Profit

     Gross profit for the three months ended June 30, 2004 was $217,000 (92% of revenue) compared to gross profit of $228,000 (91% of revenue) in the comparable period last year, a decrease of 5%. Gross profit for the six months ended June 30, 2004 were $370,000 (91% of revenue) compared to $525,000 (90% of revenue) in the comparable period last year. Gross profit in the three and six-month periods decreased due to the decrease in revenue. Gross margins held relatively constant.

Operating Expenses

     Operating expenses in the three months ended June 30, 2004 were $334,000 (142% of revenue) compared to operating expenses of $438,000 (175% of revenue) in the comparable period last year, a decrease of 24%. Operating expenses in the six months ended June 30, 2004 were $610,000 (150% of revenue) compared to $805,000 (138% of revenue) in the comparable six-month period last year. The decrease in operating expenses for the three and six months ended June 30, 2004 resulted primarily from reductions in occupancy and headcount effected in the fourth quarter of 2003.

General and Administrative

     General and administrative expenses in the three months ended June 30, 2004 were $206,000 (88% of revenue) compared to general and administrative expenses of $236,000 (94% of revenue) in the comparable period last year, a decrease of 13%. General and administrative expenses in the six months ended June 30, 2004 were $373,000 (92% of revenue) compared to $393,000 (67% of revenue) in the comparable six month period last year. The decrease in general and administrative expense for the three and six month periods resulted primarily from reductions in occupancy and support services, partially offset by higher legal and accounting expenses arising from new regulatory public company requirements and higher executive overseas travel by the chief executive to secure additional contracts with manufacturers and to maintain existing relationships with our customers.

Research and Development

     Research and Development expenses in the three months ended June 30, 2004 were $106,000 (45% of revenue) compared to research and development expenses of $102,000 (41% of revenue) in the comparable period last year, an increase of 4%. Research and Development expenses for the six months ended June 30, 2004 were $202,000 (50% of revenue) compared to $211,000 (36% of revenue) in the comparable six month period last year. The increase in three month research and development expenses resulted from greater use of outside specialist engineering consulting compared with the prior period, partially offset by lower occupancy expenses. The decrease in such expenses in the six month period resulted primarily from lower cost Silicon Valley facilities, partially offset by greater use of outside specialist engineering consulting compared with the prior period.

Sales and Marketing

Sales and Marketing expenses in the three months ended June 30, 2004 were $22,000 (9% of revenue) compared to sales and marketing expenses of $100,000 (40% of revenue) in the comparable period last year, a decrease of 78%. Sales and Marketing expenses for the six months ended June 30, 2004 were $35,000 (9% of revenue) compared to $202,000 (35% of revenue) in the comparable six month period last year. The decrease in sales and marketing expense in the three and six month periods resulted primarily from the elimination of a senior sales executive position ($50,000/$100,000), transition of Japan sales to a commission only structure ($20,000/$40,000), lower cost Silicon Valley facilities ($15,000/$30,000), partially offset by and higher marketing support staff expense ($7,000/$3,000) as compared with the comparable period last year.

Net (Loss)

     Net loss in the three months ended June 30, 2004 was $123,000, ($0.00) basic per share, compared with net loss of $212,000 ($0.00) basic per share in the comparable period last year. Net loss in the six months ended June 30, 2004 was $247,000, ($0.01) basic per share, compared with net loss of $287,000 ($0.01) basic per share in the comparable period last year. The net loss resulted from decreased revenues, partially offset by lower operating expenses.

Liquidity and Capital Resources

     At June 30, 2004, we had $371,000 in cash and cash equivalents as compared to $590,000 at December 31, 2003. The decrease in cash and cash equivalents is attributed to the net loss. We had working capital of $534,000 at June 30, 2004 as compared with working capital of $792,000 at December 31, 2003. Our future cash flow will come primarily from the audio signal processing licensing, Original Equipment Manufacturers’ (“OEM”) royalties and from possible [common] stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which we believe should generate additional cash flow without imposing any substantial costs on the Company. We anticipated that there would be a wind down of our licensing program in 2003 with a large computer account and reductions in licensing to DVD accounts that are under extreme pressure to reduce costs. We announced two new licensing arrangements in the cellular phone market and expect this category to expand in 2004. We are also targeting other markets where the cost pressure is not as acute and which might be more receptive to licensing our products.

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

     We currently believe our future cash flow will come primarily from the audio signal processing licensing, OEM royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which we believe should generate additional cash flow without imposing any substantial costs on us. We anticipate that there may continue to be dislocations of individual licensing programs due to continuing pressure to reduce costs, particularly in the DVD player segment. We believe that growth from other licensing arrangements, which include new markets such as cellular phones, and other arrangements that are pending but not announced or in negotiation, will substantially offset any revenue shortfalls from market dynamics or transitioning platforms. Further, we anticipate that our cost reduction initiative implemented in the fourth quarter of 2003 will lower the revenues needed to reach the break-even point.

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

     To the extent we maintain or exceed our projected revenues and are not required to fund significant contingencies, we expect to continue to retain our current cash reserves and therefore, maintain our liquidity position at a consistent level both on at least a short-term basis. To the extent that we do not achieve current projected operating levels, fail to close deals in process timely or are required to fund contingencies, we will be required to use our cash reserves and this will negatively impact our longer term liquidity. In addition, we wish to achieve accelerated growth and to take advantage of the dynamic market forces in which we operate, rather than to be affected by them. We believe our current cash reserves and cash generated from our existing operations and customer base are at a minimal level for us to meet our operating obligations and the anticipated additional research and development for our audio technology business for the short term. This constrained working capital currently limits our ability to capitalize fully on market opportunities and to compete as rigorously as we would like. Indeed, a continued deterioration in our cash position will, absent new financing or licensing arrangements, impair our ability to operate as a going concern. We will continue to consider and evaluate capital investment or business arrangements with financial or strategic participants or investors as such opportunities become available to us on terms that enhance shareholder value and support our business strategy.

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

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

     We continue to experience operating losses. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues , we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products. We may not be able to re-establish or sustain future profitability. We may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.

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

     In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. We have responded by offering additional products targeted to each price and quality segment of the market and continue to aggressively pursue new opportunities in emerging product categories and complements to our existing core business. We believe our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for us, and our rational commercial competitors, to enhance their operating results. There is no assurance that our present or contemplated future products will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors who had access to significantly greater resources or which are willing to “give away” their products.

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

If New Product Development Is Delayed, We Will Experience Delays In Revenues And Competitive Products May Reach The Market Before Our Products.

     Since our inception, we have experienced delays in bringing new products to market and commercial application as a result of delays inherent in technology development, financial resource limits and industry responses and maturity. These delays have resulted in delays in the timing of revenues and product introduction. In the future, delays in new product development or technology introduction on behalf of us, our original equipment manufacturers of consumer electronics and multimedia computer products (OEMs), integrated circuit (IC) foundries or our software producers and marketers could result in further delays in revenues and could allow competitors to reach the market with products before us. In view of the emerging nature of the technology involved, and the rapidly changing character of the entire media, internet and computer markets, our expansion into other technology areas, such as cellular telephones, and the uncertainties concerning the ability of our current products and new products to achieve meaningful commercial acceptance in the new technology areas, there can be no assurance of when or if we will achieve or sustain profitability.

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

     We expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our net sales in future periods, although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our three largest customers as of June 30, 2004 accounted for 44%, 26% and15% of our net sales. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.

     Our products are typically one of many related products used by consumer electronic users. Demand for our products is therefore subject to many risks beyond our control, including, among others:

•	competition faced by our OEM customers in their particular end markets;

•	the technical, sales and marketing and management capabilities of our OEM customers; and

•	the pressure faced by our OEM customers to reduce cost

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at June 30, 2004. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 4. Controls and Procedures

     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of July 29, 2004, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2004 we held our Annual Meeting of Shareholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all of such nominees were elected.

At the Annual Meeting, the following person was elected by the vote indicated as director to serve until the Annual Meeting of Stockholders to be held in 2006:

Name	Votes For	Withheld
Gilbert N. Segel	26,811,473	351,546

At the Annual Meeting, the following person was elected by the vote indicated as director to serve until the Annual Meeting of Stockholders to be held in 2007:

Name	Votes For	Withheld
James G. Pace	26,812,473	350,546

The two directors whose terms of office continued after the Annual Meeting were Carlo Civelli and Henry R. Mandell whose terms expire in 2005.

At the Annual Meeting, Farber & Hass LLP were ratified by the Stockholders by the vote indicated to serve as auditors for our fiscal year ending December 31, 2004.

Votes For	Withheld
26,834,723	275,896

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

(b) Reports on Form 8-K:

     On May 13, 2004, we filed a Current Report on Form 8-K regarding a press release issued with earnings information for the quarter ended March 31, 2004. The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

     On June 14, 2004, we filed a Current Report on Form 8-K regarding the Annual Meeting of Stockholders held on June 11, 2004. The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004
SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ HENRY R. MANDELL
HENRY R. MANDELL
Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary