Form 10-Q
period 2004-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2004-11-12
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

✓	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2004

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

Yes ✓                                                                                               No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐                                                                                               No ✓

As of October 28, 2004, there were 46,975,365 shares of the Registrant’s Common Stock outstanding.

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$920,047	$589,797
Accounts Receivable, net	208,029	345,411
Prepaid Expenses and Deposits	95,074	35,430

Total Current Assets	1,223,150	970,638
Property and Equipment, net	33,868	42,022
Intangible Assets, net	167,650	192,485

Total Assets	$1,424,668	$1,205,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes Payable to Related Party, Short Term	37,500	37,500
Note Payable	36,745	—
Accounts Payable	17,221	21,466
Accrued Wages and Benefits	39,898	36,973
Accrued Professional Fees	15,000	20,000
Accrued Commissions	38,548	33,856
Accrued Expenses	32,196	28,197
Deferred Income	547,953	—

Total Current Liabilities	765,061	177,992
Notes Payable to Related Party, Long Term	30,831	70,746
Commitments and Contingencies
Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 102,762 shares issued and outstanding at September 30, 2004 and December 31, 2003.	1,028	1,028
Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 46,975,365 shares issued and outstanding at September 30, 2004 and December 31, 2003.	469,754	470,159
Additional Paid-In Capital	46,429,020	46,428,615
Accumulated Deficit	(46,271,026)	(45,943,395)

Total Shareholders’ Equity	627,748	955,379

	$1,424,668	$1,205,145

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues :
License Revenues	$—	$—	$—	$—
Royalty Revenues	205,324	341,339	610,863	924,619
Product Revenues	—	—	—	—

	205,324	341,339	610,863	924,619
Cost of Revenues	26,114	35,147	61,252	93,586

Gross Profit	179,210	306,192	549,611	831,033
Operating Expenses:
General and Administrative	155,268	193,293	528,181	585,830
Research and Development	93,842	122,145	295,630	333,289
Sales and Marketing	11,484	93,488	46,962	295,180

	260,594	408,926	870,773	1,214,299

Operating (Loss)	(81,384)	(102,734)	(321,162)	(383,266)
Interest and Other Income	744	1,444	2,633	5,908
Interest and Other Expense	(1,936)	(2,812)	(8,702)	(10,634)

	(1,192)	(1,368)	(6,069)	(4,726)

(Loss) Before Income Taxes	(82,576)	(104,102)	(327,231)	(387,992)
Income Taxes	2,000	(2,400)	(400)	(5,420)

Net (Loss)	$(80,576)	$(106,502)	$(327,631)	$(393,412)

Basic and Diluted(Loss) Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	46,975,365	47,406,939	46,975,365	47,406,939

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net (Loss)	$(327,631)	$(393,412)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	52,816	65,980
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	137,382	172,079
Prepaid Expenses and Deposits	(59,644)	(14,854)
Note Payable		36,745
Accounts Payable	(4,245)	1,711
Accrued Wages and Benefits	2,925	—
Accrued Professional Fees	(5,000)	—
Accrued Commissions	4,692	—
Accrued Expenses	3,999	(28,528)
Deferred Income	547,953	—

Net Cash Provided By (Used In) Operating Activities	389,992	(197,024)

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(3,247)	(3,680)
Increase in Capitalized Patent and Technology Costs	(16,580)	(1,030)

Net Cash Provided By (Used in) Investing Activities	(19,827)	(4,710)

Cash flows from Financing Activities:
Repayment of Notes Payable	(39,915)	—

Net Cash Provided by Financing Activities	(39,915)	—

Increase (Decrease) in Cash and Cash Equivalents	330,250	(201,734)
Cash and Cash Equivalents, Beginning of Period	589,797	858,725

Cash and Cash Equivalents, End of Period	$920,047	$656,991

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,149	$10,632
Income Taxes	400	5,420

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares				Total
	Number of		Additional	Accumulated	Shareholders’
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2003	47,015,865	$470,159	$46,428,615	$(45,943,395)	$955,379
Issuance of Preferred Shares, Net	—	—	—	—	—
Options Exercised	—	—	—	—	—
Warrants Exercised	—	—	—	—	—
Options Issued for Services	—	—	—	—	—
Conversion of Preferred Shares, Net	—	—	—	—	—
Net (Loss)	—	—	—	(123,796)	(123,796)

Balance, March 31, 2004	47,015,865	$470,159	$46,428,615	$(46,067,191)	$831,583

Net (Loss)				(123,259)	$(123,259)
Cancellation of Unissued Performance Shares	-40,500	-405	405

Balance, June 30, 2004	46,975,365	469,754	46,429,020	(46,190,450)	708,324

Net (Loss)				(80,576)	(80,576)

Balance, September 30, 2004	46,975,365	469,754	46,429,020	(46,271,026)	627,748

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Nature of Business

     Spatializer Audio Laboratories, Inc. and subsidiaries (the “Company”) is in the business of developing and licensing technology. The Company’s sales, research and subsidiary administration are conducted out of facilities in San Jose, California.

     The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), is in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues are generated from this subsidiary.

     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2003 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

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

     Deferred Revenue — The Company receives License Fee advances from certain customers in accordance with contract terms. The Company does not require advances from all customers. Advances are negotiated on a per contract basis. Cash received in advance of revenue earned from a contract is recorded as deferred revenue until the related contract revenue is earned under the Company’s revenue recognition policy.

     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At September 30, 2004 substantially all cash and cash equivalents were on deposit at two financial institutions.

     At September 30, 2004, four major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Toshiba, InterVideo and Sharp, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One OEM accounted for 38%, another accounted for 17%, another accounted for 16% and one accounted for 15% of our total accounts receivable at September 30, 2004.

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

     Customers Outside of the U.S. — Sales to foreign customers were 88% and 100% of total sales in the year to date periods ended September 30, 2004 and 2003, respectively. Approximately 54% and 42% of sales were generated in Japan and Korea, respectively.

     Major Customers — During the quarter ended September 30, 2004, four customers accounted for 42%, 19%, 13% and 12%, respectively, of the Company’s net sales.

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

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended September 30, 2004 and 2003 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2004	2003
Options	3,135,000	2,771,500
Warrants	0	0

	3,135,000	2,771,500

During the three months ended September 30, 2004, no options to purchase shares of the Company’s common stock were granted.

     Impairment of Long-Lived Assets and Assets to be Disposed of - The Company adopted the provisions of SFAS No. 1, Accounting for the Impairment of Long-Lived Assets on January 1, 2002. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets.

     Segment Reporting - The Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in June 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. It replaces the “industry segment” concept of SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, with a “management approach” concept as to basis for identifying reportable segments. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted SFAS 131 in December 1997. MDT is considered a discontinued operation as of September 1998. As of September 30, 2004, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.

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

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2003 and September 30, 2004 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2003 and September 30, 2004 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

(3) Property and Equipment

     Property and equipment, as of December 31, 2003 and September 30, 2004, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	September 30, 2004	December 31, 2003
Office Computers, Software, Equipment and Furniture	$331,866	$309,744
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	171,301
Automobiles	7,000	7,000
Total Property and Equipment	632,253	606,884

Less Accumulated Depreciation and Amortization	598,385	564,862

Property and Equipment, Net	$33,868	$42,022

(4) Intangible Assets

     Intangible assets, as of December 31, 2003 and September 30, 2004 consist of the following:

	September 30, 2004	December 31, 2003
Capitalized Patent, Trademarks and Technology Costs	$522,068	$505,487
Less Accumulated Amortization	354,418	313,002

Intangible Assets, Net	$167,650	$192,485

     Estimated amortization is as follows:

2004	$29,563
2005	$25,733
2006	$16,702
2007	$16,702
Thereafter	$78,950

167,650

(5) Notes Payable to Related Parties

     The Company was indebted to the Desper Family Trust, a related party, in the amount of $68,331 at September 30, 2004. The Desper Family Trusts’ principle beneficiary is the mother of a former Director of the Company. In the fourth quarter of 2003, in response to the calling of the Note by the holder, we negotiated and completed the conversion of the original $112,500 related party 10% demand note to a three- year 10% term note. This amount bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,191 that commenced on December 1, 2003 and continues for twenty-four months until the entire balance of principal and interest is paid in full.

(6) Note Payable

     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company, in the amount of $36,745 at September 30, 2004. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 8% annually, is paid in monthly installments of $5,191 that commenced on June 1, 2004 and continues for nine months until the entire balance of principal and interest is paid in full.

(7) Shareholders’ Equity

     During the quarter ended September 30, 2004, no shares were issued, cancelled or converted.

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

(9) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,697,537 as of September 30, 2004. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At September 30, 2004, there were 1,562,537 additional shares available for grant under the Plan.

     There were 200,000 options granted in the quarter ended September 30, 2004 to board members for board compensation and 100,000 shares granted to board members in 1999 expired.

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

2004
NET INCOME (LOSS):
As Reported	$(327,631)
Pro Forma	$(327,631)
BASIC AND DILUTED LOSS:
As Reported	$(0.01)
Pro Forma	$(0.01)

     At September 30, 2004, the number of options exercisable was 3,135,000 and the weighted-average exercise price of those options was $0.178.

     There were no warrants outstanding at December 31, 2003 and September 30, 2004.

(10) Commitments and Contingencies

     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.

Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at September 30, 2004 for all operating leases were approximately $5,400 through December 2004. Rent expense amounted to approximately $5,400 and $21,000 for the quarters ended September 30, 2004 and 2003, respectively.

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

The personal computer (PC) and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in features. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as became the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. When this occurs, we receive very short notice and revenues from such an account will typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. Our response has been to strengthen our value proposition, more aggressively price and feature enrich our products and enter new segments, such as cell phones, with different competitive pressure.

Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to actual cash flow to us. These schedules are also prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced.

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

Revenues

     Revenues for the three months ended September 30, 2004 were $205,000, compared to revenues of $341,000 in the comparable period last year, a decrease of 40%. Revenues in the three months ended September 30, 2004 were lower due to a DVD OEM account with one manufacturer in 2003 for which there was no comparable account in the current period. Revenues in the nine months ended September 30, 2004 were $611,000, compared to revenues of $925,000 in the comparable period last year, a decrease of 34%.The decline in revenue resulted from the expiration of a licensing agreement with a major computer account in January 2003 ($125,000 reduction) and the inability to replace a prior year DVD OEM account in the current nine month period This was partially offset by an increase in revenues from cell phone accounts.

Gross Profit

     Gross profit for the three months ended September 30, 2004 was $179,000 (87% of revenue) compared to gross profit of $306,000 (90% of revenue) in the comparable period last year, a decrease of 42%. Gross profit for the nine months ended September 30, 2004 were $550,000 (90% of revenue) compared to $831,000 (90% of revenue) in the comparable period last year. Gross profit in the three and nine-month periods decreased primarily due to the decrease in revenue. Gross margin decline in the current three month period resulted from a portion of royalty paid and expensed on deferred revenue.

Operating Expenses

     Operating expenses in the three months ended September 30, 2004 were $261,000 (127% of revenue) compared to operating expenses of $409,000 (120% of revenue) in the comparable period last year, a decrease of 36%. Operating expenses in the nine months ended September 30, 2004 were $871,000 (143% of revenue) compared to $1,214,000 (131% of revenue) in the comparable nine-month period last year. The decrease in operating expenses for the three and nine months ended September 30, 2004 resulted primarily from reductions in occupancy and headcount effected in the fourth quarter of 2003.

General and Administrative

     General and administrative expenses in the three months ended September 30, 2004 were $155,000 (76% of revenue) compared to general and administrative expenses of $193,000 (57% of revenue) in the comparable period last year, a decrease of 20%. General and administrative expenses in the nine-months ended September 30, 2004 were $528,000 (86% of revenue) compared to $586,000 (63% of revenue) in the comparable nine-month period last year. The decrease in general and administrative expense for the three and nine month periods resulted primarily from reductions in occupancy and support services, partially offset by higher legal and accounting expenses arising from new regulatory public company requirements and higher executive overseas travel by the chief executive to secure additional contracts with manufacturers and to maintain existing relationships with our customers.

Research and Development

     Research and Development expenses in the three months ended September 30, 2004 were $94,000 (46% of revenue) compared to research and development expenses of $122,000 (36% of revenue) in the comparable period last year, a decrease of 23%. Research and Development expenses for the nine months ended September 30, 2004 were $296,000 (48% of revenue) compared to $333,000 (36% of revenue) in the comparable nine-month period last year. The decrease in three and nine-month research and development expenses resulted from lower cost Silicon Valley facilities, and greater use of lower cost off-shore applications engineering, rather than domestic contracting compared with the prior period.

Sales and Marketing

     Sales and Marketing expenses in the three months ended September 30, 2004 were $11,000 (5% of revenue) compared to sales and marketing expenses of $93,000 (27% of revenue) in the comparable period last year, a decrease of 88%. Sales and Marketing expenses for the nine months ended September 30, 2004 were $47,000 (8% of revenue) compared to $295,000 (32% of revenue) in the comparable nine-month period last year. The decrease in sales and marketing expense in the three and nine-month periods resulted primarily from the elimination of a senior sales executive position ($50,000/$150,000), transition of Japan sales to a commission only structure ($20,000/$60,000 and lower cost Silicon Valley facilities ($12,000/$40,000).

Net (Loss)

     Net loss in the three months ended September 30, 2004 was ($81,000), ($0.00) basic per share, compared with net loss of ($107,000), ($0.00) basic per share in the comparable period last year. Net loss in the nine months ended September 30, 2004 was ($328,000), ($0.01) basic per share, compared with net loss of ($393,000), ($0.01) basic per share in the comparable period last year. The net loss resulted from decreased revenues, partially offset by lower operating expenses.

Liquidity and Capital Resources

     At September 30, 2004, we had $920,000 in cash and cash equivalents as compared to $590,000 at December 31, 2003. The increase in cash and cash equivalents results from a royalty advance received in the third quarter, partially offset by the net loss. We had working capital of $458,000 at September 30, 2004 as compared with working capital of $792,000 at December 31, 2003.

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

     We currently believe our future cash flow will come primarily from the audio signal processing licensing, original equipment manufacturers’ (OEM) royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which we believe should generate additional cash flow without imposing any substantial costs on us. We announced two new licensing arrangements in the cellular phone market and expect this category to expand in 2004. We are also targeting other markets where the cost pressure is not as acute and which might be more receptive to licensing our products.

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

     To the extent we maintain or exceed our projected revenues and are not required to fund significant contingencies, we expect to continue to retain our current cash reserves and therefore, maintain our liquidity position at a consistent level both on at least a short-term basis. However, to the extent that we do not achieve current projected operating levels, fail to close deals in process timely or are required to fund contingencies, we will be required to use our cash reserves and this will negatively impact our longer term liquidity. We believe our current cash reserves and cash generated from our existing operations and customer base are at a minimal level for us to meet our operating obligations and the anticipated additional research and development for our audio technology business for the short term. This constrained working capital currently limits our ability to capitalize fully on market opportunities and to compete as rigorously as we would like. Indeed, a continued deterioration in our cash position will, absent new financing or licensing arrangements, impair our ability to operate as a going concern. If we do not achieve current projected operating levels, our current cash reserves may be depleted within    months. In such case, we may have to rely on the sale of equity, debt or convertible debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.

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

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

     We continue to experience operating losses. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues, we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products. We may not be able to re-establish or sustain future profitability. We may have to rely on the sale of equity, debt or convertible debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.

Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.

     We operate in a technology environment which is competitive and rapidly changing. While our software applications deliver what we, and most manufacturers who listen to it, believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. Our future success is dependent on establishing and maintaining the technological superiority of our products over those of competitors, our ability to successfully identify and bring other compatible technologies and products to market and a recognition by the market of product value. We compete with a number of entities that produce various stereo audio enhancement processes, technologies and products in both traditional two-speaker environments such as consumer electronics and multimedia computing, and in multi-channel, multi-speaker applications such as Home Theater. In the field of 3-D or “virtual audio”, our principal competitors are SRS Labs, Inc., QSound Labs, Inc. and Dolby Laboratories or technologies and products developed by other companies, including entities that have business relationships with us. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, some of our large competitors may offer customers a broader product line, which may provide a more comprehensive solution than our current offerings.

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

     Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to actual cash flow to us. These schedules are also prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced.

     We expect that we will continue to be dependent upon a limited number of OEMs for a significant portion of our net sales in future periods, although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period. Our four largest customers as of September 30, 2004 accounted for 42%, 19%, 13% and 12% of our net sales in the third quarter. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at September 30, 2004. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 4. Controls and Procedures

     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of November 8, 2004, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.5	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004.*

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Confidential treatment requested. Confidential portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission.

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K:

     On August 10, 2004, we filed a Current Report on Form 8-K regarding a press release issued with earnings information for the quarter ended June 30, 2004. The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

     On August 26, 2004, we filed a Current Report on Form 8-K regarding a press release issued with information on the License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics. The information furnished in the report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2004

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

/s/ Henry R. Mandell

Henry R. Mandell
Chairman of the Board, Chief Executive Officer
Chief Financial Officer and Secretary