Form 10-K
period 2004-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2005-03-30
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: December 31, 2004

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

2025 Gateway Place, Suite 365
San Jose, California 95110
(Address of principal corporate offices)

Telephone Number: (408) 453-4180
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business of the registrant’s most recently completed second quarter (June 30, 2004) was approximately $4,227,783 and at February 7, 2005 was approximately $2,818,522. In addition, affiliates held non-voting preferred stock valued at $1,183,510 at both June 30, 2004 and February 7, 2005.

     As of February 7, 2005, there were 46,975,363 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2004 Annual Meeting are incorporated by reference into Part III hereof.

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

PART I

Item 1. Business

Overview

     Spatializer Audio Laboratories, Inc. (“Spatializer” or “Company”) is a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology is incorporated into products offered by our licensees and customers on various economic and business terms. Our position as a developer of next generation technologies is based on our business relationships with brand leaders, such as Toshiba, Samsung, Sanyo and Matsushita. We conduct our audio business through our parent company and our wholly owned subsidiary, Desper Products, Inc. (“DPI”). DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. We continue to expand our product offerings to take advantage of the growing digital audio marketplace specifically for consumer products like Digital Versatile Disc (“DVD”) players, portable mp3 players, digital televisions and digital home, portable and cellular handset devices. As of December 31, 2004, more than 47 million licensed units had been shipped covering all of these applications. DPI’s virtual audio signal processing technologies are currently incorporated in products offered by global brand leaders in consumer electronics, PCs and cell phones including Toshiba, Matsushita, Samsung, Intervideo, Sanyo, and Sharp. We are focused on broadening recognition of the Spatializer brand name through association with these and other globally recognized consumer electronics and multimedia computer brand leaders, and on broadening our audio technology and software base to position ourselves for continued growth. We believe that with the accelerating growth in the digital audio/video marketplace, the market for virtual audio technologies, and therefore for our products, is entering a new phase of opportunity.

     We were incorporated in the State of Delaware in February, 1994 as the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office and research center is located at 2025 Gateway Place, Suite 365, San Jose, California 95110, Telephone (408) 453-4180. We also maintain executive offices at 2625 Townsgate Road, Suite 330, Westlake Village, California 91361. We have a Website at www.spatializer.com. Copies of this Annual Report, including our financial statements and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available on our website promptly after filing or distribution. As used herein, Spatializer, the “Company,” “we” or “our” means Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiaries.

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

Category of Technology	Product Categories	Audio Enhancement
Stereo Surround Sound	Consumer electronics products providing stereo playback — DVD Players, Stereo TV’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers, Set-top Boxes	Surround sound enhancement from an ordinary stereo (two-channel) signal
Micro-Speaker Virtualization (Ring tones, music, multimedia)	Cell Phones and Mobile Multimedia Players	Widens sound stage and improves stereo separation from Two-Channel Ring tones, compressed audio, FM and TV broadcast and games in small form factor applications.
Surround Sound Enhancement	Products incorporating stereo audio sources for playback through 5.1 or more home theater systems: AV Receivers	Creation of spatially accurate home theater surround sound from two channel sources
Multi-Channel-Speaker Virtualization	Products incorporating multi-channel audio sources like Dolby Digital® (AC-3), DolbyProLogic® or MPEG-2. Home Theater, DVD-Video, Multimedia	Creation of spatially accurate multi-speaker cinematic audio experience from two speakers utilizing discrete multi-channel audio information
Noise Reduction	Computers and Recordable DVD utilizing DVD/MPEG and decoding. Cell phone handsets.	Static noise reduction combined with stabilization of dynamic audio range
Virtual Bass Enhancement	Consumer electronics products providing stereo playback —Mobile Multimedia Players, Cell Phones, DVD Players/Recorders, Stereo TV’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers and Speakers and Headphones.	Simulation of lower frequency response from speakers with relatively high low frequency capability
Dynamic Range Compression	Laptop and Desktop Multimedia Computers, Cell Phones and Portable Multimedia Players running digital media player software	Prevents over-driving speakers, headphones or ear buds while maximizing the dynamic audio output
Headphone Virtualization	Any consumer, cell phone or mobile application incorporating both stereo and multi-channel audio sources like Dolby Digital® (AC-3), Dolby ProLogic®, MPEG-2 or stereo. DVD-Video, Multimedia Computers utilizing DVD/MPEG Decoding or stereo	Creation of spatially accurate multi- speaker cinematic audio experience from headphones utilizing discrete multi-channel audio information
Phase Corrected Equalization	All audio products with one or more speakers	Creation of more recognizable and “cleaner” music or dialog from all media sources
Virtual Digital Theatre	PCs and Notebooks	Audio enhancement to help ease the transition of PCs and Notebooks into entertainment platforms

Licensed Products

     Our current technology product applications are directed to (1) speaker enhancement, (2) stereo surround sound enhancement, (3) mobile entertainment enhancement and (4) noise reduction.

1.	Spatializer 3D Stereo. Based upon proprietary and patented methods of stereo signal processing, our Spatializer 3—D Stereo technology is designed to create a vivid and expansive three- dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes our unique DDP™ (Double Detect and Protect™) algorithm. DDP continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides “set and forget” ease of use for consumers. First introduced in July 1994 by DPI, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation (“MEC”), the technology is now incorporated into low-cost, standard process ICs by three chip foundries (Matsushita, ESS Technologies, Inc. and OnChip Systems) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. The technology is currently available in both analog and digital formats. Matsushita introduced a new Spatializer IC design in 1999, offering the Spatializer 3-D Stereo effect in a simplified, lower cost package. In early 2002, we introduced a new algorithm-based technology which provides a virtual surround sound effect from a two channel input for DSP-based environments. In 2003, we introduced Spatializer ((environ)), especially designed for cellular phones with two, closely spaced speakers to enhance both ring tones and music.

2.	Spatializer N-2-2 Ultra Digital Virtual Surround. In September 1996, DPI introduced Spatializer N-2-2, which we consider a “core”, and “enabling” technology for Dolby Digital-based home theater products and personal computers. In mid-2001, DPI introduced Spatializer N-2-2 Ultra as the latest generation of this core audio technology. The audio standards for multi-channel digital audio(based upon geographic region) are multi-channel audio formats (Dolby Digital® (AC-3) and MPEG-2) which carry up to eight (or more) discrete (independent) channels of audio — the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or “sub-woofer”) channel for sound effects. The Spatializer N-2-2Ultra software- based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2Ultra runs in real-time on general purpose Digital Signal Processing (“DSP”) hardware platforms like those offered by LSI, Acer Labs, Inc., NEC, Motorola, MediaTek and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like WinDVD and PowerDVD, offered by InterVideo and Cyberlink, respectively, for the Intel® Pentium® series of microprocessors); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. Spatializer N-2-2Ultra has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL™ trademark on products incorporating the technology. We believe our Spatializer N-2-2 Ultra process has helped to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems. The Company holds a patent on this technology.

3.	Spatializer Vi.B.E. In early 1999, DPI introduced Spatializer Vi.B.E., a virtual bass enhancement technology. Spatializer Vi.B.E. produces a dynamic bass response from even the lowest-end speakers or headphones. This is particularly important in enhancing the audio of all forms of portable digital audio devices. Spatializer Vi.B.E. uses proprietary technology to generate the perception of realistic bass frequencies that are unaffected by actual speaker system frequency response capability.

4.	Spatializer VSP-11 First introduced by DPI in early 2002, Spatializer VSP-11 (Virtual Sound Processor 11) is a stand-alone application program for Microsoft Windows 95, 98, ME, 2000 and XP platforms that utilizes Spatializer proprietary psychoacoustic techniques to allow consumers to enjoy the benefits of the renowned Spatializer audio enhancement technologies on leading media players, soft DVD players and file sharing programs. This means that Spatializer VSP-11 is a universal audio enhancement software package that will enhance output from the Microsoft® Media Player, Real Player®, Real Jukebox®, WinAmp®, WinDVD®, PowerDVD®, among others, without any special modification. It will run in conjunction with any sound card, as well as with USB audio.

5.	Spatializer Natural Headphone Spatializer Natural Headphone, introduced by DPI in March 2001, renders spatially accurate multiple speaker positions simulating the typical home theater or stereo arrangement through a headphone. The headphone algorithm delivers a high performance simulated surround sound experience, using a reasonable amount of processing power at a reasonable cost. Thus, this solution is equally practical and effective for both low-power portable devices and home theater applications. Unlike typical virtual surround sound headphone solutions, which rely heavily on reverberation which can sound unnatural, Spatializer Natural Headphone utilizes a combination of techniques to provide an expanded, yet natural sound field.

6.	Spatializer PCE, introduced in October 2001, makes high frequencies clearer, crisper and more brilliant while low frequencies are more dramatic, tighter and have more impact. Spatializer® PCE gives the manufacturer an inexpensive way to dramatically improve the sound of low-end loudspeakers, such as the kind found in televisions, boom boxes and computers. Spatializer PCE is also ideal for improving the quality of Internet audio, which can sound rather lackluster and dull due to compression or low bit rates. It can be applied prior to encoding audio streams, and can just as easily enhance the playback of the decompressed audio. It can improve the clarity, intelligibility and impact of both dialog and music. Spatializer PCE works by both modifying and smoothing non-linear phase response and by creating psycho-acoustic cues. Typical equalization techniques cause phase distortion (non-zero group delay) due to non-linear phase response. Spatializer PCE has a nearly-linear phase response, which results in a near-zero group delay. This improves the “naturalness”, or transparency of the dialog or music by not adding to phase distortion already present in many playback systems. This technology is patent pending. Spatializer PCE can be custom tailored for two or an array of speaker configurations. The technology, without a surround sound effect, can enhance single speaker applications as well.

7.	Spatializer enCompass AV Spatializer enCompass AV, launched in late 2002, is designed to offer high quality, multi-channel audio, even from mono or stereo sources. This technology allows owners of home theater systems with five or more speakers to hear a surround sound effect, utilizing all of their speakers to deliver full system utility from CDs, cassettes or VHS tape or records.

8.	Spatializer VirtuaLFE processes the sub-woofer channel with proprietary psycho-acoustic techniques to virtualize, reinforce and enhance the effect for accurate reproduction through two speaker home audio or on-board television speakers. The result is an emotive low frequency effect that brings DVDs alive as if an actual sub-woofer speaker were employed. The efficient algorithm architecture makes implementation feasible on a wide array of home entertainment products.

9.	Spatializer Audio Alchemy dynamically removes noise from up to six input channel simultaneously. Utilizing state of the art noise removal and reduction techniques, Spatializer Audio Alchemy dynamically adjusts to changing noise levels and environments. Tailored for the human voice, Spatializer Audio Alchemy removes background noise such as fans, motor hum, and tape hiss. Spatializer Audio Alchemy features an advanced equalization processor to compensate for frequency response limitations in the audio recording hardware and transducers. In addition, Spatializer Audio Alchemy also performs spatial reconstruction to simulate the original acoustic environment, and normalizes the dynamic range of the digital audio source to a level compatible with home theater environments. This technology is patent pending.

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

     IC/DSP Foundry Licenses

     On August 26, 2004, the Company announced that , through its wholly-owned subsidiary, Desper Products, Inc., it entered into a major multi-technology licensing agreement with Samsung Electronics, Co. Ltd. on August 22, 2004.

     As of December 31, 2004, we have entered into non-exclusive Foundry Licenses for our Virtual Audio Signal Processing technologies with Matsushita Electronics Corporation (“MEC”), Samsung Electronics, Sigmatel, ESS Technology, Inc. (“ESS”), OnChip Systems, Inc. (“OnChip”), LSI Logic, Inc. (“LSI”), Acer Labs, Inc. (“Ali”), MIPS Technologies, NJRC, Tvia, Inc., Texas Instruments, Cirrus Logic and MediaTek. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.

     As of December 31, 2004, more than 47 million ICs, programmable processors and DSPs incorporating Spatializer audio signal processing technology had been manufactured and sold.

OEM Licensees and Customers

     As of December 31, 2004, our technology has been incorporated in products offered by more than 105 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the Logo Usage Agreement (“LUA”) or were authorized customers under bundled royalty licenses with the IC foundries. The OEM Licensees and customers offer a wide range of products, which include DVD players and recorders, cellular phones, portable digital audio players, programmable processors, multimedia desktop personal computers, notebook computers and digital televisions.

     In 2004, four major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Matsushita, Toshiba, Sharp and Samsung, each of whom accounted for greater than 10% of our total 2003 revenues. One OEM accounted for 29%, one accounted for 25% each, one accounted for 21% and one accounted for 13% of our royalty revenues during 2004. One other account comprised more than 5%, but less than 10% of revenues. All other OEM’s accounted for less than 5% of royalty revenues individually. The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 2004:

•	Acer Labs

•	Apple Computer

•	Cirrus Logic

•	InterVideo

•	JVC

•	LG Electronics

•	Logitech

•	LSI

•	MediaTek

•	Micronas

•	Mitsubishi Image and Information Works

•	Motorola

•	NEC

•	Panasonic Car Audio

•	Panasonic TV

•	Samsung

•	Sanyo Corp.

•	Sharp Corp.

•	Sigmatel

•	Texas Instruments

•	Theta Digital

•	Toshiba DVD

•	Toshiba TV

•	Zoran

     We have extensive relationships with OEM licensees and customers outside the United States. Japanese and Korean based entities accounted for 70% and 25% of our total revenues, respectively in 2004, 71% and 20% of our total revenues, respectively in 2003, and 50% and 17% of our total revenues, respectively in 2002. The products incorporating our technology are, in turn, sold throughout the world, in market segments and amounts that are consistent with the overall general world markets for consumer electronics and software.

     Customers, Revenues and Expenses

     We generate revenues in our audio business from royalties pursuant to our Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. Our revenues, which totaled $1,106,000 in 2004, were derived almost entirely from Foundry and OEM license fees and royalties.

     We seek to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and eliminated our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales representative force.In 2004, four major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Matsushita, Toshiba, Sharp and Samsung, each of whom accounted for greater than 10% of our total revenues. One OEM accounted for 29%, one accounted for 25% each, one accounted for 21% and one accounted for 13% of our royalty revenues during 2004. One other account comprised more than 5%, but less than 10% of revenues. All other OEM’s accounted for less than 5% of royalty revenues individually.

     In 2004, declining revenues were experienced from three major DVD customers resulting primarily from the cessation of use of our products by these customers. In most of these cases, the DVD player market, where we had a high concentration of accounts, became commoditized and resulted in a steep decline in price and margins. Manufacturers were forced to strip out features, such as those from our company, in order to compete. Another PC account migrated completely in 2003 to a new operating system and chose not to include any audio software enhancements. In 2004, we expanded our efforts to penetrate the DVD recorder, PC and cellular handset markets. While we achieved some success in this regard, with 49% of 2004 revenue coming from these new sources, securing revenue traction proved difficult since the accounts we lost represented approximately 56% of 2003 revenue. Revenue from new or expanded relationships outside the DVD player category were insufficient to totally offset these losses, resulting in a continued decline in revenue, although reductions in overhead helped to significantly reduce the net loss compared to 2003.

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

     Our principal competitors in the field of virtual audio are SRS Labs, Inc., Dolby Laboratories, Inc., Sonaptic. and Qsound Labs, Inc. In addition, some DSP foundries and OEMs have proprietary virtual audio technologies that they regularly offer to OEMs at no cost. These companies have, or may have, substantially greater resources than us to devote to further technologies and new product developments.

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

     We believe that we will favorably compete in this market because we offer a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, virtual surround sound, headphone and speaker virtualization technologies. By virtue of our specialized engineering and OEM support, we can offer a “turn-key” audio solution to OEMs who do not possess this expertise internally. We also have developed new products that address our customer’s need for a low cost solution. We also focus intensely on customer support and have expanded our low-cost contract engineering capabilities with the use of a consulting firm in India. In addition, the strength of our IC Foundry and OEM relationships and the Spatializer brand name recognition in the industry are other key differentiators between both our branded and unbranded competition. Lastly, we continue to explore new and alternative business models that we believe serve the interests of both our customers and our stockholders.

Research and Development

     Our research and development expenditures in 2004, 2003 and 2002 were approximately 54%, 28% and 25% of total operating expenses respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies

     As of December 31, 2004, we had three employees and consultants in our R&D group representing 38% of our total human resources. In addition and not included above, we have the availability of three dedicated engineers at an outside consulting company in India for applications engineering. Our software, hardware and application engineers focus on developing intellectual property, technology solutions and consumer products. In 2004, we established a relationship with an engineering services firm in Bangalore, India for the substantial transfer of all applications engineering work to this firm. In addition to substantially lower cost for consulting services as compared to domestic contractors, project completion dates have been reliable and throughput expanded due to their relatively large engineering staff. Thus, multiple projects can be completed simultaneously and within budgeted cost and time parameters.

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

Employees

     We began 2004 with four full-time and five part-time employees and sales representatives and decreased our staff to three full time and five part-time employees, consultants and sales representatives by December 31, 2004. At year-end, there were two full-time employees and one consultant engaged in research and development. In addition, we utilize an engineering firm with three dedicated engineers to our projects on an as-needed basis. We employ the services of outside professional consultants, particularly in the audio engineering area, due to the costly and tight labor market for such professionals in Silicon Valley as well as the need for specialized expertise in the course of our business. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relations with our employees and consultants to be satisfactory.

Item 2. Properties

     Our corporate office and research center in San Jose, California, is the primary location for our audio technology division, Desper Products, Inc. (“DPI”). We occupy approximately 1,300 square feet with an annual rent on a full service basis of approximately $25,500 in calendar 2005 and $26,275 in calendar 2006. The lease expires on December 30, 2006 and is renewable at market rates thereafter .

     Our executive office is located in Westlake Village, California, where we occupy approximately 100 square feet with an annual rent of approximately $5,300. The lease term on this space expires on June 30, 2005 and is renewable on a month to month basis thereafter. This space in the Los Angeles area is used to facilitate business and contacts with the entertainment community as well as with our accountants, lawyers and directors.

     We lease an apartment in San Jose, California for use by the chief executive officer when away from the executive office. The annual rent on this apartment is approximately $16,800. The lease is on a month-to-month basis.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2004.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2003 and 2004. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period:	High (U.S. $)	Low (U.S. $)
2003
First Quarter	$0.08	$0.04
Second Quarter	$0.07	$0.04
Third Quarter	$0.06	$0.04
Fourth Quarter	$0.19	$0.04
2004
First Quarter	$0.22	$0.11
Second Quarter	$0.14	$0.06
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.09	$0.05

     On February 7, 2005, the closing price reported by the OTC Bulletin Board was U.S. $0.06. Stockholders are urged to obtain current market prices for our Common Stock. Computershare Investor Services, LLC is our transfer agent and registrar.

     There were no sales of unregistered securities by the Company during the years ended December 31, 2002, 2003 and 2004.

     To our knowledge there were approximately 200 holders of record of the stock of the Company as of February 7, 2005. Our transfer agent has indicated that beneficial ownership is in excess of 4,000 stockholders.

     We have not paid any cash dividends on its Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of its business. Our future dividend policy will be determined from time to time by the Board of Directors.

     The Company has not repurchased any of its equity securities and as of the date hereof, has not made any plans to do so.

Item 6. Selected Consolidated Financial Data

     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from our consolidated financial statements that have been audited by Farber & Hass LLP, independent certified public accountants. The consolidated statements of operation and cash flows for the years ended December 31, 2002, 2003 and 2004 and the report thereon are included elsewhere in this Report.

	Fiscal Year Ended ( , 000 Omitted)
	December 31, 2000	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004
Consolidated Statement of Operations Data:
Revenues	$2,202	$1,604	$1,856	$1,269	$1,106
Cost Of Revenues	(248)	(97)	(131)	(122)	(111)

Gross Profit	1,954	1,507	1,725	1,147	995
Total Operating Expenses	(1,596)	(1,823)	(1,711)	(1,631)	(1,146)
Other Income (Expense), Net	34	73	(2)	(6)	(5)
Loss from Discontinued Operations Income taxes	(10)	3	(6)	(5)	(1)

Net Income (Loss)	$382	$(240)	$18	$(495)	$(157)

Basic Income (Loss) Per Share	$0.01	$(0.01)	$0.00	$(0.01)	$(0.00)

Diluted Income (Loss) Per Share	$0.01	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted Average Common Shares	46,736,224	47,388,235	47,406,939	47,309,171	46,975,363

Consolidated Balance Sheet Data
Cash and Cash Equivalents	$1,468	$869	$859	$590	$871
Working Capital	1,195	1,124	1,125	793	603
Total Assets	2,457	1,753	1,746	1,205	1,464
Redeemable Preferred Stock			1	1	1
Advances From Related Parties	337	113	113	108	0
Total Shareholders’ Equity	$1,651	$1,411	$1,429	$955	$798

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     Revenues decreased to $1,106,000 for the year ended December 31, 2004 compared to $1,269,000 for the year ended December 31, 2003, a decrease of 13%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms. A key issue discussed is the difficulty in obtaining revenue traction when traditional revenue sources are eroding, while being replaced by new revenue sources at a lower rate.

     Net loss was $157,000 for the year ended December 31, 2004; ($0.00) basic per share, compared to net loss of $495,000, ($0.01) per share basic and diluted, for the year ended December 31, 2003. Net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead. A key issue discussed is management’s efforts to reduce overhead is view of declining revenue, while maintaining competitiveness.

     Net cash provided by operating activities was $343,939 for the year ended December 31, 2004, as compared to net cash used in operating activities of $253,965 for the year ended December 31, 2003 and net cash provided by operating activities of $85,138 for the year ended December 31, 2002. The increase in cash flows from operations for the year ended December 31, 2004 was primarily a result of the increase in deferred income, a decrease in accounts receivable, partially offset by the net loss. Deferred income increased due to the licensing prepayment and accounts receivable decreased a portion of fourth quarter 2004 revenues being realized through the recognition of deferred income. A key issue is the Company’s ability to generate continued positive cash flow, or if needed, raise additional capital to fund its business.

     The business environment in which we operate is highly competitive and is offers substantial risk. These risks should be studied and understood, as outlined in Risk Factors later in this document.

Approach to MD&A

     An important demonstration of our commitment to our stockholders is a clear explanation of the Company’s operating results, risks and opportunities. The purpose of MD&A is to provide our shareholders and other interested parties with information necessary to gain an understanding of our financial condition, changes in financial condition and results of operations. As such, we seek to satisfy three principal objectives:

•	to provide a narrative explanation of a company’s financial statements “in plain English” that enables the average investor to see the company through the eyes of management;

•	to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and

•	to provide information about the quality of, and potential variability of, a company’s earnings and cash flow, so that investors can ascertain the likelihood that and relationship of past performance being indicative of future performance.

     We believe the best way to achieve this is to give the reader:

•	An understanding of our operating environment and its risks

•	An outline of critical accounting policies

•	A review of our corporate governance structure

•	A review of the key components of the financial statements and our cash position and capital resources

•	A review of the important trends in the financial statements and our cash flow

•	Disclosure on our internal controls and procedures

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

The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. In addition, pricing action by our competitors may be very aggressive. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. When this occurs, we receive very short notice and revenues from such an account will typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. This also results limited visibility with regard to future revenues and their impact on our operating results. Our response has been to strengthen our value proposition, more aggressively price and include additional features in our products. We have also entered new segments, such as cell phones, with different competitive pressure. We also emphasize to our overseas sales representatives the need for close customer support, with the objective that both new opportunities and possible difficulties are brought to light as soon as possible.

Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to actual cashflow. Many of our customers operate under very fluid development schedules. These schedules are prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced.

Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. Whether such processors become an industry standard, or gain wide acceptance in the market, is speculative. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers must request that our algorithm be implemented. While these requests may be honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Some chip makers, particularly in the cell phone market, have already incorporated solutions from our competitors as a component of the chip itself, making it costly and time consuming to implement alternate solutions like ours. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company.

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

     The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. These revenues are reported to us by our Licensees in formal, written royalty reports, which serve as the basis for our quarterly revenue accruals. Infrequently, certain written reports are received after our required reporting deadlines, sometimes due to contractual requirements. In such cases, management tries to obtain verbal reports or informal reports from the Licensee. In the absence of such information, management may utilize conservative estimates based on information received or historical trends. In such isolated cases, management strives to under-estimate such revenues to err on the side of caution. In the event such estimates are used, the revenue for the following quarter is adjusted based on receipt of the written report. In addition, any error in Licensee reporting, which is very infrequent, is adjusted in the subsequent quarter when agreed by both parties as correct.

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

     The third critical accounting policy relates to intangible assets. Our intangible assets consist primarily of patents. We capitalize all costs directly attributable to patents and trademarks, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the asset (which range from 3 to 20 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing.

Corporate Governance

     Audit Committee

     This committee, chaired by Mr. Gilbert Segel, is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the internal auditors and the adequacy of our accounting, financial, and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to approve proposals made by our independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting of financial matters.

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

Our Audit Committee and Compensation and Stock Committee charters are available in print to any stockholder upon request in writing to our principal executive office at 2625 Townsgate Road, Suite 330, Westlake Village, California 91361.

Key Components of the Financial Statements and Important Trends

     The financial statements, including Balance Sheet, results of operations, cash flow and Changes in Stockholders’ Equity should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.

     The Balance Sheet provides a snapshot view of our financial condition at the end of our fiscal year. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash compared to the comparable year and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The relationship between Current Assets and Current Liabilities Working capital (current assets less current liabilities) measures how much in liquid assets a company has available to build its business . The presence of Deferred Revenue indicates cash received on revenue to be earned over the next twelve months. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.

     The Consolidated Statement of Operations tells the reader whether the Company had a profit or loss. It shows key sources of revenue and major expense categories. It is important to note period-to-period comparisons of each line item of this statement, reasons for any fluctuation and how costs are managed in relation to the overall revenue trend of the business. These statements are prepared using accrual accounting under generally accepted accounting standards. This is addressed further in MD&A under Revenues and Expenses.

     The Consolidated Statement of Cashflows explains the actual sources and uses of cash. Some expenses of the Company, such as depreciation and amortization do not result in a cash outflow in the current period, since the underlying patent expenditure or asset purchase was made years earlier. New capital expenditures, on the other hand, resulted in a disbursement of cash, but will be expensed in the Statement of Operations over its useful life. Fluctuations in Receivables and payables also explain why the net change in cash is not equal to the loss reported on the Statement of Operations. Therefore, it is possible that the impact of a net loss on cash is less or more than the actual amount of the loss. This is discussed further in MD&A under Liquidity and Capital Resources.

          The Consolidated Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales or stock option exercise. This is discussed further in MD&A under Liquidity and Capital Resources.

Results of Operations

     The following discussion and analysis relates to our financial condition and results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003, and the year ended December 31, 2003 compared to the year ended December 31, 2002. The following discussion of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

For the Year Ended December 31, 2004, Compared to the Year Ended December 31, 2003

     Revenues

     Revenues decreased to $1,106,000 for the year ended December 31, 2004 compared to $1,269,000 for the year ended December 31, 2003, a decrease of 13%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms.

     While the overall decrease was relatively modest, the revenue mix by licensee platform was significantly different year over year. The decrease in revenues is attributed primarily to the loss or reduction at three key DVD player accounts and one PC account which in aggregate, generated approximately 56% of total fiscal 2003 revenue. In each case, these licensees decided to use no licensed virtual surround solution or opted for a free solution from their chip supplier, driven primarily by cost reduction pressure. These losses were partially offset by three new revenue sources in cellular phones, mobile audio semiconductors and PCs, and the expansion of an existing license relating to recordable DVD.

     Gross Profit

     Gross profit decreased to $995,000 for the year ended December 31, 2004 compared to $1,147,000 in the comparable period last year, a decrease of 13%. Gross margin held steady at 90% of revenue in the year ended December 31, 2004 compared with 90% of revenue for the comparable period last year. The decrease in gross profit results from lower revenues in the current year We maintain a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts. All development costs are expensed as engineering and development expenses in the period they are incurred.

     Operating Expenses

     Operating expenses for the year ended December 31, 2004 decreased to $1,146,000 (105% of sales) from $1,631,000 (128% of sales) for the year ended December 31, 2003, a decrease of 30%. The decrease in operating expenses results primarily from reductions in general and administrative expense and sales and marketing expense. General and Administrative expenses declined due to the relocation to smaller and less expensive offices in December 2003 and lower occupancy-related expenses. Sales and marketing expenses declined due to the elimination of a marketing and business development executive position and related travel in the fourth quarter of 2003 and the restructuring of our Japan sales operation. These responsibilities were transferred to another executive and to a new commissioned representative firm in Japan.

     General and Administrative

     General and administrative expense decreased to $615,000 for the year ended December 31, 2004 from $811,000 for the year ended December 31, 2003, a decrease of 24%. The decrease is primarily due to the relocation of our offices to smaller and lower cost facilities in December 2003, upon expiration of an existing lease, lower occupancy related expenses, partially offset by increased legal and accounting expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act and increased travel by the CEO. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.

     Research and Development

     Research and Development costs decreased to $393,000 for the year ended December 31, 2004, compared to $459,000 for the year ended December 31, 2003, a decrease of 14%. The decrease in research and development expense was due to the commencement of the use of lower cost specialist consultants in India in the second half of 2004.

     We continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward the launch of Spatializer Audio Alchemy, refinement of Spatializer Natural Headphone, development of new cell phone solutions and applications engineering to port our technology to leading processor platforms.

     Sales and Marketing

     Sales and Marketing costs decreased to $138,000 for the year ended December 31, 2004, compared to $361,000 for the year ended December 31, 2003, a decrease of 62%. The reduction in such expenses resulted from the elimination of a sales consultant position, the elimination of a sales executive position in the third quarter of 2003 and fewer trade show participations.

     Net Income (Loss)

     Net loss was $157,000 for the year ended December 31, 2004; ($0.00) basic per share, compared to net loss of $495,000, ($0.01) per share basic and diluted, for the year ended December 31, 2003. Net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead.

For the Year Ended December 31, 2003, Compared to the Year Ended December 31, 2002

     Revenues

     Revenues decreased to $1,269,000 for the year ended December 31, 2003 compared to $1,856,000 for the year ended December 31, 2002, a decrease of 32%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms.

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

     Operating Expenses

     Operating expenses for the year ended December 31, 2003 decreased to $1,631,000 (128% of sales) from $1,711,000 (92% of sales) for the year ended December 31, 2002, a decrease of 5%. The decrease in operating expenses results primarily from reductions in sales and marketing due to the elimination of a marketing and business development executive position and related travel in late 2003. These responsibilities were transferred to another executive and to a new representative firm in Japan.

     In the fourth quarter of fiscal 2003, we implemented a cost reduction program that included the elimination of an executive position, relocation of the corporate offices to smaller and lower cost facilities, replacement of a stipended representative with a commissioned representative and other overhead related cost savings. The annualized reduction to be provided by these initiatives is expected to result in an overall overhead reduction of at least 20%.

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

     Research and Development

     Research and Development costs increased to $459,000 for the year ended December 31, 2003, compared to $433,000 for the year ended December 31, 2002, an increase of 6%. The increase in research and development expense was due to strategic use of outside specialist consultants, wage increases and increased health insurance premiums for such personnel.

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

     Net Income (Loss)

     Net loss was $495,000 for the year ended December 31, 2003; ($0.01) basic per share, compared to net income of $18,000, ($0.00) per share basic and diluted, for the year ended December 31, 2002. Net loss for the current period is primarily the result of lower gross margin, partially offset by lower overhead.

Liquidity and Capital Resources

     At December 31, 2004, we had $871,000 in cash and cash equivalents as compared to $590,000 at December 31, 2003. The increase in cash and cash equivalents is attributed to an increase in deferred revenue resulting from prepayments on a licensing agreement of $391,395, partially offset by the operating loss of $174,103. We had working capital of $586,000 at December 31, 2004 as compared with working capital of $793,000 at December 31, 2003.

     Net cash provided by operating activities was $343,939 for the year ended December 31, 2004, as compared to net cash used in operating activities of $253,965 for the year ended December 31, 2003 and net cash provided by operating activities of $85,138 for the year ended December 31, 2002. The increase in cash flows from operations for the year ended December 31, 2004 was primarily a result of the increase in deferred income, a decrease in accounts receivable, partially offset by the net loss. Deferred income increased due to the licensing prepayment and accounts receivable decreased a portion of fourth quarter 2004 revenues being realized through the recognition of deferred income.

     We use cash in investing activities primarily to secure patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit. Cash used in investing activities totaled $20,587, $20,709 and $95,891, respectively, in the years ended December 31, 2004, 2003, and 2002. All expenditures for on-going research and development are expenses and therefore included in the Net Loss.

     Net cash flows used in financing activities totaled $41,994 for the year ended December 31, 2004 and cash provided by financing activities totaled $5,746 and $0 for the years ended December 31, 2003 and 2002, respectively.

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

     In the fourth quarter of 2003, we negotiated and completed the conversion of a $112,500 related party 10% demand note to a three-year 10% term note. Principal and interest of $5,191 is paid monthly, which we pay on a current basis. Since the director who was an indirect beneficiary of the demand note retired from the Board of Directors in June 2003, the demand note is classified as a note payable at December 31, 2004. There are no installments due in more than twelve months as of December 31, 2004.

     We continue to maintain an accrual for unasserted claims or settlement costs of approximately $28,000. We do not expect any final liability to be in excess of this balance.

     Future payments due under operating lease obligations as of December 31, 2004 are described below:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations	$54,955	$28,680	$26,275
Purchase Obligations
Total	$54,955	$28,680	$26,275

     Our future cash flow will come primarily from the audio signal processing licensing, OEM royalties and from possible common stock issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which we believe should generate additional cash flow without imposing any substantial costs on us. We anticipate that there may continue to be dislocations of individual licensing programs due to continuing pressure to reduce costs, particularly in the DVD player segment. We currently believe that growth from other licensing arrangements, which include new markets such as cellular phones, and other arrangements that are pending but not announced or in negotiation, will substantially offset any revenue shortfalls from market dynamics or transitioning platforms. The four new or expanded licensing deals from such sources that generated approximately 60% of fiscal 2004 revenue support this belief. Further, our cost reduction initiative implemented in the fourth quarter of 2003 has lowered the revenues needed to reach the break-even point.

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

Net Operating Loss Carry forwards

     At December 31, 2004, we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards is subject to an annual limitation of approximately $1,000,000.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB. No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB statements no. 66 and 67”. This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary assets – an amendment of APB Opinion No. 29”. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

Factors That May Affect Future Results

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

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

     We have experienced a loss from operations in three of the last four years. We experienced declining losses in the second and third quarters of 2004, and a profit in the fourth quarter of 2004. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues,, we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability, and we may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.

Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.

     The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. Therefore, we are seeking commercial acceptance of our products in highly competitive markets. We have responded by offering additional products targeted to each price and quality segment of the market, more aggressively price and feature enrich our products and enter new segments, such as cell phones, with different competitive pressure. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. There is no assurance that our present or contemplated future products will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors who had access to significantly greater resources or which are willing to “give away” their products.

Because Our Relative Size and Power Is Small Compared To That of Our Customers, Our Business Leverage With Some Customers Is Generally Weak and Communication Not Always Transparent

     We deal with some of the largest global consumer electronics makers in the world, the vast majority of which are in Asia. Spatializer is a small company and there are other options for manufacturers, including those from our competitors, their chip suppliers, or eliminating the use of audio enhancement technology altogether. As such, our leverage with our customers is generally weak. In addition, the culture in our local markets may not dictate clear, direct and transparent communication of business plans or technology usage as is the culture in our home country. When this occurs, we could receive very short notice of discontinued use of our technology and revenues from such an account would typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. This also results in limited visibility with regard to future revenues and its impact on our operating results. Our response has been to strengthen our business relationships with more onsite visits, increase our understanding of cultural differences and focus more intently on service. We also emphasize to our overseas sales representatives the need for close customer support, with the objective that both new opportunities and possible difficulties are brought to light as soon as possible.

We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third Parties Have Their Own Priorities and Alliances That May Delay or Thwart our Sales Efforts to Potential Customers.

Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers request that our algorithm be implemented. While these requests are typically honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company. In addition, standards may be adopted by cell phone system operators or manufacturers that may impede or prevent the penetration of non-standard technology onto their platforms. While our efforts are focused on promoting our technology to such potential customers, there is no assurance that we will be successful in making our technology a standard.

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

     We Expect That We Will Continue to be Dependent upon a Limited Number of OEMs for a Significant Portion of Our Net Sales in Future Periods

     Although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period, we anticipate being dependent upon a limited number of OEMs for a large port of our net sales. Our four largest customers as of December 31, 2004 accounted for 30%, 25%, 21% and 13% of our net sales.. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.

     Demand for Our Products is Subject to Risks Beyond Our Control.

     Our products are typically one of many related products used by consumer electronic users. As a result, demand for our products is therefore subject to many risks beyond our control, including, among others:

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

If We Are Unable To Attract And Retain Our Key Personnel, We May Not Be Able To Successfully Operate Our Business.

     Our future success primarily depends on the abilities and efforts of a small number of individuals, with particular management obligations and technical expertise. Loss of the services of any of these persons could adversely affect our business prospects. There is no assurance that we will be able to retain this group or successfully recruit other personnel, as needed. We compete with other enterprises with stronger financial resources and larger staffs that may offer employment opportunities to our staff which are more desirable than those which we are able to offer. Failure to maintain skilled personnel with the software and engineering skills critical to our business could have an adverse impact upon our business, the results of our operations and our prospects. Currently, all new licenses are negotiated by Henry R. Mandell, our Chief Executive Officer, with whom we have an employment agreement with a term expiring in November 2006.

The Market For Our Stock May Be Not Remain Liquid And The Stock Price May Be Subject To Volatility

     Our stock is quoted on the OTC Bulletin Board, where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. This and the existing limited market and volume in the trading of our stock, may result in our shareholders having difficulty selling our common stock.The trading price of our Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, announcements of new products or technological innovations by the Company or our competitors, strategic alliances between us and third parties, general market fluctuations and other events and factors, some of which may be beyond our control.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at December 31, 2004. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

     To the Board of Directors Of Spatializer Audio Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (The “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ FARBER & HASS LLP

Camarillo, California
February 28, 2005

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$871,155	$589,797
Accounts Receivable	325,712	345,411
Prepaid Expenses and Other Current Assets	70,940	35,430

Total Current Assets	1,267,807	970,638
Property and Equipment, Net	29,527	42,022
Intangible Assets, Net	166,710	192,485
Other Assets	—	—

	$1,464,044	$1,205,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	66,252
Notes Payable to Related Party, Short Term	—	37,500
Accounts Payable	71,873	21,466
Accrued Wages and Benefits	50,446	36,973
Accrued Professional Fees	20,000	20,000
Accrued Commissions	32,182	33,856
Accrued Expenses	32,979	28,197
Deferred Income	391,395

Total Current Liabilities	665,127	177,992
Notes Payable to Related Party, Long Term	—	70,746
Commitments and Contingencies
Series B-1 Redeemable Convertible Preferred Shares, $0.01 par value: 1,000,000 shares authorized; 118,351 shares issued and outstanding at December 31, 2004 (liquidation preference of $1,183,510)	1,182	1,182
Stockholders’ Equity (Deficit):
Common shares, $0.01 par value; 65,000,000 shares authorized; 46,975,363 and 47,015,865 shares issued and outstanding at December 31, 2004 and 2003, respectively	469,754	470,159
Additional Paid-In Capital	46,428,866	46,428,461
Accumulated Deficit	(46,100,885)	(45,943,395)

Total Shareholders’ Equity	797,735	955,225

	$1,464,044	$1,205,145

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Revenues:
Royalty Revenues	$1,105,923	$1,269,286	$1,855,934
Cost of Revenues	111,395	122,417	130,516

	994,528	1,146,869	1,725,418

Operating Expenses:
General and Administrative	615,412	811,024	765,637
Research and Development	393,004	458,940	432,826
Sales and Marketing	137,889	360,692	512,727

	1,146,305	1,630,656	1,711,190

Operating Income (Loss)	(151,777)	(483,787)	14,228

Interest Income	4,982	7,201	12,432
Interest Expense	(10,295)	(13,447)	(14,493)
Other Income (Expense), Net	0	0	25

	(5,313)	(6,246)	(2,036)

Income (Loss) Before Income Taxes	(157,090)	(490,033)	12,192
Income Taxes	(400)	(5,420)	(6,100)

Net Income (Loss)	$(157,490)	$(495,453)	$18,292

Basic and Diluted Income (Loss) per Share:	$(.00)	$(.01)	$.00

Weighted-Average Shares Outstanding	46,975,363	47,309,171	47,406,939

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$(157,490)	$(495,453)	$18,292
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation	11,942	30,591	54,737
Amortization	46,915	52,313	50,766
Stock and Options Issued for Services		12,000
Net Change in Assets and Liabilities:
Accounts Receivable	19,699	153,612	(56,460)
Prepaid Expenses, Deposits and Other Assets	(35,510)	55,960	43,370
Accounts Payable	50,407	(17,561)	24,155
Accrued Expenses and Other Liabilities	16,581	(45,427)	50,286
Deferred Revenue	391,395
Discontinued Operations			(100,000)

Net Cash Provided (Used) by Operating Activities	343,939	(253,965)	85,138

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(4,007)	(1,771)	(74,993)
Intangible Assets	(16,580)	(18,938)	(20,898)

Net Cash Used by Investing Activities	(20,587)	(20,709)	(95,891)

Cash Flows from Financing Activities:
Exercise of Options and Warrants		10,000
Notes Payable	66,252
Notes and Amounts Due to (from) Related Parties	(108,246)	108,246
Repayments/Termination of Notes Payable		(112,500)

Net Cash Provided (Used) by Financing Activities.	(41,994)	5,746

Increase (Decrease) in Cash and Cash Equivalents.	281,358	(268,928)	(10,753)
Cash and Cash Equivalents, Beginning of Year	589,797	858,725	869,478

Cash and Cash Equivalents, End of Year	$871,155	$589,797	$858,725

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Interest	$10,295	$11,250	$14,493
Income Taxes	$400	$4,800	$2,400

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	10% Series B Convertible		Common
	Preferred Shares		Shares	Common Shares
					Additional		Total
	Number of	Par	Number of	Par	Paid-In-	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2001	87,967	$880	47,406,939	$474,070	$46,402,852	$(45,466,234)	$1,411,568

Conversion of 10% Series B to Redeemable Series B-1	(87,867)	(880)					(880)
Series B Pfd. Share dividend					(302)		(302)
Net Income						18,292	18,292

Balance, December 31, 2002	-0-	$-0-	47,406,939	$474,070	$46,402,550	$(45,447,942)	$1,428,678

Options Exercised Warrants Exercised			166,666	1,667	8,333		10,000
Options Issued for Services					12,000		12,000
Cancellation of Unissued Performance Shares			(557,740)	(5,578)	5,578
Net Loss						(495,453)	(495,453)

Balance, December 31, 2003	-0-	$-0-	47,015,865	$470,159	$46,428,461	$(45,943,395)	$955,225

Cancellation of Unissued Performance Shares			(40,500)	(405)	405
Net Loss						(157,490)	(157,490)

Balance, December 31, 2004	-0-	$-0-	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735

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

     Reclassification — Certain 2003 and 2002 amounts have been reclassified to conform with the current year presentation. In that regard, the Company has reflected the issuance of 15,384 shares of Class B-1 Convertible Preferred Stock that was originally recorded in Additional Paid-in Capital. This resulted in a reclassification of $154 to Convertible Preferred Stock from APIC.

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

     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at Citibank FSB. At December 31, 2004 and 2003, substantially all cash and cash equivalents were on deposit at one financial institution.

     At December 31, 2004, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Sharp and Toshiba Corporation, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One customer accounted for 31.0%, another accounted for 27% and one accounted for 18% of our total accounts receivable at December 31, 2004. At December 31, 2003, one customer accounted for 42%, one customer accounted for 23% and one customer accounted for 16%.

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

     Customers Outside of the U.S.- Sales to foreign customers were 95%, 91% and 90% of total sales in the years ended December 31, 2004 and 2003 and 2002, respectively.

     Major Customers — During the year ended December 31, 2004, four customers accounted for 29%, 25%, 21% and 13%, respectively, of the Company’s net sales. During the year ended December 31, 2003, three customers accounted for 34%, 20%, and 20%, respectively, of the Company’s net sales.

     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.

     Advertising Costs — Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Consolidated advertising expense amounted to $4,289, $2,960 and $4,087 in 2004, 2003 and 2002, respectively.

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

     Since the Company generated a net loss in 2004 and 2003, outstanding stock options and warrants would have been anti-dilutive and are not applicable to this calculation.

     The impact of Statement 128 on the calculation of earnings per share is as follows:

Year Ended December 31,
2002
BASIC:
Net Income (Loss) Available to Common Shareholders	$18,292
Weighted Average Shares Outstanding	47,406,939
Basic Earnings(Loss) per Share	$0.00
DILUTED:
Net Income (Loss) Available to Common Shareholders	$18,292
Weighted Average Shares Outstanding	47,406,939
Net Effect of Dilutive Stock Options and Warrants Based on the Treasury Stock Method Using Average Market Price
Total Shares	47,406,939
Diluted Earnings per Share	$0.0000
Average Market Price of Common Stock	$.1234
Ending Market Price of Common Stock	$.06

     The following table presents contingently issuable shares, options and warrants to purchase shares of common stock at December 31, 2002. Those that were outstanding during 2004 and 2003 were not included in the computation of diluted loss per share because the impact would have been anti-dilutive:

2002
Options.	2,671,500
Warrants	-0-

Total	2,671,500

     Stock Option Plan —The Company determines the effect of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended which permits entities to recognize as expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 8).

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB. No. 43, Chapter 4”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB statements no. 66 and 67”. This Statement amends FASB Statement No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary assets – an amendment of APB Opinion No. 29”. This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

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

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2004 and 2003 approximated fair value due to their short maturity or nature.

     The fair values of notes payable at December 31, 2004 and notes payable to a related party 2003 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

(3) Property and Equipment

     Property and equipment, as of December 31, 2004 and 2003, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	2004	2003
Office Computers, Software, Equipment and Furniture	$331,867	$309,744
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	171,301
Automobiles	7,000	7,000

Total Property and Equipment	632,253	606,884
Less Accumulated Depreciation and Amortization	602,727	564,862

Property and Equipment, Net	$29,527	$42,022

(4) Intangible Assets

     Intangible assets, as of December 31, 2004 and 2003 consist of the following:

	2004	2003
Capitalized Patent, Trademarks and Technology Costs	$522,827	$505,487
Less Accumulated Amortization	356,117	313,002

Intangible Assets, Net	$166,710	$192,485

     Estimated amortization is as follows:

2005	$25,733
2006	$16,702
2007	$16,702
2008	$16,702
Thereafter	$90,871

$166,710

(5) Notes Payable to Related Parties

The Company was indebted to the Desper Family Trust, a related party, in the amount of $54,349 at December 31, 2004. In the fourth quarter of 2003, in response to the calling of the Note by the holder, we negotiated and completed the conversion of the $112,500 related party 10% demand note to a three- year 10% term note. Principal and interest of $5,191 are due monthly, which we pay on a current basis. Since the director who was an indirect beneficiary of the demand note retired from the Board of Directors in June 2003, the demand note is classified as a note payable at December 31, 2004. There are no installments due in more than twelve months as of December 31, 2004

(6) Shareholders’ Equity

During the year ended December 31, 2004, shares were issued or converted as follows:
Unissued Performance Shares held in escrow were cancelled.

Options to purchase common shares in exchange for services were issued with a value of $1,000.

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

Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series has a par value of $0.01 and a stated value of $10.00 per share US and is designated as a liquidation preference. The stock will rank prior to the Company’s common stock. No dividends will be paid on the Series B-1 Preferred Stock. Conversion rights vested on January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula based on an average closing share price, subject to a floor of $0.56 and a ceiling of $1.12. At December 29, 2005 certain mandatory conversion requirements exist subject to the above formula. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading exist based on date sensitive events based on the Company’s Insider Trading Policy. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock. In 2004, the Company has reflected the issuance of 15,384 shares of Class B-1 Convertible Preferred Stock that was originally recorded in Additional Paid-in Capital. This resulted in a reclassification of $154 to Convertible Preferred Stock from APIC.

(7) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,697,536 as of December 31, 2004. Stock options are granted with an exercise price at the minimum equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At December 31, 2004, there were 2,062,536 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $0.09, $0.05 and $0.11, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004- expected dividend yield 0%, risk-free interest rate of 4.1%, expected volatility of 150% and an expected life of 5 years; 2003- expected dividend yield 0%, risk-free interest rate of 2.25%, expected volatility of 137% and an expected life of 5 years; 2002 — expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 427% and expected life of 5 years

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for the fair value of its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income (loss) would have been increased to the pro forma amounts indicated below:

	2004	2003	2002
NET INCOME (LOSS):
As Reported	$(157,490)	$(495,453)	$18,292
Pro Forma	$(172,770)	$(538,368)	$(136,498)
BASIC AND DILUTED LOSS:
As Reported	$(0.00)	$(0.01)	$0.01
Pro Forma	$(0.00)	$(0.01)	$(0.01)

     Stock option activity during the periods indicated is as follows:

			Weighted-Average
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2001	1,529,132	1,872,299	$0.45

Options granted		1,300,000	$0.11
Options exercised		(0)	$0.00
Options forfeited		(500,799)	$2.29

Options outstanding at December 31, 2002	2,668,332	2,671,500
Options granted		1,200,000	$0.05
Options exercised		(166,666)	$0.06
Options forfeited/expired		(669,834)	$0.18

Options outstanding at December 31, 2003	2,540,000	3,035,000	$0.18
Options granted		200,000	$0.09
Options exercised		—	—
Options forfeited		600,000	$0.43

Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11

(8) Warrants

     Warrant activity for the periods indicated below is as follows:

	Warrants	Warrant Price
Warrants outstanding at December 31, 2001	2,100,000	$0.65

Warrants issued	0	$0.00
Warrants exercised	0	$0.00
Warrants expired	(2,100,000)	$0.65

Warrants outstanding at December 31, 2002	0	$0.00

Warrants issued	0	$0.00
Warrants exercised	0	$0.00
Warrants expired	0	$0.00

Warrants outstanding at December 31, 2003	0	$0.00

Warrants issued	0	$0.00
Warrants exercised	0	$0.00
Warrants expired	0	$0.00

Warrants outstanding at December 31, 2004	0	$0.00

     All of the warrants were granted in 1999 and were issued in connection with private placements. At December 31, 2002, all such warrants had expired, without exercise.

(9) Income Taxes

     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
State franchise tax	$400	$4,800	$2,400
Federal taxes	(0)	(0)	(0)

Total	$400	$4,800	$2,400

     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 10% to 16.5% and are recorded as net royalty revenue.

     Income tax expense for the years ended December 31, 2004, 2003 and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no tax benefit has been provided.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2004 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2004. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

     At December 31, 2004 and 2003, deferred income tax assets were primarily composed of:

Federal at 15% tax rate:

	2004	2003
Accrued Vacation	(6,048)	(4,338)
Net operating loss carryforward	1,550,763	1,533,605
Accum Amortization & depreciation	6,189	5,831
State deferred tax asset	(62,021)	(92,751)
R & D credit	314,971	288,450
Foreign Tax Credit	35,838	35,838

Deferred tax Asset	1,839,692	1,766,635
Less: Valuation Allowance	(1,839,692)	(1,766,635)

Net deferred tax asset	0	0

(10) Commitments and Contingencies

     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.

Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments for all operating leases of approximately $52,000 through December, 2006. Rent expense amounted to approximately $23,000, $ 83,000 and $78,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

(11) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan. The amount charged to administrative expense for the Plan in 2004, 2003 and 2002 was approximately $2,000 per annum.

(12) Quarterly Financial Data (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Net Revenues	$170,679	$234,860	$205,324	$495,060
Gross Margin	$153,675	$216,727	$179,210	$444,916
Net Income (Loss)	$(123,796)	$(123,259)	$(80,576)	$170,141
Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$0.00

	Quarter Ended
2003	March 31	June 30	September 30	December 31
Net Revenues	$332,378	$250,902	$341,339	$344,667
Gross Margin	$296,436	$228,405	$306,192	$315,836
Net Income (Loss)	$(74,449)	$(212,461)	$(106,502)	$(102,041)
Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required for this item incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders.

     Code of Ethics

     We adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. The Company will provide a copy of our code of ethics to any person, free of charge, upon written request sent to our principal executive office at 2625 Townsgate Road, Suite 330, Westlake Village, California 91361.

Item 11. Executive Compensation

     Information required for this item incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

					Number of securities
	Number of securities				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,635,000	(1)	$0.12	(1)	2,062,536

Equity compensation plans not approved by security holders.	0		0		0
Total	2,635,000				2,062,536

(1)	Represents options to acquire the Company’s Common Stock under the Company’s 1995 Stock Option Plan and 1996 Incentive Plan approved by the Company’s stockholders in 1995 and 1996, respectively. The 1995 Plan authorizes grants of options to purchase authorized but unissued common stock in an amount of up to 10% of total common shares outstanding at each calendar quarter or 4,697,536 as at December 31, 2004. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable as determined by the committee on date of grant. The 1996 Plan supplements the 1995 Plan by allowing for stock appreciation, incentive shares and similar accruals aggregating not more than the equivalent of 500,000 shares and the regrant of any Performance Shares that become available for regrant. See Note 2.

     The remaining information is required for this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     Information required for this item incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

     Information required for this item incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Financial Statements

     See Item 8.

     (c) Exhibits

     The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description
2.1*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’sRegistration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999(Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

4.1*	Performance Share Escrow Agreements dated June 22, 1992 among Montreal Trust Company of Canada, Spatializer-Yukon and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

4.2*	Modification Agreement for Escrowed Performance Shares. (Incorporated by reference to the Company’s Definitive Proxy Statement dated June 28, 1996 and previously filed with the Commission.)

4.3*	Form of Exchange Agreement effective December 26, 2002 entered into by holders of Series B Preferred Stock in connection with exchange of same for Series B-1 Preferred Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3	Form of Stock Option Agreement

Exhibit
Number	Description
10.4*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended.

10.6	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003.

10.7	Lease for Office and Research Center in San Jose, CA.

10.8	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934)

*	Previously filed.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2005

SPATIALIZER AUDIO LABORATORIES, INC.

(Registrant)

/s/ Henry R. Mandell
Henry R. Mandell
Chief Executive Officer & Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlo Civelli	Director	March 22, 2005
Carlo Civelli

/s/ James D. Pace	Director	March 22, 2005
James D. Pace

/s/ Gilbert N. Segel	Director	March 22, 2005
Gilbert N. Segel

/s/ Henry R. Mandell	Director	March 22, 2005
Henry R. Mandell