Form 10-Q
period 2005-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2005-05-12
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: March 31, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☑

As of May 2, 2005 there were 46,975,365 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$873,904	$871,155
Accounts Receivable, net	170,610	325,712
Prepaid Expenses and Deposits	36,464	70,940

Total Current Assets	1,080,978	1,267,807

Property and Equipment, net	29,321	29,527
Intangible Assets, net	153,519	166,710

Total Assets	$1,263,818	$1,464,044

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	40,015	66,252
Accounts Payable	79,238	71,873
Accrued Wages and Benefits	46,786	50,446
Accrued Professional Fees	—	20,000
Accrued Commissions	17,532	32,182
Accrued Expenses	36,479	32,979
Deferred Income	234,837	391,395

Total Current Liabilities	454,887	665,127

Commitments and Contingencies

Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 118,351 shares issued and outstanding at March 31, 2005 and December 31, 2004.	1,182	1,182
Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 46,975,365 shares issued and outstanding at March 31, 2005 and December 31, 2004.	469,754	469,754
Additional Paid-In Capital	46,428,866	46,428,866
Accumulated Deficit	(46,090,871)	(46,100,885)

Total Shareholders’ Equity	807,749	797,735

Total Liabilities and Equity	$1,263,818	$1,464,044

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	March 31,	March 31,
	2005	2004
Revenues:

Royalty Revenues	$331,950	$170,679

	331,950	170,679
Cost of Revenues	33,872	17,004

Gross Profit	298,078	153,675

Operating Expenses:
General and Administrative	151,201	166,630
Research and Development	99,290	95,482
Sales and Marketing	39,253	13,701

Total Operating Expenses	289,744	275,813

Operating Profit (Loss)	8,334	(122,138)

Interest and Other Income	2,920	941
Interest and Other Expense	(1,240)	(2,599)

	1,680	(1,658)

Income(Loss) Before Income Taxes	10,014	(123,796)

Income Taxes	—	—

Net Income(Loss)	10,014	(123,796)

Basic and Diluted Earnings(Loss) Per Share	$—	$—

Weighted Average Shares Outstanding	46,975,363	47,015,865

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$10,014	$(123,796)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	17,262	17,097
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	155,102	162,892
Prepaid Expenses and Deposits	34,476	27,586
Accounts Payable	7,365	18,780
Accrued Wages and Benefits	(3,660)	7,518
Accrued Professional Fees	(20,000)	(15,000)
Accrued Commissions	(14,650)	(16,043)
Accrued Expenses	3,500	1,000
Deferred Income	(156,558)	—

Net Cash Provided By (Used In) Operating Activities	32,851	80,034

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(3,865)	—
Increase in Capitalized Patent and Technology Costs	—	(9,708)

Net Cash Provided By (Used in) Investing Activities	(3,865)	(9,708)

Cash flows from Financing Activities:
Repayment of Notes Payable	(26,237)	(12,975)

Net Cash Provided by Financing Activities	(26,237)	(12,975)

Increase (Decrease) in Cash and Cash Equivalents	2,749	57,351

Cash and Cash Equivalents, Beginning of Period	871,155	589,797

Cash and Cash Equivalents, End of Period	$873,904	$647,148

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,240	$2,599
Income Taxes	—	—

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares				Total
	Number of		Additional	Accumulated	Shareholders’
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2004	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735
Net Income (Loss)	—	—	—	10,014	10,014

Balance, March 31, 2005	46,975,365	$469,754	$46,428,866	$(46,090,871)	$807,749

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

     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.

(2) Significant Accounting Policies

     Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, DPI. All significant intercompany balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.

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

     Deferred Revenue - The Company receives license fee advances from certain customers in accordance with contract terms. The Company does not require advances from all customers. Advances are negotiated on a per contract basis. Cash received in advance of revenue earned from a contract is recorded as deferred revenue until the related contract revenue is earned under the Company’s revenue recognition policy.

     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At March 31, 2005 substantially all cash and cash equivalents were on deposit at two financial institutions, with these institutions FDIC or SIPC insurance in excess of the amounts on deposit.

     At March 31, 2005, two major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Sharp, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One OEM accounted for 15% and one accounted for 12% of our total accounts receivable at March 31, 2005.

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

     Customers Outside of the U.S. — Sales to foreign customers were 100% and 100% of total sales in the year to date periods ended March 31, 2005 and 2004, respectively. Approximately 46% and 47% of sales were generated in Japan and Korea, respectively.

     Major Customers — During the quarter ended March 31, 2005, three customers, Samsung, Sharp and Matsushita, not presented in order of importance, accounted for 47%, 15% and 12% of the Company’s net sales in the quarter ended March 31, 2005.

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

     Intangible Assets — Intangible assets consist of patent costs and trademarks which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to twenty years. The weighted average useful life of patents was approximately 11 years.

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2005 and 2004 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2005	2004
Options	3,135,000	3,035,000
Warrants	0	0

	3,135,000	3,035,000

During the three months ended March 31, 2005, options to purchase 500,000 shares of the Company’s common stock were granted to Henry R. Mandell, at a price of $0.10 per share, as part of the extension of his employment agreement.

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

     Impairment of Long-Lived Assets and Assets to be Disposed of - The Company adopted the provisions of SFAS No. 1, Accounting for the Impairment of Long-Lived Assets, on January 1, 2002. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets.

     Segment Reporting - The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in December 1997. MDT has been considered a discontinued operation since September 1998. As of December 31, 2002, the Company has only one operating segment, DPI, the Company’s audio enhancement licensing business.

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

     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2004 and March 31, 2005 approximated fair value due to their short maturity or nature.

     The fair values of notes payable to a related party at December 31, 2004 and March 31, 2005 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.

(3) Property and Equipment

     Property and equipment, as of December 31, 2004 and March 31, 2005, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	March 31,	December 31,
	2005	2004
Office Computers, Software, Equipment and Furniture	$335,731	$331,867
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7,000	7,000
Total Property and Equipment	636,118	632,253
Less Accumulated Depreciation and Amortization	606,797	602,727

Property and Equipment, Net	$29,321	$29,527

(4) Intangible Assets

     Intangible assets, as of December 31, 2004 and March 31, 2005 consist of the following:

	March 31,	December 31,
	2005	2004
Capitalized Patent, Trademarks and Technology Costs	$522,068	$522,827
Less Accumulated Amortization	368,549	356,117

Intangible Assets, Net	$153,519	$166,710

     Estimated amortization is as follows:

2005	$25,733
2006	$16,702
2007	$16,702
2008	$16,702
Thereafter	$77,680

(5) Notes Payable

     The Company was indebted to the Desper Family Trust, in the amount of $40,015 at March 31, 2005. The Desper Family Trust’s principal beneficiary is the mother of a former member of the Board of Directors of the Company. This director’s term expired in June 2003 and as such, is not a related party. This note bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,191 that commenced on December 1, 2003 and continues for twenty-four months until the entire balance of principal and interest is paid in full. All remaining installments are due in no more than twelve months from March 31, 2005.

(6) Shareholders’ Equity

     During the quarter ended March 31, 2005, shares were issued, cancelled or converted as follows:

     There were 500,000 options granted to the CEO related to the extension of his employment agreement. These options vested half on issuance and half in November, 2005, if the executive is in the employ of the Company. These options may be exercised at a price of $0.10 per share through February, 2010. These options had no value at March 31, 2005.

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

Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series has a par value of $0.01 and a stated value of $10.00 per share and is designated as a liquidation preference. The stock will rank prior to the Company’s common stock. No dividends will be paid on the Series B-1 Preferred Stock. Conversion rights vested on January 1, 2003 to convert the Series B-1 Preferred Stock to common stock at a certain formula based on an average closing share price, subject to a floor of $0.56 and a ceiling of $1.12. At December 29, 2005 certain mandatory conversion requirements exist subject to the above formula. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading exist based on date sensitive events based on the Company’s Insider Trading Policy. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock. In 2004, the Company reflected the issuance of 15,384 shares of Class B-1 Convertible Preferred Stock that was originally recorded in Additional Paid in Capital. This resulted in a reclassification of $154 to Convertible Preferred Stock from APIC.

(7) Stock Options

     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,697,537 as of March 31, 2005. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable up to three years from the date of grant.

     At March 31, 2005, there were 1,562,537 additional shares available for grant under the Plan.

     There were 500,000 options granted in the quarter ended March 31, 2005 to the CEO related to the extension of his employment agreement. These options vested half on issuance and half in November, 2005, if the executive is in the employ of the Company. These options may be exercised at a price of $0.10 per share through February, 2010.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for the fair value of its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2005	2004
NET INCOME (LOSS):
As Reported	$10,014	$(124,000)
Pro Forma	$(5,266)	$(125,000)
BASIC AND DILUTED LOSS:
As Reported	$0.00	$(0.00)
Pro Forma	$(0.00)	$(0.00)

     At March 31, 2005, the number of options exercisable was 3,135,000 and the weighted-average exercise price of those options was $0.10.

     There were no warrants outstanding at December 31, 2004 and March 31, 2005.

(8) Commitments and Contingencies

     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.

Operating Lease Commitments

     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at March 31, 2005 for all operating leases were approximately $21,000 through December 2005. Rent expense amounted to approximately $8,000 and $5,400 for the quarters ended March 31, 2005 and 2004, respectively.

(9) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report.

Executive Overview

     Revenues increased to $332,000 for the quarter ended March 31, 2005 compared to $171,000 for the quarter ended March 31, 2004, an increase of 94%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms. A key issue discussed is our ability to obtain revenue traction when traditional revenue sources are eroding, while being replaced by new revenue sources.

     Net income was $10,000 for the quarter ended March 31, 2005; $0.00 basic and diluted per share, compared to net loss of $124,000, ($0.00) per share basic, for the quarter ended March 31, 2004. Net income for the current period is primarily the result of higher revenue, partially offset by higher overhead. A key issue discussed is management’s efforts to increase revenues while managing overhead and maintaining competitiveness during revenue source transition to new markets for the Company.

     Net cash provided by operating activities was $32,851 for the quarter ended March 31, 2005, as compared to net cash provided by operating activities of $80,000 in the quarter ended March 31, 2004. The decrease in cash flows from operations for the quarter ended March 31, 2005, against the comparable quarter last year was primarily a result of the decrease in deferred income, a decrease in accruals and note payable, partially offset by the net income. Deferred income decreased due to the licensing prepayment and accounts receivable decreased a portion of fourth quarter 2004 revenues being realized through the recognition of deferred income. A key issue is the Company’s ability to generate continued positive cash flow, or if needed, raise additional capital to fund its business.

     The business environment in which we operate is highly competitive and as result, we face substantial risk. These risks should be studied and understood, as outlined in Risk Factors later in this document.

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

Our Audit Committee and Compensation and Stock Committee charters are available in print to any stockholder upon request in writing to our corporate office at 2025 Gateway Place, Suite 365, San Jose, CA 95110.

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

     The Balance Sheet provides a snapshot view of our financial condition at the end of our fiscal year. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash compared to the comparable year and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The relationship between Current Assets and Current Liabilities Working capital (current assets less current liabilities) measures how much in liquid assets a company has available to build its business. The presence of Deferred Revenue indicates cash received on revenue to be earned over the next twelve months. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.

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

     The Consolidated Statement of Cash flows explains the actual sources and uses of cash. Some expenses of the Company, such as depreciation and amortization do not result in a cash outflow in the current period, since the underlying patent expenditure or asset purchase was made years earlier. New capital expenditures, on the other hand, resulted in a disbursement of cash, but will be expensed in the Statement of Operations over its useful life. Fluctuations in Receivables and payables also explain why the net change in cash is not equal to the loss reported on the Statement of Operations. Therefore, it is possible that the impact of a net loss on cash is less or more than the actual amount of the loss. This is discussed further in MD&A under Liquidity and Capital Resources.

          The Consolidated Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales or stock option exercise. This is discussed further in MD&A under Liquidity and Capital Resources

Results of Operations

     This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.

Revenues

     Revenues for the three months ended March 31, 2005 were $332,000, compared to revenues of $171,000 in the comparable period last year, an increase of 94%. Revenues in the three months ended March 31, 2005 were higher due to continued recognition of prepaid royalties (25% of prepayment) from a major customer, for which there was no such comparable customer last year. In addition a loss of a DVD OEM account which comprised 44% of first quarter 2004 revenues was replaced by revenue from another DVD OEM and two PC accounts for which there was no comparable revenue in the first quarter of 2004. As such, approximately 67% of the revenue in the quarter ended March 31, 2005 were derived from new licensing agreements with new customers entered into subsequent to March 31, 2004.

Gross Profit

     Gross profit for the three months ended March 31, 2005 was $298,000 (90% of revenue) compared to gross profit of $154,000 (90% of revenue) in the comparable period last year, an increase of 94%. Gross profit in the three month period increased due to the increase in revenue.

Operating Expenses

     Operating expenses in the three months ended March 31, 2005 were $290,000 (87% of revenue) compared to operating expenses of $276,000 (161% of revenue) in the comparable period last year, an increase of 5%. The increase in operating expenses for the three months ended March 31, 2005 resulted primarily from increased sales and marketing and slightly higher research and development expense, partially offset by lower corporate expenses.

General and Administrative

     General and administrative expenses in the three months ended March 31, 2005 were $151,000 (45% of revenue) compared to general and administrative expenses of $167,000 (50% of revenue) in the comparable period last year, a decrease of 10%. The decrease in general and administrative expense for the three month periods resulted primarily from the charging of sales related travel for the CEO to sales and marketing expense, as opposed to general and administrative expense. This was partially offset by slightly higher occupancy expense associated with the relocation of the corporate offices to slightly larger space.

Research and Development

     Research and Development expenses in the three months ended March 31, 2005 were $99,000 (30% of revenue) compared to research and development expenses of $95,000 (56% of revenue) in the comparable period last year, an increase of 4%. The increase in three month research and development expenses resulted from slightly more expensive Silicon Valley facilities, and greater use of off-shore applications engineering to expand our technology availability on various processors.

Sales and Marketing

     Sales and Marketing expenses in the three months ended March 31, 2005 were $39,000 (12% of revenue) compared to sales and marketing expenses of $14,000 (8% of revenue) in the comparable period last year, an increase of 179%. The increase in sales and marketing expense in the three and month period resulted primarily from the charging of CEO sales related travel to sales and marketing instead of general and administrative expense, as was the practice last year, increased travel and the addition of a part time marketing coordinator.

Net Income (Loss)

     Net income in the three months ended March 31, 2005 was 10,000, $0.00 basic and diluted per share, compared with net loss of ($124,000), ($0.00) basic per share in the comparable period last year. The net income resulted from increased revenues, partially offset by higher operating expenses.

Liquidity and Capital Resources

     At March 31, 2005, we had $874,000 in cash and cash equivalents as compared to $871,000 at December 31, 2004. The increase in cash and cash equivalents results from a decrease in accounts receivable and current liabilities, partially offset by a decrease in deferred revenue. We had working capital of $626,000 at March 31, 2005 as compared with working capital of $603,000 at December 31, 2004.

     In the fourth quarter of 2003, we negotiated and completed the conversion of a $112,500 related party 10% demand note to a three-year 10% term note. Principal and interest of $5,191 is paid monthly, which we pay on a current basis. Since the director who was an indirect beneficiary of the demand note completed his term as director and did not stand for re-election to the Board of Directors in June 2003, the demand note is classified as a note payable at March 31, 2005. There are no installments due in more than twelve months as of March 31, 2005.

     Future payments due under operating lease obligations as of March 31, 2005 are described below:

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

     The fluid, competitive and dynamic nature of the market continues to add a degree of uncertainty to our operations. The operations of our business, and those of our competitors, may also be impacted by the continued trend in the semiconductor industry to offer free, but minimal audio solutions to certain product classes to maintain and attract market share. This challenges our ability to convert business opportunities to licensing agreements in those segments that allow us to maintain or rapidly increase revenue. As a result, we must develop and license its products and software solutions in a market that treats some audio products, including those of our competitors, on a commodity basis in those cases where the OEM product is considered a commodity product. While our software applications deliver what we and most manufacturers who listen to it believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. We have responded by offering additional products targeted to each price/quality segment of the market and continue to aggressively pursue new opportunities in emerging product categories such as cellular phones and notebook computers that complements our existing core business. In addition, our products have been positioned as a means for manufacturers to save money while delivering an enhanced audio experience. Nevertheless, these market conditions and competitive forces make it more challenging for us, and our rational commercial competitors, to enhance their operating results.

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

Recently Issued Accounting Pronouncements

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

Factors That May Affect Future Results

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of our company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail

     We have experienced a loss from operations in three of the last four years. We experienced declining losses in the second and third quarters of 2004, and a profit in the fourth quarter of 2004 and first quarter of 2005. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues,, we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability, and we may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.

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

     Although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period, we anticipate being dependent upon a limited number of OEMs for a large port of our net sales. Our three largest customers as of March 31, 2005 accounted for 47%, 15% and 12% of our net sales.. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.

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

The Market For Our Stock May Be Not Remain Liquid And The Stock Price May Be Subject To Volatility

     Our stock is quoted on the OTC Bulletin Board, where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. This and the existing limited market and volume in the trading of our stock, may result in our shareholders having difficulty selling our common stock. The trading price of our Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, announcements of new products or technological innovations by the Company or our competitors, strategic alliances between us and third parties, general market fluctuations and other events and factors, some of which may be beyond our control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at March 31, 2005. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 4. Controls and Procedures

     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 2, 2005, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no unregistered sales of equity securities or repurchases during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

2.1*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999(Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement

10.4*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5*	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.6*	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.7*	Lease for Office and Research Center in San Jose, CA. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.8*	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed
**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary