Form 10-Q
period 2005-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2005-08-12
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: June 30, 2005
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
As of July 29, 2005, there were 46,975,365 shares of the Registrant’s Common Stock outstanding.

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2005	2004
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$729,336	$871,155
Accounts Receivable, net	180,385	325,712
Prepaid Expenses and Deposits	66,721	70,940

Total Current Assets	976,442	1,267,807

Property and Equipment, net	26,381	29,527
Intangible Assets, net	146,730	166,710

Total Assets	$1,149,553	$1,464,044

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	67,090	66,252
Accounts Payable	24,446	71,873
Accrued Wages and Benefits	39,927	50,446
Accrued Professional Fees	10,000	20,000
Accrued Commissions	29,335	32,182
Accrued Expenses	33,979	32,979
Deferred Revenue	78,279	391,395

Total Current Liabilities	283,056	665,127

Commitments and Contingencies

Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 118,351 shares issued and outstanding at June 30, 2005 and December 31, 2004	1,182	1,182
Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 46,975,365 shares issued and outstanding at June 30, 2005 and December 31, 2004.	469,754	469,754
Additional Paid-In Capital	46,428,866	46,428,866
Accumulated Deficit	(46,033,305)	(46,100,885)

Total Shareholders’ Equity	865,315	797,735

	$1,149,553	$1,464,044

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Revenues:
License Revenues	$—	$—	$—	$—
Royalty Revenues	428,912	234,860	760,863	405,539
Product Revenues	—	—	—	—

	428,912	234,860	760,863	405,539

Cost of Revenues	42,890	18,133	76,762	35,138

Gross Profit	386,022	216,727	684,101	370,401

Operating Expenses:
General and Administrative	189,723	206,284	340,924	372,913
Research and Development	83,358	106,223	182,649	201,788
Sales and Marketing	56,201	21,859	95,454	35,478

	329,282	334,366	619,027	610,179

Operating (Loss)	56,740	(117,639)	65,074	(239,778)
Interest and Other Income	3,696	948	6,616	1,889
Interest and Other Expense	(2,870)	(4,168)	(4,110)	(6,766)

	826	(3,220)	2,506	(4,877)

Income (Loss) Before Income Taxes	57,566	(120,859)	67,580	(244,655)

Income Taxes	—	(2,400)	—	(2,400)

Net Income (Loss)	$57,566	$(123,259)	$67,580	$(247,055)

Basic and Diluted Earnings Per Share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted Average Shares
Outstanding	46,975,365	46,975,365	46,975,365	46,975,365

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$67,580	$(247,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	28,603	34,669
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	145,327	63
Prepaid Expenses and Deposits	4,219	(20,089)
Accounts Payable	(47,427)	(10,275)
Accrued Wages and Benefits	(10,519)	22,406
Accrued Professional Fees	(10,000)	(10,000)
Accrued Commissions	(2,847)	679
Accrued Expenses	1,000	57,057
Deferred Revenue	(313,116)

Net Cash Provided By (Used In) Operating Activities	(137,180)	(172,545)

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(5,477)	—
Increase in Capitalized Patent and Technology Costs	—	(19,711)
Net Cash Provided By (Used in) Investing Activities	(5,477)	(19,711)

Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	838	(26,277)

Net Cash Provided by Financing Activities	838	(26,277)

Increase (Decrease) in Cash and Cash Equivalents	(141,819)	(218,533)

Cash and Cash Equivalents, Beginning of Period	871,155	589,797

Cash and Cash Equivalents, End of Period	$729,336	$371,264

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,766	$6,766
Income Taxes	—	2,400

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares				Total
	Number of		Additional	Accumulated	Shareholders'
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2005	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735

Net Income	—	—	—	10,014	10,014

Balance, March 31, 2005	46,975,365	$469,754	$46,428,866	$(46,090,871)	$807,749

Net Income				57,566	$57,566

Balance, June 30, 2005	46,975,365	469,754	46,428,866	(46,033,305)	865,315

See notes to consolidated financial statements

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
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.
(2) Significant Accounting Policies
     Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, DPI. All significant intercompany balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.
     Revenue Recognition — The Company recognizes royalty revenue upon reporting of such royalties by licensees. License revenues are recognized when earned, in accordance with the contractual provisions, typically upon our delivery of contracted services or delivery and contractual availability of licensed product. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries, as reported by quarterly royalty statements. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 101 and 104.
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

     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At June 30, 2005 substantially all cash and cash equivalents were on deposit at two financial institutions, with these institutions having FDIC or SIPC insurance in excess of the amounts on deposit.
     At June 30, 2005, three customers, not presented in the order of importance, Matsushita, Sharp and Intervideo, accounted for 48%, 18% and 11% respectively of our. accounts receivable. At June 30, 2004, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Toshiba and Sharp, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One OEM accounted for 63%, another accounted for 17% and one accounted for 10% of our total accounts receivable at June 30, 2004.
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
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 100% of total sales in the year to date periods ended June 30, 2005 and 2004, respectively. Approximately 63% and 37% of sales were generated in Japan and Korea, respectively.
     Major Customers — During the quarter ended June 30, 2005, two customers, Samsung, Matsushita, not presented in order of importance, accounted for 44% and 37% of the Company’s net sales in the quarter ended June 30, 2005.
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

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended June 30, 2005 and 2004 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2005	2004
Options	2,960,000	3,135,000
Warrants	0	0

	2,960,000	3,135,000
     Stock Option Plan — The Company determines the effect of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended which permits entities to recognize as expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied.
     Impairment of Long-Lived Assets and Assets to be Disposed of — The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, on January 1, 2002. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets.
     Segment Reporting — The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in December 1997. MDT has been considered a discontinued operation since September 1998. As of December 31, 2002, the Company has only one operating segment, DPI, the Company’s audio enhancement licensing business.
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
     Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until January 1, 2006. We expect to adopt SFAS No. 123R on January 1, 2006 as required.
     In May 2005 the FASB issued SFAS 154 “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2004 and June 30, 2005 approximated fair value due to their short maturity or nature.
     The fair values of notes payable to a related party at December 31, 2004 and June 30, 2005 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.
(3) Property and Equipment
     Property and equipment, as of December 31, 2004 and June 30, 2005, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 144:

	June 30,	December 31,
	2005	2004
Office Computers, Software, Equipment and Furniture	$337,144	$335,731
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7,000	7,000
Total Property and Equipment	637,531	636,118
Less Accumulated Depreciation and Amortization	611,150	606,797

Property and Equipment, Net	$26,381	$29,321

(4) Intangible Assets
     Intangible assets, as of December 31, 2004 and June 30, 2005 consist of the following:

	June 30,	December 31,
	2005	2004
Capitalized Patent, Trademarks and Technology Costs	$522,827	$522,068
Less Accumulated Amortization	376,097	368,549

Intangible Assets, Net	$146,730	$153,519

     Estimated amortization is as follows:

2005	$16,702
2006	$16,702
2007	$16,702
2008	$16,702
Thereafter	$79,922
(5) Notes Payable
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company, in the amount of $41,770 at June 30, 2005. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,221 that commenced on June 1, 2005 and continues for nine months until the entire balance of principal and interest is paid in full.
     The Company was indebted to the Desper Family Trust, in the amount of $25,320 at June 30, 2005. The Desper Family Trust’s principal beneficiary is the mother of a former director of the Company. This director’s term expired in June 2003 and as such, is not a related party. This note bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,191 that commenced on December 1, 2003 and continues for twenty-four months until the entire balance of principal and interest is paid in full. All remaining installments are due in no more than twelve months from June 30, 2005.
(6) Shareholders’ Equity
     During the quarter ended June 30, 2005, shares were issued, cancelled or converted as follows:
Options to purchase 75,000 and 100,000 shares of common stock previously granted to an employee, at exercise prices of $0.27 and $0.05, respectively, were cancelled upon his resignation from the Company.
     During the quarter ended March 31, 2005, shares were issued, cancelled or converted as follows:
     Options to purchase a total of 500,000 shares of common stock were granted to the CEO related to the extension of his employment agreement. These options vested half on issuance and half in November, 2005, if the executive is in the employ of the Company. These options may be exercised at a price of $0.10 per share through February, 2010. These options had no value at June 30, 2005.
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
(7) Stock Options
     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,697,537 as of June 30, 2005. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.
     There were 500,000 options granted in the quarter ended March 31, 2005 to the CEO related to the extension of his employment agreement. These options vested half on issuance and half in November, 2005, if the executive is in the employ of the Company. These options may be exercised at a price of $0.10 per share through February, 2010. The Company cancelled 175,000 options previously granted to an employee, upon his resignation.
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

	2005	2004
NET INCOME (LOSS):
As Reported	$57,566	$(123,000)
Pro Forma	$56,566	$(124,000)
BASIC AND DILUTED LOSS:
As Reported	$0.00	$(0.00)
Pro Forma	$0.00	$(0.00)
     At June 30, 2005, the number of options exercisable was 2,960,000 and the weighted-average exercise price of those options was $0.10.
     There were no warrants outstanding at December 31, 2004 and June 30, 2005.
(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at June 30, 2005 for all operating leases were approximately $21,000 through December 2005. Rent expense amounted to approximately $8,000 and $5,400 for the quarters ended June 30, 2005 and 2004, respectively .
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
Executive Overview
     Revenues increased to $429,000 for the quarter ended June 30, 2005 compared to $235,000 for the quarter ended June 30, 2004, an increase of 83%. Revenues comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms. A key issue discussed is our ability to obtain and maintain revenue traction when traditional revenue sources are eroding, while being replaced by new revenue sources.
     Net income was $58,000 for the quarter ended June 30, 2005; $0.00 basic and diluted per share, compared to net loss of $123,000, ($0.00) per share basic, for the quarter ended June 30, 2004. Net income for the current period is primarily the result of higher revenue, partially offset by slightly higher overhead and commission expenses. A key issue discussed is management’s efforts to increase revenues while managing overhead and maintaining competitiveness during revenue source transition to new markets for the Company.
     Net cash used in operating activities was $170,000 for the quarter ended June 30, 2005, as compared to net cash used in operating activities of $253,000 in the quarter ended June 30, 2004. The decrease in cash flows from operations for the quarter ended June 30, 2005, against the comparable quarter last year was primarily a result of the decrease in net loss, partially offset by a decrease in deferred revenue. Deferred income decreased due to the licensing prepayment and accounts receivable decreased a portion of fourth quarter 2004 revenues being realized through the recognition of deferred income. In the current quarter, approximately $158,000 of revenue was a “non-cash” item, resulting from the recognition of such deferred revenue. A key issue is the Company’s ability to generate positive cash flow, or if needed, raise additional capital to fund its business.
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
Operating Environment
     We operate in a very competitive business environment. This environment impacts us in the following ways, further discussed in greater detail under Risk Factors:
•	Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.
•	We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third parties Have Their Own Priorities and Alliances that May Delay or Thwart our Sales Efforts to Potential Customers
•	If New Product Development Is Delayed, We Will Experience Delays In Revenues and Competitive Products May Reach The Market Before Our Products.
The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. The cellular phone market is affected by similar pressure from cellular system operators to provide low-cost handsets. In addition, pricing action by our competitors may be very aggressive. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. When this occurs, we receive very short notice and revenues from such an account will typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. This also results limited visibility with regard to future revenues and their impact on our operating results. Our response has been to strengthen our value proposition, more aggressively price and include additional features in our products. We have also entered new segments, such as cell phones, with different competitive pressure, but where we believe the demand for our technology will be more compelling.. We also emphasize to our overseas sales representatives the need for close customer support, with the objective that both new opportunities and possible difficulties are brought to light as soon as possible.
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
     The first critical accounting policy relates to revenue recognition. We recognize royalty revenue upon receipt of a quarterly royalty report from our licensees. These royalty reports reflect royalty on units of product containing our technology that were shipped by the licensee in the quarter. License revenues are recognized when earned, in accordance with the contractual provisions, typically on delivery of services or availability and delivery of licensed technology. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. These revenues are reported to us by our Licensees in formal, written royalty reports, which serve as the basis for our quarterly revenue accruals. Infrequently, certain written reports are received after our required reporting deadlines, sometimes due to contractual requirements. In such cases, management tries to obtain verbal reports or informal reports from the Licensee. In the absence of such information, management may utilize conservative estimates based on information received or historical trends. In such isolated cases, management strives to under-estimate such revenues to err on the side of caution. In the event such estimates are used, the revenue for the following quarter is adjusted based on receipt of the written report. In addition, any error in Licensee reporting, which is very infrequent, is adjusted in the subsequent quarter when agreed by both parties as correct.
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
     The third critical accounting policy relates to intangible assets. Our intangible assets consist primarily of patents. We capitalize all costs directly attributable to patents and trademarks, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the asset (which range from 3 to 20 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with finite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing.
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
Revenues
     Revenues increased to $429,000 for the quarter ended June 30, 2005 compared to $235,000 for the quarter ended June 30, 2004, an increase of 83%. Revenues in the three months ended June 30, 2005 increased due to greater usage of our technology in mobile telephones and the continued recognition of deferred revenue on a royalty prepayment received in the third quarter of 2004. Revenues in the six months ended June 30, 2005 were $761,000, compared to revenues of $406,000 in the comparable period last year, an increase of 87%.The increase in revenue resulted from the expanded use of our technology in mobile phones and the recognition of deferred revenue as previously discussed.
Gross Profit
     Gross profit for the three months ended June 30, 2005 was $386,000 (90% of revenue) compared to gross profit of $217,000 (92% of revenue) in the comparable period last year, an increase of 78%. Gross profit for the six months ended June 30, 2005 were $684,000 (90% of revenue) compared to $370,000 (91% of revenue) in the comparable period last year. Gross profit in the three and six-month periods increased due to increased revenue. Gross margins declined slightly due to all revenue being commissionable, as opposed to some non-commissionable in the prior period.
Operating Expenses
     Operating expenses in the three months ended June 30, 2005 were $329,000 (77% of revenue) compared to operating expenses of $334,000 (175% of revenue) in the comparable period last year, a decrease of 1%. Operating expenses in the six months ended June 30, 2005 were $619,000 (81% of revenue) compared to $610,000 (150% of revenue) in the comparable six-month period last year. The nominal increase in operating expenses for the three and six months ended June 30, 2005 resulted primarily from higher legal and accounting expenses related to Sarbanes-Oxley compliance and higher international travel expense.
General and Administrative
     General and administrative expenses in the three months ended June 30, 2005 were $190,000 (44% of revenue) compared to general and administrative expenses of $206,000 (88% of revenue) in the comparable period last year, a decrease of 8%. General and administrative expenses in the six months ended June 30, 2005 were $341,000 (45% of revenue) compared to $373,000 (92% of revenue) in the comparable six month period last year. The decrease in general and administrative expense for the three and six month periods resulted primarily from the charging of sales related travel for the CEO to sales and marketing expense, as opposed to general and administrative expense. This was partially offset by higher Sarbanes-Oxley compliance expense and slightly higher occupancy expense associated with the relocation of the corporate offices to slightly larger space.
Research and Development
     Research and Development expenses in the three months ended June 30, 2005 were $83,000 (19% of revenue) compared to research and development expenses of $106,000 (45% of revenue) in the comparable period last year, a decrease of 22%. Research and Development expenses for the six months ended June 30, 2005 were $183,000 (24% of revenue) compared to $202,000 (50% of revenue) in the comparable six month period last year. The decrease in three and six month research and development expenses resulted from the elimination of an in-house applications engineering position and greater use of lower cost off-shore applications engineering to expand our technology availability on various processors.
Sales and Marketing
     Sales and Marketing expenses in the three months ended June 30, 2005 were $56,000 (13% of revenue) compared to sales and marketing expenses of $22,000 (9% of revenue) in the comparable period last year, an increase of 154%. Sales and Marketing expenses for the six months ended June 30, 2005 were $95,000 (12% of revenue) compared to $35,000 (8% of revenue) in the comparable six month period last year. The increase in sales and marketing expense in the three and six month periods resulted primarily from the charging of CEO sales related travel to sales and marketing instead of general and administrative expense, as was the practice last year, increased travel and the addition of a part time marketing coordinator.
Net Income (Loss)
     Net income in the three months ended June 30, 2005 was $58,000, $0.00 basic per share, compared with net loss of $123,000 ($0.00) basic per share in the comparable period last year. Net income in the six months ended June 30, 2005 was $68,000, $0.00 basic per share, compared with net loss of $247,000 ($0.01) basic per share in the comparable period last year. Net Income resulted from increased revenues.

     At June 30, 2005, we had $729,000 in cash and cash equivalents as compared to $871,000 at December 31, 2004. The decrease in cash and cash equivalents results from a decrease in deferred revenue, partially offset by a decrease in accounts receivable. While we were profitable in the second quarter, approximately $140,000 of gross profit was a “non-cash” item since the cash giving rise to the deferred revenue had been received in the prior year. We had working capital of $693,000 at June 30, 2005 as compared with working capital of $603,000 at December 31, 2004. Working capital increased slightly due to reductions in deferred revenue on recognition of such revenue, partially offset by decreases in accounts receivable during the interim six month period.
     In the fourth quarter of 2003, we negotiated and completed the conversion of a $112,500 related party 10% demand note to a three-year 10% term note. Principal and interest of $5,191 is paid monthly, which we pay on a current basis. Since the director who was an indirect beneficiary of the demand note completed his term as director and did not stand for re-election to the Board of Directors in June 2003, the demand note is classified as a note payable at June 30, 2005. There are no installments due in more than twelve months as of June 30, 2005.
     Future payments due under operating lease obligations as of June 30, 2005 are described below:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years

Operating Lease Obligations	$54,955	$28,680	$26,275

Total	$54,955	$28,680	$26,275
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
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until January 1, 2006. We expect to adopt SFAS No. 123R on January 1, 2006 as required.
In May 2005 the FASB issued SFAS 154 “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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

Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail
     We have experienced a loss from operations in three of the last four years. We experienced declining losses in the second and third quarters of 2004, and a profit in the last three quarters. However, cash flow has been negative in the first six months of 2005. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues,, we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability, and we may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.
Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.
     The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. The cellular phone market is affected by similar pressure from cellular system operators to provide low-cost handsets. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. Therefore, we are seeking commercial acceptance of our products in highly competitive markets. We have responded by offering additional products targeted to each price and quality segment of the market, more aggressively price and feature enrich our products and enter new segments, such as cell phones, with different competitive pressure. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. There is no assurance that our present or contemplated future products will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors who had access to significantly greater resources or which are willing to “give away” their products.
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
     We Expect That We Will Continue to be Dependent upon a Limited Number of OEMs for a Significant Portion of Our Net Sales in Future Periods
     Although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period, we anticipate being dependent upon a limited number of OEMs for a large portion of our net sales. Our two largest customers as of June 30, 2005 accounted for 44%, and 37% of our net sales.. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at June 30, 2005. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4. Controls and Procedures
     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Audit Committee, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of July 29, 2005, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities or repurchases during the period covered by this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 17, 2005 we held our Annual Meeting of Shareholders. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management’s nominees as listed in the Proxy Statement and all of such nominees were elected.
     At the Annual Meeting, the following person was elected by the vote indicated as director to serve until the Annual Meeting of Stockholders to be held in 2006:

	Votes For	Against	Withheld

Carlo Civelli	25,498,057	0	319,593
The three directors whose terms of office continued after the Annual Meeting were Henry R. Mandell, Gilbert N. Segel and James G. Pace and whose terms expire in 2006, 2006 and 2007, respectively.
At the Annual Meeting, Farber & Hass LLP were ratified by the Stockholders by the vote indicated to serve as auditors for our fiscal year ending December 31, 2005.

Votes For	Against	Withheld

25,556,147	251,193	10,310

ITEM 6. EXHIBITS

2.1*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999 (Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement

10.4*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5*	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.6*	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.7*	Lease for Office and Research Center in San Jose, CA. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.8*	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 12, 2005

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board, Chief Executive Officer Chief Financial Officer and Secretary