Form 10-Q
period 2005-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2005-11-07
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended: September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☑
As of October 25, 2005, there were 46,975,365 shares of the Registrant’s Common Stock outstanding.

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$674,427	$871,155
Accounts Receivable, net	187,353	325,712
Prepaid Expenses and Deposits	42,280	70,940

Total Current Assets	904,060	1,267,807

Property and Equipment, net	22,469	29,527
Intangible Assets, net	141,256	166,710

Total Assets	$1,067,785	$1,464,044

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	36,361	66,252
Accounts Payable	25,703	71,873
Accrued Wages and Benefits	44,940	50,446
Accrued Professional Fees	22,500	20,000
Accrued Commissions	34,255	32,182
Accrued Expenses	984	32,979
Deferred Revenue		391,395

Total Current Liabilities	164,743	665,127

Commitments and Contingencies

Series B-1, Redeemable Convertible Preferred shares, $.01 par value, 1,000,000 shares authorized, 118,351 shares issued and outstanding at September 30, 2005 and December 31, 2004	1,182	1,182
Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 46,975,365 shares issued and outstanding at September 30, 2005 and December 31, 2004	469,754	469,754
Additional Paid-In Capital	46,428,866	46,428,866
Accumulated Deficit	(45,996,760)	(46,100,885)

Total Shareholders’ Equity	901,860	797,735

	$1,067,785	$1,464,044

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues:
Royalty Revenues	270,914	205,324	1,031,777	610,863

	270,914	205,324	1,031,777	610,863
Cost of Revenues	12,752	26,114	89,514	61,252

Gross Profit	258,162	179,210	942,263	549,611
Operating Expenses:
General and Administrative	116,539	155,268	457,463	528,181
Research and Development	62,068	93,842	244,717	295,630
Sales and Marketing	45,356	11,484	140,810	46,962

	223,963	260,594	842,990	870,773

Operating (Loss)	34,199	(81,384)	99,273	(321,162)
Interest and Other Income	3,376	744	9,992	2,633
Interest and Other Expense	(1,030)	(1,936)	(5,140)	(8,702)

	2,346	(1,192)	4,852	(6,069)

Income (Loss) Before Income Taxes	36,545	(82,576)	104,125	(327,231)
Income Taxes	—	2,000	—	(400)

Net Income (Loss)	$36,545	$(80,576)	$104,125	$(327,631)

Basic and Diluted Earnings Per Share	$0.00	$(0.00)	$0.00	$(0.01)

Weighted Average Shares Outstanding	46,975,365	46,975,365	46,975,365	46,975,365

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$104,125	$(327,631)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	37,789	52,816
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	138,359	137,382
Prepaid Expenses and Deposits	28,660	(59,644)
Accounts Payable	(46,170)	(4,245)
Accrued Wages and Benefits	(5,506)	2,925
Accrued Professional Fees	2,500	(5,000)
Accrued Commissions	2,073	4,692
Accrued Expenses	(31,995)	3,999
Deferred Revenue	(391,395)	547,953

Net Cash Provided By (Used In) Operating Activities	(161,560)	353,247

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	(5,277)	(3,247)
Increase in Capitalized Patent and Technology Costs	—	(16,580)

Net Cash Provided By (Used in) Investing Activities	(5,277)	(19,827)
Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	(29,891)	(3,170)

Net Cash Provided by Financing Activities	(29,891)	(3,170)

Increase (Decrease) in Cash and Cash Equivalents	(196,728)	330,250

Cash and Cash Equivalents, Beginning of Period	871,155	589,797

Cash and Cash Equivalents, End of Period	$674,427	$920,047

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,140	$6,766
Income Taxes		2,400

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares				Total
	Number of		Additional	Accumulated	Shareholders’
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2004	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735

Net Income	—	—	—	10,014	10,014

Balance, March 31, 2005	46,975,365	$469,754	$46,428,866	$(46,090,871)	$807,749

Net Income				57,566	$57,566

Balance, June 30, 2005	46,975,365	469,754	46,428,866	(46,033,305)	865,315

Net Income				36,545	$36,545

Balance, September 30, 2005	46,975,365	469,754	46,428,866	(45,996,760)	901,860

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1) Nature of Business
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
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2004 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.
(2) Significant Accounting Policies
     Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, DPI. All significant intercompany balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.
     Revenue Recognition — The Company recognizes royalty revenue upon reporting of such royalties by licensees. License revenues are recognized when earned, in accordance with the contractual provisions, typically upon our delivery of contracted services or delivery and contractual availability of licensed product. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries, as reported by quarterly royalty statements. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) 104.
     Deferred Revenue — The Company receives royalty fee advances from certain customers in accordance with contract terms. The Company does not require advances from all customers. Advances are negotiated on a per contract basis. Cash received in advance of revenue earned from a contract is recorded as deferred revenue until the related contract revenue is earned under the Company’s revenue recognition policy.

     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At September 30, 2005 substantially all cash and cash equivalents were on deposit at two financial institutions.
     At September 30, 2005, three customers, not presented in the order of importance, Matsushita, Sharp and Funai, accounted for 42%, 21% and 20% respectively of our. accounts receivable. At September 30, 2004, four major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Toshiba, InterVideo and Sharp, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One OEM accounted for 38%, another accounted for 17%, another accounted for 16% and one accounted for 15% of our total accounts receivable at September 30, 2004.
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
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 88% of total sales in the year to date periods ended September 30, 2005 and 2004, respectively. Approximately 62% and 38% of sales were generated in Japan and Korea, respectively, in the nine months ended September 30, 2005.
     Major Customers — During the quarter ended September 30, 2005, four customers, Sharp, Samsung, Funai and Matsushita, not presented in order of importance, accounted for 29%, 29%, 14% and 14% of the Company’s revenue in the quarter ended September 30, 2005. In the nine months ended September 30, 2005, two customers, Samsung and Matsushita, not presented in order of importance, accounted for 38% and 31% of the Company’s revenue.
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
     Intangible Assets — Intangible assets consist of patent costs and trademarks which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to twenty years. The weighted average useful life of patents was approximately 11 years. All of our Intangible Assets have finite lives as defined by Statement of Financial Accounting Standard (SFAS) 142.
     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month and nine month periods ended September 30, 2005 and 2004 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

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
     Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until the first annual period beginning after December 15, 2005. We expect to adopt SFAS No. 123R on January 1, 2006 as required.
     In May 2005 the FASB issued SFAS 154 “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

     The Company believes that the adoption of these pronouncements may not have a material effect on the Company’s financial position, results from operations or cash flows. This impact cannot be determined at this time, as future option grants are indeterminable.
     Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
     Fair Value of Financial Instruments — The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2004 and September 30, 2005 approximated fair value due to their short maturity or nature.
     The fair values of notes payable to a related party at December 31, 2004 and September 30, 2005 are materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.
(3) Property and Equipment
     Property and equipment, as of December 31, 2004 and September 30, 2005, consists of the following in accordance with application of SFAS 144:

	September	December 31,
	30, 2005	2004
Office Computers, Software, Equipment and Furniture	$337,144	$331,867
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7,000	7,000
Total Property and Equipment	637,531	632,253
Less Accumulated Depreciation and Amortization	615,062	602,727

Property and Equipment, Net	$22,469	$29,527

(4) Intangible Assets
     Intangible assets, as of December 31, 2004 and September 30, 2005 consist of the following:

	September 30,	December 31,
	2005	2004
Capitalized Patent, Trademarks and Technology Costs	$522,827	$522,827
Less Accumulated Amortization	381,571	356,117

Intangible Assets, Net	$141,256	$166,710

     Estimated amortization is as follows:

2005	$16,702
2006	$16,702
2007	$16,702
2008	$16,702
Thereafter	$74,448
(5) Notes Payable
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company, in the amount of $26,106 at September 30, 2005. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,221 that commenced on June 1, 2005 and continues for nine months until the entire balance of principal and interest is paid in full.
     The Company was indebted to the Desper Family Trust, in the amount of $10,254 at September 30, 2005. The Desper Family Trust’s principal beneficiary is the mother of a former director of the Company. This director’s term expired in June 2003 and as such, is not a related party. This note bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,191 that commenced on December 1, 2003 and continues for twenty-four months until the entire balance of principal and interest is paid in full. All remaining installments are due in no more than twelve months from September 30, 2005.
(6) Shareholders’ Equity
     During the quarter ended September 30, 2005, no shares were issued, cancelled or converted.
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
     During the quarter ended March 31, 2005, shares were issued, cancelled or converted as follows:
     Options to purchase a total of 500,000 shares of common stock were granted to the CEO related to the extension of his employment agreement. These options vested half on issuance and half in November, 2005, if the executive is in the employ of the Company. These options may be exercised at a price of $0.10 per share through February, 2010. These options had no value at September 30, 2005.
     During the year ended December 31, 2004, shares were issued or converted as follows:
Unissued Performance Shares held in escrow were cancelled.
Options to purchase 200,000 common shares in exchange for services were issued with a value of $1,000.
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
        .
(7) Stock Options
     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,697,537 as of September 30, 2005. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.
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

	2005	2004
NET INCOME (LOSS):
As Reported	$104,125	$(327,631)
Pro Forma	$93,625	$(328,631)
BASIC AND DILUTED LOSS:
As Reported	$0.00	$(0.01)
Pro Forma	$0.00	$(0.01)
          The per share weighted-average fair value of stock options granted during 2005 was $0.04, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 5 years.
     At September 30, 2005, the number of options exercisable was 2,960,000 and the weighted-average exercise price of those options was $0.10.
     There were no warrants outstanding at December 31, 2004 and September 30, 2005.
(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at September 30, 2005 for all operating leases were approximately $8,000 through December 2005. Rent expense amounted to approximately $8,000 and $5,400 for the quarters ended September 30, 2005 and 2004, respectively .
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
Executive Overview
     Revenues increased to $271,000 for the quarter ended September 30, 2005 compared to $205,000 for the quarter ended September 30, 2004, an increase of 32%. Revenues were comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms and circuit designs. A key issue discussed is our ability to obtain and maintain revenue traction when traditional revenue sources are eroding, while being replaced by new revenue sources.
     Net Income was $37,000 for the quarter ended September 30, 2005; $0.00 basic and diluted per share, compared to net loss of $81,000, ($0.00) per share basic, for the quarter ended September 30, 2004. The increased net income for the current period is primarily the result of higher revenue, lower commission expense and lower overhead. A key issue discussed is management’s efforts to increase revenues while managing overhead and maintaining competitiveness during revenue source transition to new markets for the Company.
     Net cash used in operating activities was $24,000 for the quarter ended September 30, 2005, as compared to net cash provided by operating activities of $526,000 in the quarter ended September 30, 2004. The decrease in cash flows from operations for the quarter ended September 30, 2005, against the comparable quarter last year was primarily a result of the receipt in the prior year quarter of prepaid royalties, which gave rise to deferred revenue, partially offset by a larger net loss. In the current quarter, approximately $79,000 of revenue was a “non-cash” item, resulting from the final recognition of such deferred revenue. A key issue is the Company’s ability to generate positive cash flow, or if needed, raise additional capital to fund its business.
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
The personal computer (PC) and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. The cellular phone market is affected by similar pressure from cellular system operators to provide low-cost handsets. In addition, pricing action by our competitors may be very aggressive. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. While we present a value proposition that stresses the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that

Spatializer technology can deliver, all such features are closely scrutinized by potential customers’ product marketing and engineering departments. This makes it more challenging to secure new design wins, particularly in product categories that have become commoditized, such as the case with DVD players. It also may result in the elimination of features, including ours, if cost is of paramount importance. When this occurs, we receive very short notice and revenues from such an account will typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. This also results limited visibility with regard to future revenues and their impact on our operating results. Our response has been to strengthen our value proposition, more aggressively price and include additional features in our products. We have also entered new product categories, such as cellular phones, with different competitive pressure, but where we believe the demand for our technology will be more compelling than the consumer electronics market. We also emphasize to our overseas sales representatives the need for close customer support, with the objective that both new opportunities and possible difficulties are brought to light as soon as possible.
Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to actual cash flow. Many of our customers operate under very fluid development schedules. These schedules are prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled or marketing plans modified due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced. Even then, we have no control over whether the announced marketing plans will not be modified which might negatively impact our financial performance.
Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. Whether such processors become an industry standard, or gain wide acceptance in the market, is speculative. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers must request that our algorithm be implemented. While these requests may be honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Some chip makers, particularly in the cellular phone market, have already incorporated solutions from our competitors as a component of the chip itself, making it costly and time consuming to implement alternate solutions like ours. In addition, standards may be adopted by cellular phone system operators or manufacturers that may impede or prevent the penetration of non-standard technology onto their platforms. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company.
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
     The first critical accounting policy relates to revenue recognition. We recognize royalty revenue upon receipt of a quarterly royalty report from our licensees. These royalty reports reflect royalty on units of product containing our technology that were shipped by the licensee in the quarter. License revenues are recognized when earned, in accordance with the contractual provisions, typically on delivery of services or availability and delivery of licensed technology. Royalty revenues are recognized upon shipment of products incorporating the related technology by the foundries. These revenues are reported to us by our licensees in formal, written royalty reports, which serve as the basis for our quarterly revenue accruals. Infrequently, certain written reports are received after our required reporting deadlines, sometimes due to contractual requirements. In such cases, management tries to obtain verbal reports or informal reports from the licensee. In the absence of such information, management may utilize conservative estimates based on information received or historical trends. In such isolated cases, management strives to under-estimate such revenues to err on the side of caution. In the event such estimates are used, the revenue for the following quarter is adjusted based on receipt of the written report. In addition, any error in licensee reporting, which is very infrequent, is adjusted in the subsequent quarter when agreed by both parties as correct.
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
Special Committee
In November of 2005, the Board of Directors created a Special Committee to review certain strategic opportunities as they arise and to obtain additional information regarding such opportunities for consideration and evaluation by the Board of Directors. The Special Committee consists of Messrs. Mandell, Pace and Segel.
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
     The Balance Sheet provides a snapshot view of our financial condition at the end of our fiscal year. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash compared to the comparable year and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The relationship between Current Assets and Current Liabilities i.e. working capital (current assets less current liabilities) measures how much in liquid assets a company has available to build its business. The presence of Deferred Revenue indicates cash received on revenue to be earned over the next twelve months. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.
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
     The Consolidated Statement of Cash flows explains the actual sources and uses of cash. Some expenses of the Company, such as depreciation and amortization do not result in a cash outflow in the current period, since for example, the underlying patent expenditure or asset purchase was made years earlier. New capital expenditures, on the other hand, resulted in a disbursement of cash, but will be expensed in the Statement of Operations over its useful life. Fluctuations in Receivables and payables also explain why the net change in cash is not equal to the loss reported on the Statement of Operations. Therefore, it is possible that the impact of a net loss on cash is less or more than the actual amount of the loss. This is discussed further in MD&A under Liquidity and Capital Resources.
     The Consolidated Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales or stock option exercise. This is discussed further in MD&A under Liquidity and Capital Resources
Results of Operations
Revenues
     Revenues increased to $271,000 for the quarter ended September 30, 2005 compared to $205,000 for the quarter ended September 30, 2004, an increase of 32%. Revenues were comprised of royalties pertaining to the licensing of Spatializer audio signal processing algorithms and circuit designs. Revenues in the nine months ended September 30, 2005 were $1,032,000, compared to revenues of $611,000 in the comparable period last year, an increase of 69%.The increase in revenue for the three and nine month periods resulted from the greater usage of our technology in cellular phones and expansion of revenue from a key consumer electronics manufacturer. Current operating results are not indicative of future performance.
Gross Profit
     Gross profit for the three months ended September 30, 2005 was $258,000 (95% of revenue) compared to gross profit of $179,000 (87% of revenue) in the comparable period last year, an increase of 44%. Gross profit for the nine months ended September 30, 2005 were $942,000 (91% of revenue) compared to $550,000 (90% of revenue) in the comparable period last year. Gross profit in the three and nine-month periods increased due to increased revenue. Gross margins increased primarily due to commission adjustments in the third quarter based on actual commission payments in Q3 as compared to accruals in the prior quarter.
Operating Expenses
     Operating expenses in the three months ended September 30, 2005 were $224,000 (83% of revenue) compared to operating expenses of $261,000 (127% of revenue) in the comparable period last year, a decrease of 14%. Operating expenses in the nine months ended September 30, 2005 were $843,000 (82% of revenue) compared to $871,000 (143% of revenue) in the comparable nine-month period last year. The decrease in operating expenses for the three months and equivalent expenses in the nine-month period ended September 30, 2005 resulted primarily from lower off-shore based engineering expenses, lower general and administrative expenses due to completion of legal expense review, offset by higher accounting expenses related to Sarbanes-Oxley compliance and higher international sales travel expense.
General and Administrative
     General and administrative expenses in the three months ended September 30, 2005 were $117,000 (43% of revenue) compared to general and administrative expenses of $155,000 (76% of revenue) in the comparable period last year, a decrease of 25%. General and administrative expenses in the nine months ended September 30, 2005 were $457,000 (44% of revenue) compared to $528,000 (86% of revenue) in the comparable nine month period last year. The decrease in general and administrative expense for the three and nine month periods resulted primarily from the charging of sales related travel for the CEO to sales and marketing expense, as opposed to general and administrative expense and reduction in legal expense due to the completion of our legal expense review. This was partially offset by higher Sarbanes-Oxley compliance expense and slightly higher occupancy expense associated with the relocation of the corporate offices to slightly larger space.
Research and Development
     Research and Development expenses in the three months ended September 30, 2005 were $62,000 (26% of revenue) compared to research and development expenses of $94,000 (46% of revenue) in the comparable period last year, a decrease of 34%. Research and Development expenses for the nine months ended September 30, 2005 were $245,000 (25% of revenue) compared to $296,000 (48% of revenue) in the comparable nine month period last year. The decrease in three and nine month research and development expenses resulted from the elimination of an in-house applications engineering position and the offsetting use of lower cost off-shore applications engineering to expand our technology availability on various processors.
Sales and Marketing
     Sales and Marketing expenses in the three months ended September 30, 2005 were $45,000 (17% of revenue) compared to sales and marketing expenses of $11,000 (5% of revenue) in the comparable period last year, an increase of 309%. Sales and Marketing expenses for the nine months ended September 30, 2005 were $141,000 (14% of revenue)

compared to $47,000 (8% of revenue) in the comparable nine month period last year. The increase in sales and marketing expense in the three and nine month periods resulted primarily from the charging of CEO sales related travel to sales and marketing instead of general and administrative expense, as was the practice in the previous year, increased sales and marketing travel and the addition of a part time marketing coordinator.
Net Income (Loss)
     Net Income was $37,000 for the quarter ended September 30, 2005; $0.00 basic and diluted per share, compared to net loss of $81,000, ($0.00) per share basic, for the quarter ended September 30, 2004. Net income in the nine months ended September 30, 2005 was $104,000, $0.00 basic and diluted per share, compared with net loss of ($328,000) ($0.01) basic per share in the comparable period last year. The reduced net loss in the three month period resulted from increased revenues, lower overhead and lower commissions. Net income in the nine month period as compared to the net loss in the comparable nine-month period resulted primarily from increased royalty revenue.
     At September 30, 2005, we had $674,000 in cash and cash equivalents as compared to $871,000 at December 31, 2004. The decrease in cash and cash equivalents results from a decrease in deferred revenue, partially offset by a decrease in accounts receivable. While we were at approximately a break-even in the third quarter, approximately $78,000 of gross profit was a “non-cash” item since the cash giving rise to the deferred revenue had been received in the prior year. We had working capital of $739,000 at September 30, 2005 as compared with working capital of $603,000 at December 31, 2004. Working capital increased slightly due to reductions in deferred revenue on recognition of such revenue, partially offset by decreases in accounts receivable during the interim nine month period.
     In the fourth quarter of 2003, we negotiated and completed the conversion of a $112,500 related party 10% demand note to a three-year 10% term note. Principal and interest of $5,191 is paid monthly, which we pay on a current basis. Since the director who was an indirect beneficiary of the demand note completed his term as director and did not stand for re-election to the Board of Directors in September 2003, the demand note is classified as a note payable at September 30, 2005. There are no installments due in more than twelve months as of September 30, 2005.
     Future payments due under operating lease obligations as of September 30, 2005 are described below:

	Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$32,844	$6,569	$26,275

Total	$32,844	$6,569	$26,275
     Our future cash flow will come primarily from the audio signal processing licensing,

OEM royalties and from possible share issuances including warrants and options. We are actively engaged in negotiations for additional audio signal processing licensing arrangements which we believe should generate additional cash flow without imposing any substantial costs on us. We anticipate that there may continue to be dislocations of individual licensing programs due to continuing pressure to reduce costs, particularly in the DVD player segment. We currently believe that growth from other licensing arrangements, which include new markets such as cellular phones, and other arrangements that are pending but not announced or in negotiation, will substantially offset any revenue shortfalls from market dynamics or transitioning platforms. The four new or expanded licensing deals from such sources that generated approximately 60% of fiscal 2004 revenue support this belief. Further, our cost reduction initiative which was initially implemented in the fourth quarter of 2003 has lowered the revenues needed to reach the break-even point.
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
     To the extent we maintain or exceed our projected revenues and are not required to fund significant contingencies, we should be able to continue to retain our current cash reserves and therefore, maintain our liquidity position at a consistent level both on a short-term and long-term basis. To the extent that we do not achieve current operating levels or are required to fund contingencies, we will be required to use some of our cash reserves and this could impact our longer term liquidity. In addition, we wish to achieve accelerated growth and to take advantage of the dynamic market forces in which we operate, rather than to be affected by them. Under these current assumptions, we believe our current cash reserves and cash generated from our existing operations and customer base should be sufficient for us to meet our operating obligations and the anticipated additional research and development for our audio technology business for at least the next 12 months. However, our assumptions are subject to material change, based on the dynamics of our business and the marketplace. We will also continue to consider and evaluate capital investment or business arrangements with financial or strategic participants or investors as such opportunities become available to us on terms that enhance shareholder value and better support our business strategy.

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
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until the first annual reporting period beginning after December 15, 2005. We expect to adopt SFAS No. 123R on January 1, 2006 as required.
In May 2005 the FASB issued SFAS 154 “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005
Factors That May Affect Future Results
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
Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers request that our algorithm be implemented. While these requests are typically honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company. In addition, standards may be adopted by cellular phone system operators or manufacturers that may impede or prevent the penetration of non-standard technology onto their platforms. While our efforts are focused on promoting our technology to such potential customers, there is no assurance that we will be successful in making our technology a standard. Lastly, actual usage of our technology and the resultant incurring of royalties payable, is controlled solely by our licensees. We have no consultative rights in the use of our technology once licensed. Changes in marketing plans calling for the use of our technology can be effected by a licensee for any number of reasons, including market acceptance, pricing strategies or other competitive or subjective reasons. Such changes could have a significant impact on our revenue stream and cash flow.
If New Product Development Is Delayed, We Will Experience Delays In Revenues And Competitive Products May Reach The Market Before Our Products.
     Since our inception, we have experienced delays in bringing new products to market and commercial application as a result of delays inherent in technology development, financial resource limits and industry responses and maturity. These delays have resulted in delays in the timing of revenues and product introduction. In the future, delays in new product development or technology introduction on behalf of us, our OEMs of consumer electronics and multimedia computer products, integrated circuit (IC) foundries or our software producers and marketers could result in further delays in revenues and could allow competitors to reach the market with products before us. In view of the emerging nature of the technology involved, and the rapidly changing character of the entire media, internet and computer markets, our expansion into other technology areas and the uncertainties concerning the ability of our current products and new products to achieve meaningful commercial acceptance, there can be no assurance of when or if we will achieve or sustain profitability.
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
Our Operating Results Fluctuate and If We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing Our Business Operations May Fail
     We have experienced a loss from operations in two of the last four years. We experienced declining losses in the third and fourth quarters of 2004, and a profit in the first two quarters of fiscal 2005 and a small loss in the current quarter. However, cash flow has been negative in the first nine months of 2005. While our objective and full effort is on managing a profitable business, due to the market conditions and factors outlined above and below and their impact on fluctuations in operating expenses and revenues,, we cannot provide assurance that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability, and we may have to rely on the sale of shares or on debt financings in the future, which may have a dilutive effect on our existing shareholders. Further, we cannot assure you that debt or equity financing will be available as required and if not available, we would have to further scale down operations or even cease operations.
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
We Expect That We Will Continue to be Dependent upon a Limited Number of OEMs for a Significant Portion of Our Net Sales in Future Periods
     Although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period, we anticipate being dependent upon a limited number of OEMs for a large portion of our net sales. Our three largest customers in the quarter ended September 30, 2005 accounted for 33%, 25% and 15% of our net sales. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. While we are working to broaden the sources of our royalty streams, there can be no assurance that we will be successful in retaining or attracting such key accounts and broadening such revenue stream sources.
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
If We Are Unable To Attract And Retain Our Key Personnel, We May Not Be Able To Successfully Operate Our Business.
     Our future success primarily depends on the abilities and efforts of a small number of individuals, with particular management obligations, customer relationships and technical expertise. Loss of the services of any of these persons could adversely affect our business prospects. There is no assurance that we will be able to retain this group or successfully recruit other personnel, as needed. We compete with other enterprises with stronger financial resources and larger staffs that may offer employment opportunities to our staff which are more desirable than those which we are able to offer. Failure to maintain skilled personnel with the software and engineering skills critical to our business could have an adverse impact upon our business, the results of our operations and our prospects. Currently, all new licenses are negotiated by Henry R. Mandell, our Chief Executive Officer, with whom we have an employment agreement with a term expiring in November 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at September 30, 2005. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4. Controls and Procedures
     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that it is accumulated and communicated to management, including the Chief Executive Officer, Chief Financial Officer and Audit Committee, as appropriate to allow timely decisions regarding required disclosure . There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of October 25, 2005, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
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
Dated: November 2, 2005

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board, Chief Executive Officer
Chief Financial Officer and Secretary
(Principal Executive, Financial and Accounting Officer)