Form 10-K
period 2005-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2006-03-30
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-26460
SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2025 Gateway Place, Suite 365
San Jose, California 95110
(Address of principal corporate offices)
Telephone Number: (408) 453-4180
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business of the registrant’s most recently completed second quarter (June 30, 2005) was approximately $2,818,522 and at March 1, 2006 was approximately $1,072,794. In addition, affiliates held non-voting preferred stock valued at $1,183,510, at June 30, 2005 and nil at March 1, 2006.
     As of March 1, 2006, there were 48,763,385 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the 2005 Annual Meeting are incorporated by reference into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals or that any potential transactions herein described will be realized or consummated. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of our company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under Item 1A, Risk Factors, among other factors, could cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
PART I
Item 1. Business
Overview
     Spatializer Audio Laboratories, Inc. (“Spatializer” or “Company”) has been a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology is incorporated into products offered by our licensees and customers on various economic and business terms. Our position as a developer of next generation technologies is based on our business relationships with brand leaders, such as Toshiba, Samsung, Sanyo and Matsushita. We conduct our audio business through our parent company and our wholly owned subsidiary, Desper Products, Inc. (“DPI”). DPI has developed a full complement of patented and proprietary 3-D or virtual audio signal processing technologies directed to the consumer electronics and multimedia PC markets. Our product offerings are targeted to take advantage of the growing digital audio marketplace specifically for consumer products like Digital Versatile Disc (“DVD”) players, portable mp3 players, digital televisions and digital home, portable and cellular handset devices. As of December 31, 2005, more than 49 million licensed units had been shipped covering all of these applications. DPI’s virtual audio signal processing technologies are currently incorporated in products offered by global brand leaders in consumer electronics, PCs and cell phones including Toshiba, Matsushita, Samsung, Intervideo, Sanyo, and Sharp.
     On January 10, 2006, the Company announced that it would hold an open auction for the sale of substantially all of its assets. The Board of Directors of the Company decided that it is in the best interests of the stockholders to hold an open auction for the acquisition of the assets of the Company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets. The consummation of any of such transactions will be subject to approval by the stockholders of the Company. The Company received non-conforming bids for such assets on the February 15, 2006 deadline. The Board of Directors of the company, in consultation with their financial and legal advisors, extended the auction period to March 10, 2006, to provide bidders and other interested parties additional time to clarify their offers and perform due diligence, as well as to solicit additional offers. Negotiations continue with auction participants who submitted bids by March 10, 2006. The Company will announce its decision upon completion of its evaluation of such bids.
     We were incorporated in the State of Delaware in February, 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office and research center is located at 2025 Gateway Place, Suite 365, San Jose, California 95110, Telephone (408) 453-4180. We also maintain executive offices at 2625 Townsgate Road, Suite 330, Westlake Village, California 91361. We have a Website at www.spatializer.com. Copies of this Annual Report, including our financial statements and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available on our website promptly after filing or distribution. As used herein, Spatializer, the “Company,” “we” or “our” means Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiaries

     Our financial statements beginning on page 42 hereof contain information relating to our revenues, loss and total assets for the fiscal year ended December 31, 2005.
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

Technology	Product Categories	Audio Enhancement
Spatializer® 3-D Stereo	Stereo TV’s, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia Computers, Set-top Boxes	Surround sound enhancement from an ordinary stereo (two-channel) signal

Spatializer ((environ))TM	Cell Phones and Mobile Multimedia Players	Widens sound stage and improves stereo separation from two-channel ring tones, compressed audio, FM and TV broadcast and games.

Spatializer N-2-2 Ultra TM	DVDP, DVDR, PVR, AV Receivers, Multimedia PCs, DTV,STB	Creation of spatially accurate home theater surround sound from two channel sources

Spatializer enCompass AV TM	Products incorporating multi-channel audio sources like Dolby ProLogic II®: AV Receivers	Creation of spatially accurate multi-speaker cinematic audio experience from two-channel audio information

Spatializer Audio Alchemy TM	Computers and Recordable DVD utilizing DVD/MPEG and decoding, Cell phone handsets.	Static noise reduction combined with stabilization of dynamic audio range

Spatializer Vi.B.E. TM	Mobile Multimedia Players, Cell Phones, DVD Players/Recorders, DTV, Stereo Components and Systems, Car Audio, Laptop and Desktop Multimedia PCs and Headphones.	Simulation of low frequency response from speakers with poor low frequency capability

Spatializer DRC TM	Laptop and Desktop Multimedia Computers, Cell Phones and Portable Multimedia Players	Prevents over-driving speakers, headphones or ear buds while maximizing the dynamic audio output

Spatializer Natural Headphone TM	Headphones, Mobile Phones, Mobile Multimedia Players	Creation of spatially accurate multi- speaker cinematic audio experience from headphones utilizing discrete multi-channel audio information

Spatializer PCE TM	DTV, Mobile Phones, Mobile Multimedia Players, Multimedia PCs, Headphones	Creation of more recognizable and “cleaner” music or dialog from all media sources

Licensed Products
     Our current technology product applications are directed to (1) speaker enhancement, (2) stereo surround sound enhancement, (3) mobile entertainment enhancement and (4) noise reduction.
1.	Spatializer 3D Stereo. Based upon proprietary methods of stereo signal processing, our Spatializer 3—D Stereo technology is designed to create a vivid and expansive three- dimensional surround sound listening experience from any stereo source input using only two ordinary speakers. Along with professional audio quality and coherent stable sonic imaging, the technology includes our unique DDP™ (Double Detect and Protect™) algorithm. DDP continuously monitors the underlying stereo signal and dynamically optimizes spatial processing, avoiding deleterious sonic artifacts common in other systems and provides “set and forget” ease of use for consumers. First introduced in July 1994 by DPI, in the form of a 20 pin analog integrated circuit (IC) from Matsushita Electronics Corporation (“MEC”), the technology is now incorporated into low-cost, standard process ICs by three chip foundries (Matsushita, ESS Technologies, Inc. and OnChip Systems) for easy and inexpensive implementation in any consumer electronics or computer products utilizing stereo audio. The technology is currently available in both analog and digital formats. Matsushita introduced a new Spatializer IC design in 1999, offering the Spatializer 3-D Stereo effect in a simplified, lower cost package. In early 2002, we introduced a new algorithm-based technology which provides a virtual surround sound effect from a two channel input for DSP-based environments. In 2003, we introduced Spatializer ((environ)), especially designed for cellular phones with two, closely spaced speakers to enhance both ring tones and music.

2.	Spatializer N-2-2 Ultra Digital Virtual Surround. In September 1996, DPI introduced Spatializer N-2-2, which we consider a “core”, and “enabling” technology for Dolby Digital-based home theater products and personal computers. In mid-2001, DPI introduced Spatializer N-2-2 Ultra as the latest generation of this core audio technology. The audio standards for multi-channel digital audio(based upon geographic region) are multi-channel audio formats (Dolby Digital® (AC-3) and MPEG-2) which carry up to eight (or more) discrete (independent) channels of audio — the front left and right channels, a center channel (for vocal tracks), two rear surround channels and a Low Frequency Effects (LFE or “sub-woofer”) channel for sound effects. The Spatializer N-2-2Ultra software- based algorithms permit spatially accurate reproduction of this multi-channel audio over any ordinary stereo system using two rather than the five or six speakers normally required in traditional home theater setups. Spatializer N-2-2Ultra runs in real-time on general purpose Digital Signal Processing (“DSP”) hardware platforms like those offered by LSI, Acer Labs, Inc., NEC, Motorola, MediaTek and Zoran; may be integrated with host based software-only MPEG-2 or DVD decoders (like WinDVD and PowerDVD, offered by InterVideo and Cyberlink, respectively, for the Intel® Pentium® series of microprocessors); and can be ported to any of the principal audio codecs or media processor/accelerator platforms performing Dolby Digital (AC-3) or MPEG-2 audio decoding. Spatializer N-2-2Ultra has been approved by Dolby Laboratories and qualifies Spatializer licensees to use the newly created Dolby Digital VIRTUAL™ trademark on products incorporating the technology. We believe our Spatializer N-2-2 Ultra process has helped to widen and accelerate the market for DVD acceptance, because it delivers the full cinematic audio experience to ordinary consumers without the additional expense and complication of multi-speaker home theater playback systems. The Company holds a patent on this technology.

3.	Spatializer Vi.B.E. In early 1999, DPI introduced Spatializer Vi.B.E., a virtual bass enhancement technology. Spatializer Vi.B.E. produces a dynamic bass response from even the lowest-end speakers or headphones. This is particularly important in enhancing the audio of all forms of portable digital audio devices. Spatializer Vi.B.E. uses proprietary technology to generate the perception of realistic bass frequencies that are unaffected by actual speaker system frequency response capability.

4.	Spatializer VSP-11 First introduced by DPI in early 2002, Spatializer VSP-11 (Virtual Sound Processor 11) is a stand-alone application program for Microsoft Windows 95, 98, ME, 2000 and XP platforms that utilizes Spatializer proprietary psychoacoustic techniques to allow consumers to enjoy the benefits of the renowned Spatializer audio enhancement technologies on leading media players, soft DVD players and file sharing programs. This means that Spatializer VSP-11 is a universal audio enhancement software package that will enhance output from the Microsoft® Media Player, Real Player®, Real Jukebox®, WinAmp®, WinDVD®, PowerDVD®, among others, without any special modification. It will run in conjunction with any sound card, as well as with USB audio.

5.	Spatializer Natural Headphone Spatializer Natural Headphone, introduced by DPI in March 2001, renders spatially accurate multiple speaker positions simulating the typical home theater or stereo arrangement through a headphone. The headphone algorithm delivers a high performance simulated surround sound experience, using a reasonable amount of processing power at a reasonable cost. Thus, this solution is equally practical and effective for both low-power portable devices and home theater applications. Unlike typical virtual surround sound headphone solutions, which rely heavily on reverberation which can sound unnatural, Spatializer Natural Headphone utilizes a combination of techniques to provide an expanded, yet natural sound field.

6.	Spatializer PCE, introduced in October 2001, makes high frequencies clearer, crisper and more brilliant while low frequencies are more dramatic, tighter and have more impact. Spatializer® PCE gives the manufacturer an inexpensive way to dramatically improve the sound of low-end loudspeakers, such as the kind found in televisions, boom boxes and computers. Spatializer PCE is also ideal for improving the quality of Internet audio, which can sound rather lackluster and dull due to compression or low bit rates. It can be applied prior to encoding audio streams, and can just as easily enhance the playback of the decompressed audio. It can improve the clarity, intelligibility and impact of both dialog and music. Spatializer PCE works by both modifying and smoothing non-linear phase response and by creating psycho-acoustic cues. Typical equalization techniques cause phase distortion (non-zero group delay) due to non-linear phase response. Spatializer PCE has a nearly-linear phase response, which results in a near-zero group delay. This improves the “naturalness”, or transparency of the dialog or music by not adding to phase distortion already present in many playback systems. This technology is patent pending. Spatializer PCE can be custom tailored for two or an array of speaker configurations. The technology, without a surround sound effect, can enhance single speaker applications as well.

7.	Spatializer enCompass AV Spatializer enCompass AV, launched in late 2002, is designed to offer high quality, multi-channel audio, even from mono or stereo sources. This technology allows owners of home theater systems with five or more speakers to hear a surround sound effect, utilizing all of their speakers to deliver full system utility from CDs, cassettes or VHS tape or records.

8.	Spatializer VirtuaLFE processes the sub-woofer channel with proprietary psycho-acoustic techniques to virtualize, reinforce and enhance the effect for accurate reproduction through two speaker home audio or on-board television speakers. The result is an emotive low frequency effect that brings DVDs alive as if an actual sub-woofer speaker were employed. The efficient algorithm architecture makes implementation feasible on a wide array of home entertainment products.

9.	Spatializer Audio Alchemy dynamically removes noise from up to six input channel simultaneously. Utilizing state of the art noise removal and reduction techniques, Spatializer Audio Alchemy dynamically adjusts to changing noise levels and environments. Tailored for the human voice, Spatializer Audio Alchemy removes background noise such as fans, motor hum, and tape hiss. Spatializer Audio Alchemy features an advanced equalization processor to compensate for frequency response limitations in the audio recording hardware and transducers. In addition, Spatializer Audio Alchemy also performs spatial reconstruction to simulate the original acoustic environment, and normalizes the dynamic range of the digital audio source to a level compatible with home theater environments. This technology is patent pending.
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
     We are currently offering these assets for sale or for perpetual license, as outlined in the second paragraph of the Overview section above.
     IC/DSP Foundry Licenses
     The Company, through its wholly-owned subsidiary, Desper Products, Inc., entered into a major multi-technology licensing agreement with Samsung Electronics, Co. Ltd. on August 22, 2004.
     As of December 31, 2005, we have entered into non-exclusive Foundry Licenses for our Virtual Audio Signal Processing technologies with Matsushita Electronics Corporation (“MEC”), Samsung Electronics, Sigmatel, ESS Technology, Inc. (“ESS”), OnChip Systems, Inc. (“OnChip”), LSI Logic, Inc. (“LSI”), Acer Labs, Inc. (“Ali”), MIPS Technologies, NJRC, Tvia, Inc., Texas Instruments, Cirrus Logic, NEC and MediaTek. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.
     As of December 31, 2005, more than 49 million ICs, programmable processors and DSPs incorporating Spatializer audio signal processing technology had been manufactured and sold.
OEM Licensees and Customers
     As of December 31, 2005, our technology has been incorporated in products offered by more than 105 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the Logo Usage Agreement (“LUA”) or were authorized customers under bundled royalty licenses with the IC foundries. The OEM Licensees and customers offer a wide range of products, which include DVD players and recorders, cellular phones, portable digital audio players, programmable processors, multimedia desktop personal computers, notebook computers and digital televisions.
     In 2005 three major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Matsushita, Sharp and Samsung, each of whom accounted for greater than 10% of our total 2005 revenues. One OEM accounted for 33%, one accounted for 28% each and one accounted for 16% of our royalty revenues during 2005. One other account comprised more than 5%, but less than 10% of revenues. All other OEM’s accounted for less than 5% of royalty revenues individually. The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 2005:

• Acer Labs	• MediaTek	• Sanyo Corp.
• Apple Computer	• Micronas	• Sharp Corp.
• Cirrus Logic	• Mitsubishi Image and Information Works	• Sigmatel
• InterVideo	• Motorola	• Texas Instruments
• JVC	• NEC	• Theta Digital
• LG Electronics	• Panasonic Car Audio	• Toshiba DVD
• Logitech	• Panasonic TV	• Toshiba TV
• LSI	• Samsung	• Zoran
     We have extensive relationships with OEM licensees and customers outside the United States. Japanese and Korean based entities accounted for 62% and 34% of our total revenues, respectively, in 2005, 70% and 25% of our total revenues, respectively, in 2004, and 71% and 20% of our total revenues, respectively, in 2003. The products incorporating our technology are, in turn, sold throughout the world, in market segments and amounts that are consistent with the overall general world markets for consumer electronics and software.
     Customers, Revenues and Expenses
     We generate revenues in our audio business from royalties pursuant to our Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. Our revenues, which totaled $1,192,000 in 2005, were derived almost entirely from Foundry and OEM license fees and royalties.
     We have sought to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and eliminating our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales representative force. In 2005 three major customers, not presented in order of importance, each accounted for 10% or more of our total revenues: Matsushita, Sharp and Samsung, each of whom accounted for greater than 10% of our total revenues. One OEM accounted for 33%, one accounted for 28% each and one accounted for 16% of our royalty revenues during 2005. One other account comprised more than 5%, but less than 10% of revenues. All other OEM’s accounted for less than 5% of royalty revenues individually.
     In 2005, revenues were stagnant as compared with the prior year. Revenues from Toshiba and Mitsubishi wound down as the devices with our technology reached end of life and new models did not include our technology. This revenue was replaced by higher revenue from Samsung and Matsushita. However, in late 2005, based on future third party product plans and discussions with these customers, it became apparent that revenues from these two accounts were not sustainable at current levels in the future with a degree of certainty. As a result, and due to the resignations of two directors and the CEO, our board of directors determined in late December 2005 to offer the Company’s assets for sale or to sell perpetual non-exclusive licenses of our intellectual property (with a subsequent sale of the residual assets) and to position the Company to exit the audio licensing business and to wind up and dissolve.

Competition
     We competed with a number of entities that produce various audio enhancement processes, technologies and products, some utilizing traditional two-speaker playback, others utilizing multiple speakers, and others restricted to headphone listening. These include the consumer versions of multiple speakers, matrix and discrete digital technologies developed for theatrical motion picture exhibition (like Dolby Digital®, Dolby ProLogic®, and DTS®), as well as other technologies designed to create an enhanced stereo image from two or more speakers.
     Our principal competitors in the field of virtual audio are SRS Labs, Inc., Dolby Laboratories, Inc., Sonaptic and Qsound Labs, Inc. In addition, some DSP foundries and OEMs have proprietary virtual audio technologies that they regularly offer to OEMs at no cost. These companies have, or may have, substantially greater resources than us to devote to further technologies and new product developments.
     Pressure on OEMs to reduce their costs, particularly in the DVD market, is intense. The marketplace is also susceptible to undisciplined competitors who, from time to time, may offer below market prices to generate short term revenue and larger market penetrations even if it does not provide for viable margins. In the future, our products and technologies also may compete with audio technologies and product applications developed by other companies including entities that have business relationships with us. Factors that affect our ability to compete include product quality, performance and features, conformance to existing and new standards, price, customer support and marketing and distribution strategies.
     We were unable to compete in this market, even though we offered a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, virtual surround sound, headphone and speaker virtualization technologies. We lacked sufficient financial resources to compete, were closely dependent on third party licensee marketing plans which generally presented a longer or uncertain revenue stream than our cash resources could support and found the market less receptive to our value proposition than we had expected.
Research and Development
     Our research and development expenditures in 2005, 2004 and 2003 were approximately 30%, 34% and 28% of total operating expenses, respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.
     As of December 31, 2005, we had one employee in our R&D group representing 33% of our total human resources. In addition and not included above, we had the availability of three dedicated engineers at an outside consulting company in India for applications engineering. Our software, hardware and application engineers had focused on developing intellectual property, technology solutions and consumer products. In 2004, we established a relationship with an engineering services firm in Bangalore, India for the substantial transfer to such firm of our applications engineering work. In addition to substantially lowering costs for consulting services as compared to costs associated with using domestic contractors, project completion dates were reliable and throughput expanded due to such firm’s relatively large engineering staff. Thus, multiple projects were completed simultaneously and within lower cost and time parameters. Despite the foregoing, based on our board of directors’ decision to offer our assets for sale, we discontinued our technology development efforts in December 2005.
Intellectual Property and Proprietary Information
     We rely on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations. Our core signal processing technology is covered by U.S. patent 6,307,941. On March 20, 1998, we filed a patent application on our enCompass V 2.0 technology with the United States Patent & Trademark Office (“USPTO”) covering our enCompass 2.0 positional audio gaming technology. In June 2000, we filed an additional patent application for our reduced cost/higher performance 3-D Stereo circuit design. In late 2002, we filed a patent application covering our Spatializer PCE technology. In 2003, we filed a patent application for Spatializer Audio Alchemy. Much of our intellectual property consists of trade secrets. In 2002, patent 6,307,941 was issued by the USPTO covering our Spatializer N-2-2 technology. We possess copyright protection for its principal software applications and has U.S. and foreign trademark protection for its key product names and logo marks.
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
Seasonality
     Due to our dependence on the consumer electronics market, we have experienced seasonal fluctuations in sales and earnings. In particular, we believe that there has been seasonality relating to the Christmas season in the third and fourth quarters, which generally are our strongest quarters, as well as the first quarter, which is generally our weakest quarter. We attempted to diversify our key market segments in the consumer electronics industry in an effort to even out our seasonal fluctuation. Overall, seasonality does not have a material effect on our business.
Employees
     We began 2005 with three full-time and five part-time employees and sales representatives and decreased our staff to two full time and five part-time employees, consultants and sales representatives by December 31, 2005. At year-end, there was one full-time employee engaged in research and development. In addition, we utilized an engineering firm with three dedicated engineers to our projects on an as-needed basis. We have employed the services of outside professional consultants, particularly in the audio engineering area, due to the costly and tight labor market for such professionals in Silicon Valley as well as the need for specialized expertise in the course of our business. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We consider our relations with our employees and consultants to be satisfactory.
Item 1A. Risk Factors
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals or any transactions described herein will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of our company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
Our Board of Directors has Determined it is in the Company’s and its Stockholders Best Interests to Attempt to Sell the Company’s Assets.
     We have experienced a loss from operations in four of the last five fiscal years. In December 2005 our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appear not to be sustainable in the future. In December 2005, two of our three independent directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group to assist us in this endeavor. Following such transaction, it is anticipated that the Company would be wound up and dissolved. The consummation of any such transaction and the determination to wind up and dissolve is subject to stockholder approval. There is no assurance that the Company will be able to negotiate an agreement for the sale of assets. There is no assurance that, if such an agreement is successfully negotiated, that such transaction will be approved by stockholders or consummated. Further, even if such transaction is consummated, there is no assurance that there will be any funds available for distribution to stockholders. If such sale and subsequent wind up and dissolution is not approved, the Board of Directors will be required to explore other alternatives for the Company and its business.
Our Operating Results Fluctuate, We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing and Our Business Operations Will Fail
     We have experienced a loss from operations in four of the last five years. We experienced losses in the last two years. While our objective and full effort has been on managing a profitable business, due to the market conditions and factors outlined in this Annual Report on Form 10-K and their impact on fluctuations in operating expenses and revenues, we no longer believe that we will be able to generate a positive profit position in any given future period, nor do we believe that is feasible. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability. We cannot, because of market and business conditions, rely on the sale of shares or on debt financings in the future. Further, we do not believe that debt or equity financing will be available as required and as such, have decided to try to sell the assets of the Company.
Because The Market In Which We Operate Is Highly Competitive, We Face Significant Pricing Pressure and Competition.
     The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. Therefore, we have been seeking commercial acceptance of our products in highly competitive markets. We responded by offering additional products targeted to each price and quality segment of the market, more aggressively priced and feature enriched our products and entered new segments, such as cell phones, with different competitive pressure. Our value proposition that stressed the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, failed to resonate with our targeted customers in this highly competitive environment. The result was the elimination of features, including ours, to reduce cost. There is no assurance that our present or contemplated future products or a repositioned value proposition will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors or customers who had access to significantly greater resources or which are willing to “give away” their products.
Because Our Relative Size and Power Is Small Compared To That of Our Customers, Our Business Leverage With Some Customers Is Generally Weak and Communication Not Always Transparent
     We deal with some of the largest global consumer electronics makers in the world, the vast majority of which are in Asia. Spatializer is a small company and there are other options for manufacturers, including those from our competitors, their chip suppliers, or eliminating the use of audio enhancement technology altogether. As such, our leverage with our customers is generally weak. This imbalance made it very difficult for the Company to be viewed as a worthy or reliable partner and made negotiations in general imbalanced against us. In addition, the culture in our local markets may not dictate clear, direct and transparent communication of business plans or technology usage as is the culture in our home country. When this occurs, we have received very short notice of discontinued use of our technology and revenues from such an account would typically begin a steep decline in the subsequent quarter, resulting in period-to-period fluctuation. This also results in limited visibility with regard to future revenues and its impact on our operating results. Our response has been to strengthen our business relationships with more onsite visits, increase our understanding of cultural differences and focus more intently on service. We also emphasize to our overseas sales representatives the need for close customer support, with the objective that both new opportunities and possible difficulties are brought to light as soon as possible.
We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third Parties Have Their Own Priorities and Alliances That May Delay or Thwart our Sales Efforts to Potential Customers.
     Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers request that our algorithm be implemented. While these requests are typically honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company. In addition, standards may be adopted by cell phone system operators or manufacturers that may impede or prevent the penetration of non-standard technology onto their platforms. Lastly, customer implementation delays have put off expected cash flow into the future, beyond the time frame of operations based on our available cash resources.
If New Product Development Is Delayed, We Will Experience Delays In Revenues And Competitive Products May Reach The Market Before Our Products.
     Since our inception, we have experienced delays in bringing new products to market and commercial application as a result of delays inherent in technology development, financial resource limits and industry responses and maturity. These delays have resulted in delays in the timing of revenues and product introduction. In the future, delays in new product development or technology introduction on behalf of us, our original equipment manufacturers of consumer electronics and multimedia computer products (OEMs), integrated circuit (IC) foundries or our software producers and marketers could result in further delays in revenues and could allow competitors to reach the market with products before us. In view of the emerging nature of the technology involved, and the rapidly changing character of the entire media, internet and computer markets, our expansion into other technology areas and the uncertainties concerning the ability of our current products and new products to achieve meaningful commercial acceptance, there is no likelihood of achieving or sustaining profitability.
     Manufacturer’s design-in cycles for our technology range from four to twelve months, from the decision to adopt our technology to cash flow. These schedules are also prone to delays at the manufacturer level and in some cases, manufacturer’s new products may be cancelled due to market testing or resource allocation. Since these events are beyond our control, it is difficult to absolutely project when new deals will begin generating revenues or if signed deals will generate financial results. For this reason, we do not typically announce new deals until the target product is being introduced. The delays experienced on one of these deals made it impossible for the Company to sustain operations until the new cash flow, which was not assured, might be realized.
We Expect That We Will Continue to be Dependent upon a Limited Number of OEMs for a Significant Portion of Our Net Sales in Future Periods
     Although no OEM is presently obligated either to purchase a specified amount of products or to provide us with binding forecasts of product purchases for any period, we anticipate being dependent upon a limited number of OEMs for a large port of our net sales. Our three largest customers as of December 31, 2005 accounted for 33%, 28% and 16% of our net sales. The loss of any one of our major customers or licensees would significantly reduce our revenues and harm our ability to achieve or sustain acceptable levels of operating results. The loss, or signing of a similarly sized account or accounts would have a material short term impact on our operations and there is no assurance that we will not lose all or some of the revenues from one or more of these accounts. In late December 2005, management and the Board of Directors concluded that revenues from two of the three largest accounts would be significantly reduced in 2006, putting the liquidity of the Company in jeopardy as it operated through 2006.
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
     There can be no assurance that we will not lose sales in the future as a result of the pressure to reduce costs faced by our customers. In late December 2005, management and the Board of Directors concluded that revenues from two of the three largest accounts would be significantly reduced in 2006, putting the liquidity of the Company in jeopardy by subjecting us to adverse revenue fluctuations.
Because The Technology Environment In Which We Operate Is Rapidly Changing, We May Not Be Successful In Establishing And

Maintaining The Technological Superiority Of Our Products Over Those Of Our Competitors.
     We operate in a technology environment which is competitive and rapidly changing. While our software applications deliver what we, and most manufacturers who listen to it, believe is a significantly superior audio experience, the competitive market forces that pressure manufacturers to reduce their costs may create some resistance to new technology adoption or use. Our future success was dependent on establishing and maintaining the technological superiority of our products over those of competitors, our ability to successfully identify and bring other compatible technologies and products to market and a recognition by the market of product value. We compete with a number of entities that produce various stereo audio enhancement processes, technologies and products in both traditional two-speaker environments such as consumer electronics and multimedia computing, and in multi-channel, multi-speaker applications such as Home Theater. In the field of 3-D or “virtual audio”, our principal competitors are SRS Labs, Inc., QSound Labs, Inc. and Dolby Laboratories or technologies and products developed by other companies, including entities that have business relationships with us. There can be no assurance that we would be able to favorably compete in this market in the future, even if we had adequate liquidity.
If We Are Unable To Attract And Retain Our Key Personnel, We May Not Be Able To Successfully Operate Our Business.
     Our future success primarily depends on the abilities and efforts of a small number of individuals, with particular management obligations and technical expertise. Loss of the services of any of these persons could adversely affect our business prospects. There is no assurance that we will be able to retain this group or successfully recruit other personnel, as needed. Our CEO resigned in January 2006, as did our two outside directors, in December 2005. We compete with other enterprises with stronger financial resources and larger staffs that may offer employment opportunities to our staff which are more desirable than those which we are able to offer. Failure to maintain skilled personnel with the software and engineering skills critical to our business had an adverse impact upon our business, the results of our operations and our prospects.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
     Our corporate office and research center in San Jose, California, is the primary location for our audio technology division, Desper Products, Inc. (“DPI”). We occupy approximately 1,300 square feet with an annual rent on a full service basis of approximately $25,500 in calendar 2005 and $26,275 in calendar 2006. The lease expires on December 30, 2006 and is renewable at market rates thereafter. We lease our space at rental rates and on terms which management believes are consistent with those available for similar space in the applicable local area. Such property is well maintained and we believe is adequate to support our current requirements. Based on the decision to try to sell the Company’s assets, it is unlikely the lease will be renewed.
     Our executive office was located in Westlake Village, California, where we occupied approximately 100 square feet with an annual rent of approximately $5,300. The lease term on this space expired on June 30, 2005 and was renewable on a month to month basis thereafter. This space in the Los Angeles area was used to facilitate business and contacts with the entertainment community as well as with our accountants, lawyers and directors. This space was vacated and the month to month lease terminated in February

2006.
     We leased an apartment in San Jose, California for use by the chief executive officer when away from the executive office. The annual rent on this apartment was approximately $16,800. The lease was on a month-to-month basis and was terminated in January 2006.
Item 3. Legal Proceedings
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-K, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future. At present, there are no active legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2004 and 2005. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period:	High (U.S. $)	Low (U.S. $)
2004
First Quarter	$0.22	$0.11
Second Quarter	$0.14	$0.06
Third Quarter	$0.10	$0.05
Fourth Quarter	$0.09	$0.05
2005
First Quarter	$0.10	$0.06
Second Quarter	$0.09	$0.05
Third Quarter	$0.07	$0.05
Fourth Quarter	$0.07	$0.03
     On March 1, 2006, the closing price reported by the OTC Bulletin Board was U.S. $0.021. Stockholders are urged to obtain current market prices for our Common Stock. Computershare Investor Services, LLC is our transfer agent and registrar.
     There were no sales of unregistered securities by the Company during the year ended December 31, 2004. In December 2005, we issued shares of our Common Stock in connection with the mandatory conversion of our Series B-1 Redeemable Convertible Preferred Stock, par value $.01 per share, which transaction was previously described and included in our Form 8-K filed with the SEC on December 30, 2005 (with date of earliest event reported of December 29, 2005).
     To our knowledge, there were approximately 200 holders of record of the stock of the Company as of March 1, 2006. Our transfer agent has indicated that beneficial ownership is in excess of 4,000 stockholders.
     We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for use in operations and in the development of our business. Our future dividend policy will be determined from time to time by the Board of Directors.
     The Company did not repurchase any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2005.

Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our consolidated financial statements that have been audited by Farber & Hass LLP, independent certified public accountants. The consolidated statements of operation and cash flows for the years ended December 31, 2003, 2004 and 2005 and the report thereon are included elsewhere in this Report.

	Fiscal Year Ended
	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005
Consolidated Statement of Operations Data:
Revenues	$1,604	$1,856	$1,269	$1,106	$1,192
Cost Of Revenues	(97)	(131)	(122)	(111)	(106)

Gross Profit	1,507	1,725	1,147	995	1,086
Total Operating Expenses	(1,823)	(1,711)	(1,631)	(1,146)	(1,177)
Other Income (Expense), Net	73	(2)	(6)	(5)	8
Income taxes	3	(6)	(5)	(1)	(1)

Net Income (Loss)	$(240)	$18	$(495)	$(157)	$(82)

Basic Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$(0.00)	$(0.00)

Diluted Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares	47,388,235	47,406,939	47,309,171	46,975,363	46,990,059

Consolidated Balance Sheet Data
Cash and Cash Equivalents	$869	$859	$590	$871	$551
Working Capital	1,124	1,125	793	603	560
Total Assets	1,753	1,746	1,205	1,464	897
Redeemable Preferred Stock	0	1	1	1	0
Advances From Related Parties	113	113	108	0	0
Total Shareholders’ Equity	$1,411	$1,429	$955	$798	$717
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Revenues increased to $1,192,000 for the year ended December 31, 2005 compared to $1,106,000 for the year ended December 31, 2004, an increase of 8%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms. A key issue discussed is the difficulty in obtaining revenue traction when traditional revenue sources are eroding, while being replaced by new revenue sources at a lower rate.
     Net loss was $82,000 for the year ended December 31, 2005; ($0.00) basic per share, compared to net loss of $157,000, ($0.00) per share basic and diluted, for the year ended December 31, 2004. Net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead. A key issue discussed is management’s efforts to reduce overhead in view of declining revenue, while maintaining competitiveness.
     Net cash used by operating activities was $256,568 for the year ended December 31, 2005, as compared to net cash provided by operating activities was $343,939 for the year ended December 31, 2004 and net cash used in operating activities of $253,965 for the year ended December 31, 2003. The decrease in cash flows from operations for the year ended December 31, 2005 was primarily a result of the decrease in deferred income, the net loss, a decrease in accounts payable and a decrease in notes payable, partially offset by a decrease in accounts receivable. Deferred income decreased due to full revenue realization of a prior year licensing prepayment and accounts receivable decreased due to reduced year over year revenue. A key issue is the Company’s ability to generate continued positive cash flow to continue operations.
     The business environment in which we operate is highly competitive and is offers substantial risk. These risks should be studied and understood, as outlined in Risk Factors under Item 1A above.
Approach to MD&A
     An important demonstration of our commitment to our stockholders is a clear explanation of the Company’s operating results, risks and opportunities. The purpose of MD&A is to provide our shareholders and other interested parties with information necessary to gain an understanding of our financial condition, changes in financial condition and results of operations. As such, we seek to satisfy three principal objectives:
•	to provide a narrative explanation of a company’s financial statements “in plain English” that enables the average investor to see the company through the eyes of management;

•	to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and

•	to provide information about the quality of, and potential variability of, a company’s earnings and cash flow, so that investors can ascertain the likelihood and relationship of past performance being indicative of future performance.
     We believe the best way to achieve this is to give the reader:
•	An understanding of our operating environment and its risks

•	An outline of critical accounting policies

•	A review of our corporate governance structure

•	A review of the key components of the financial statements and our cash position and capital resources

•	A review of the important trends in the financial statements and our cash flow

•	Disclosure on our internal controls and procedures
Operating Environment
     We operate in a very competitive business environment. This environment impacts us in the following ways, further discussed in greater detail under Item 1A above.
•	Our Board of Directors has Determined it is in the Company’s and it’s Stockholders’ Interests to Attempt to Sell the Company’s Assets

•	We Face Significant Pricing Pressure and Competition that has Resulted in Our Technology Being Designed Out Within a Short Time Frame, and Impeded Efforts to Secure New Design Wins

•	New Customer Product Development Has been Delayed. This Resulted in Delays In Revenues. Further, Where our Products are Delayed, Competitive Products May Reach The Market Before, or Replace Our Products.

•	We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to Deliver Our Technology in Consumer Products. These Third parties Have Their Own Priorities and Alliances that Delayed or Could Thwart our Sales Efforts to Potential Customers.

We have experienced a loss from operations in four of the last five fiscal years. In December 2005 our revenues were stagnant, with those from certain of our major customers to decrease significantly in 2006. Revenues from certain of our other customers appear not to be sustainable in the future. In December 2005, two of our three independent directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group to assist us in this endeavor. Following such transaction, it is anticipated that the Company would be wound up and dissolved. The consummation of any such transaction and the determination to wind up and dissolve is subject to stockholder approval. There is no assurance that the Company will be able to negotiate an agreement for the sale of assets. There is no assurance that, if such an agreement is successfully negotiated, that such transaction will be approved by stockholders or consummated. Further, even if such transaction is consummated, there is no assurance that there will be any funds available for distribution to stockholders. If such sale and subsequent wind up and dissolution is not approved, the Board of Directors will be required to explore other alternatives for the Company and its business.
We have experienced a loss from operations in four of the last five years. We experienced losses in the last two years. While our objective and full effort has been on managing a profitable business, due to the market conditions and factors outlined in this Annual Report on Form 10-K and their impact on fluctuations in operating expenses and revenues, we no longer believe that we will be able to generate a positive profit position in any given future period, nor do we believe that is feasible. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability. We cannot, because of market and business conditions, rely on the sale of shares or on debt financings in the future. Further, we do not believe that debt or equity financing will be available as required and as such, have decided to try to sell the assets of the Company.
The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. Therefore, we have been seeking commercial acceptance of our products in highly competitive markets. We responded by offering additional products targeted to each price and quality segment of the market, more aggressively priced and feature enriched our products and entered new segments, such as cell phones, with different competitive pressure. Our value proposition that stressed the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation that Spatializer technology can deliver, failed to resonate with our targeted customers in this highly competitive environment. The result was the elimination of features, including ours, to reduce cost. There is no assurance that our present or contemplated future products or a repositioned value proposition will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors or customers who had access to significantly greater resources or which are willing to “give away” their products.
Spatializer does not develop or market semiconductors. That is why we carry no inventory or have order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers request that our algorithm be implemented. While these requests are typically honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company. In addition, standards may be adopted by cell phone system operators or manufacturers that may impede or prevent the penetration of non-standard technology onto their platforms. Lastly, customer implementation delays have put off expected cash flow into the future, beyond the time frame of operations based on our available cash resources.
Therefore, when reviewing the operating results or drawing conclusions with regard to future performance, these competitive forces and uncertainties must be taken into consideration. Though there is no absolute long-term visibility, it is likely that our operations would fail if we attempted to continue long-term in this environment. Hence, the Company’s Board of Directors has decided to attempt to sell the assets of the Company and liquidate the business, subject to stockholders’ approval.
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
Corporate Governance
     Audit Committee
     This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the internal auditors and the adequacy of our accounting, financial, and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to approve proposals made by our independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting of financial matters. Gilbert Segel was the only independent director on this committee. Mr. Segel resigned from our Board of Directors in December 2005. Mr. Mandell, Chairman of the Board and Secretary of the Company, served as ex-officio member of the Audit Committee during fiscal year 2005. Mr. Mandell resigned his employment with Company effective January 6, 2006. There were no members of the committee upon the resignation of Mr. Segel.
     Compensation and Stock Committee
     Our Compensation and Stock Option Committee (the “Compensation Committee”) consisted of Messrs. Pace and Segel, each of whom was a non-employee director of the Company and a “disinterested person” with respect to the plans administered by such committee, as such term is defined in Rule 16b-3 adopted under the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder (collectively, the “Exchange Act”). The Compensation Committee reviews and approves annual salaries, bonuses and other forms and items of compensation for our senior officers and employees. Except for plans that are, in accordance with their terms or as required by law, administered by the Board of Directors or another particularly designated group, the Compensation Committee also administers and implements all of our stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommends changes or additions to those plans or awards under the plans. Messrs. Pace and Segel resigned as directors in December 2005.
Our Audit Committee and Compensation and Stock Committee charters are available in print to any stockholder upon request in writing to our principal corporate office at 2025 Gateway place, Suite 365, San Jose, California 95110.
Key Components of the Financial Statements and Important Trends
     The financial statements, including the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity, should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.
     The Consolidated Balance Sheet provides a snapshot view of our financial condition at the end of our fiscal year. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash compared to the comparable year and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The relationship between Current Assets and Current Liabilities Working capital (current assets less current liabilities) measures how much in liquid assets a company has available to build its business. The presence of Deferred Revenue indicates cash received on revenue to be earned over the next twelve months. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.
          The Consolidated Statement of Operations tells the reader whether the Company had a profit or loss. It shows key sources of revenue and major expense categories. It is important to note period-to-period comparisons of each line item of this statement, reasons for any fluctuation and how costs are managed in relation to the overall revenue trend of the business. These statements are prepared using accrual accounting under generally accepted accounting standards in the United States. This is addressed further in MD&A under Revenues and Expenses.
          The Consolidated Statement of Cash Flows explains the actual sources and uses of cash. Some expenses of the Company, such as depreciation and amortization do not result in a cash outflow in the current period, since the underlying patent expenditure or asset purchase was made years earlier. New capital expenditures, on the other hand, result in a disbursement of cash, but will be expensed in the Consolidated Statement of Operations over its useful life. Fluctuations in receivables and payables also explain why the net change in cash is not equal to the loss reported on the Statement of Operations. Therefore, it is possible that the impact of a net loss on cash is less or more than the actual amount of the loss. This is discussed further in MD&A under Liquidity and Capital Resources.
          The Consolidated Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales or stock option exercise. This is discussed further in MD&A under Liquidity and Capital Resources.
Results of Operations
     The following discussion and analysis relates to our financial condition and results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004, and the year ended December 31, 2004 compared to the year ended December 31, 2003. The following discussion of the financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.
For the Year Ended December 31, 2005, Compared to the Year Ended December 31, 2004
     Revenues
     Revenues increased to $1,192,000 for the year ended December 31, 2005 compared to $1,106,000 for the year ended December 31, 2004, an increase of 8%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms.
     The increase in revenue resulted from a greater recognition of deferred revenue in the current year, as compared to the prior year, in which a royalty advance was received. In addition, revenues increased from royalties on a third party semiconductor used in cellular phones, as compared to the prior year. This was partially offset by declining revenues from two accounts whose products using our technology reached end of life. Their new models do not utilize our technology.

     Gross Profit
     Gross profit increased to $1,086,000 for the year ended December 31, 2005 compared to $995,000 in the comparable period last year, an increase of 9%. Gross margin was 91% of revenue in the year ended December 31, 2005 compared with 90% of revenue for the comparable period last year. The increase in gross profit resulted from higher revenues in fiscal 2005. We maintain a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts. All development costs are expensed as engineering and development expenses in the period they are incurred.
     Operating Expenses
     Operating expenses for the year ended December 31, 2005 increased to $1,177,000 (99% of sales) from $1,146,000 (105% of sales) for the year ended December 31, 2004, an increase of 3%. The increase in operating expenses resulted primarily from increases in general and administrative expense and sales and marketing expense. General and Administrative expenses increased due to higher legal and audit expenses. Sales and marketing expenses increased due to higher travel expenses resulting from more overseas licensing trips.
     General and Administrative
     General and administrative expense increased to $670,000 for the year ended December 31, 2005 from $615,000 for the year ended December 31, 2004, an increase of 9%. The increase is primarily due to increased legal and accounting expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act, and to increased travel costs by the CEO. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.
     Research and Development
     Research and Development costs decreased to $354,000 for the year ended December 31, 2005, compared to $393,000 for the year ended December 31, 2003, a decrease of 10%. The decrease in research and development expense was due to the commencement of the use of lower cost applications engineering consultants in India in the second half of 2004 and the elimination of an in-house applications engineering position in early 2005. The number of projects completed by the Indian engineering firm were higher in 2005 as compared to 2004, partially offsetting the savings from the eliminated in-house engineering staff position.
     We continued efforts to identify, validate, and develop new product ideas at DPI. Specific engineering efforts were directed toward the launch of Spatializer ((environ)) 3G and applications engineering to port our technology to leading processor platforms.
     Sales and Marketing
     Sales and Marketing costs increased to $152,000 for the year ended December 31, 2005, compared to $138,000 for the year ended December 31, 2004, an increase of 10%. The increase in such expenses resulted from higher international travel in search of new licensing arrangements.
     Net Income (Loss)
     Net loss was $81,000 for the year ended December 31, 2005; ($0.00) basic per share, compared to net loss of $157,000, ($0.00) per share basic and diluted, for the year ended December 31, 2004. The reduction in net loss for the current period is primarily the result of higher revenue, partially offset by higher overhead.
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
Liquidity and Capital Resources
     At December 31, 2005, we had $551,000 in cash and cash equivalents as compared to $871,000 at December 31, 2004. The decrease in cash resulted from full recognition of deferred income, the net loss, a decrease in accounts payable and a decrease in notes payable, partially offset by a decrease in accounts receivable. Deferred income decreased due to full revenue realization of a prior year licensing prepayment and accounts receivable decreased due to reduced year over year revenue. We had working capital of $560,000 at December 31, 2005 as compared with working capital of $586,000 at December 31, 2004.
     Net cash used by operating activities was $256,568 for the year ended December 31, 2005, as compared to net cash provided by operating activities of $343,939 for the year ended December 31, 2004 and net cash used by operating activities of $253,965 for the year ended December 31, 2003. The decrease in cash flows from operations for the year ended December 31, 2005 was primarily a result of the decrease in deferred income, the net loss, a decrease in accounts payable and notes payable, partially offset by a decrease in accounts receivable.
     We use cash in investing activities primarily to secure patent and trademark protection for our proprietary technology and brand name, and to purchase short-term investments such as bank certificates of deposit. Cash used in investing activities totaled $8,145, $20,587 and $20,709, respectively, in the years ended December 31, 2005, 2004, and 2003. All expenditures for on-going research and development are expenses and therefore included in the Net Loss.
     Net cash flows used in financing activities totaled $55,809 and $41,994 for the year ended December 31, 2005 and 2004, respectively. Cash provided by financing activities totaled $5,746 for the years ended December 31, 2003.
     In December 2005, the Company, as stipulated by the related Subscription Agreement, forced the conversion of all outstanding Series B-1 Preferred Stock, into Restricted Common Stock at the minimum conversion price of $.56 per share. This resulted in the issuance of 1,788,018 Common Stock shares, worth approximately $100,000 at market value at issuance. This issuance diluted existing common stockholders by approximately 4%, but eliminated $1.1 million in liquidation preference shares.
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
     Future payments due under operating lease obligations as of December 31, 2005 are described below:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations	$26,900	$26,700	$200
Purchase Obligations
Total	$26,900	$26,700	$200
     In the event the Company is to be would up and dissolved the Company would attempt to settle these amounts, negotiate early termination, or pay the remaining obligation if cash resources permitted.
     Our future cash flow will come primarily from the audio signal processing licensing and OEM royalties until or if our efforts to sell the assets of the company, with stockholders approval, is consummated and in that case from any net proceeds from the sale of assets or perpetual licenses. The Board of Directors will, with the approval of the stockholders, decide on the dispensation of such proceeds.
     The fluid, competitive and dynamic nature of the market continues a high degree of uncertainty to our operations. The operations of our business, and those of our competitors, are also impacted by the continued trend in the semiconductor industry to offer free, but minimal audio solutions to certain product classes to maintain and attract market share. In addition, the commoditization of many consumer electronics segments, our lack of resources and the departure of key employee and directors has made it unfeasible to continue to compete.
     Based on current and projected operating levels, we no longer believe that we can maintain our liquidity position at a consistent level both on a short-term and long-term basis. As such, we do not believe our current cash reserves and cash generated from our existing operations and customer base are sufficient for us to meet our operating obligations and the anticipated additional research and development for our audio technology business for at least the next 12 months.
     On January 10, 2006, the Company announced that it would hold an open auction for the sale of substantially all of its assets. The Board of Directors of the Company decided that it is in the best interests of the stockholders to hold an open auction for the acquisition of the assets of the Company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets. The consummation of any of such transactions will be subject to approval by the stockholders of the Company. The Company received non-conforming bids for such assets on the February 15, 2006 deadline. The Board of Directors of the company, in consultation with their financial and legal advisors, extended the auction period to March 10, 2006, to provide bidders and other interested parties additional time to clarify their offers and perform due diligence, as well as to solicit additional offers. Negotiations continue with auction participants who submitted bids by March 10, 2006 and will announce its decision upon completion of its evaluation of such bids.
Net Operating Loss Carry forwards
     At December 31, 2005, we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2014. Approximately $21,700,000 of these net operating loss carry forwards is subject to an annual limitation of approximately $1,000,000.
Recently Issued Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until the first annual reporting period beginning after December 15, 2005. We adopted SFAS No. 123R as of January 1, 2006 as required.
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

We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at December 31, 2005. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data
REPORT of REGISTERED PUBIC ACCOUNTING FIRM
     To the Board of Directors of Spatializer Audio Laboratories, Inc.:
     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (The “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ FARBER HASS HURLEY & MCEWEN LLP
Camarillo, California
February 24, 2006

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$550,633	$871,155
Accounts Receivable	155,233	325,712
Prepaid Expenses and Other Current Assets	34,104	70,940

Total Current Assets	739,970	1,267,807
Property and Equipment, Net	18,403	29,527
Intangible Assets, Net	138,548	166,710

TOTAL ASSETS	$896,921	$1,464,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	10,443	66,252
Accounts Payable	14,195	71,873
Accrued Wages and Benefits	48,095	50,446
Accrued Professional Fees	34,000	20,000
Accrued Commissions	31,917	32,182
Accrued Expenses	40,869	32,979
Deferred Income	—	391,395

Total Current Liabilities	179,519	665,127
Commitments and Contingencies
Series B-1 Redeemable Convertible Preferred Shares, $0.01 par value:
1,000,000 shares authorized; 118,351 shares issued and outstanding at December 31, 2004 (liquidation preference of $1,183,510)	—	1,182
Stockholders’ Equity (Deficit):

Common shares, $0.01 par value; 65,000,000 shares authorized; 48,763,383 and 46,975,363 shares issued and outstanding at December 31, 2005 and 2004, respectively	469,772	469,754
Additional Paid-In Capital	46,430,030	46,428,866
Accumulated Deficit	(46,182,400)	(46,100,885)

Total Shareholders’ Equity	717,402	797,735

Total Liabilities and Shareholders’ Equity	$896,921	$1,464,044

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenues:
Royalty Revenues	$1,192,447	$1,105,923	$1,269,286
Cost of Revenues	106,062	111,395	122,417

	1,086,385	994,528	1,146,869

Operating Expenses:
General and Administrative	670,124	615,412	811,024
Research and Development	354,138	393,004	458,940
Sales and Marketing	152,473	137,889	360,692

	1,176,735	1,146,305	1,630,656

Operating Income (Loss)	(90,350)	(151,777)	(483,787)

Interest Income	13,230	4,982	7,201
Interest Expense	(5,269)	(10,295)	(13,447)

	7,961	(5,313)	(6,246)

Income (Loss) Before Income Taxes	(82,389)	(157,090)	(490,033)
Income Taxes	874	(400)	(5,420)

Net Income (Loss)	$(81,515)	$(157,490)	$(495,453)

Basic and Diluted Income (Loss) per Share:	$(.00)	$(.00)	$(.01)

Weighted-Average Shares Outstanding	46,990,059	46,975,363	47,309,171

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$(81,515)	$(157,490)	$(495,453)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation	16,401	11,942	30,591
Amortization	31,030	46,915	52,313
Stock and Options Issued for Services	1,000	0	12,000
Net Change in Assets and Liabilities:
Accounts Receivable	170,479	19,699	153,612
Prepaid Expenses, Deposits and Other Assets	36,836	(35,510)	55,960
Accounts Payable	(57,678)	50,407	(17,561)
Accrued Expenses and Other Liabilities	18,274	16,581	(45,427)
Deferred Revenue	(391,395)	391,395	0

Net Cash Provided (Used) by Operating Activities	(256,568)	343,939	(253,965)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(5,277)	(4,007)	(1,771)

Intangible Assets	(2,868)	(16,580)	(18,938)

Net Cash Used by Investing Activities	(8,145)	(20,587)	(20,709)

Cash Flows from Financing Activities:
Conversion of B-1 Pfd to Common Stock	0	0	10,000
Notes Payable	(55,809)	66,252	0
Notes and Amounts Due to (from) Related Parties	0	(108,246)	108,246

Repayments/Termination of Notes Payable	0	0	(112,500)

Net Cash Provided (Used) by Financing Activities	(55,809)	(41,994)	5,746

Increase (Decrease) in Cash and Cash Equivalents	(320,522)	281,358	(268,928)

Cash and Cash Equivalents, Beginning of Year	871,155	589,797	858,725

Cash and Cash Equivalents, End of Year	$550,633	$871,155	$589,797

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Year for:
Interest	$5,269	$10,295	$11,250
Income Taxes	$0	$400	$4,800
See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	10% Series B Convertible		Common
	Preferred Shares		Shares	Common Shares
					Additional		Total
	Number of	Par	Number of	Par	Paid-In-	Accumulated	Shareholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2002	-0-	$-0-	47,406,939	$474,070	$46,402,550	$(45,447,942)	$1,428,678

Options Exercised Warrants Exercised			166,666	1,667	8,333		10,000
Options Issued for Services					12,000		12,000
Cancellation of Unissued Performance Shares			(557,740)	(5,578)	5,578
Net Loss						(495,453)	(495,453)

Balance, December 31, 2003	-0-	$-0-	47,015,865	$470,159	$46,428,461	$(45,943,395)	$955,225

Cancellation of Unissued Performance Shares			(40,500)	(405)	405
Net Loss						(157,490)	(157,490)

Balance, December 31, 2004	-0-	$-0-	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735

Conversion of Series B-1 Pfd to Common Shares			1,788,018	18	1,164		1,182

Net Loss						(81,515)	(81,515)

Balance, December 31, 2005	-0-	$-0-	48,763,383	$469,772	$46,430,030	$(46,182,400)	$717,402

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
     Reclassification — Certain 2003 amounts have been reclassified to conform with the 2004 and 2005 presentation. In that regard, the Company has reflected the issuance of 15,384 shares of Class B-1 Convertible Preferred Stock that was originally recorded in Additional Paid in Capital. This resulted in a reclassification of $154 to Convertible Preferred Stock from APIC.
     Going Concern – The Company has incurred substantial operating losses in four of the last five years. Also, license contracts with two of the Company’s largest customers will expire on terms in 2006. Those customers have informed the Company that the contracts will not be renewed nor replaced with other licenses.
     Revenue Recognition — The Company recognizes revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with the contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 104.
     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at Citibank FSB. At December 31, 2005 and 2004, substantially all cash and cash equivalents were on deposit at one financial institution.
     At December 31, 2005, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Sharp and Funai Corporation, each of whom accounted for greater than 10% of our total 2005 accounts receivable. One customer accounted for 52.0%, another accounted for 22% and one accounted for 14% of our total accounts receivable at December 31, 2005. At December 31, 2004, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Sharp and Toshiba Corporation, each of whom accounted for greater than 10% of our total 2004 accounts receivable. One customer accounted for 31.0%, another accounted for 27% and one accounted for 18% of our total accounts receivable at December 31, 2004.
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
     Customers Outside of the U.S.- Sales to foreign customers were 95%, 95% and 91% of total sales in the years ended December 31, 2005 and 2004 and 2003, respectively.
     Major Customers — During the year ended December 31, 2005, three customers accounted for 42%, 23% and 12%, respectively, of the Company’s net sales. During the year ended December 31, 2004, four customers accounted for 29%, 25%, 21% and 13%, respectively, of the Company’s net sales.
     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.
     Advertising Costs — Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Consolidated advertising expense amounted to $18,931, $4,289 and $2,960 in 2005, 2004 and 2003, respectively.
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
     Since the Company generated a net loss in 2005, 2004 and 2003, outstanding stock options and warrants would have been anti-dilutive and are not applicable to this calculation.
     Stock Option Plan —The Company determines the effect of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ,as amended which permits entities to recognize as expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 8).
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
     Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123R until the first annual period beginning after December 15, 2005. We adopted SFAS No. 123R as of January 1, 2006 as required.
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
     The fair value of notes payable at December 31, 2005 is materially consistent with the related carrying values based on current rates offered to the Company for instruments with similar maturities.
(3) Property and Equipment
     Property and equipment, as of December 31, 2005 and 2004, consists of the following, net of a reserve for impairment loss in 1998 in accordance with application of SFAS 121:

	2005	2004
Office Computers, Software, Equipment and Furniture	$337,145	$331,867
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7,000	7,000

Total Property and Equipment	637,531	632,253
Less Accumulated Depreciation and Amortization	619,128	602,727

Property and Equipment, Net	$18,403	$29,527

(4) Intangible Assets
     Intangible assets, as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Capitalized Patent, Trademarks and Technology Costs	$525,695	$522,827
Less Accumulated Amortization	387,147	356,117

Intangible Assets, Net	$138,548	$166,710

     Estimated amortization is as follows:

2006	$16,702
2007	$16,702
2008	$16,702
2009	$16,702
Thereafter	$71,740

$138,548
      Management estimates that the recorded net book value of intangible assets would be realized through a sale of assets.
(5) Notes Payable to Related Parties
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company, in the amount of $10,443 at December 31, 2005. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 10% annually, is paid in monthly installments of $5,221 that commenced on June 1, 2005 and continues for nine months until the entire balance of principal and interest is paid in full.
     The Company was indebted to the Desper Family Trust, through November 30, 2005, when the note was paid in full. The Desper Family Trust’s principal beneficiary is the mother of a former director of the Company. This director’s term expired in June 2003 and as such, is not a related party. This note bore interest at a fixed rate of 10% annually, was paid in monthly installments of $5,191 that commenced on December 1, 2003 and continued for twenty-four months until the entire balance of principal and interest was paid in full.

(6) Shareholders’ Equity
During the year ended December 31, 2005, shares were issued or converted as follows:
In December 2005, the Company, as stipulated by the related Subscription Agreement, forced the conversion of all outstanding Series B-1 Preferred Stock, into Restricted Common Stock at the minimum conversion price of $.56 per share. This resulted in the issuance of 1,788,018 Common Stock shares.
Options to purchase 75,000 and 100,000 shares of common stock previously granted to an employee, at exercise prices of $0.27 and $0.05, respectively, were cancelled upon his resignation from the Company.
Options to purchase a total of 500,000 shares of common stock were granted to the CEO related to the extension of his employment agreement. These options vested half on issuance and half in November, 2005, if the executive is in the employ of the Company. These options may be exercised at a price of $0.10 per share through February, 2010. These options had no value at December 31, 2005.
During the year ended December 31, 2004, shares were issued or converted as follows:
Unissued Performance Shares held in escrow were cancelled.
Options to purchase common shares in exchange for services were issued with a value of $1,000.
Capitalization
Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board of Directors Designated a Series B-1 Preferred Stock. The series had a par value of $0.01 and a stated value of $10.00 per share US and was designated as a liquidation preference. The stock ranked prior to the Company’s common stock. No dividends were to be paid on the Series B-1 Preferred Stock. Conversion rights vested on January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula based on an average closing share price, subject to a floor of $0.56 and a ceiling of $1.12. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading existed based on date sensitive events based on the Company’s Insider Trading Policy. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock. In 2004, the Company reflected the issuance of 15,384 shares of Series B-1 Convertible Preferred Stock that was originally recorded in Additional Paid in Capital. This resulted in a reclassification of $154 to Convertible Preferred Stock from APIC. In December 2005, the Company, as stipulated by the related Subscription Agreement, forced the conversion of all outstanding Series B-1 Preferred Stock, into Restricted Common Stock at the minimum conversion price of $.56 per share. This resulted in the issuance of 1,788,018 Common Stock shares.
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
     There were 500,000 options granted in the quarter ended March 31, 2005 to the CEO in connection with the extension of his employment agreement. These options vested half on issuance and half in November, 2005. These options may be exercised at a price of $0.10 per share through February, 2010. The Company cancelled 175,000 options previously granted to an employee, upon his resignation in January 2005. Options to purchase 150,000 shares of common stock expired in the quarter ended December 31, 2005.

At December 31, 2004, there were 2,066,339 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $0.02, $0.09 and $0.05, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005- expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years 2004- expected dividend yield 0%, risk-free interest rate of 4.1%, expected volatility of 150% and an expected life of 5 years; 2003- expected dividend yield 0%, risk-free interest rate of 2.25%, expected volatility of 137% and an expected life of 5 years;
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

	2005	2004	2003
NET INCOME (LOSS):
As Reported	$(81,515)	$(157,490)	$(495,453)
Pro Forma	$(89,715)	$(172,770)	$(538,368)
BASIC AND DILUTED LOSS:
As Reported	$(0.00)	$(0.00)	$(0.01)
Pro Forma	$(0.00)	$(0.00)	$(0.01)
     Stock option activity during the periods indicated is as follows:

			Weighted-Average
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2002	2,668,332	2,671,500
Options granted		1,200,000	$0.05
Options exercised		(166,666)	$0.06
Options forfeited/expired		(669,834)	$0.18

Options outstanding at December 31, 2003	2,540,000	3,035,000	$0.18
Options granted		200,000	$0.09
Options exercised		—	—
Options forfeited		(600,000)	$0.43

Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31

Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

     At December 31, 2005, the number of options exercisable was 2,726,666 and the weighted-average exercise price of those options was $0.10.
(8) Warrants
     Warrant activity for the periods indicated below is as follows:
There were no warrants issued and outstanding during the last three years.
(9) Income Taxes
     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
State franchise tax	$400	$400	$4,800
Federal taxes	(1,274)	(0)	(0)

Total	$(874)	$400	$4,800
     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 10% to 16.5% and are recorded as net royalty revenue.
     Income tax expense for the years ended December 31, 2005, 2004 and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no tax benefit has been provided.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2005 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2005 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2005. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.
     At December 31, 2005, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2014. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.
(10) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments for all operating leases of approximately $27,000 through December, 2006. Rent expense amounted to approximately $25,000, $23,000 and $ 83,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
(11) Profit Sharing Plan
     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan. The amount charged to administrative expense for the Plan in 2005, 2004 and 2003 was approximately $2,000 per annum.
(12) Quarterly Financial Data (unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	Quarter Ended
2005	March 31	June 30	September 30	December 31
Net Revenues	$331,950	$428,912	$270,914	$160,670
Gross Margin	$298,078	$386,022	$258,162	$144,122
Net Income (Loss)	$10,014	$57,566	$36,545	$(186,514)
Basic (Loss) Per Share	$0.00	$0.00	$0.00	$(0.00)

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Net Revenues	$170,679	$234,860	$205,324	$495,060
Gross Margin	$153,675	$216,727	$179,210	$444,916
Net Income (Loss)	$(123,796)	$(123,259)	$(80,576)	$170,141
Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$0.00
(13) Subsequent Events and Management Plans (unaudited)
     On January 10, 2006, the Company announced that it would hold an open auction for the sale of substantially all of its assets. The Board of Directors of the Company decided that it is in the best interests of the stockholders to hold an open auction for the acquisition of the assets of the Company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets. The consummation of any of such transactions will be subject to approval by the stockholders of the Company. The Company received non-conforming bids for such assets on the February 15, 2006 auction close deadline. The Board of Directors of the company, in consultation with their financial and legal advisors, extended the auction period to March 10, 2006, to provide bidders and other interested parties additional time to clarify their offers and perform due diligence, as well as to solicit additional offers. Negotiations continue with auction participants who submitted bids by March 10, 2006. The Company will announce its decision and recommendation to the stockholders upon finalization of bids and completion of its evaluation of such bids.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Information required for this item incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.
     Code of Ethics
     We adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. The Company will provide a copy of our code of ethics to any person, free of charge, upon written request sent to our principal corporate office at 2025 Gateway Place, Suite 365, San Jose, California 95110.
Item 11. Executive Compensation
     Information required for this item incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information

					Number of securities
	Number of securities				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,810,000	(1)	$0.10	(1)	2,066,339
Equity compensation plans not approved by security holders	0		0		0
Total	2,810,000		$0.10		2,066,339

(1)	Represents options to acquire the Company’s Common Stock under the Company’s 1995 Stock Option Plan and 1996 Incentive Plan approved by the Company’s stockholders in 1995 and 1996, respectively. The 1995 Plan authorizes grants of options to purchase authorized but unissued common stock in an amount of up to 10% of total common shares outstanding at each calendar quarter or 4,876,339 as at December 31, 2005. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable as determined by the committee on date of grant. The 1996 Plan supplements the 1995 Plan by allowing for stock appreciation, incentive shares and similar accruals aggregating not more than the equivalent of 500,000 shares and the regrant of any Performance Shares that become available for regrant. See Note 2.
     The remaining information is required for this item is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
     Information required for this item incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
     Information required for this item incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Financial Statements
     See Item 8.
     (b) Exhibits

     The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description
2.1	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

3.2	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

3.7	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

4.1	Performance Share Escrow Agreements dated June 22, 1992 among Montreal Trust Company of Canada, Spatializer-Yukon and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

4.2	Modification Agreement for Escrowed Performance Shares. (Incorporated by reference to the Company’s Definitive Proxy Statement dated June 28, 1996 and previously filed with the Commission.)

4.3	Form of Exchange Agreement effective December 26, 2002 entered into by holders of Series B Preferred Stock in connection with exchange of same for Series B-1 Preferred Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

Exhibit
Number	Description
10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.)

10.4	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5*	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.)

10.6	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.7	Lease for Office and Research Center in San Jose, CA.

10.8	Lease for Executive Office in Westlake Village, CA.

10.9	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

10.10	Employment Agreement dated January 6, 2006, between the Company and Henry Mandell. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

*	Previously filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2006

SPATIALIZER AUDIO LABORATORIES, INC.

(Registrant)

/s/ Henry R. Mandell
Henry R. Mandell
Chairman & Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlo Civelli Carlo Civelli	Director	March 27, 2006

/s/ Henry R. Mandell Henry R. Mandell	Director	March 27, 2006