Form 10-K/A
period 2005-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2006-04-28
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(AMENDMENT No. 1)
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
     As of March 1, 2006, there were 48,763,385 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

     The Company hereby amends its Annual Report on Form 10-K as set forth in the pages attached hereto. This filing is required under Form 10-K General Instruction G(3) requiring the information contained herein be included in the Form 10-K filing or incorporated by reference from the Company’s definitive proxy statement if such statement is filed not later than 120 days after the end of the Company’s fiscal year. The filing of the Company’s definitive proxy statement is not expected to occur within the 120 day deadline, thus the Company is filing this amendment to its Form 10-K which was filed on March 30, 2006.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
     Henry R. Mandell, age 49, has served as the Chairman of the Board of the Company from February 2000 to present and as Secretary of the Company from 1998 to present. He served as Chief Financial Officer from March 1998 to January 2006 and Senior Vice President, Finance from March 1998 until September 1998. Mr. Mandell was the Executive Vice President and Chief Financial Officer of The Sirena Apparel Group, Inc. from November 1990 to January, 1998; Senior Vice President of Finance and Administration for Media Home Entertainment, Inc. from April 1985 to November 1990; Director of Finance and Accounting for Oak Media Corporation from June 1982 to April 1985; and Senior Corporate Auditor for Twentieth Century Fox Film Corporation from June 1981 to June 1982. Mr. Mandell was a Senior Auditor for Arthur Young and Company from August 1978 to June 1981, where he qualified as a Certified Public Accountant.
     Carlo Civelli, age 56, has been a director of the Company since March 1993. Previously, Mr. Civelli was the VP Finance – Europe for the Company from August 1991 to March 1995. Mr. Civelli has extensive experience in financing emerging public companies. Mr. Civelli has been a Managing Director of Clarion Finanz AG, Zurich, Switzerland, for more than the last ten years.
     Although the Company has an Audit Committee, at present there are no members serving on it. During the fiscal year ended December 31, 2005, Gilbert Segel served as the sole member of the Audit Committee until his resignation from the Board of Directors on and effective as of December 19, 2005 and Mr. Mandell participated as an ex-officio member of the Audit Committee during the last fiscal year. Mr. Segel was considered independent, as defined in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). At present, there is no financial expert serving on the Audit Committee. The Audit Committee of the Board of Directors held one formal meeting during fiscal 2005 and had either telephonic meetings or discussions in connection with each of the first three quarterly interim filings during fiscal 2005.
     The Company has adopted a Code of Ethics that applies to all of its directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer and other senior financial officers. The Company will provide to any person, without charge, upon request, a copy of the Code of Ethics. A person may request a copy of the Code of Ethics by sending a written request to the Company’s Corporate Office at 2025 Gateway Place, Suite 365, San Jose, California 95110, or by email to investor@spatializer.com.

Item 11.	Executive Compensation.
     The following table sets forth separately, for the last three fiscal years, each component of compensation paid or awarded to, or earned by, the Chief Executive Officer of the Company. There were no other executive officers who were serving as executive officers at December 31, 2005 who had annual income of at least $100,000 in the fiscal year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

				Long Term Compensation
		Annual Compensation		Awards
Name and Principal
Position	Year	Salary	Bonus	Securities Under Options Granted (#)

Henry R. Mandell (1)	12/05	$214,200	N/A	500,000	(2)
Chief Executive Officer

	12/04	$214,200	N/A	50,000	(3)

	12/03	$214,200	N/A	400,000	(4)

(1)	Mr. Mandell’s base salary in each of the three fiscal years reported above was $214,200 and he was entitled to a bonus, as granted by the Compensation Committee, equal to five percent (5%) of the Company’s income after taxes (not to exceed $100,000). Mr. Mandell does not receive any other cash compensation but did receive reimbursement for expenses and benefits on the same terms as other employees.

(2)	Reflects an additional 500,000 options granted in conjunction with the extension in February 2005 (effective as of November 2004) of Mr. Mandell’s employment contract with the Company, which options are exercisable at $0.10 per share.

(3)	Reflects 50,000 directors options granted annually at the Annual Meeting of Stockholders to each director, exercisable at $0.09 per share.

(4)	Reflects 50,000 exercisable at $0.07 per share, an additional 100,000 options granted for five (5) year Board service, exercisable at $0.05 per share, and 250,000 options at $0.05 per share granted in conjunction with the extension of Mr. Mandell’s employment contract in November 2003.
OPTION GRANTS DURING THE
LAST FISCAL YEAR
     The following table is presented in accordance with the Exchange Act and the regulations thereunder and sets forth stock options granted under the Company’s 1995 Stock Option Plan during the most recently completed financial year to Henry R. Mandell, the only Named Executive Officer:

POTENTIAL
REALIZABLE
VALUE AT
ASSUMED ANNUAL
INDIVIDUAL GRANTS					RATES OF STOCK
		% OF TOTAL			PRICE
	SECURITIES	OPTIONS			APPRECIATION
	UNDER	GRANTED TO	EXERCISE OR		FOR OPTION
	OPTIONS	EMPLOYEES IN	BASE PRICE	EXPIRATION	TERM
	GRANTED	FISCAL YEAR	($/SECURITY)	DATE	5%	10%
February
Henry R. Mandell	500,000 (1)	100.0%	$0.10 (2)	2010 (1)	$0	$0

(1)	All options are fully vested and expire by February 2010.

(2)	Market price on the date of grant.
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES
     The following table (presented in accordance with the Exchange Act, and the regulations promulgated thereunder) sets forth the fiscal year-end value of unexercised options on an aggregated basis of the only Named Executive Officer. Mr. Mandell did not exercise any options to acquire shares of the common stock of the Company during fiscal 2005:

	SECURITIES		UNEXERCISED	VALUE OF UNEXERCISED IN-THE-MONEY
	ACQUIRED ON	AGGREGATE	OPTIONS AT FISCAL	OPTIONS AT FISCAL YEAR-END($)
NAME	EXERCISE	VALUE REALIZED	YEAR-END	EXERCISABLE/UNEXERCISABLE
Henry R. Mandell	0	$0	1,550,000	$0 (1)

(1)	Calculated at an average exercise price of $0.10 per share.
     Compensation of Directors
     None of the Company’s directors received any cash compensation or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2005. However, the Company has granted stock options to directors in that capacity. Under the 1995 Stock Option Plan, each non-employee director was entitled to an automatic annual grant of an option to purchase 50,000 shares of the Company’s common stock. Employee directors could receive such a grant at the discretion of the Board of Directors. No options were granted in 2005 since the 1995 Stock Option Plan expired during the last fiscal year.
     Employment Agreement
     On February 21, 2005, the Company amended the Employment Agreement, effective as of November 12, 1999, as amended, with respect to Henry Mandell’s employment as Chief Executive Officer and Chief Financial Officer of the Company. The amendment, effective as of

November 12, 2004, extended the term of Mr. Mandell’s employment through November 12, 2006. In addition, the terms of the amendment provided for a grant of a stock option to acquire 500,000 shares of common stock at an exercise price of $0.10 per share and a term of five years. This option grant replaced options that had been previously issued to Mr. Mandell under such Employment Agreement but had expired unexercised.
     However, on December 19, 2005, Henry Mandell gave notice that he was resigning from all positions held by him with the Company, other than as a director, Chairman of the Board and Secretary thereof, effective as of January 6, 2006. Effective as of January 6, 2006, the Company entered into an agreement with Mr. Mandell to continue his employment with the Company as Chairman and Secretary. Under the terms of that agreement, Mr. Mandell continues to provide certain specified services to the Company, which services may be provided in person, by telephone, by email or otherwise as Mr. Mandell sees fit, such services to be rendered at such hours and/or on weekends as he may determine. Those services include without limitation supervising the preparation of the Company’s financial statements and records, reviewing and authorizing day to day disbursements, supervising all of the Company’s licensing and business activities, handling stockholder communications and serving as the contact person with the Company’s financial advisor. He is permitted to accept, and has accepted, other employment during the term of the agreement.
     As an incentive for Mr. Mandell to continue in the employ of the Company during the term of the agreement, and in consideration for foregoing certain severance pay to which he otherwise may have been entitled, the Company agreed to pay him a lump sum payment of $35,733.33, which amount was paid concurrently with the execution of the agreement. He is entitled to a monthly salary of $5,000 during the term of the agreement, a bonus of $10,000 for his assistance in the preparation of the Company’s Form 10-K of the Company for the fiscal year ended December 31, 2005 and a separate bonus of $5,000 each for his assistance on each Form 10-Q upon which he assists for any quarterly period ending after December 31, 2005. Additionally, should the Company be sold or enter into certain specified extraordinary transactions during the term of the agreement, Mr. Mandell may be entitled to an additional bonus, not to exceed $150,000. During the term of the agreement, he will also be entitled to employee benefits and reimbursement of reasonable, actual and necessary business expenses.
     The agreement contains certain non-competition, non-solicitation and confidentiality provisions. The agreement terminated certain provisions of Mr. Mandell’s then existing extended employment agreement (including without limitation the compensation and severance pay obligations thereunder) but continued certain other provisions thereof (such as the proprietary information, confidentiality and other similar provisions thereunder).
     The agreement will terminate by its terms upon the earlier of the consummation of certain extraordinary transactions, the expiration, termination or non-renewal of the directors’ and officers’ insurance policy of the Company under which Mr. Mandell is covered as a director and officer of the Company and June 30, 2006. However, the Company may terminate Mr. Mandell’s employment at any time during the term and Mr. Mandell may voluntarily resign his employment at any time during such term.
     Compensation Committee
     During the fiscal year ended December 31, 2005, the Compensation and Stock Option Committee of the Company (the “Compensation Committee”) consisted of James D. Pace and Gilbert N. Segel, each of whom was a non-employee director of the Company and a “disinterested person” with respect to the plans administered by such committee, as such term is defined in Rule 16b-3 adopted under the Exchange Act and the rules and regulations thereunder. Each of Messrs. Pace and Segal resigned from the Board of Directors on and effective as of

December 19, 2005 and such positions remain vacant. The Compensation Committee is charged with reviewing and approving annual salaries, bonuses and other forms and items of compensation for senior officers and employees of the Company. Except for plans that are, in accordance with their terms or as required by law, administered by the Board of Directors or another particularly designated group, the Compensation Committee is also charged with administering and implementing all of the Company’s stock option and other stock-based and equity-based benefit plans (including performance-based plans), recommending changes or additions to those plans, and reporting to the Board of Directors on compensation matters. The Compensation Committee held no meetings in 2005. To the extent required by law, a separate committee of disinterested parties administers the 1996 Incentive Plan. As of April 22, 2006, the only remaining employee of the Company is Mr. Mandell. No Compensation Committee interlock relationships existed in 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of April 14, 2006 or which can be acquired within sixty (60) days of April 14, 2006 by (i) each person known by management to beneficially own more than five percent (5%) of the Company’s outstanding common stock, (ii) each of the Company’s directors and executive officers, and (iii) all executive officers and directors as a group. On April 14, 2006, there were 48,763,383 shares of Common Stock outstanding.

	AMOUNT AND NATURE
	OF	PERCENT
	BENEFICIAL	OF
NAME OF BENEFICIAL OWNER	OWNERSHIP	CLASS
Carlo Civelli(1)(2)	5,763,780	11.75%
Henry Mandell(1)(3)	2,212,875	4.4%
All directors and executive officers as a group (2 persons)(1)(2)(3)	7,976,655	16.15%

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Carlo Civelli controls Clarion Finanz AG, a non-reporting investment company. Holdings of Mr. Civelli and Clarion Finanz AG are combined, and include all shares of the Company held of record or beneficially by them, and all additional shares over which he either currently exercises full or partial control, without duplication through attribution. Includes 300,000 options held by Mr. Civelli, all of which are vested and currently exercisable. Mr. Civelli’s address is Gerberstrasse 5, 8023 Zurich, Switzerland.

(3)	Includes 1,550,000 options held by Mr. Mandell, of which all are vested and are exercisable at various prices from $0.05 to $0.30. This includes options granted on February 21, 2005, and exercisable at $0.10 per share, relating to the extension of Mr. Mandell’s employment agreement. The options have varying expiration dates of which the final such expiration date is February 21, 2010.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to		future
	be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,100,000 (1)	$0.10 (1)	2,776,339
Equity compensation plans not approved by security holders	0	0	0
Total	2,100,000		2,776,339

(1)	Represents options to acquire the Company’s common stock under the Company’s 1995 Stock Option Plan (the “1995 Plan”) and 1996 Incentive Plan approved by the Company’s stockholders in 1995 and 1996, respectively. The 1995 Plan authorizes grants of options to purchase authorized but unissued common stock in an amount of up to ten percent (10%) of total common shares outstanding at each calendar quarter or, 4,876,339 as of December 31, 2005. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable as determined by the Compensation Committee on date of grant. The 1996 Plan supplements the 1995 Plan by allowing for stock appreciation, incentive shares and similar accruals aggregating not more than the equivalent of 500,000 shares and the re-grant of any performance shares that become available for re-grant. The 1995 Stock Option Plan expired in June 2005 and no new options were granted after that date.
Item 13. Certain Relationships and Related Transactions.
     Except for Mr. Mandell’s employment arrangements with the Company described above, during fiscal 2005, the Company was not a party to any transaction in which the amount involved exceeded $60,000 and in which any director, executive officer, security holder of more than five percent (5%) of the Company’s voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.
     The following summarizes the fees paid to Farber & Hass LLP, the principal accountant for the audit of the Company’s annual financial statements for the two fiscal years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Audit Fees (1)	$24,815	34,865
Audit Related Fees (2)	$10,050
Tax Fees (3)	6,895	6,895
All Other Fees	—	—

Total Fees	$41,760	41,760

(1)	Audit Fees are fees for professional services rendered for the annual audit, the reviews of the Company’s financial statements included in Form 10-Qs and services normally provided in connection with statutory and regulatory filings.

(2)	Audit Related Fees are for assurance and related services that are reasonably related to the performance of the fiscal 2005 audit and not reported under Audit Fees.

(3)	Tax Fees are fees for professional services rendered for tax compliance, tax planning and tax advice.
     Although the Audit Committee has not adopted policies and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent auditor, Farber & Hass LLP, the charter of the Audit Committee requires that the Audit Committee pre-approve the engagement of the auditor to perform all proposed audit, review and attest services, as well as engagements to perform any proposed permissible non-audit services. The pre-approval of services was delegated to the Company’s Chief Financial Officer with the decision to be reported to the Audit Committee and ratified at its next scheduled meeting. One hundred percent of the auditors’ fees were pre-approved by the Audit Committee during the last fiscal year. Based on the fact that the Audit Committee has no members at present, the Company’s Board of Directors will be responsible for serving in the capacity of the Audit Committee and approving audit and non-audit services to be rendered by the Company’s independent auditor until such time, if any, as members may be appointed to the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)(3) Exhibits
     The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index:

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: April 28, 2006

SPATIALIZER AUDIO LABORATORIES, INC.

By:	/s/Henry R. Mandell

Henry R. Mandell
Chairman & Secretary
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Carlo Civelli	April 28, 2006

Carlo Civelli, Director

/s/Henry R. Mandell	April 28, 2006

Henry R. Mandell,
Director, Chairman of the Board and
Secretary (Principal executive officer and
principal financial officer)