Form 10-Q
period 2006-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2006-05-15
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: March 31, 2006
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	accelerated filer ☐	non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐                      No ☑
As of April 23, 2006, there were 48,763,383 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$352,337	$550,633
Accounts Receivable, net	95,365	155,233
Prepaid Expenses and Deposits	16,210	34,104

Total Current Assets	463,912	739,970

Fixed Assets
Accumulated Depreciation

Property and Equipment, net	14,337	18,403
Intangible Assets, net	132,972	138,548

Total Assets	$611,221	$896,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	—	10,443
Accounts Payable	8,966	14,195
Accrued Wages and Benefits	15,140	48,095
Accrued Professional Fees	—	34,000
Accrued Commissions	42,105	31,917
Accrued Expenses	1,000	40,869

Total Current Liabilities	67,211	179,519

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 48,763,383 shares issued and outstanding at March 31, 2006 and December 31, 2005	469,772	469,772
Additional Paid-In Capital	46,430,030	46,430,030
Accumulated Deficit	(46,355,792)	(46,182,400)

Total Shareholders’ Equity	544,010	717,402

	$611,221	$896,921

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES , INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	March 31,	March 31,
	2006	2005
Revenues:
Royalty Revenues	$100,488	$331,950
Cost of Revenues	10,189	33,872

Gross Profit	90,299	298,078
Operating Expenses:
General and Administrative	118,367	151,201
Research and Development	144,901	99,290
Sales and Marketing	1,241	39,253

	264,509	289,744

Operating (Loss)	(174,210)	8,334

Interest and Other Income	3,219	2,920
Interest and Other Expense	—	(1,240)

	3,219	1,680

Income (Loss) Before Income Taxes	(170,991)	10,014

Income Taxes	2,400	—

Net Income (Loss)	$(173,391)	$10,014
Basic and Diluted Earnings Per Share	$(0.00)	$0.00

Weighted Average Shares Outstanding	48,763,383	46,975,365

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$(173,391)	$10,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	9,641	17,262
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	59,868	155,102
Prepaid Expenses and Deposits	17,894	34,476
Accounts Payable	(5,229)	7,365
Accrued Wages and Benefits	(32,955)	(3,660)
Accrued Professional Fees	(34,000)	(20,000)
Accrued Commissions	10,188	(14,650)
Accrued Expenses	(39,869)	3,500
Deferred Revenue	—	(156,558)

Net Cash Provided By (Used In) Operating Activities	(187,853)	32,851

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	—	(3,865)
Increase in Capitalized Patent and Technology Costs	—

Net Cash Provided By (Used in) Investing Activities	—	(3,865)
Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	(10,443)	(26,237)

Net Cash Provided by Financing Activities	(10,443)	(26,237)

Increase (Decrease) in Cash and Cash Equivalents	(198,296)	2,749

Cash and Cash Equivalents, Beginning of Period	550,633	871,155

Cash and Cash Equivalents, End of Period	$352,337	$873,904

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$1,240
Income Taxes	2,400	—

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares				Total
	Number of		Additional	Accumulated	Shareholders’
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2005	48,763,383	$469,772	$46,430,030	$(46,182,400)	$717,402

Net Income	—	—	—	(173,391)	(173,391)

Balance, March 31, 2006	48,763,383	$469,772	$46,430,030	$(46,355,791)	$544,011

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
     On January 10, 2006, Spatializer Audio Laboratories, Inc. announced that it will hold an open auction for the sale of substantially all of the assets, subject to stockholder approval. The Board of Directors of the company decided that it is in the best interest of the stockholders to hold an open auction for the acquisition of the assets of the company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets.
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.
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
     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At March 31, 2006 substantially all cash and cash equivalents were on deposit at two financial institutions.
     At March 31, 2006, three customers, not presented in the order of importance, Matsushita, Sharp and Funai, accounted for 37%, 34% and 20% respectively of our. accounts receivable. At March 31, 2005, two major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita and Sharp. One OEM accounted for 15% and one accounted for 12% of our total accounts receivable The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. Due to the contractual nature of sales agreements and historical trends, no allowance for doubtful accounts has been provided.
     The Company does not apply interest charges to past due accounts receivable.
     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 100% of total sales in the year to date periods ended March 31, 2006 and 2005, respectively. Approximately 100% of sales were generated in Japan in the three months ended March 31, 2006.
     Major Customers — During the quarter ended March 31, 2006, three customers, Sharp, Funai and Matsushita, not presented in order of importance, accounted for 37%, 34% and 20% of the Company’s revenue in the quarter ended March 31. 2006. During the quarter ended March 31, 2005, three customers, Samsung, Sharp and Matsushita, not presented in order of importance, accounted for 47%, 15% and 12% of the Company’s net sales.
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
     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2006 and 2005 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2006	2005
Options	2,160,000	3,135,000
Warrants	0	0

	2,160,000	3,135,000
     Stock Option Plan — On January 1, 2006 the Company adopted SFAS 123R “Share Based Payments. No options were granted in the quarter ended March 31, 2006.
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
     Recent Accounting Pronouncements -
In May 2005 the FASB issued SFAS 154 “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. The Company adopted this Statement as required on January 1, 2006.
     The Company believes the adoption of this pronouncement will not have a material effect on the Company’s financial position, results from operations or cash flows.
     Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
     Fair Value of Financial Instruments — The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2005 and March 31, 2006 approximated fair value due to their short maturity or nature.
(3) Property and Equipment
     Property and equipment, as of December 31, 2005 and March 31, 2006, consists of the following in accordance with application of SFAS 144:

	March 31, 2006	December 31, 2005
Office Computers, Software, Equipment and Furniture	$337,144	$337,145
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7,000	7,000

	March 31, 2006	December 31, 2005
Total Property and Equipment	637,531	637,531
Less Accumulated Depreciation and Amortization	623,194	619,128

Property and Equipment, Net	$14,337	$18,403

(4) Intangible Assets
     Intangible assets, as of December 31, 2005 and March 31, 2006 consist of the following:

	March 31, 2006	December 31, 2005
Capitalized Patent, Trademarks and Technology Costs	$525,695	$525,695
Less Accumulated Amortization	392,723	387,147

Intangible Assets, Net	$132,972	$138,548

     Estimated amortization is as follows:

2006	$16,702
2007	$16,702
2008	$16,702
2009	$16,702
Thereafter	$66,164
(5) Notes Payable
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. The balance was paid off in full in March 2006.
(6) Shareholders’ Equity
     During the quarter ended March 31, 2006, shares were issued, cancelled or converted as follows:
Options to purchase 650,000 shares of common stock previously granted to two directors, at exercise prices of from $0.30 to $0.05, were cancelled in January 2006 upon thirty days after their resignations from the Company.
Capitalization
     Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board

of Directors Designated a Series B-1 Preferred Stock. The series had a par value of $0.01 and a stated value of $10.00 per share US and was designated as a liquidation preference. The stock ranked prior to the Company’s common stock. No dividends were to be paid on the Series B-1 Preferred Stock. Conversion rights vested on January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula based on an average closing share price, subject to a floor of $0.56 and a ceiling of $1.12. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading existed based on date sensitive events based on the Company’s Insider Trading Policy. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock. In 2004, the Company reflected the issuance of 15,384 shares of Series B-1 Convertible Preferred Stock that was originally recorded in Additional Paid in Capital. This resulted in a reclassification of $154 to Convertible Preferred Stock from APIC. In December 2005, the Company, as stipulated by the related Subscription Agreement, forced the conversion of all outstanding Series B-1 Preferred Stock into Restricted Common Stock at the minimum conversion price of $.56 per share. This resulted in the issuance of 1,788,018 Common Stock shares.
(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,876,339 as of March 31, 2006. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.
     Options to purchase 650,000 shares of common stock were cancelled in the quarter ended March 31, 2006 to two former directors as a result of their resignation form the Board of Directors, per the Plan requirements.

			WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2003	2,540,000	3,035,000	$0.18
Options granted		200,000	$0.09
Options exercised		—	—
Options forfeited		(600,000)	$0.43

Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31

Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(650,000)	$0.10

Options outstanding at March 31, 2006	2,076,666	2,160,000	$0.10

     The per share weighted-average fair value of stock options granted during 2005 was

$0.04, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 5 years.
     At March 31, 2006, the number of options exercisable was 2,160,000 and the weighted-average exercise price of those options was $0.10.
     There were no warrants outstanding at December 31, 2005 or March 31, 2006.
(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at March 31, 2006 for all operating leases were approximately $20,000 through December 2006.There is no continuing lease obligation after that date.Rent expense amounted to approximately $9,000 and $8,000 for the quarters ended March 31, 2006 and 2005, respectively.
(9) Profit Sharing Plan
     The Company has a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company may elect to make discretionary contributions to the Plan, but has never done so over the life of the Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report.
Executive Overview
     Revenues for the three months ended March 31, 2006 were $100,000, compared to revenues of $332,000 in the comparable period last year, a decrease of 70%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms. A key issue discussed is our ability to obtain revenue traction when traditional revenue sources are eroding, while being replaced by new revenue sources.
     Net loss in the three months ended March 31, 2006 was $173,000, $0.00 basic per share, compared with net income of $10,000, $0.00 basic and diluted per share, in the comparable period last year. A key issue discussed is management’s efforts to increase revenues while managing overhead and maintaining competitiveness during revenue source transition to new markets for the Company.
     At March 31, 2006, we had $352,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash resulted from the net loss, a decrease in accounts payable and a decrease in notes payable, partially offset by a decrease in accounts receivable. We had working capital of $397,000 at March 31, 2006 as compared with working capital of $560,000 at December 31, 2005.
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
Operating Environment
     We operate in a very competitive business environment. This environment impacts us in various ways, some of which are discussed below which such items are further discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
We have experienced a loss from operations in four of the last five years. We experienced losses in the last two years. While our objective and full effort has been on managing a profitable business, due to the market conditions and factors outlined in this Quarterly Report on Form 10-Q and their impact on fluctuations in operating expenses and revenues, we no longer believe that we will be able to generate a positive profit position in any given future period, nor do we believe that is feasible. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability. We cannot, because of market and business conditions, rely on the sale of shares or on debt financings in the future. Further, we do not believe that debt or equity financing will be available as required and as such, have decided to try to sell the assets of the Company.
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
Revenues
     Revenues for the three months ended March 31, 2006 were $100,000, compared to revenues of $332,000 in the comparable period last year, a decrease of 70%. Revenues in the three months ended March 31, 2006 were lower due to end-of-life on license programs and no recognition of deferred revenue, which had been recognized in the comparable period last year. There were no new licensing programs to offset the shortfall in the current period, nor were their prospects for such programs in the future based on our resources.
Gross Profit
     Gross profit for the three months ended March 31, 2006 was $90,000 (90% of revenue) compared to gross profit of $298,000 (90% of revenue) in the comparable period last year, a decrease of 70%. Gross profit in the three month period decreased due to the decrease in revenue.
Operating Expenses
     Operating expenses in the three months ended March 31, 2006 were $265,000 (265% of revenue) compared to operating expenses of $290,000 (87% of revenue) in the comparable period last year, a decrease of 9%. The decrease in operating expenses for the three months ended March 31, 2006 resulted primarily from decreased sales and marketing and executive expenses, as the CEO left his position in January 2006. This was partially offset by a final engineering fee payments to outside application developers and service time bonus to the principal engineer.
General and Administrative
     General and administrative expenses in the three months ended March 31, 2006 were $118,000 (118% of revenue) compared to general and administrative expenses of $151,000 (45% of revenue) in the comparable period last year, a decrease of 22%. The decrease in general and administrative expense for the three month periods resulted primarily from the vacancy in the CEO position and no sales related travel for the CEO. This was partially offset by slightly higher occupancy expense due to a rent increase and higher legal expenses related to preparation for the auctioning of company assets.
Research and Development
     Research and Development expenses in the three months ended March 31, 2006 were $145,000 (145% of revenue) compared to research and development expenses of $99,000 (30% of revenue) in the comparable period last year, an increase of 46%. The increase in three month research and development expenses resulted from final settlement for work by an off-shore applications engineering firm and service time bonus to the principal engineer.

Sales and Marketing
     Sales and Marketing expenses in the three months ended March 31, 2006 were $1,000 (1% of revenue) compared to sales and marketing expenses of $39,000 (12% of revenue) in the comparable period last year, a decrease of 979%. The decrease in sales and marketing expense in the three and month period resulted from no executive travel due to the vacancy in the CEO position.
Net Income (Loss)
     Net loss in the three months ended March 31, 2006 was $173,000, $0.00 basic per share, compared with net income of $10,000, $0.00 basic and diluted per share, in the comparable period last year. The net loss resulted from decreased revenues, partially offset by lower operating expenses.
     At March 31, 2006, we had $352,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash resulted from the net loss, a decrease in accounts payable and a decrease in notes payable, partially offset by a decrease in accounts receivable. We had working capital of $397,000 at March 31, 2006 as compared with working capital of $560,000 at December 31, 2005.
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
     Future payments due under operating lease obligations as of March 31, 2006 are described below:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations	$20,000	$20,000
Purchase Obligations
Total	$20,000	$20,000
     In the event the Company is to be wound up and dissolved the Company would attempt to settle these amounts, negotiate early termination, or pay the remaining obligation if cash resources permitted.
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
Net Operating Loss Carry forwards
     At March 31, 2006, we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2014. Approximately $21,700,000 of these net operating loss carry forwards is subject to an annual limitation of approximately $1,000,000.
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
Item 4. Controls and Procedures
     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chairman of the Board, in performing the functions of the principal executive and principal financial officers of the Company, concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective to ensure that information required to be disclosed by the Company in reports which it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure . There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 6, 2006 we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities or repurchases during the period covered by this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

2.1*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999(Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement

10.4*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.5*	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.6*	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.7*	Lease for Office and Research Center in San Jose, CA. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.8*	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

31	Rule 13a-14(a)/15d-14(a) Certification

32**	Section 1350 Certification

*	Previously filed

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 13, 2006

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board and Secretary (Principal Executive, Financial and Accounting Officer)