Form 10-Q
period 2006-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2006-08-14
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: June 30, 2006
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
Large accelerated filer ☐       accelerated filer ☐       non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐  No☑
As of August 6, 2006, there were 48,763,383 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$297,247	$550,633
Accounts Receivable, net	84,020	155,233
Prepaid Expenses and Deposits	61,936	34,104

Total Current Assets	443,203	739,970

Property and Equipment, net	10,271	18,403
Intangible Assets, net	142,410	138,548

Total Assets	$595,884	$896,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	33,846	10,443
Accounts Payable	25,158	14,195
Accrued Wages and Benefits	3,706	48,095
Accrued Professional Fees	10,000	34,000
Accrued Commissions	35,428	31,917
Accrued Expenses	6,724	40,869

Total Current Liabilties	114,862	179,519

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 48,763,383 shares issued and outstanding at June 30, 2006 and December 31, 2005	469,772	469,772
Additional Paid-In Capital	46,430,030	46,430,030
Accumulated Deficit	(46,418,780)	(46,182,400)

Total Shareholders’ Equity	481,022	717,402

	$595,884	$896,921

See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues:
Royalty Revenues	$92,868	$428,912	$193,356	$760,863
Cost of Revenues	9,288	42,890	19,477	76,762

Gross Profit	83,580	386,022	173,879	684,101
Operating Expenses:
General and Administrative	130,766	189,723	249,133	340,924
Research and Development	12,839	83,358	157,740	182,649
Sales and Marketing	—	56,201	1,241	95,454

	143,605	329,282	408,114	619,027

Operating Income (Loss)	(60,025)	56,740	(234,235)	65,074
Interest and Other Income	1,702	3,696	4,921	6,616
Interest and Other Expense	(2,266)	(2,870)	(2,266)	(4,110)

	(564)	826	2,655	2,506

Income (Loss) Before Income Taxes	(60,589)	57,566	(231,580)	67,580

Income Taxes	(2,400)	—	(4,800)	—

Net Income (Loss)	$(62,989)	$57,566	$(236,380)	$67,580

Basic and Diluted Earnings Per Share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Shares Outstanding	48,763,383	46,975,365	48,763,383	46,975,365

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$(236,380)	$67,580
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	19,283	28,603
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	71,213	145,327
Prepaid Expenses and Deposits	(27,832)	4,219
Accounts Payable	10,963	(47,427)
Accrued Wages and Benefits	(44,389)	(10,519)
Accrued Professional Fees	(24,000)	(10,000)
Accrued Commissions	3,511	(2,847)
Accrued Expenses	(34,145)	1,000
Deferred Revenue	—	(313,116)

Net Cash Provided By (Used In) Operating Activities	(261,776)	(137,180)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	—	(5,477)
Increase in Capitalized Patent and Technology Costs	(15,013)	—

Net Cash Provided By (Used in) Investing Activities	(15,013)	(5,477)

Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	23,403	838

Net Cash Provided by Financing Activities	23,403	838

Increase (Decrease) in Cash and Cash Equivalents	(253,386)	(141,819)

Cash and Cash Equivalents, Beginning of Period	550,633	871,155

Cash and Cash Equivalents, End of Period	$297,247	$729,336

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$6,766
Income Taxes	4,800	—

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares				Total
	Number of		Additional	Accumulated	Shareholders'
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2005	48,763,383	$469,772	$46,430,030	$(46,182,400)	$717,402

Net (Loss)	—	—	—	(173,391)	(173,391)

Balance, March 31, 2006	48,763,383	$469,772	$46,430,030	$(46,355,791)	$544,011

Net (Loss)				(62,989)	$(62,989)

Balance, June 30, 2006	48,763,383	$469,772	$46,430,030	$(46,418,780)	$481,022

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
     On January 10, 2006, Spatializer Audio Laboratories, Inc. announced that it will hold an open auction for the sale of substantially all of the assets, subject to stockholder approval. The Board of Directors of the Company decided that it is in the best interest of the stockholders to hold an open auction for the sale of the assets of the Company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets.
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with U.S. generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.
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

     Deferred Revenue - The Company receives royalty fee advances from certain customers in accordance with contract terms. The Company does not require advances from all customers. Advances are negotiated on a per contract basis. Cash received in advance of revenue earned from a contract is recorded as deferred revenue until the related contract revenue is earned under the Company’s revenue recognition policy.
     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At June 30, 2006 substantially all cash and cash equivalents were on deposit at two financial institutions.
     At June 30, 2006, three customers, not presented in the order of importance, Orion, Sharp and Funai, accounted for 40%, 20% and 12% respectively of our accounts receivable. At June 30, 2005, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Intervideo and Sharp. One OEM accounted for 48%, one accounted for 18% and one accounted for 11% of our total accounts receivable The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. Due to the contractual nature of sales agreements and historical trends, no allowance for doubtful accounts has been provided.
     The Company does not apply interest charges to past due accounts receivable.
     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 89% of total sales in the year to date periods ended June 30, 2006 and 2005, respectively. Approximately 100% of sales were generated in Japan in the six months ended June 30, 2006.
     Major Customers — During the quarter ended June 30, 2006, three customers, Sharp, Funai and Orion, not presented in order of importance, accounted for 36%, 18% and 14% of the Company’s revenue in the quarter ended June 30. 2006. During the quarter ended June 30, 2005, two customers, Samsung and Matsushita, not presented in order of importance, accounted for 44% and 37% of the Company’s net sales.
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
     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended June 30, 2006 and 2005 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2006	2005
Options	2,000,000	2,960,000
Warrants	0	0

	2,000,000	2,960,000
     Stock Option Plan — On January 1, 2006 the Company adopted SFAS 123R “Share Based Payments. No options were granted in the quarter ended June 30, 2006.
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
     Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2005 and June 30, 2006 approximated fair value due to their short maturity or nature.
(3) Property and Equipment
     Property and equipment, as of December 31, 2005 and June 30, 2006, consists of the following in accordance with application of SFAS 144:

		December 31,
	June 30, 2006	2005
Office Computers, Software, Equipment and Furniture	$337,144	$337,145
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	0	7,000

Total Property and Equipment	630,531	637,531
Less Accumulated Depreciation and Amortization	620,260	619,128

Property and Equipment, Net	$10,271	$18,403

(4) Intangible Assets
     Intangible assets, as of December 31, 2005 and June 30, 2006 consist of the following:

	June 30,	December 31,
	2006	2005
Capitalized Patent, Trademarks and Technology Costs	$540,709	$525,695
Less Accumulated Amortization	398,299	387,147

Intangible Assets, Net	$142,410	$138,548

     Estimated amortization is as follows:

2006	$16,702
2007	$16,702
2008	$16,702
2009	$16,702
Thereafter	$66,164
(5) Notes Payable
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 13% annually, is paid in monthly installments of $4,835 that commenced on June 1, 2006 and continues for eight months until the entire balance of principal and interest is paid in full.
(6) Shareholders’ Equity
     During the quarter ended June 30, 2006, shares were issued, cancelled or converted as follows:
Options to purchase 160,000 shares of common stock previously granted to two directors and two employees, at an exercise price of $0.30 expired.
Options to purchase 650,000 shares of common stock were cancelled in the quarter ended June 30, 2006 to two former directors as a result of their resignation form the Board of Directors, per the Plan requirements.
Capitalization
     Series B-1 Redeemable Convertible Preferred Stock: On November 6, 2002 the Board

of Directors Designated a Series B-1 Preferred Stock. The series had a par value of $0.01 and a stated value of $10.00 per share US and was designated as a liquidation preference. The stock ranked prior to the Company’s common stock. No dividends were to be paid on the Series B-1 Preferred Stock. Conversion rights vested on January 1, 2003 to convert the Series B-1 Preferred Stock to common at a certain formula based on an average closing share price, subject to a floor of $0.56 and a ceiling of $1.12. The Series B-1 Preferred Stock has no voting power. Certain restrictions on trading existed based on date sensitive events based on the Company’s Insider Trading Policy. In December 2002, 87,967 shares of Series B-1 Preferred Stock were issued in exchange for the Series B Preferred Stock and 14,795 shares were issued in lieu of the adjusted accrued dividends on the Series B Preferred Stock. In 2004, the Company reflected the issuance of 15,384 shares of Series B-1 Convertible Preferred Stock that was originally recorded in Additional Paid in Capital. This resulted in a reclassification of $154 to Convertible Preferred Stock from APIC. In December 2005, the Company, as stipulated by the related Subscription Agreement, forced the conversion of all outstanding Series B-1 Preferred Stock into Common Stock at the minimum conversion price of $.56 per share. This resulted in the issuance of 1,788,018 Common Stock shares.
(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,876,339 as of June 30, 2006. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

			WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2003	2,540,000	3,035,000	$0.18
Options granted		200,000	$0.09
Options exercised		—	—
Options forfeited		(600,000)	$0.43

Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31

Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(810,000)	$0.14

Options outstanding at June 30, 2006	2,076,666	2,000,000	$0.09

     The per share weighted-average fair value of stock options granted during 2005 was $0.04, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 5 years.

     At June 30, 2006, the number of options exercisable was 2,000,000 and the weighted-average exercise price of those options was $0.09.
     There were no warrants outstanding at December 31, 2005 or June 30, 2006.
(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at June 30, 2006 for all operating leases were approximately $13,000 through December 2006. There is no continuing lease obligation after that date. Rent expense amounted to approximately $9,000 and $8,000 for the quarters ended June 30, 2006 and 2005, respectively.
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
Executive Overview
     We have experienced a loss from operations in four of the last five fiscal years. In December 2005 our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appear not to be sustainable in the future. In December 2005, two of our three independent directors resigned and Henry Mandell, our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged an investment banking firm to assist us in this endeavor.
     On January 10, 2006, the Company announced that it would hold an open auction for the sale of substantially all of its assets. The Board of Directors decided that it is in the best interests of the stockholders to hold an open auction for the sale of the assets of the Company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets. The consummation of any of such transactions will be subject to approval by the stockholders of the Company. Following such transaction, it is currently anticipated that the Company would be wound up and dissolved.
     The Company received non-conforming bids for such assets on the February 15, 2006 deadline. The Board of Directors extended the auction period to March 10, 2006, to provide bidders and other interested parties additional time to clarify their offers and perform due diligence, as well as to solicit additional offers. To date, negotiations have continued with auction participants who submitted bids by March 10, 2006, but the Company has not entered into any definitive agreements with any bidder for such a sale.
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
     Revenues for the three months ended June 30, 2006 were $93,000, compared to revenues of $429,000 in the comparable period last year, a decrease of 78%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms. A key issue discussed below is our ability to obtain revenue traction when traditional revenue sources are eroding, during the period in which the Company is attempting to sell its assets.
     Net loss in the three months ended June 30, 2006 was $63,000, $0.00 basic per share, compared with net income of $58,000, $0.00 basic and diluted per share, in the comparable period last year. A key issue discussed is management’s unsuccessful efforts to increase revenues while managing overhead and maintaining competitiveness during revenue source transition to new markets for the Company.
     At June 30, 2006, we had $297,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash resulted primarily from the net loss. We had working capital of $328,000 at June 30, 2006 as compared with working capital of $560,000 at December 31, 2005.
     A key issue is the Company’s ability to generate positive cash flow, or if needed, raise additional capital to fund its business. Such funding has proven to be unattainable.
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
The PC and consumer electronics markets are under intense pressure, primarily from retailers, to reduce selling prices, with resultant pressure to reduce costs. In addition, certain of our competitors appear to be pursuing a business plan that disregards commercially reasonable pricing to achieve a larger market penetration even if the penetration will not provide for viable margins or returns. Cost reductions are driven by lower cost sourcing, often in China, design simplification and reduction in or substitution of features. Therefore, we have been seeking commercial acceptance of our products in highly competitive markets. We responded by offering additional products targeted to each price and quality segment of the market, more aggressively priced and feature enriched our products and entered new segments, such as cell phones, with different competitive pressure. Our value proposition that stressed the cost reducing capabilities of our audio solutions through improved performance from lower cost components as well as product differentiation failed to resonate with our targeted customers in this highly competitive environment. The result was the elimination of features, including ours, to reduce cost. There is no assurance that our present or contemplated future products or a repositioned value proposition will achieve or maintain sufficient commercial acceptance, or if they do, that functionally equivalent products will not be developed by current or future competitors or customers who had access to significantly greater resources or which are willing to “give away” their products.
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
Therefore, when reviewing the operating results or drawing conclusions with regard to future performance, these competitive forces and uncertainties must be taken into consideration. Though there is no absolute long-term visibility, it is likely that our operations would fail if we attempted to continue long-term in this environment. Hence, the Company’s Board of Directors decided to attempt to sell the assets of the Company and liquidate the business, subject to stockholders’ approval.
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
The third critical accounting policy relates to our long-lived assets. The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the assets. Our intangible assets consist primarily of patents. We capitalize all costs directly attributable to patents and trademarks, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the asset (which range from 3 to 20 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing. Management believes based on the preliminary results of its auction bids that the net carrying value of its assets exceeds the current carrying value.
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
Key Components of the Financial Statements and Important Trends
     The financial statements, including the Consolidated Balance Sheets, the Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity, should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.
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
Revenues
     Revenues decreased to $93,000 for the quarter ended June 30, 2006 compared to $429,000 for the quarter ended June 30, 2005, a decrease of 78%. Revenues in the six months ended June 30, 2006 were $193,000, compared to revenues of $761,000 in the comparable period last year, a decrease of 75%. Revenues in the three and six months ended June 30, 2006 decreased due to end of life of a mobile telephone license and the recognition, in the prior year, of deferred revenue on a royalty prepayment received in the third quarter of 2004 and the suspension of day-to-day operations during the process of attempting to sell the assets of the company, including cessation of ongoing sales activities.
Gross Profit
     Gross profit for the three months ended June 30, 2006 was $83,000 (90% of revenue) compared to gross profit of $386,000 (90% of revenue) in the comparable period last year, a decrease of 78%. Gross profit for the six months ended June 30, 2006 were $174,000 (90% of revenue) compared to $684,000 (90% of revenue) in the comparable period last year. Gross profit in the three and six-month periods decreased due to decreased revenue. Gross margins held steady in both periods, reflecting the standard 10% commission to international representatives on all royalty receipts
Operating Expenses
     Operating expenses in the three months ended June 30, 2006 were $144,000 (155% of revenue) compared to operating expenses of $329,000 (77% of revenue) in the comparable period last year, a decrease of 56%. Operating expenses in the six months ended June 30,

2006 were $408,000 (211% of revenue) compared to $619,000 (81% of revenue) in the comparable six-month period last year. The decrease in operating expenses for the three and six months ended June 30, 2006 resulted primarily from personnel and operating reductions resulting from the suspension of day-to-day operations during the process of attempting to sell the assets of the Company, with the goal of conserving cash.
General and Administrative
     General and administrative expenses in the three months ended June 30, 2006 were $131,000 (141% of revenue) compared to general and administrative expenses of $190,000 (44% of revenue) in the comparable period last year, a decrease of 31%. General and administrative expenses in the six months ended June 30, 2006 were $249,000 (268% of revenue) compared to $341,000 (45% of revenue) in the comparable six month period last year. The decrease in general and administrative expense for the three and six month periods resulted primarily from the elimination of the CEO position and related corporate travel expenses and the suspension of day-to-day operations during the process of attempting to sell the assets of the Company .
Research and Development
     Research and Development expenses in the three months ended June 30, 2006 were $13,000 (14% of revenue) compared to research and development expenses of $83,000 (19% of revenue) in the comparable period last year, a decrease of 84%. The decrease in the current period results from the resignation of the principal engineer in the quarter and suspension of all development work. Research and Development expenses for the six months ended June 30, 2006 were $158,000 (82% of revenue) compared to $183,000 (24% of revenue) in the comparable six month period last year. The decrease in the six month research and development expenses resulted from the elimination of an in-house applications engineering position, the resignation of the principal engineer in May 2006 and the suspension of day-to-day operations during the process of attempting to sell the assets of the Company.
Sales and Marketing
     Sales and Marketing expenses in the three months ended June 30, 2005 were nil (0% of revenue) compared to sales and marketing expenses of $56,000 (13% of revenue) in the comparable period last year. Sales and Marketing expenses for the six months ended June 30, 2006 were $1,000 (1% of revenue) compared to $95,000 (12% of revenue) in the comparable six month period last year. The decrease in sales and marketing expense in the three and six month periods resulted from the suspension of all travel and selling activities during the process of attempting to sell the assets of the Company, with the resignation of the CEO who performed this function as among his duties.
Net Income (Loss)
     Net loss in the three months ended June 30, 2006 was ($63,000), ($0.00) basic per share, compared with net income of $58,000, $0.00 basic per share in the comparable period last year. Net loss in the six months ended June 30, 2006 was ($236,000), ($0.00) basic per share, compared with net loss of $68,000, $0.00 basic per share in the comparable period last year. Net Income resulted from increased revenues.

Liquidity and Capital Resources
     At June 30, 2006, we had $297,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash and cash equivalents results primarily from the net loss. We had working capital of $328,000 at June 30, 2006 as compared with working capital of $560,000 at December 31, 2005. Working capital decreased due to the funding of net operating losses.
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

     Future payments due under operating lease obligations as of June 30, 2006 are described below:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations	$13,000	$13,000
Purchase Obligations
Total	$13,000	$13,000
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
Net Operating Loss Carry forwards
     At June 30, 2006, we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2014. Approximately $21,700,000 of these net operating loss carry forwards is subject to an annual limitation of approximately $1,000,000.
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
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at June 30, 2006. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4. Controls and Procedures
     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chairman of the Board, in performing the functions of the principal executive and principal financial officers of the Company, concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective to ensure that information required to be disclosed by the Company in reports which it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure .

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of August 6, 2006 we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
ITEM 1A. RISK FACTORS
     Our Board of Directors has Determined it is in the Company’s and its Stockholders Best Interests to Attempt to Sell the Company’s Assets.
     As discussed above, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged an investment banking firm to assist us in this endeavor. There is no assurance that the Company will be able to negotiate an agreement for the sale of assets. There is no assurance that, if such an agreement is successfully negotiated, that such transaction will be approved by stockholders or consummated. If such sale and subsequent wind up and dissolution is not approved, the Board of Directors will be required to explore other alternatives for the Company and its business, including liquidation and dissolution.
     Further, Even if Such Transaction is Consummated, There is no Assurance that There will be Any Funds Available for Distribution to Stockholders.
     If we were to liquidate and dissolve, we cannot predict when or if we would be able to make a distribution to our stockholders. Any distributions after dissolution would be reduced by cash expenditures during the staged wind-down of our business, by expenses incurred in pursuing the sale transaction and other strategic alternatives, and by the ultimate amounts paid in settlement of our liabilities. Before authorizing any distribution to stockholders after dissolution, our Board of Directors would be required to make adequate provision to satisfy known and unknown claims against us, and our liability for those claims may extend for a substantial period of time in the future. As a result, there can be no assurance that we would have sufficient cash available to make any distributions to stockholders after dissolution. If we were to have sufficient remaining cash to make distributions, a substantial period may elapse after dissolution before we would be able to make any such distribution to stockholders, and such distribution, if any, may be made in more than one installment over an extended period of time. Difficulties efficiently implementing our staged wind-down of business operations could reduce the amount of our remaining corporate assets.
     We May Continue to Incur the Expense of Complying with Public Company Reporting Requirements.

     We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 even though compliance with such reporting requirements is economically burdensome. If such a sale transaction is not completed and we were to liquidate and dissolve, then in order to curtail such expenses, after filing our certificate of dissolution upon stockholder approval of a plan of liquidation, we might seek relief from the SEC for a substantial portion of the periodic reporting requirements under that Act. There can be no assurance that we would be able to obtain such relief.
     We have Suspended Our Day-to-Day Business Operations.
     We currently have extremely limited personnel resources. The Chairman is the sole employee and serves on a limited part time basis, conducting Company business outside of normal business hours, as he is employed full-time elsewhere. We currently have zero employees and one bookkeeping consultant, and rely on our Chairman of the Board to represent the Company in asset sale and due diligence discussions, review recurring expenditures, disburse checks prepared by the outside consultant, financial statement preparation and meeting federal regulatory reporting requirements . If a sale transaction is not completed, it may be difficult for us to efficiently implement the staged wind-down of our business.
     We do not Currently Maintain an Independent Audit Committee or Compensation Committee.
     In December 2005, two of our three non-executive directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. From such time, we have had no members of our Audit Committee or Compensation Committee, with such functions being fulfilled by the remaining Board of Directors. The listing standards of the national securities exchanges and automated quotation systems require audit committees and compensation committees of the board of directors consist of independent members. However, we are not subject to the listing requirements of any national securities exchange or quotation system and therefore exempt from such requirements.
     Mr. Mandell’s consulting arrangement was previously approved by the remaining member of the Board, with Mr. Mandell abstaining. In reviewing the consulting arrangement, the Board determined that the arrangement was fair to the corporation.
     Although we are exempt from regulations mandating an independent audit committee and compensation committee, and although all Board members have fiduciary obligations in fulfilling their duties, our shareholders may perceive a potential conflict of interest because of our lack of an independent audit committee.
     In addition to the other information set forth in this Quarterly Report, stockholders should also carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities or repurchases during the period covered by this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

2.1*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999(Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement

10.4*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5*	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.6*	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.7*	Lease for Office and Research Center in San Jose, CA. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.8*	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

31	Section 302 Certifications

32**	Section 1350 Certification

*	Previously filed

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 14, 2006

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board and Secretary (Principal Executive, Financial and Accounting Officer)