Form 10-Q
period 2006-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2006-11-14
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended: September 30, 2006
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       accelerated filer ☐       non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐      No ☑
As of October 26, 2006, there were 48,763,383 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$272,985	$550,633
Accounts Receivable, net	69,572	155,233
Prepaid Expenses and Deposits	46,937	34,104

Total Current Assets	389,494	739,970

Property and Equipment, net	6,205	18,403
Intangible Assets, net	136,833	138,548

Total Assets	$532,532	$896,921

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	24,176	10,443
Accounts Payable	18,367	14,195
Accrued Wages and Benefits	2,341	48,095
Accrued Professional Fees	22,500	34,000
Accrued Commissions	42,202	31,917
Accrued Expenses	2,998	40,869

Total Current Liabilities	112,584	179,519

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 46,975,365 shares issued and outstanding at September 30, 2006 and December 31, 2005	469,772	469,772
Additional Paid-In Capital	46,430,030	46,430,030
Accumulated Deficit	(46,479,854)	(46,182,400)

Total Shareholders’ Equity	419,948	717,402

	$532,532	$896,921

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues:
Royalty Revenues	$67,744	$270,914	$261,100	$1,031,777

	67,744	270,914	261,100	1,031,777
Cost of Revenues	6,774	12,752	26,251	89,514

Gross Profit	60,970	258,162	234,849	942,263
Operating Expenses:
General and Administrative	122,210	116,539	371,343	457,463
Research and Development	—	62,068	157,740	244,717
Sales and Marketing	—	45,356	1,241	140,810

	122,210	223,963	530,324	842,990

Operating (Loss)	(61,240)	34,199	(295,475)	99,273
Interest and Other Income	1,442	3,376	7,087	9,992
Interest and Other Expense	(2,000)	(1,030)	(4,266)	(5,140)

	(558)	2,346	2,821	4,852

Income (Loss) Before Income Taxes	(61,798)	36,545	(292,654)	104,125
Income Taxes	—	—	(4,800)	—

Net Income (Loss)	$(61,798)	$36,545	$(297,454)	$104,125

Basic and Diluted Earnings Per Share	$(0.00)	$0.00	$(0.01)	$0.00

Weighted Average Shares Outstanding	48,763,383	46,975,365	48,763,383	46,975,365

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$(297,454)	$104,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	28,926	37,789
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	85,661	138,359
Prepaid Expenses and Deposits	(12,833)	28,660
Accounts Payable	4,172	(46,170)
Accrued Wages and Benefits	(45,754)	(5,506)
Accrued Professional Fees	(11,500)	2,500
Accrued Commissions	9,561	2,073
Accrued Expenses	(37,147)	(31,995)
Deferred Revenue		(391,395)

Net Cash Provided By (Used In) Operating Activities	(276,368)	(161,560)

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	—	(5,277)
Increase in Capitalized Patent and Technology Costs	(15,013)	—

Net Cash Provided By (Used in) Investing Activities	(15,013)	(5,277)
Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	13,733	(29,891)

Net Cash Provided by Financing Activities	13,733	(29,891)

Increase (Decrease) in Cash and Cash Equivalents	(277,648)	(196,728)

Cash and Cash Equivalents, Beginning of Period	550,633	871,155

Cash and Cash Equivalents, End of Period	$272,985	$674,427

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,266	$5,140
Income Taxes	4,800

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common Shares				Total
	Number of		Additional	Accumulated	Shareholders'
	shares	Par value	paid-in-capital	Deficit	Equity
Balance, December 31, 2005	48,763,383	$469,772	$46,430,030	$(46,182,400)	$717,402
Net (Loss)	—	—	—	(172,667)	(172,667)

Balance, March 31, 2006	48,763,383	$469,772	$46,430,030	$(46,355,066)	$544,735

Net (Loss)				(62,989)	$(62,989)

Balance, June 30, 2006	48,763,383	469,772	46,430,030	(46,418,055)	481,746

Net (Loss)				(61,798)	$(61,798)

Balance, September 30, 2006	48,763,383	469,772	46,430,030	(46,479,854)	419,948

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1)	Sale of All or Substantially All of the Assets of Spatializer Audio Laboratories, Inc. and Desper Products, Inc. and Dissolution of Spatializer
     Spatializer has been a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology is incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 2025 Gateway Place, Suite 365 West Wing, San Jose, California 95110.
The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), has been in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues are generated from this subsidiary. Desper Products is the owner of certain technology which DTS desires to acquire. Desper Products is a California corporation incorporated in June 1986.
DTS, Inc. is a Delaware corporation and a leading provider of entertainment technology, products and services to the audio and image entertainment markets worldwide. DTS BVI is a British Virgin Island corporation and a wholly owned subsidiary of DTS.
          Background of the Sale of Assets and Dissolution
          Spatializer has been under acute market pressure since 2002. In 2002, a personal computer account began migrating to a totally new operating system, which did not include any audio enhancements. The migration was completed in 2003 and the former licensee chose not to include any audio software enhancements, including those from Spatializer. This account had accounted for approximately 40% of Spatializer’s annual revenues.
          In 2003, Spatializer experienced declining revenue from three major customers, primarily from the curtailment or cessation of use of its products by these customers. Two of these cases were in the DVD player market, where Spatializer historically had been strong. During 2003, the DVD player market became largely commoditized, resulting in intense pricing pressure and a steep decline in price and margins. Manufacturers were forced to strip out features, such as those offered by Spatializer, in order to compete. One of Spatializer’s accounts switched to outside sourcing and Spatializer was able to expand its relationship with their supplier to recapture most of that revenue. However, a major new design win Spatializer was projecting for the DVD market was cancelled due to these cost constraints.
          In 2004, the revenue mix by licensee platform was significantly different compared to the prior year. The decrease in revenue on the DVD and personal computer accounts previously discussed generated approximately 56% of total fiscal 2003 revenue, which was lost in 2004. These losses were partially offset by three new revenue sources in cellular phones, mobile audio semiconductors and personal computers and the expansion of an existing license relating to recordable DVD. Cellular phone, mobile audio and the personal computer markets had been targeted by Spatializer for replacing the losses in the DVD player category. Nevertheless, market pressures mounted and Spatializer was forced to substantially reduce overhead in order to remain liquid.
     In response to increased market competitiveness and Spatializer’s difficulty competing in this environment, in November 2002, the board of directors created a Special Committee to review certain strategic opportunities as they arise and to obtain additional information regarding such opportunities for consideration and evaluation by the board of directors. Through December 19, 2005, the Special Committee consisted of Messrs. Mandell, Pace and Segel. Spatializer hired an entity in late 2002 to provide investment banking services, paying such entity a $75,000 retainer fee. Over one hundred companies were contacted on Spatializer’s behalf but, after examining the potential opportunities that resulted therefrom, Spatializer decided that no such opportunities were viable. Spatializer ended its relationship with such investment banking entity in the second half of 2003 as a result of the unsuccessful effort, with no future financial obligation to such entity.
     In August 2005, Spatializer and Strategic Equity Group, Inc. (collectively, with its broker/dealer subsidiary, “SEG”) entered into a confidentiality agreement in connection with a possible investment banking services relationship.
     In October 2005, Spatializer and SEG entered into an agreement for investment banking services. Under the terms of that agreement, Spatializer engaged SEG for a one year period, on an exclusive basis, to provide Spatializer with services, including the identification of possible strategic, financial and foreign partners or purchasers. Per the terms of such agreement, SEG received an upfront payment of a non-refundable retainer in the amount of $25,000 and is entitled to payment of a “success fee” payable upon consummation of a sale transaction in an amount equal to the greater of (a) $250,000 or (b) the sum of 5% of the first $2,000,000 of consideration, 4% of the second $2,000,000, 3% of the third $2,000,000 and 2% of any amount in excess of $6,000,000. SEG is also entitled to reimbursement for reasonable actual out-of-pocket expenses for travel and other incidentals in an amount not to exceed $25,000. Spatializer is required to indemnify SEG for liabilities that SEG may suffer which arise from any breach of any representations or warranties in the investment banking services agreement, the breach of any covenant of Spatializer in that agreement or any instrument contemplated by that agreement, any misrepresentations in any statement or certificate furnished by Spatializer pursuant to that agreement or in connection with any sale transaction contemplated by that agreement, any claims against, or liabilities or obligations of, Spatializer and any good faith acts of SEG undertaken in good faith and in furtherance of SEG’s performance under the agreement.
     On December 19, 2005, at a regularly scheduled board of directors meeting, the board of directors of Spatializer discussed Spatializer’s current financial outlook. Management indicated to the board of directors that two customers, the revenues from which accounted for approximately 70% of Spatializer’s income during 2005, would not be sustainable in 2006. Based on management’s estimates, without new licensing revenue sources, management believed Spatializer would exhaust its available cash by the fourth quarter of 2006. The board of directors also discussed various strategic options for Spatializer, including potential suitors and the distribution by SEG of interest books to approximately 55 potential purchasers, competition in its niche, and other business matters. Following the presentation, Gilbert Segel and James Pace, two of the three independent directors of Spatializer, decided to resign from the board of directors in order to allow for other individuals more qualified and experienced in matters relating to the sale of Spatializer and other strategic alternatives for Spatializer, including liquidation, to fill the vacancies created. The board was reduced from four members to three authorized directors leaving one vacancy thereon, which has not been filled to date. Henry R. Mandell then indicated his desire to resign as an officer of Spatializer, for personal reasons, effective January 6, 2006, which vacancy would result in a significant reduction in payroll expense, but would stay as a director and Chairman of the Board and Secretary of Spatializer. Mr. Mandell offered to become a consultant to Spatializer on terms to be negotiated with Carlo Civelli, the remaining member of the Board. The board of directors then discussed plans for the future of Spatializer and measures for scaling back operations, while continuing to pursue a potential buyer through SEG, with a view to maximizing stockholder value.
     On January 6, 2006, Henry R. Mandell’s resignation as the Chief Executive Officer and Chief Financial Officer became effective. Effective as of that date, Spatializer and Mr. Mandell entered into an agreement to continue his employment with Spatializer as Chairman and Secretary. In that agreement, Mr. Mandell agreed to continue to provide certain specified services to Spatializer, including supervising the preparation of Spatializer’s financial statements and records, reviewing and authorizing day to day disbursements, supervising all of Spatializer’s licensing and business activities, handling stockholder communications and serving as the contact person with SEG. He was permitted to accept other employment during the term of that agreement. As an incentive for Mr. Mandell to continue in Spatializer’s employ during the term of that agreement, and in consideration for the foregoing of certain severance pay to which he otherwise may have been entitled, Spatializer paid him a lump sum payment of $35,733.33, which amount was paid concurrently with the execution of that agreement. That agreement also provided for a monthly salary of $5,000, a bonus of $10,000 for Mr. Mandell’s assistance in the preparation of Spatializer’s Form 10-K for the fiscal year ended December 31, 2005 and a separate bonus of $5,000 each for his assistance on each Form 10-Q upon which he assists for any quarterly period ending after December 31, 2005 and each proxy. Additionally, if Spatializer is sold or enters into certain specified extraordinary transactions during the term of that agreement, Mr. Mandell may be entitled to an additional bonus in an amount equal to 3.5% of the total consideration, not to exceed $150,000. During the term of that agreement, he is entitled to employee benefits and reimbursement of reasonable, actual and necessary business expenses. That agreement contains certain non-competition, non-solicitation and confidentiality provisions. That agreement terminated certain provisions of Mr. Mandell’s then existing employment agreement (including without limitation the compensation and severance pay obligations thereunder) but continued certain other provisions thereof (such as the proprietary information, confidentiality and other similar provisions thereunder). While that agreement was to expire on the earlier of (a) the consummation of certain extraordinary transactions, (b) the expiration, termination or non-renewal of the directors’ and officers’ insurance policy of Spatializer under which Mr. Mandell is covered as a director and officer of Spatializer and (c) June 30, 2006, that agreement was extended for a period ending on the earlier of June 30, 2007 or the date of dissolution of Spatializer. Spatializer may terminate Mr. Mandell’s employment at any time during the term and Mr. Mandell may voluntarily resign his employment at any time during such term.

     On January 10, 2006, Spatializer issued a press release regarding a potential auction, open to pre-qualified buyers, of the assets of Spatializer or the sale of an unlimited number of perpetual licenses of certain technology of Spatializer, all of which transactions would be subject to stockholder approval. Under the contemplated open auction process, potential buyers were invited to bid for the assets of Spatializer at a minimum bid of $2,000,000, such assets to be sold on an “as-is/where is” basis. Simultaneously, Spatializer offered all interested parties the opportunity to acquire non-exclusive, royalty-free, irrevocable, perpetual licenses for a one-time fee of $750,000 each, which licenses would be absent of any representations, warranties, or ongoing support by Spatializer. Bids were due by 11:59 P.M. Pacific Standard Time on February 15, 2006.
     During a period commencing on or about January 12, 2006 through February 15, 2006, SEG sent out to more than 160 potential buyers materials relating to the announced auction. SEG followed up, or attempted to follow up, with such potential buyers through the close of the auction period.
     At a meeting held on February 16, 2006, the board of directors of Spatializer discussed a proposed term sheet for the acquisition of Spatializer’s assets that had been delivered by DTS and feedback that SEG had received from certain of the potential buyers that had been contacted during the auction period. As DTS’s offer did not specify a precise purchase price, such offer was deemed non-conforming to the guidelines established for the initial auction. Certain of the potential buyers had requested an extension of the auction period to perform additional due diligence. The board of directors again discussed what alternatives were available to Spatializer. The board of directors elected to extend the auction period until 11:59 P.M., Pacific Standard Time, on March 15, 2006 to provide bidders and other interested parties additional time to clarify their offers and perform further due diligence, as well as to permit Spatializer time to solicit additional offers. The board of directors, based on feedback received in the auction process, determined to simplify the auction process and eliminated the minimum bid requirements but reserved the right to reject any offers or bids in their discretion.
     During the period from February 15, 2006 through March 15, 2006, SEG continued to follow up, or attempted to follow up, with the potential buyers to whom auction materials had been provided.
     At the close of the extended auction period, Spatializer received a bid from DTS for the purchase of substantially all of the assets of Spatializer and Desper Products and bids from three other parties interested in buying a perpetual license. Management of Spatializer determined that the bids for the perpetual licenses were not sufficient in amount and decided that the bid for the assets of Spatializer received from DTS was the most attractive offer to pursue.
     From March 16, 2006 through approximately April 10, 2006, Spatializer and DTS negotiated the terms of a non-binding letter of intent. Although Spatializer, in the course of such negotiations, requested that the transaction be structured as a stock sale or merger transaction, DTS was not willing to so structure the transaction. The letter of intent, requiring the transaction to be structured as an asset sale, was executed on April 10, 2006. In connection with the execution of the letter of intent and as required by the terms thereof, DTS deposited $250,000 towards the purchase price of the assets, which deposit amount is being held in a trust account and will be disbursed to Spatializer contingent upon, among other things, approval of the transaction by the stockholders of Spatializer and satisfaction of the conditions to closing.

          From January 25, 2006 through May 5, 2006, DTS performed various due diligence examinations relating to Spatializer. Preliminary discussions were held over the phone between DTS and SEG on January 25, 2006 and February 6, 2006. A technology demonstration was held at SEG’s office on February 10, 2006. A due diligence conference call including Spatializer was held on February 13, 2006. Counsel to DTS spent February 23, 2006, at SEG’s office analyzing contracts and various other due diligence items. Four due diligence conference calls were held in March 2006, three additional conference calls in April 2006, and one in May 2006.
During the period from May 1, 2006 through mid-September 2006, legal counsel for DTS and for Spatializer prepared, and representatives of DTS and Spatializer negotiated, the Asset Purchase Agreement.
     In July 2006, the board of directors of Spatializer was presented with and carefully considered a draft of the Asset Purchase Agreement. After due consideration of such draft, the board of directors of Spatializer approved, by unanimous written consent dated July 10, 2006, a form of the Asset Purchase Agreement. However, subsequent to that date, numerous changes and refinements were made to that draft based on the negotiations of the parties.
     In July 2006, the board of directors of Desper Products was presented with and carefully considered a draft of the Asset Purchase Agreement. After due consideration of such draft, the board of directors of Desper Products approved, by a written consent of sole director dated July 10, 2006, a form of the Asset Purchase Agreement. However, subsequent to that date, numerous changes and refinements were made to that draft based on the negotiations of the parties.
     In August 2006, the board of directors of Spatializer was presented with and carefully considered a draft of the Asset Purchase Agreement. After due consideration of all of the foregoing, the board of directors of Spatializer, by a unanimous written consent of directors dated August 28, 2006, authorized the execution and delivery on behalf of Spatializer of the Asset Purchase Agreement providing for the sale to DTS and DTS BVI of all or substantially all of the assets of each of Spatializer and Desper Products, deemed the sale of all or substantially all of the assets of Spatializer and Desper Products for $1,000,000 in aggregate cash consideration to be expedient and for the best interests of Spatializer, and deemed the sale of all or substantially all of the assets of Spatializer and Desper Products to be advisable and in the best interests of Spatializer. Furthermore, the board of directors of Spatializer deemed it advisable that, following the sale of the assets, Spatializer be dissolved. The board of directors also recommended that the stockholders of Spatializer vote in favor of both the sale of assets transaction and the dissolution of Spatializer. The board of directors called a meeting of the stockholders of Spatializer to consider the proposed sale of assets pursuant to the Asset Purchase Agreement and to take action upon the resolution of the board of directors to dissolve Spatializer. The board of directors also recommended that the stockholders of Spatializer vote in favor of both the sale of assets transaction and the dissolution of Spatializer.
     Effective August 28, 2006, Spatializer, as the sole shareholder of Desper Products, executed a written consent of sole shareholder approving the principal terms of the sale of the assets of Desper Products.
     On September 18, 2006, the parties executed and delivered the Asset Purchase Agreement. It is anticipated that a meeting of Stockholders will be held in January, 2007 to vote on the approval of this Agreement.

     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2005 Annual Report and particularly to Note 1, which includes a summary of significant accounting policies.
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
     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At September 30, 2006 substantially all cash and cash equivalents were on deposit at two financial institutions.
     At September 30, 2006, two customers, not presented in the order of importance, Sharp and Funai, accounted for 57% and 14% respectively of our. accounts receivable. At September 30, 2005, three customers, not presented in the order of importance, Matsushita, Sharp and Funai, accounted for 42%, 21% and 20% respectively of our. accounts receivable.
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
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 100% of total sales in the year to date periods ended September 30, 2006 and 2005, respectively. Approximately 95% and 5% of sales were generated in Japan and Korea, respectively, in the nine months ended September 30, 2006.
     Major Customers — During the quarter ended September 30, 2006, two customers, Sharp and Funai, not presented in order of importance, accounted for 57% and 14% of the Company’s revenue. In the nine months ended September 30, 2006, two customers, Funai, Sharp, not presented in order of importance, accounted for 41% and 25% of the Company’s revenue.
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
     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month and nine month periods ended September 30, 2006 and 2005 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2006	2005
Options	1,750,000	2,960,000
Warrants	0	0

	1,750,000	2,960,000
     Stock Option Plan — On January 1, 2006 the Company adopted SFAS 123R “Share Based Payments. No options were granted in the quarter ended September 30, 2006. Options to purchase 250,000 common shares expired in the quarter ended September 30, 2006/
     Impairment of Long-Lived Assets and Assets to be Disposed of - The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, on January 1, 2002. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets.
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
Fair Value of Financial Instruments - The fair and carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2005 and September 30, 2006 approximated fair value due to their short maturity or nature.
(3) Property and Equipment
     Property and equipment, as of December 31, 2005 and September 30, 2006, consists of the following in accordance with application of SFAS 144:

	September 30,	December 31,
	2006	2005
Office Computers, Software, Equipment and Furniture	$337,144	$337,145
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	0	7,000
Total Property and Equipment	630,531	637,531
Less Accumulated Depreciation and Amortization	624,326	619,128

Property and Equipment, Net	$6,205	$18,403

(4) Intangible Assets
     Intangible assets, as of December 31, 2005 and September 30, 2006 consist of the following:

	September	December 31,
	30, 2006	2005
Capitalized Patent, Trademarks and Technology Costs	$540,709	$525,695
Less Accumulated Amortization	403,876	387,147

Intangible Assets, Net	$136,833	$138,548

     Estimated amortization is as follows:

2006	$8,351
2007	$134,059
2008	$0
2009	$0
Thereafter	$0
     It is anticipated that the intangible assets will be written off upon completion of the sale of assets, subject to stockholder approval, in January, 2007.
(5) Notes Payable
     The Company is indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 13% annually, is paid in monthly installments of $4,835 that commenced on June 1, 2006 and continues for eight months until the entire balance of principal and interest is paid in full.
(6) Shareholders’ Equity
          During the quarter ended September 30, 2006, shares were issued, cancelled or converted as follows:
Options to purchase 250,000 shares of common stock previously granted to one employee, at an exercise price of $0.05 were cancelled after the resignation of the employee per terms of the option agreement.
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

(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,876,339 as of September 30, 2006. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

		WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2003	2,540,000	3,035,000	$0.18
Options granted		200,000	$0.09
Options exercised		—	—
Options forfeited		(600,000)	$0.43

Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31

Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10

Options outstanding at September 30, 2006	1,750,000	1,750,000	$0.09

     The per share weighted-average fair value of stock options granted during 2005 was $0.04, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 5 years.
     At September 30, 2006, the number of options exercisable was 1,750,000 and the weighted-average exercise price of those options was $0.09.
     There were no warrants outstanding at December 31, 2005 or September 30, 2006.
(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company is obligated under several non-cancelable operating leases. Future minimum rental payments at September 30, 2006 for all operating leases were approximately $7,000 through December 2006. There is no continuing lease obligation after that date. Rent expense amounted to approximately $9,000 and $8,000 for the quarters ended September 30, 2006 and 2005, respectively.

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
Executive Overview
     Revenues decreased to $68,000 for the quarter ended September 30, 2006 compared to $271,000 for the quarter ended September 30, 2005, a decrease of 75%. Revenues were comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms and circuit designs. A key issue discussed is our ability to obtain and maintain revenue traction when traditional revenue sources are eroding, while being replaced by new revenue sources.
     Net Loss was $62,000 for the quarter ended September 30, 2006; $0.00 basic and diluted per share, compared to net income of $37,000, ($0.00) per share basic, for the quarter ended September 30, 2005. The increased net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead. A key issue discussed is management’s unsuccessful efforts to increase revenues while managing overhead and maintaining competitiveness during revenue source transition to new markets for the Company.
     At September 30, 2006, we had $273,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash resulted primarily from the net loss. We had working capital of $277,000 at September 30, 2006 as compared with working capital of $560,000 at December 31, 2005.
     A key issue is the Company’s ability to generate positive cash flow, or if needed, raise additional capital to fund its business. We do not believe this is attainable.
     The business environment in which we operate is very difficult and the industry, we believe, is unattractive from a competitive strategy perspective. We face substantial risk as a result. These risks should be studied and understood, as outlined in Risk Factors later in this document.
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
Operating Environment
     We operate in a very difficult business environment. This environment impacts us in various ways, some of which are discussed below which such items are further discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
•	Our Board of Directors has Determined it is in the Company’s and it’s Stockholders’ Interests to Sell the Company’s Assets

•	We Face Significant Pricing Pressure and Competition that has Resulted in Our Technology Being Designed Out Within a Short Time Frame, and Impeded Efforts to Secure New Design Wins

•	New Customer Product Development Has been Delayed. This Resulted in Delays In Revenues. Further, Where our Products are Delayed, Competitive Products May Reach The Market Before, or Replace Our Products.

•	We Rely on the Schedules and Cooperation of Chip Makers or Other Third Parties to

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
Therefore, when reviewing the operating results or drawing conclusions with regard to future performance, these competitive forces and uncertainties must be taken into consideration. Though there is no absolute long-term visibility, it is likely that our operations would fail if we attempted to continue long-term in this environment. Hence, the Company’s Board of Directors has decided to recommend to and seek the approval of stockholders for the sale of the assets of the Company and liquidate the business.
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
Corporate Governance
     Audit Committee
     This committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the internal auditors and the adequacy of our accounting, financial, and operating controls; to recommend annually to the Board of Directors the selection of the independent auditors; to approve proposals made by our independent auditors for consulting work; and to report to the Board of Directors, when so requested, on any accounting of financial matters. Gilbert Segel was the only independent director on this committee. Mr. Segel resigned from our Board of Directors in December 2005. Mr. Mandell, Chairman of the Board and Secretary of the Company, served as ex-officio member of the Audit Committee during fiscal year 2005. Mr. Mandell resigned as CEO with Company effective January 6, 2006, though he remained as Chairman to assist in the search and closing of a sale transaction. There were no members of the committee upon the resignation of Mr. Segel.

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
Results of Operations
Revenues
     Revenues decreased to $68,000 for the quarter ended September 30, 2006 compared to $271,000 for the quarter ended September 30, 2005, a decrease of 75%. Revenues were comprised of royalties pertaining to the licensing of Spatializer audio signal processing algorithms and circuit designs. Revenues in the nine months ended September 30, 2006 were $261,000, compared to revenues of $1,032,000 in the comparable period last year, a decrease of 75%. Revenues in the three and nine months ended September 30, 2006 decreased due to end of life of a mobile telephone license and the recognition, earlier in 2005, of deferred revenue on a royalty prepayment received in the third quarter of 2004.
Gross Profit
     Gross profit for the three months ended September 30, 2006 was $61,000 (90% of revenue) compared to gross profit of $258,000 (95% of revenue) in the comparable period last year, a decrease of 76%. Gross profit for the nine months ended September 30, 2006 were $235,000 (90% of revenue) compared to $942,000 (91% of revenue) in the comparable period last year. Gross profit in the three and nine-month periods decreased due to decreased revenue.
Operating Expenses
     Operating expenses in the three months ended September 30, 2006 were $122,000 (180% of revenue) compared to operating expenses of 224,000 (83% of revenue) in the comparable period last year, a decrease of 46%. Operating expenses in the nine months ended September 30, 2006 were $530,000 (203% of revenue) compared to $843,000 (82% of revenue) in the comparable nine-month period last year. The decrease in operating expenses for the three and nine months ended September 30, 2006 resulted primarily from personnel and operating reductions resulting from the suspension of day-to-day operations during the asset auction process, with the goal of conserving cash.

General and Administrative
     General and administrative expenses in the three months ended September 30, 2006 were $122,000 (180% of revenue) compared to general and administrative expenses of $117,000 (43% of revenue) in the comparable period last year, an increase of 4%. General and administrative expenses in the nine months ended September 30, 2006 were $371,000 (142% of revenue) compared to $457,000 (44% of revenue) in the comparable nine month period last year. The increase in general and administrative expense for the three month period results primarily from higher legal expenses arising from the proposed sale of assets. The decrease in general and administrative expense for the nine month period resulted primarily from the elimination of the CEO position and related corporate travel expenses.
Research and Development
     Research and Development expenses in the three months ended September 30, 2006 were $0 (0% of revenue) compared to research and development expenses of $62,000 (23% of revenue) in the comparable period last year, a decrease of 100%. Research and Development expenses for the nine months ended September 30, 2006 were $158,000 (61% of revenue) compared to $245,000 (25% of revenue) in the comparable nine month period last year. There were no engineering activities in the third quarter. The decrease in the nine month research and development expenses resulted from the elimination of an in-house applications engineering position and the resignation of the principal engineer in May 2006.
Sales and Marketing
     Sales and Marketing expenses in the three months ended September 30, 2006 were $0 (0% of revenue) compared to sales and marketing expenses of $45,000 (17% of revenue) in the comparable period last year, an decrease of 100%. Sales and Marketing expenses for the nine months ended September 30, 2006 were $1,000 (1% of revenue) compared to $141,000 (14% of revenue) in the comparable nine month period last year. The decrease in sales and marketing expense in the three and nine month periods resulted from the suspension of all travel and selling activities, with the resignation of the CEO who performed this function as among his duties.
Net Income (Loss)
     Net Loss was ($62,000) for the quarter ended September 30, 2006, $0.00 basic per share, compared to net income of $37,000, $0.00 basic and diluted per share, for the quarter ended September 30, 2005. Net loss in the nine months ended September 30, 2006 was ($297,000), ($0.01) basic per share, compared with net income of $104,000, $0.00 basic and diluted per share in the comparable period last year. The net loss in the three month and nine month periods resulted from decreased revenues and a general wind down of operations.
     At September 30, 2006, we had $273,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash resulted primarily from the net loss. We had working capital of $277,000 at September 30, 2006 as compared with working capital of $560,000 at December 31, 2005.

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
     Future payments due under operating lease obligations as of September 30, 2006 are described below:

	Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$7,000	$7,000

Total	$7,000	$7,000
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
     On January 10, 2006, the Company announced that it would hold an open auction for the sale of substantially all of its assets. The Board of Directors of the Company decided that it is in the best interests of the stockholders to hold an open auction for the acquisition of the assets of the Company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets. The consummation of any of such transactions will be subject to approval by the stockholders of the Company. The Company received non-conforming bids for such assets on the February 15, 2006 deadline. The Board of Directors of the company, in consultation with their financial and legal advisors, extended the auction period to March 15, 2006, to provide bidders and other interested parties additional time to clarify their offers and perform due diligence, as well as to solicit additional offers.
     In August 2006, the board of directors of Spatializer was presented with and carefully considered a draft of the Asset Purchase Agreement. After due consideration of all of the foregoing, the board of directors of Spatializer, by a unanimous written consent of directors dated August 28, 2006, authorized the execution and delivery on behalf of Spatializer of the Asset Purchase Agreement providing for the sale to DTS and DTS BVI of all or substantially all of the assets of each of Spatializer and Desper Products, deemed the sale of all or substantially all of the assets of Spatializer and Desper Products for $1,000,000 in aggregate cash consideration to be expedient and for the best interests of Spatializer, and deemed the sale of all or substantially all of the assets of Spatializer and Desper Products to be advisable and in the best interests of Spatializer. Furthermore, the board of directors of Spatializer deemed it advisable that, following the sale of the assets, Spatializer be dissolved. The board of directors also recommended that the stockholders of Spatializer vote in favor of both the sale of assets transaction and the dissolution of Spatializer. The board of directors called a meeting of the stockholders of Spatializer to consider the proposed sale of assets pursuant to the Asset Purchase Agreement and to take action upon the resolution of the board of directors to dissolve Spatializer. The board of directors also recommended that the stockholders of Spatializer vote in favor of both the sale of assets transaction and the dissolution of Spatializer.
     Effective August 28, 2006, Spatializer, as the sole shareholder of Desper Products, executed a written consent of sole shareholder approving the principal terms of the sale of the assets of Desper Products.
     On September 18, 2006, the parties executed and delivered the Asset Purchase Agreement. It is anticipated that a meeting of Stockholders will be held in January, 2007 to vote on the approval of this Agreement.
Net Operating Loss Carry forwards
     At December 31, 2005, we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Based on the suspension of operations and the pending sale of assets, these net operating loss carry forwards will not be utilized.
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
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at September 30, 2006. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4. Controls and Procedures
     The Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, the Chairman of the Board, in performing the functions of the principal executive and principal financial officers of the Company, concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by the Company in reports which it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure . There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of October 29, 2006 we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
10.9	Asset Purchase Agreement, dated as of September 18, 2006, by and among DTS, Inc., a Delaware corporation (“Purchaser”), DTS BVI Limited, a corporation organized under the laws of the British Virgin Islands and a subsidiary of Purchaser (“Purchaser Subsidiary”), Spatializer Audio Laboratories, Inc., a Delaware corporation (“Seller”), and Desper Products, Inc., a California corporation which is a wholly owned subsidiary of Seller (“Seller Subsidiary”).

31	Rule 13a-14(a)/15d-14(a) Certification

32*	Section 1350 Certification

*	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 14, 2006

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

/s/ Henry R. Mandell

Henry R. Mandell
Chairman of the Board and Secretary
(Principal Executive, Financial and Accounting Officer)