Form 10-K
period 2006-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2007-03-29
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-26460
SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2060 East Avenida de Los Arboles, # D190, Thousand Oaks, California 91362-1376
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2006) was approximately $731,000 and at February 25, 2007 was approximately $986,000.
     As of February 25, 2007, there were 48,763,383 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     None

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
PART I
Item 1. Business
Overview
          Spatializer Audio Laboratories, Inc. (“Spatializer” or “Company”) has been a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology is incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer, a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 2060 East Avenida de Los Arboles, # D190, Thousand Oaks, California 91362-1376
          The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI” or “Desper Products”), has been in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues are generated from this subsidiary. Desper Products is the owner of certain technology which DTS desires to acquire. Desper Products is a California corporation incorporated in June 1986.
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
          In response to increased market competitiveness and Spatializer’s difficulty competing in this environment, in November 2002, the board of directors created a Special Committee to review certain strategic opportunities as they arise and to obtain additional information regarding such opportunities for consideration and evaluation by the board of directors. Through December 19, 2005, the Special Committee consisted Gilbert Segel, James Pace and Henry Mandell. Messrs. Segel and Pace were independent directors of the Company. Spatializer hired an entity in late 2002 to provide investment banking services, paying such entity a $75,000 retainer fee. Over 100 companies were contacted on Spatializer’s behalf but, after examining the potential opportunities that resulted therefrom, Spatializer decided that no such opportunities were viable. Spatializer ended its relationship with such investment banking entity in the second half of 2003 as a result of the unsuccessful effort, with no future financial obligation to such entity.
          In August 2005, Spatializer and Strategic Equity Group, Inc. (collectively, with its broker/dealer subsidiary, “SEG”) entered into a confidentiality agreement in connection with a possible investment banking services relationship.
          In October 2005, Spatializer and SEG entered into an agreement for investment banking services. Under the terms of that agreement, Spatializer engaged SEG for a one year period, on an exclusive basis, to provide Spatializer with services, including the identification of possible strategic, financial and foreign partners or purchasers. Per the terms of such agreement, SEG received an upfront payment of a non-refundable retainer in the amount of $25,000 and is entitled to payment of a “success fee” payable upon consummation of a sale transaction in an amount equal to the greater of (a) $250,000 or (b) the sum of 5% of the first $2,000,000 of consideration, 4% of the second $2,000,000, 3% of the third $2,000,000 and 2% of any amount in excess of $6,000,000. SEG is also entitled to reimbursement for reasonable actual out-of-pocket expenses for travel and other incidentals in an amount not to exceed $25,000. Spatializer is required to indemnify SEG for liabilities that SEG may suffer which arise from the breach of any representations or warranties in the investment banking services agreement, the breach of any covenant of Spatializer in that agreement or any instrument contemplated by that agreement, any misrepresentations in any statement or certificate furnished by Spatializer pursuant to that agreement or in connection with any sale transaction contemplated by that agreement, any claims against, or liabilities or obligations of, Spatializer and any good faith acts of SEG undertaken in good faith and in furtherance of SEG’s performance under the agreement.
          On December 19, 2005, at a regularly scheduled meeting, the board of directors of Spatializer discussed Spatializer’s current financial outlook. Management indicated to the board of directors that two customers, the revenues from which accounted for approximately 70% of Spatializer’s revenues during 2005, would not be sustainable in 2006. Based on management’s estimates, without new licensing revenue sources, management believed Spatializer would exhaust its available cash by the fourth quarter of 2006. The board of directors also discussed various strategic options for Spatializer, including potential suitors and the distribution by SEG of interest books to approximately 55 potential purchasers; competition in its niche; and other business matters. Following the presentation, Gilbert Segel and James Pace, two of the three independent directors of Spatializer, decided to resign from the board of directors in order to allow for other individuals more qualified and experienced in matters relating to the sale of Spatializer and other strategic alternatives for Spatializer, including liquidation, to fill the vacancies created. The board was reduced from four members to three authorized directors, leaving one vacancy thereon, which has not been filled to date. Henry R. Mandell then indicated his desire to resign as an officer of Spatializer, for personal reasons, effective January 6, 2006, which vacancy would result in a significant reduction in payroll expense, but also to remain as a director and Chairman of the Board and Secretary of Spatializer. Mr. Mandell offered to become a consultant to Spatializer on terms to be negotiated with Carlo Civelli, the remaining member of the Board. The board of directors then discussed plans for the future of Spatializer and measures for scaling back operations, while continuing to pursue a potential buyer through SEG, with a view to maximizing stockholder value.
          On January 6, 2006, Henry R. Mandell’s resignation as the Chief Executive Officer and Chief Financial Officer became effective. Effective as of that date, Spatializer and Mr. Mandell entered into an agreement to continue his employment with Spatializer as Chairman and Secretary. Mr. Mandell agreed to continue to provide certain specified services to Spatializer, including supervising the preparation of Spatializer’s financial statements and records; reviewing and authorizing day to day disbursements; supervising all of Spatializer’s licensing and business activities; handling stockholder communications; and serving as the contact person with SEG. He was permitted to accept other employment during the term of the agreement. As an incentive for Mr. Mandell to continue in Spatializer’s employ during the term of the agreement, and in consideration of foregoing certain severance pay to which he otherwise may have been entitled, Spatializer paid him a lump sum payment of $35,733.33, which amount was paid concurrently with the execution of the agreement. The agreement also provided for a monthly salary of $5,000, a bonus of $10,000 for Mr. Mandell’s assistance in the preparation of Spatializer’s Form 10-K for the fiscal year ended December 31, 2005 and a separate bonus of $5,000 each for his assistance on each Form 10-Q upon which he assists for any quarterly period ending after December 31, 2005 and each proxy. Additionally, if Spatializer is sold or enters into certain specified extraordinary transactions during the term of the agreement, Mr. Mandell may be entitled to an additional bonus in an amount equal to 3.5% of the total consideration, not to exceed $150,000. During the term of the agreement, he is entitled to employee benefits and reimbursement of reasonable, actual and necessary business expenses. The agreement contains certain non-competition, non-solicitation and confidentiality provisions. The agreement terminated certain provisions of Mr. Mandell’s then existing employment agreement (including without limitation the compensation and severance pay obligations thereunder) but continued certain other provisions thereof (such as the proprietary information, confidentiality and other similar provisions thereunder). The agreement was scheduled to expire on the earlier of (a) the consummation of certain extraordinary transactions, (b) the expiration, termination or non-renewal of the directors’ and officers’ insurance policy of Spatializer under which Mr. Mandell is covered as a director and officer of Spatializer and (c) June 30, 2006, but was extended for a period ending on the earlier of June 30, 2007 or the date of dissolution of Spatializer. Spatializer may terminate Mr. Mandell’s employment at any time during the term and Mr. Mandell may voluntarily resign his employment at any time during such term.
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
          At a meeting held on February 16, 2006, the board of directors of Spatializer discussed a proposed term sheet for the acquisition of Spatializer’s assets that had been delivered by DTS, Inc, a Delaware corporation and leading provider of entertainment technology products and services to the audio and image entertainment markets worldwide. The board of directors also discussed feedback that SEG had received from certain of the potential buyers that had been contacted during the auction period. As DTS’s offer did not specify a precise purchase price, such offer was deemed non-conforming to the guidelines established for the initial auction. Certain of the potential buyers had requested an extension of the auction period to perform additional due diligence. The board of directors again discussed what alternatives were available to Spatializer. The board of directors elected to extend the auction period until 11:59 P.M., Pacific Standard Time, on March 15, 2006 to provide bidders and other interested parties additional time to clarify their offers and perform further due diligence, as well as to permit Spatializer time to solicit additional offers. The board of directors, based on feedback received in the auction process, determined to simplify the auction process and eliminated the minimum bid requirements but reserved the right to reject any offers or bids in their discretion.
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
          From January 25, 2006 through May 5, 2006, DTS performed various due diligence examinations relating to Spatializer. Preliminary discussions were held over the phone between DTS and SEG on January 25, 2006 and February 6, 2006. A technology demonstration was held at SEG’s office on February 10, 2006. A due diligence conference call including Spatializer was held on February 13, 2006. Counsel to DTS spent February 23, 2006, at SEG’s office analyzing contracts and various other due diligence items. Four due diligence conference calls were held in March 2006, as well as three additional conference calls in April 2006, and one in May 2006.
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
          In August 2006, the board of directors of Spatializer was presented with and carefully considered a revised draft of the Asset Purchase Agreement. After due consideration of all of the foregoing, the board of directors of Spatializer, by a unanimous written consent of directors dated August 28, 2006, authorized the execution and delivery on behalf of Spatializer of the Asset Purchase Agreement providing for the sale to DTS and its wholly owned subsidiary, DTS BVI, a British Virgin listed corporation, of all or substantially all of the assets of each of Spatializer and Desper Products, deemed the sale of all or substantially all of the assets of Spatializer and Desper Products for $1,000,000 in aggregate cash consideration to be expedient, advisable, and in the best interests of Spatializer. Furthermore, the board of directors of Spatializer deemed it advisable that, following the sale of the assets, Spatializer be dissolved. The board of directors also recommended that the stockholders of Spatializer vote in favor of both the sale of assets transaction and the dissolution of Spatializer. The board of directors called a meeting of the stockholders of Spatializer to consider the proposed sale of assets pursuant to the Asset Purchase Agreement and to take action upon the resolution of the board of directors to dissolve Spatializer.
          Effective August 28, 2006, Spatializer, as the sole shareholder of Desper Products, executed a written consent of sole shareholder approving the principal terms of the sale of the assets of Desper Products.
          On September 18, 2006, the parties executed and delivered the Asset Purchase Agreement. A special stockholders meeting was called for January 24, 2007 to approve sale of assets and to authorize the dissolution of the Company. Proxies were mailed on or about December 1, 2006. The meeting was adjourned without a final vote in the Board’s view of the best interest of the stockholders. The meeting was reconvened on February 21, 2007. The vote required to approve the asset sale and dissolution was a majority of the shares outstanding on the record date. The dissolution proposal was contingent upon approval of the asset sale. A total of 15,334,520 shares voted on the asset sale proposal, of which 14,407,084 shares were voted in favor, 823,182 shares voted against and 104,284 votes abstained. Although the votes cast on the proposal to sell the assets was overwhelmingly in favor thereof, the requisite vote was not obtained. As a result, the proposal was not approved and the Board is considering its options
          Our financial statements, beginning on page 27 hereof, contain information relating to our revenues, loss and total assets for the fiscal year ended December 31, 2006.

     Desper Products, Inc. — Virtual Audio Signal Processing Technologies
          DPI developed a suite of proprietary advanced audio signal processing technologies for the entire spectrum of applications falling under the general category of virtual audio. The objective in each product category is to create or simulate the effect of a multi-speaker sonic environment using two ordinary speakers (or headphones) for playback. The market for virtual audio is segmented into six broad categories of technology as identified in the listing below. Each of these technologies utilizes different underlying scientific principles in accomplishing its design objectives and is targeted to a specific class of consumer electronics or multimedia computer depending on the intended product use and functional capability of the product.

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
In addition, we offered three whole product solutions with multiple Spatializer technologies that comprehensively address the unique audio delivery challenges inherent in each targeted platform. The Spatializer HD Class is comprised of three new products specifically targeted at home audio, cellular telephones and other mobile applications and personal computers. The Spatializer technologies in each package operate in a complementary fashion, such that the concurrent technologies deliver a more powerful and effective audio experience than that possible from a single solution. Further, each technology has been optimized and customized for the targeted application and is designed to overcome the audio challenges presented by small form factor, transducer limitations and even cost constraints.
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
          We have signed an Asset purchase Agreement with DTS and have been attempting to secure stockholder approval of the sale, as outlined in the second paragraph of the Overview section above. Licensing activities are suspended
          IC/DSP Foundry Licenses
               The Company, through its wholly-owned subsidiary, Desper Products, Inc., entered into a major multi-technology licensing agreement with Samsung Electronics, Co. Ltd. on August 22, 2005.
          As of December 31, 2006, we have entered into non-exclusive Foundry Licenses for our Virtual Audio Signal Processing technologies with Matsushita Electronics Corporation (“MEC”), Samsung Electronics, Sigmatel, ESS Technology, Inc. (“ESS”), OnChip Systems, Inc. (“OnChip”), LSI Logic, Inc. (“LSI”), Acer Labs, Inc. (“Ali”), MIPS Technologies, NJRC, Tvia, Inc., Texas Instruments, Cirrus Logic, NEC and MediaTek. Foundry Licenses generally require the payment of per unit running royalties based upon a sliding scale computed on the number of Spatializer ICs or DSPs sold.

          As of December 31, 2006, more than 50 million ICs, programmable processors and DSPs incorporating Spatializer audio signal processing technology had been manufactured and sold.
          OEM Licensees and Customers
          As of December 31, 2006, our technology has been incorporated in products offered by more than 105 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the Logo Usage Agreement (“LUA”) or were authorized customers under bundled royalty licenses with the IC foundries. The OEM Licensees and customers offer a wide range of products, which include DVD players and recorders, cellular phones, portable digital audio players, programmable processors, multimedia desktop personal computers, notebook computers and digital televisions.
          In 2006 two major customers, Sharp and Funai, not presented in order of importance, each accounted for 10% or more of our total revenues. One OEM accounted for 49% and one accounted for 20% of our royalty revenues during 2006. Four other accounts comprised more than 5%, but less than 10% of revenues. All other OEM’s accounted for less than 5% of royalty revenues individually. The following table is a partial list of the OEM Licensees and authorized customers as of December 31, 2006:
•	Acer Labs

•	Apple Computer

•	Funai

•	InterVideo

•	JVC

•	LG Electronics

•	Logitech

•	LSI

•	Matsushita Electronics

•	Micronas

•	Mitsubishi Image and Information Works

•	Motorola

•	NEC

•	Orion

•	Panasonic TV

•	Samsung

•	Sanyo Corp.

•	Sharp Corp.

•	Sigmatel

•	Texas Instruments

•	Theta Digital

•	Toshiba DVD

•	Toshiba TV

•	Zoran
          We have extensive relationships with OEM licensees and customers outside the United States. Japanese and Korean based entities accounted for 91% and 2% of our total revenues, respectively, in 2006; 62% and 34% of our total revenues, respectively, in 2005; and 70% and 25% of our total revenues, respectively, in 2004. The products incorporating our technology are, in turn, sold throughout the world, in market segments and amounts that are consistent with the overall general world markets for consumer electronics and software.
          Customers, Revenues and Expenses
          We generate revenues in our audio business from royalties pursuant to our Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. Our revenues, which totaled $334,000 in 2006, were derived almost entirely from Foundry and OEM license fees and royalties.
          We have sought to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and eliminating our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales representative force.
          In 2006, revenues declined substantially as compared with the prior year. Revenues from Samsung and Matsushita wound down as contracts expired and the Company’s marketing activities were dormant. This was identified in late 2005, based on future third party product plans and discussions with these customers. It became apparent that revenues from these two accounts were not sustainable at current levels in the future. As a result, and due to the resignations of two directors and the CEO, our board of directors determined in late December 2005 to offer the Company’s assets for sale or to sell perpetual non-exclusive licenses of our intellectual property (with a subsequent sale of the residual assets) and to position the Company to exit the audio licensing business and to wind up and dissolve.
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
Research and Development
          Our research and development expenditures in 2006, 2005 and 2004 were approximately 23%, 30% and 34% of total operating expenses, respectively. These expenses consist of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.
          As of December 31, 2006, we had no employees in our R&D group, based on our board of directors’ decision to offer our assets for sale. We discontinued our technology development in December 2005 and support efforts in May 2006 when the sole engineer resigned.
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

Employees
          We began 2006 with two full -time employees and decreased our staff to one part-time employee by December 31, 2006. At year-end, there was one part-time employee engaged in general administration. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.
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
Our Board of Directors has Determined it is in the Company’s and its Stockholders Best Interests to Attempt to Sell the Company’s Assets.
          We have experienced a loss from operations in each of the last four fiscal years. After exploring other exit strategies and opportunities, our Board of Directors engaged Strategic Equity Group in October 2005 to explore strategic partners or purchases. In December 2005 our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appear not to be sustainable in the future. In December 2005, two of our four directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. Thus, in December 2005, the Board of Directors concluded to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets with the assistance of Strategic Equity Group. Although the Company negotiated an agreement for the sale of its assets, such transaction required stockholder approval. Such transaction was voted on by Stockholders and did not pass at a meeting held in February 2007, causing us to reconsider our options. There is no assurance that a subsequent attempt to obtain stockholder consent will be successful. Further, even if such transaction is consummated, there is no assurance that there will be any funds available for distribution to stockholders. If such sale and subsequent wind up and dissolution is not approved, the Board of Directors will be required to explore other alternatives for the Company and its business.
We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing and Our Business Operations Will Fail
          We have experienced a loss from operations and a net loss in each of the last four years. While our objective and full effort had been on managing a profitable business, due to the market conditions and factors outlined in previous Annual Reports on Form 10-K and their impact on fluctuations in operating expenses and revenues, we no longer believe that we can generate a positive profit position in any given future period. We do not expect that we can increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability. We cannot, because of market and business conditions, rely on the sale of shares or on debt financings in the future. Further, we do not believe that debt or equity financing will be available as required and as such, have decided to try to sell the assets of the Company.
There is No Guarantee That There Will be Funds Available for Distribution to Stockholders if We Cannot Get Stockholder Approval for the Asset Sale, if the Approval is Untimely or if Claims Arise Post-Sale During the 275-Day Warranty Period
          If the asset sale is not approved, there will be minimal, if any funds available for distribution to the stockholders. The Asset

Purchase Agreement with DTS specifies an expiration date of June 27, 2007, after which DTS has no further obligation to buy the assets. Since, the majority of stockholders failed to vote to approve the sale, we will have to resolicit the vote. This effort may be unsuccessful. Further, there is no assurance that DTS would extend the deadline for the closing if the time required to solicit went past June 27, 2007. While management has been marshalling assets, the company might simply exhaust its funds trying to find another purchaser of its assets. Further, should an unforeseen defect in our representations and warranties during the 275-day post closing period arise, DTS could ask us for compensation that could reduce the amount of funds available for distribution. Nevertheless, management believes that approval of the asset sale offers the best prospects for some distribution of funds to our stockholders.
The Market For Our Stock May Not Be Liquid And The Stock Price May Be Subject To Volatility
          Our stock is quoted on the OTC Bulletin Board, where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. Lastly, uncertainty surrounding the proposed asset sale may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to quarterly variations in our operating results, status of the proposed asset sale, possible claims arising from such sale, general market fluctuations and other events and factors, some of which may be beyond our control.
The Lack of Personnel Has Created a Deficiency in the Segregation of Duties That Has Been Disclosed as a Material Weakness
          Due to the Company’s present circumstances, there are only one remaining part-time employee (Chairman) and a contract bookkeeper that are responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties is limited, and there is limited oversight of the remaining employee. Although the financials are reviewed by it’s registered public accounting firm quarterly and disbursements are initiated by the bookkeeper and then signed by the Chairman, the lack of personnel has created a material weakness that the Company, due to limited operations, cannot rectify at this time.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
          Our corporate office and research center in San Jose, California, was the primary location for our audio technology division, Desper Products, Inc. We occupied approximately 1,300 square feet with an annual rent on a full service basis of approximately $25,500 in calendar 2005 and $26,275 in calendar 2006. The lease expired on December 31, 2006 and, based upon the decision to try to sell the Company’s assets, was not renewed. We leased our space at rental rates and on terms which management believed were consistent with those available for similar space in the applicable local area. Such property was well maintained and adequate to support our requirements.
          Our executive office was located in Westlake Village, California, where we occupied approximately 100 square feet at an annual rent of approximately $5,300. The lease term on this space expired on June 30, 2005 and was renewable on a month to month basis thereafter. This space in the Los Angeles area was used to facilitate business and contacts with the entertainment community as well as with our accountants, lawyers and directors. This space was vacated and the month to month lease terminated in February 2006.
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
Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders either through solicitation of proxies in the fourth quarter of fiscal year ended December 31, 2006.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol. The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2005 and 2006. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	Period:	High (U.S. $)	Low (U.S. $)
2005
First Quarter		$0.10	$0.06
Second Quarter		$0.09	$0.05
Third Quarter		$0.07	$0.05
Fourth Quarter		$0.07	$0.03
2006
First Quarter		$0.04	$0.02
Second Quarter		$0.03	$0.02
Third Quarter		$0.02	$0.01
Fourth Quarter		$0.02	$0.02
          On February 25, 2007 the closing price reported by the OTC Bulletin Board was U.S. $0.021. Stockholders are urged to obtain current market prices for our Common Stock. Computershare Investor Services, LLC is our transfer agent and registrar.
          There were no sales of unregistered securities by the Company during the year ended December 31, 2006 nor any repurchases by the Company of any of our Common Stock during the fourth quarter of 2006.
          To our knowledge, there were approximately 200 holders of record of the stock of the Company as of March 1, 2007. Our transfer agent has indicated that beneficial ownership is in excess of 2,400 stockholders.
          We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for operations in connection with winding up of our business. Our future dividend policy will be determined from time to time by the Board of Directors.
          The Company did not repurchase any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2006.

Item 6. Selected Financial Data
          The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected financial data shown below are derived from our consolidated financial statements that have been audited by the Company’s independent certified public accountants, Farber Hass Hurley McEwen LLP for the years ended December 31, 2005, 2004, 2003 and 2002 and Ramirez International Financial & Accounting Services, Inc. for the year ended December 31, 2006. The consolidated financial statements for the years ended December 31, 2004, 2005 and 2006 and the reports thereon are included elsewhere in this Report.

	Fiscal Year Ended
	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
Consolidated Statement of Operations Data:
Revenues	$1,856	$1,269	$1,106	$1,192	$333
Cost Of Revenues	(131)	(122)	(111)	(106)	(1)

Gross Profit	1,725	1,147	995	1,086	332
Total Operating Expenses	(1,711)	(1,631)	(1,146)	(1,177)	(686)
Other Income (Expense), Net	(2)	(6)	(5)	8	6
Income taxes	(6)	(5)	(1)	(1)	(5)

Net Income (Loss)	$18	$(495)	$(157)	$(82)	$(353)

Basic Income (Loss) Per Share	$0.00	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Diluted Income (Loss) Per Share	$0.00	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares	47,406,939	47,309,171	46,975,363	46,990,059	48,763,383

Consolidated Balance Sheet Data
Cash and Cash Equivalents	$859	$590	$871	$551	$229
Working Capital	1,125	793	603	560	242
Total Assets	1,746	1,205	1,464	897	464
Redeemable Preferred Stock	1	1	1	0	0
Advances From Related Parties	113	108	0	0	0
Total Shareholders’ Equity	$1,429	$955	$798	$717	$377
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
          Revenues decreased to $333,000 for the year ended December 31, 2006 compared to $1,192,000 for the year ended December 31, 2005, a decrease of 72%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms. A key issue discussed is the wind-down of revenue streams in fiscal 2006 due to the discontinuation of operations. Revenues also reflect dormant licensing activity in 2006.
          Net loss was $353,000 for the year ended December 31, 2006 compared to net loss of $82,000 for the year ended December 31, 2005. Net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead. A key issue discussed is management’s efforts to reduce overhead in view of declining revenue, and to marshal cash.
          At December 31, 2006, we had $229,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash resulted primarily from the net loss. We had working capital of $242,000 at December 31, 2006 as compared with working capital of $560,000 at December 31, 2005.

          We ceased operations in 2006 and are winding the company down based on a proposed sale of our intellectual property and other assets, which requires majority stockholder approval. While votes received were overwhelmingly in favor of the asset sale, a required majority of stockholders failed to vote affirmatively. The Board is considering its options.
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
Operating Environment
          We operate in a very difficult business environment. This environment impacts us in various ways, some of which are discussed below which such items are further discussed in greater detail in Risk Factors elsewhere in this report
•	Our Board of Directors has Determined it is in the Company’s and its Stockholders’ Interests to Sell the Company’s Assets

•	We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future Financing and Our Business Operations Will Fail

•	There is No Guarantee That There Will be Funds Available for Distribution to Stockholders if We Cannot Get Stockholder Approval for the Asset Sale, if the Approval is Untimely or if Claims Arise Post-Sale During the 275-Day Warranty Period

•	The Market For Our Stock May Be Not Remain Liquid And The Stock Price May Be Subject To Volatility
     In December 2005 our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appear not to be sustainable in the future. In December 2005, two of our four directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group to assist us in this endeavor. Following such transaction, it is anticipated that the Company would be wound up and dissolved. The consummation of any such transaction and the determination to wind up and dissolve is subject to stockholder approval. Although the Company has negotiated an agreement for the sale of assets, there is no assurance that such transaction will be approved by stockholders or consummated. Such approval was not received at the February 21, 2007 Special Meeting of Stockholders, requiring us to evaluate the Company’s options. Further, even if such transaction is consummated, there is no assurance that there will be any funds available for distribution to stockholders. If such sale and subsequent wind up and dissolution is not approved, the Board of Directors will be required to explore other alternatives for the Company and its business.
We have experienced a loss from operations and a net loss in each of the last four years. While our objective and full effort has been on managing a profitable business, due to the market conditions and factors outlined in this Annual Report on Form 10-K and their impact on fluctuations in operating expenses and revenues, we no longer believe that we will be able to generate a positive profit position in any given future period. We cannot guarantee that we will increase sales of our products and technologies, or that we will successfully develop and market any additional products, or achieve or sustain future profitability. We cannot, because of market and business conditions, rely on the sale of shares or on debt financings in the future. Further, we do not believe that debt or equity financing will be available as required and as such, have decided to try to sell the assets of the Company.
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
Spatializer does not develop or market semiconductors. That is why we carry no inventory or have no order backlogs that typically are good indicators of near term performance. Rather, we develop audio algorithms that are embedded on third party processors or semiconductors used by our customers. While our algorithms are implemented on a wide array of processors, often times a customer uses a processor where there is no such implementation, or where a competing solution has been implemented. In this case, our customers request that our algorithm be implemented. While these requests are typically honored, processor manufacturers must schedule such implementation as their resources or corporate strategies allow. Therefore, the supply-chain is often quite long and complicated, which potentially can result in delays or deadlines that may not always coincide with our customer’s requirements and which are beyond the control of our company. In addition, standards may be adopted by cell phone system operators or manufacturers that may impede or prevent the penetration of non-standard technology onto their platforms. Lastly, customer implementation delays have put off expected cash flow into the future, beyond the time frame of operations based on our available cash resources.
Therefore, when reviewing the operating results or drawing conclusions with regard to future performance, these competitive forces and uncertainties must be taken into consideration. Though there is no absolute long-term visibility, it is likely that our operations would fail if we attempted to continue long-term in this environment. Hence, the Company’s Board of Directors has decided to recommend to and seek the approval of stockholders for the sale of the assets of the Company and liquidation of the business.
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
          The second critical accounting policy relates to research and development expenses. We expense all research and development expenses as incurred. Costs incurred to establish the technological feasibility of our algorithms (which is the primary component of our licensing) are expensed as incurred and included in Research and Development expenses. Such algorithms are refined based on customer requirements and licensed for inclusion in the customer’s specific product. There are no production costs to capitalize as defined in Statement on Financial Accounting Standards No. 86.
          The third critical accounting policy relates to our long-lived assets. The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down to fair value first, followed by the other long-lived assets. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the assets. Our intangible assets consist primarily of patents. We capitalize all costs directly attributable to patents and trademarks, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the asset (which range from 3 to 20 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing. Management believes, based on the negotiated purchase price for the sales of its assets, that the fair value of its assets exceeds the recorded net carrying value.
          Our financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Key Components of the Financial Statements and Important Trends
          The Company’s financial statements, including the Consolidated Balance Sheets, the Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity, should be read in conjunction with the Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.
          The Consolidated Balance Sheet provides a snapshot view of our financial condition at the end of our fiscal year. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash balances compared to the prior years and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The difference between Current Assets and Current Liabilities is referred to as Working capital and measures how much in liquid assets a company has available to build its business. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.
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

          The Consolidated Statement of Cash Flows explains the actual sources and uses of cash. Some expenses of the Company, such as depreciation and amortization, do not result in a cash outflow in the current period, since the underlying patent expenditure or asset purchase was made years earlier. New capital expenditures, on the other hand, result in a disbursement of cash, but will be expensed in the Consolidated Statement of Operations over their useful lives. Fluctuations in receivables and payables also explain why the net change in cash is not equal to the net loss reported on the Statement of Operations. Therefore, it is possible that the impact of a net loss on cash is less or more than the actual amount of the loss. This is discussed further in MD&A under Liquidity and Capital Resources.
          The Consolidated Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales or stock option exercise. This is discussed further in MD&A under Liquidity and Capital Resources.
Results of Operations
     The following discussion and analysis relates to our results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005, and the year ended December 31, 2005 compared to the year ended December 31, 2004. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.
For the Year Ended December 31, 2006, Compared to the Year Ended December 31, 2005
          Revenues
          Revenues decreased to $333,000 for the year ended December 31, 2006 compared to $1,192,000 for the year ended December 31, 2005, an decrease of 72%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms.
          The decrease in revenue resulted partially from the absence of recognition of deferred revenue in the current year, as compared to 2005, in which a royalty advance received during 2004 was recognized. In addition, programs were not renewed or extended due to the termination of operations of the Company in January 2006. Existing revenues are derived from legacy licensing programs and are expected to wind down.
          Gross Profit
          Gross profit decreased to $332,000 for the year ended December 31, 2006 compared to $1,086,000 in the comparable period last year, an decrease of 69%. Gross margin was 99% of revenue in the year ended December 31, 2006 compared with 91% of revenue for the comparable period last year. The decrease in gross profit resulted from lower revenues in fiscal 2006, partially offset by higher margins. We maintain a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts. All development costs are expensed as engineering and development expenses in the period they are incurred. In 2006, all major relationships with distributors were terminated and no commissions were earned or payable.
          Operating Expenses
          Operating expenses for the year ended December 31, 2006 decreased to $686,000 (206% of sales) from $1,177,000 (99% of sales) for the year ended December 31, 2005, a decrease of 42%. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.
          General and Administrative
          General and administrative expense decreased to $527,000 for the year ended December 31, 2006 from $670,000 for the year ended December 31, 2005, a decrease of 21%. The decrease is primarily due to discontinued CEO travel and general operating costs, partially offset by increased legal and accounting expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.

          Research and Development
          Research and development costs decreased to $158,000 for the year ended December 31, 2006, compared to $354,000 for the year ended December 31, 2005, a decrease of 55%. The decrease in research and development expense was due to the elimination of an in-house applications engineering position and the resignation of the principal engineer in May 2006.
          Sales and Marketing
          Sales and marketing costs decreased to $1,000 for the year ended December 31, 2006, compared to $152,000 for the year ended December 31, 2005, an decrease of 99%. The decrease in such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.
          Net Income (Loss)
          The net loss was $353,000 for the year ended December 31, 2006, compared to net loss of $82,000 for the year ended December 31, 2005. The increased net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead.
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
          Gross Profit
          Gross profit increased to $1,086,000 for the year ended December 31, 2005 compared to $995,000 in the comparable period last year, an increase of 9%. Gross margin was 91% of revenue in the year ended December 31, 2006 compared with 90% of revenue for the comparable period last year. The increase in gross profit resulted from higher revenues in fiscal 2006. We maintain a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts. All development costs are expensed as engineering and development expenses in the period they are incurred.
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

          Research and Development
          Research and Development costs decreased to $354,000 for the year ended December 31, 2005, compared to $393,000 for the year ended December 31, 2004, a decrease of 10%. The decrease in research and development expense was due to the commencement of the use of lower cost applications engineering consultants in India in the second half of 2004 and the elimination of an in-house applications engineering position in early 2005. The number of projects completed by the Indian engineering firm were higher in 2005 as compared to 2004, partially offsetting the savings from the eliminated in-house engineering staff position.
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
Liquidity and Capital Resources
          At December 31, 2006, we had $229,000 in cash and cash equivalents as compared to $551,000 at December 31, 2005. The decrease in cash primarily resulted from the net loss. We had working capital of $242,000 at December 31, 2006 as compared with working capital of $560,000 at December 31, 2005.
          Net cash used by operating activities was $305,907 for the year ended December 31, 2006, as compared to net cash used by operating activities of $256,568 for the year ended December 31, 2005 and net cash provided by operating activities of $343,939 for the year ended December 31, 2004. The decrease in cash flows from operations for the year ended December 31, 2006 was primarily a result of the net lossand a decrease in accrued liabilities, partially offset by a decrease in accounts receivable.
          We use cash in investing activities primarily to secure patent and trademark protection for our proprietary technology and brand name. Cash used in investing activities totaled $15,013, $8,145 and $20,587, respectively, in the years ended December 31, 2006, 2005, and 2004. All expenditures for on-going research and development are expenses and therefore included in the Net Loss.
          Net cash flows used in financing activities totaled $773, $55,809 and $41,994 for the years ended December 31, 2006, 2005 and 2004, respectively.
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
          Future payments due under operating lease obligations as of December 31, 2006 are described below:

	Payments due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligations
Capital Lease Obligations
Operating Lease Obligations	$1,200	$1,200
Purchase Obligations
Total	$1,200	$1,200

          In the event the Company is to be would up and dissolved the Company would attempt to settle these amounts, negotiate early termination, or pay the remaining obligation if cash resources permitted.
          Our future cash flow must come primarily from the audio signal processing licensing and OEM royalties until or if our efforts to sell the assets of the company, with stockholders approval, is consummated and in that case from any net proceeds from the sale such assets. The Board of Directors will, with the approval of the stockholders, decide on the dispensation of such proceeds.
          The fluid, competitive and dynamic nature of the market brought a high degree of uncertainty to our operations. The operations of our business, and those of our competitors, are also impacted by the continued trend in the semiconductor industry to offer free, but minimal audio solutions to certain product classes to maintain and attract market share. In addition, the commoditization of many consumer electronics segments, our lack of resources and the departure of key employee and directors has made it unfeasible to continue to compete.
          Based on current and projected operating levels, we no longer believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis. As such, we do not believe our current cash reserves and cash generated from our existing operations and customer base are sufficient for us to meet our operating obligations and the anticipated additional research and development for our audio technology business for at least the next 12 months.
          On January 10, 2006, the Company announced that it would hold an open auction for the sale of substantially all of its assets. The Board of Directors of the Company decided that it is in the best interests of the stockholders to hold an open auction for the acquisition of the assets of the Company or the granting of an unlimited amount of non-exclusive perpetual licenses for a one-time fee and a subsequent auction of the residual assets. The consummation of any of such transactions will be subject to approval by the stockholders of the Company. We signed an agreement for the sale of the assets with DTS. At the reconvened stockholder meeting on February 21, 2007, while those shares voted were overwhelmingly in favor of the asset sale and possible dissolution of the Company, a required majority of outstanding shares did not approve the asset sale or possible dissolution of the Company. The Board is considering its options.
Net Operating Loss Carryforwards
          At December 31, 2006, we had net operating loss carryforwards for Federal income tax purposes of approximately $26,800,000 which are available to offset future Federal taxable income, if any, through 2015. Approximately $21,700,000 of these net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000.
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” . SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at December 31, 2006. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          To the Board of Directors of Spatializer Audio Laboratories, Inc.:
          We have audited the accompanying consolidated balance sheet of Spatializer Audio Laboratories, Inc. and subsidiaries ( “Company”) as of December 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
Irvine, California
March 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          To the Board of Directors of Spatializer Audio Laboratories, Inc.:
          We have audited the accompanying consolidated balance sheet of Spatializer Audio Laboratories, Inc. and subsidiaries (The “Company”) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ FARBER HASS HURLEY & MCEWEN LLP
Camarillo, California
February 24, 2006

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$228,940	$550,633
Accounts Receivable	74,828	155,233
Prepaid Expenses and Other Current Assets	25,073	34,104

Total Current Assets	328,841	739,970
Property and Equipment, Net	3,477	18,403
Intangible Assets, Net Held for Sale	131,258	138,548

Total Assets	$463,576	$896,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	9,670	10,443
Accounts Payable	32,136	14,195
Accrued Wages and Benefits	3,169	48,095
Accrued Professional Fees	41,900	34,000
Accrued Commissions	200	31,917
Accrued Expenses	0	40,869

Total Current Liabilities	87,075	179,519

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Common shares, $0.01 par value; 65,000,000 shares authorized; 48,763,383 shares issued and outstanding at December 31, 2006 and 2005, respectively	469,772	469,772
Additional Paid-In Capital	46,441,755	46,430,030
Accumulated Deficit	(46,535,026)	(46,182,400)

Total Stockholders’ Equity	376,501	717,402

Total Liabilities and Stockholders’ Equity	$463,576	$896,921

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Revenues:
Royalty Revenues	$333,201	$1,192,447	$1,105,923
Cost of Revenues	897	106,062	111,395

	332,304	1,086,385	994,528

Operating Expenses:
General and Administrative	526,865	670,124	615,412
Research and Development	157,739	354,138	393,004
Sales and Marketing	1,241	152,473	137,889

	685,845	1,176,735	1,146,305

Operating Loss	(353,541)	(90,350)	(151,777)

Interest Income	6,730	13,230	4,982
Interest Expense	(2,266)	(5,269)	(10,295)
Other Income (Expense), Net	1,251	0	0

	5,715	7,961	(5,313)

Loss Before Income Taxes	(347,826)	(82,389)	(157,090)
Income Taxes	(4,800)	874	(400)

Net Loss	$(352,626)	$(81,515)	$(157,490)

Basic and Diluted Loss per Share:	$(.01)	$(.00)	$(.00)

Weighted-Average Shares Outstanding	48,763,385	46,990,059	46,975,363

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(352,626)	$(81,515)	$(157,490)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Depreciation	14,926	16,401	11,942
Amortization	22,303	31,030	46,915
Stock and Options Issued for Services		1,000
Net Compensation Expense on Vested Options	11,725
Net Change in Assets and Liabilities:
Accounts Receivable	80,405	170,479	19,699
Prepaid Expenses, Deposits and Other Assets	9,031	36,836	(35,510)
Accounts Payable	17,941	(57,678)	50,407
Accrued Expenses and Other Liabilities	(109,612)	18,274	16,581
Deferred Revenue	0	(391,395)	391,395

Net Cash Provided (Used) by Operating Activities	(305,907)	(256,568)	343,939

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(0)	(5,277)	(4,007)
Intangible Assets	(15,013)	(2,868)	(16,580)

Net Cash Used by Investing Activities	(15,013)	(8,145)	(20,587)

Cash Flows from Financing Activities:
Notes Payable	(773)	(55,809)	66,252
Notes and Amounts Due to (from) Related Parties	0	0	(108,246)

Net Cash Used by Financing Activities.	(773)	(55,809)	(41,994)

Increase (Decrease) in Cash and Cash Equivalents	(321,693)	(320,522)	281,358
Cash and Cash Equivalents, Beginning of Year	550,633	871,155	589,797

Cash and Cash Equivalents, End of Year	$228,940	$550,633	$871,155

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Interest	$2,266	$5,269	$10,295
Income Taxes	$4,800	$0	$400
See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	10% Series B Convertible		Common
	Preferred Shares		Shares	Common Shares
					Additional		Total
	Number of	Par	Number of	Par	Paid-In-	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2003	-0-	$-0-	47,015,865	$470,159	$46,428,461	$(45,943,395)	$955,225

Cancellation of Unissued Performance Shares			(40,500)	(405)	405
Net Loss						(157,490)	(157,490)

Balance, December 31, 2004	-0-	$-0-	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735

Conversion of Series B-1 Pfd to Common Shares			1,788,018	18	1,164		1,182

Net Loss						(81,515)	(81,515)

Balance, December 31, 2005	-0-	$-0-	48,763,383	$469,772	$46,430,030	$(46,182,400)	$717,402

Net Compensation Expense on Vested Options					11,725		11,725

Net Loss						(352,626)	(352,626)

Balance, December 31, 2006	-0-	$-0-	48,763,383	$469,772	$46,441,755	$(46,535,026)	$376,501

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Ability to Continue as a Going Concern, Sale of All or Substantially All of the Assets of Spatializer Audio Laboratories, Inc. and Desper Products, Inc. and Dissolution of Spatializer
     Spatializer has been a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology is incorporated into products offered by our licensees and customers on various economic and business terms. The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), has been in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues are generated from this subsidiary. Desper Products is a California corporation incorporated in June 1986.
     The Company has incurred substantial operating losses in each of the last four years. License contracts with two of the Company’s largest customers expired on terms in 2006. Those customers have informed the Company that the contracts will not be renewed nor replaced with other licenses. The Company curently has no on-going commercial operations other than seeking to sell its assets.
     Spatializer has been under acute market pressure since 2002. In response to increased market competitiveness and Spatializer’s difficulty competing in this environment, in November 2002, the board of directors created a Special Committee to review certain strategic opportunities as they arise and to obtain additional information regarding such opportunities for consideration and evaluation by the board of directors.
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
     On December 19, 2005, at a regularly scheduled board of directors meeting, the board of directors of Spatializer discussed Spatializer’s current financial outlook. Management indicated to the board of directors that two customers, the revenues from which accounted for approximately 70% of Spatializer’s income during 2005, would not be sustainable in 2006. This called into question the ability of the Company to operate as a going concern. Based on management’s estimates, without new licensing revenue sources, management believed Spatializer would exhaust its available cash by the fourth quarter of 2006. The board of directors also discussed various strategic options for Spatializer, including potential suitors and the distribution by SEG of interest books to approximately 55 potential purchasers, competition in its niche, and other business matters. Following the presentation, Gilbert Segel and James Pace, two of the three directors of Spatializer, decided to resign from the board of directors in order to allow for other individuals more qualified and experienced in matters relating to the sale of Spatializer and other strategic alternatives for Spatializer, including liquidation, to fill the vacancies created. The board was reduced from four members to three authorized directors leaving one vacancy thereon, which has not been filled to date. Henry R. Mandell then indicated his desire to resign as an officer of Spatializer, for personal reasons, effective January 6, 2006, which vacancy would result in a significant reduction in payroll expense, but would stay as a director and Chairman of the Board and Secretary of Spatializer. Mr. Mandell offered to become a consultant to Spatializer on terms to be negotiated with Carlo Civelli, the remaining member of the Board. The board of directors then discussed plans for the future of Spatializer and measures for scaling back operations, while continuing to pursue a potential buyer through SEG, with a view to maximizing stockholder value.

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
     On January 10, 2006, Spatializer issued a press release regarding a potential auction, open to pre-qualified buyers, of the assets of Spatializer or the sale of an unlimited number of perpetual licenses of certain technology of Spatializer, all of which transactions would be subject to stockholder approval. During a period commencing on or about January 12, 2006 through March 15, 2006, SEG sent out to more than 160 potential buyers materials relating to the announced auction. SEG followed up, or attempted to follow up, with such potential buyers through the close of the auction period.
     At the close of the extended auction period, Spatializer received a bid from DTS for the purchase of substantially all of the assets of Spatializer and Desper Products and bids from three other parties interested in buying a perpetual license. Management of Spatializer determined that the bids for the perpetual licenses were not sufficient in amount and decided that the bid for the assets of Spatializer received from DTS of $1 million was the most attractive offer to pursue.
     From March 16, 2006 through approximately April 10, 2006, Spatializer and DTS negotiated the terms of a non-binding letter of intent. From January 25, 2006 through May 5, 2006, DTS performed various due diligence examinations relating to Spatializer. Preliminary discussions were held over the phone between DTS and SEG on January 25, 2006 and February 6, 2006. A technology demonstration was held at SEG’s office on February 10, 2006. A due diligence conference call including Spatializer was held on February 13, 2006. Counsel to DTS spent February 23, 2006, at SEG’s office analyzing contracts and various other due diligence items. Four due diligence conference calls were held in March 2006, three additional conference calls in April 2006, and one in May 2006.During the period from May 1, 2006 through mid-September 2006, legal counsel for DTS and for Spatializer prepared, and representatives of DTS and Spatializer negotiated the Asset Purchase Agreement.
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
     In August 2006, the board of directors of Spatializer was presented with and carefully considered a revised draft of the Asset Purchase Agreement. After due consideration of all of the foregoing, the board of directors of Spatializer, by a unanimous written consent of directors dated August 28, 2006, authorized the execution and delivery on behalf of Spatializer of the Asset Purchase Agreement providing for the sale to DTS and DTS BVI of all or substantially all of the assets of each of Spatializer and Desper Products, deemed the sale of all or substantially all of the assets of Spatializer and Desper Products for $1,000,000 in aggregate cash consideration to be expedient and for the best interests of Spatializer, and deemed the sale of all or substantially all of the assets of Spatializer and Desper Products to be advisable and in the best interests of Spatializer. Furthermore, the board of directors of Spatializer deemed it advisable that, following the sale of the assets, Spatializer be dissolved. The board of directors also recommended that the stockholders of Spatializer vote in favor of both the sale of assets transaction and the dissolution of Spatializer. The board of directors called a meeting of the stockholders of Spatializer to consider the proposed sale of assets pursuant to the Asset Purchase Agreement and to take action upon the resolution of the board of directors to dissolve Spatializer. The board of directors also recommended that the stockholders of Spatializer vote in favor of both the sale of assets transaction and the dissolution of Spatializer.
     A special stockholders meeting was called for January 24, 2007 to approve sale of assets and the authorize the possible dissolution of the Company. Proxies were mailed on or about December 1, 2006. The meeting was adjourned without a final vote in the Board’s view of the best interest of the stockholders. The meeting was reconvened on February 21, 2007, where it was announced that while approval of the asset sale and possible dissolution has received overwhelming affirmative votes of those votes cast, the majority of outstanding shares voting affirmatively was short of the majority required by our by-laws. As a result, the Board is considering its options and the offer to purchase the assets remains open.
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
     Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at Citibank FSB. At December 31, 2006 and 2005, substantially all cash and cash equivalents were on deposit at one financial institution.
     At December 31, 2006, two major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Sharp and Orion Corporation. One customer accounted for 81% and one accounted for 10% of our total accounts receivable at December 31, 2006. At December 31, 2005, three major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Matsushita, Sharp and Funai Corporation. One customer accounted for 52%, another accounted for 22% and one accounted for 14% of our total accounts receivable at December 31, 2005
     The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. Due to the contractual nature of sales agreements and historical trends, no allowance for doubtful accounts has been provided.
     The Company does not apply interest charges to past due accounts receivable.
     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Customers Outside of the U.S. — Sales to foreign customers were 93%, 95% and 95% of total sales in the years ended December 31, 2006 and 2005 and 2004, respectively.
     Major Customers — During the year ended December 31, 2006, two customers accounted for 49% and 20%, respectively, of the Company’s net sales. During the year ended December 31, 2005, three customers accounted for 42%, 23% and 12%, respectively, of the Company’s net sales. During the year ended December 31, 2004, four customers accounted for 29%, 25%, 21% and 13%, respectively, of the Company’s net sales.
     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.
     Advertising Costs — Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Consolidated advertising expense amounted to $0, $18,931and $4,289 in 2006, 2005 and 2004, respectively.
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
     Since the Company generated a net loss in 2006, 2005 and 2004, outstanding stock options and warrants would have been anti-dilutive and are not applicable to this calculation.
     Stock Option Plan — During the years ended December 31, 2005 and 2004, the Company determined the effects of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ,as amended which permitted entities to recognize expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 7)
     On January 1, 2006 the Company adopted SFAS 123R “Share Based Payments, using the modified prospective transition method to account for changes to the method of accouting for options outstanding at the effective date. Estimated compensation cost of $11,725 related to vested options outstanding as of January 1, 2006, net of those cancelled or expired during 2006, has been recognized as additional paid-in capital. The statements of operations for periods prior to the effective date have not been restated.
     Impairment of Long-Lived Assets and Assets to be Disposed of — The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amounts of the assets exceed the fair value of the assets (see Note 4). Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
     Segment Reporting — The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in December 1997. MDT has been considered a discontinued operation since September 1998. As of December 31, 2006, the Company has only one operating segment, DPI, the Company’s Audio Signal Processing business.
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
     Recent Accounting Pronouncements In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” . SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.
     Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
     Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts receivable, accounts payable, short-term debt to a related party and accrued liabilities and those potentially subject to valuation risk at December 31, 2005 and December 31, 2006 approximated fair value due to their short maturity or nature.

(3) Property and Equipment
     Property and equipment, as of December 31, 2006 and 2005, consists of the following:

	2006	2005
Office Computers, Software, Equipment and Furniture	$337,145	$337,145
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7,000	7,000

Total Property and Equipment	637,531	637,531
Less Accumulated Depreciation and Amortization	634,054	619,128

Property and Equipment, Net	$3,477	$18,403

(4) Intangible Assets
     Intangible assets, as of December 31, 2006 and 2005 consist of the following:

	2006	2005
Capitalized Patent, Trademarks and Technology Costs	$540,708	$525,695
Less Accumulated Amortization	409,450	387,147

Intangible Assets, Net	$131,258	$138,548

     Estimated amortization is as follows:

2007	$131,258
2008	$0
2009	$0
2010	$0
Thereafter	$0

$131,258
(5) Notes Payable
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company, in the amount of $9,670 at December 31, 2006. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 13% annually, is paid in monthly installments of $4,835 that commenced on June 1, 2006 and continues for nine months until the entire balance of principal and interest is paid in full.
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
(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,876,338 as of December 31, 2006. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

			Weighted-Average
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2003	2,540,000	3,035,000	$0.18
Options granted		200,000	$0.09
Options exercised		—	—
Options forfeited		(600,000)	$0.43

Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31

Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10

Options outstanding at December 31, 2006	1,750,000	1,750,000	$0.09

     At December 31, 2006 there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 and 2004 was $0.02 and $0.09, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005- expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years 2004- expected dividend yield 0%, risk-free interest rate of 4.1%, expected volatility of 150% and an expected life of 5 years.
     Through December 31, 2005, as permitted by SFAS No. 123, the Company applied the “intrinsic value” method outlined in APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost was recognized for the fair value of its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	2005	2004
NET INCOME (LOSS):
As Reported	$(81,515)	$(157,490)
Pro Forma	$(89,715)	$(172,770)
BASIC AND DILUTED LOSS:
As Reported	$(0.00)	$(0.00)
Pro Forma	$(0.00)	$(0.00)
     Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payments, using the modified prospective transition method to account for changes to the method of accouting for 1,750,000 vested options outstanding at the effective date. Estimated compensation cost related to vested options outstanding as of January 1, 2006 was recognized as additional paid-in capital. During the year ended December 31, 2006, 1,060,000 vested options expired or were cancelled, resulting in a reduction of compensation cost and additional paid-in capital. Net compensation cost recorded for the year ended December 31, 2006 was $11,725; net loss for the year was increased by a corresponding amount, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 3 years
     Options to purchase 600,000 shares of common stock were cancelled in the quarter ended March 31, 2006 to two former directors as a result of their resignation form the Board of Directors, per the Plan requirements.
     Options to purchase 210,000 shares of common stock previously granted to two directors and two employees, at an exercise price of $0.30 expired.
     Options to purchase 250,000 shares of common stock previously granted to one employee, at an exercise price of $0.05 were cancelled after the resignation of the employee per terms of the option agreement.
     At December 31, 2006, the number of options exercisable and fully vested was 1,750,000. The weighted-average exercise price of those options was $0.09; the weighted average remaining contractual term was 3 years; and the aggregate intrinsic value was zero per share.
          There were no warrants outstanding at December 31, 2006 or December 31, 2005.
(8) Income Taxes
     The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
State franchise tax	$4,800	$400	$400
Federal taxes	(0)	(1,274)	(0)

Total	$4,800	$(874)	$400
     Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 10% to 16.5% and are recorded as net royalty revenue.
     Income tax expense for the years ended December 31, 2006, 2005 and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no tax benefit has been provided.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2006 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2006 was insignificant. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2006. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.
     At December 31, 2006, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $26,800,000 which are available to offset future Federal taxable income, if any, through 2015. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.
(9) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to other legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company is obligated under one non-cancelable operating lease as of December 31, 2006. Future minimum rental payments for this operating lease is approximately $1,200 through December, 2007. Rent expense amounted to approximately $33,000, $25,000 and $ 23,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and related primarily to leases for office space. These leases expired during 2006 and were not renewed.
(10) Profit Sharing Plan
     The Company had a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company was permitted to make discretionary contributions to this plan, but had never done so over the life of this plan. The amount charged to administrative expense for the Plan in 2006, 2005 and 2004 was approximately $2,000 per annum. This plan was dissolved in early 2007.
(11) Quarterly Financial Data (unaudited)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Net Revenues	$100,488	$92,868	$67,744	$72,101
Gross Margin	$90,299	$83,580	$60,970	$97,455
Net Income (Loss)	$(173,391)	$(62,989)	$(61,798)	$(54,448)
Basic (Loss) Per Share	$0.00	$0.00	$0.00	$(0.00)

	Quarter Ended
2005	March 31	June 30	September 30	December 31
Net Revenues	$331,950	$428,912	$270,914	$160,670
Gross Margin	$298,078	$386,022	$258,162	$144,122
Net Income (Loss)	$10,014	$57,566	$36,545	$(186,514)
Basic (Loss) Per Share	$0.00	$0.00	$0.00	$(0.00)
(12) Subsequent Events and Management Plans (unaudited)
     In February 2007, a licensee exercised its right to purchase additional usage of our technology, under an original license signed in August 2004. As a result, we received approximately $563,000 after commissions and local country and city income tax.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     In February 2007, Farber Hass Hurley McEwen LLP resigned as the independent auditors for the Company and Ramirez International Financial & Accounting Services, Inc. was engaged as the independent auditors for the Company. Such matters were previously disclosed in a From 8-K filed with the Securities and Exchange Commission with date of earliest event reported of February 8, 2007. The change in independent auditors was not in connection with any disagreement of the type described in paragraph (a)(1)(iv) of Item 304(a) of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of said Item 304(a).
Item 9A. Controls and Procedures
     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there are only one remaining part-time employee and a contract bookkeeper that are responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties is limited, and there is limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, while the employee signs the checks, lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls, Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Director, Executive Officers and Corporate Governance
     Directors and Officers
HENRY R. MANDELL. Chairman since February 2000; Chief Executive Officer from February 2000 through January 6, 2006; Interim Chief Executive Officer from September 1998 to February 2000; Secretary since September 1998; Chief Financial Officer from March 1998 through January 6, 2006; Senior Vice President, Finance from March 1998 until September 1998. Executive Vice President and Chief Financial Officer of The Sirena Apparel Group, Inc. from November 1990 to January, 1998. Senior Vice President of Finance and Administration for Media Home Entertainment, Inc. from April 1985 to November 1990. Director of Finance and Accounting for Oak Media Corporation from June 1982 to April 1985. Senior Corporate Auditor for Twentieth Century Fox Film Corporation from June 1981 to June 1982. Mr. Mandell was a Senior Auditor for Arthur Young and Company from August 1978 to June 1981, where he qualified as a Certified Public Accountant. Mr. Mandell is currently the President and Chief Operating Officer of several operating entities in the apparel industry doing business as Ed Hardy and Christian Audigier
CARLO CIVELLI. Director since March 1993. Previously, Mr. Civelli was our VP Finance — Europe from August 1991 to March 1995. Has extensive experience in financing emerging public companies and has been instrumental in funding approximately 50 new ventures of the past 20 years which include Breakwater Resources, Callinan Mines, Granges Exploration, Namibian Minerals, Napier International Tech, Norst Interactive, DRC Resources, DMX Digital Music. Managing Director of Clarion Finanz AG, Zurich, Switzerland, for more than the last ten years. Director and Financial Consultant to Clarion Finanz AG.
     Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2006, we are not aware of any director, officer or beneficial owner of more ten percent (10%) of the Common Stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

     Code of Ethics
We adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and other senior financial officers. At present, the Company’s only employee is Henry R. Mandell who is serving as Chairman of the Board and Secretary. The Company will provide a copy of our code of ethics to any person, free of charge, upon written request sent to our principal corporate office at 2060 East Avenida de Los Arboles, # D190, Thousand Oaks, California 91362-1376.
     Corporate Governance
During the fiscal year ended December 31, 2005, Gilbert Segel served as the sole member of the Audit Committee until his resignation from the Board of Directors on and effective as of December 19, 2005, Mr. Segel was considered independent, as defined in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After Mr. Segel’s resignation in 2005, no members were nominated or appointed to the Audit Committee. Accordingly, the Audit Committee held no meetings in fiscal 2006. At present, the entire Board is acting in lieu of the Audit Committee.
Item 11. Executive Compensation
     Compensation Discussion and Analysis
Henry Mandell is the sole employee of the Company and serves as both the Chairman of the Board and the Secretary of the Company. On December 19, 2005, Henry Mandell gave notice that he was resigning from all positions held by him with the Company, other than as a director, Chairman of the Board and Secretary thereof, effective as of January 6, 2006. Effective as of January 6, 2006, the Company entered into an agreement with Mr. Mandell to continue his employment with the Company as Chairman and Secretary. Under the terms of that agreement, Mr. Mandell continues to provide certain specified services to the Company, which services may be provided in person, by telephone, by email or otherwise as Mr. Mandell sees fit, such services to be rendered at such hours and/or on weekends as he may determine. Those services include without limitation supervising the preparation of the Company’s financial statements and records, reviewing and authorizing day to day disbursements, supervising all of the Company’s licensing and business activities, handling stockholder communications and serving as the contact person with the Company’s financial advisor. He is permitted to accept, and has accepted, other employment during the term of the agreement.
As an incentive for Mr. Mandell to continue in the employ of the Company during the term of the agreement, and in consideration for foregoing certain severance pay to which he otherwise may have been entitled, the Company agreed to pay him a lump sum payment of $35,733.33, which amount was paid concurrently with the execution of the agreement. He is entitled to a monthly salary of $5,000 during the term of the agreement, a bonus of $10,000 for his assistance in the preparation of the Company’s Form 10-K of the Company for the fiscal year ended December 31, 2005 and a separate bonus of $5,000 each for his assistance on each Form 10-Q upon which he assists for any quarterly period ending after December 31, 2005 and for each proxy. Additionally, should the Company be sold or enter into certain specified extraordinary transactions during the term of the agreement, Mr. Mandell is entitled to an additional bonus equal to 3.5% of the total consideration, not to exceed $150,000. During the term of the agreement, he will also be entitled to employee benefits and reimbursement of reasonable, actual and necessary business expenses. These amounts were determined by Mr. Mandell and Mr. Civelli based on the amount of time expected to be expended by Mr. Mandell in pursuing the winding up of the Company’s business operations and the financial status of the Company.
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
The agreement was scheduled to terminate by its terms upon the earlier of the consummation of certain extraordinary transactions, the expiration, termination or non-renewal of the directors’ and officers’ insurance policy of the Company under which Mr. Mandell is covered as a director and officer of the Company and June 30, 2006. The agreement was extended through the earlier of the date of dissolution of the Company and June 30, 2007. The Company may terminate Mr. Mandell’s employment at any time during the term and Mr. Mandell may voluntarily resign his employment at any time during such term.

The monthly income was agreed to be paid in order that the Company would have an employee to oversee the sale of the assets of the Company, manage remaining business relationships and the supervise the dissolution of the Company or any other transaction in connection with the wind down of the business operations of the Company. The additional sums for preparation of the Form 10-Qs and Form 10-Ks were to compensate Mr. Mandell for the additional responsibilities to be borne by him in connection therewith. The proposed bonus, which will be paid based on a percentage of the amount received for the sale of the assets or other specified extraordinary transactions, is intended to incentivize Mr. Mandell to continue the efforts to sell the Company and to maximize value for the stockholders.
The Company is trying to minimize its cash outflow, maximize value for the stockholders and wind down its current business operations. As such, it is no longer trying to incentivize employees with long-term compensation plans or stock option grants or other forms of equity ownership. Although the Company does not intend to increase Mr. Mandell’s compensation package, any such determination would be made by the Board, consisting of Messrs. Mandell and Civelli.
     Officer Compensation
The following table sets forth information concerning the compensation of Mr. Mandell, the only executive officer of the Company during fiscal 2006:
SUMMARY COMPENSATION TABLE

				All Other
			Options	Compensation
Name and Principal Position	Year	Salary($)	Awards($)	($)	Total ($)
Henry R. Mandell, Chairman and Secretary	2006	$90,000	—	$19,000 (1)	$109,000
	2005	$214,200	8,000	$16,000	$238,200
	2004	$214,200	3,820	$14,000	$232,020

(1)	Cost of health insurance premiums
For a description of Mr. Mandell’s employment agreement, see the description thereof set forth under “Compensation Discussion and Analysis” above.
The following table sets forth information concerning unexercised options held by Mr. Mandell as of December 31, 2006. All options held by Mr. Mandell are fully vested. Mr. Mandell did not receive any equity incentive plan awards during the fiscal year ended December 31, 2006.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards

Number of Securities	Number of Securities
Underlying	Underlying
Unexercised	Unexercised	Weighted Average
Options(#)	Options(#)	Option Exercise	Option Expiration
Exercisable	Unexercisable	Price($)	Date
1,500,000	1,500,000	$0.094	06/07-2/10
Mr. Mandell did not exercise any options during the fiscal year ended December 31, 2006 and all options held by Mr. Mandell were fully vested prior to January 1, 2006.
In the event the assets of the Company are sold or the Company enters into other specified extraordinary transactions, Mr. Mandell will be entitled to a lump sum cash payment from the Company in an amount equal to 3.5% of the total consideration, not to exceed $150,000.

     Director Compensation
None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of March 7, 2007 or which can be acquired within sixty days of March 7, 2007 by (i) each person known by management to beneficially own more than five percent (5%) of Spatializer’s outstanding common stock, (ii) each of Spatializer’s directors, and officers, and (iii) all executive officers and directors as a group. On March 12, 2007, there were 48,763,383 shares of common stock outstanding.

	AMOUNT AND NATURE OF	PERCENT OF
NAME OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	CLASS
Jay Gottlieb(1)(2)	4,846,500	9.1%

Carlo Civelli(1)(3)	5,763,780	11.75%

Henry R. Mandell(1)(4)	2,162,875	4.4%

All directors and executive officers as a group (2 persons)(1)(3)(4)	7,976,655	16.15%

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Based on Amendment No. 3 to the Schedule 13G filed by Mr. Gottlieb with the Securities and Exchange Commission on February 12, 2007. Mr. Gottlieb’s address is 27 Misty Brook Lane, New Fairfield, Connecticut 06812.

(3)	Carlo Civelli controls Clarion Finanz AG, a non-reporting investment company. Holdings of Mr. Civelli and Clarion Finanz AG are combined, and include all shares of Spatializer held of record or beneficially by them, and all additional shares over which he either currently exercises full or partial control, without duplication through attribution. Includes 300,000 options to acquire common stock held by Mr. Civelli, all of which are vested and currently exercisable. Mr. Civelli’s address is Gerberstrasse 5 8023, Zurich, Switzerland. (4) Includes 1,500,000 options held by Mr. Mandell, all of which are vested and are exercisable at various prices from $0.05 to $0.12. The options have varying expiration dates of which the final such expiration date is February 21, 2010.
The following table sets forth certain information relating to the equity compensation plans of the Company as of December 31, 2006:
Equity Compensation Plan Information

					Number of securities
	Number of securities				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,750,000	(1)	$0.09	(1)	0
Equity compensation plans not approved by security holders	0		0		0

Total	1,750,000		$0.09		0

(1)	Represents options to acquire the Company’s Common Stock under the Company’s 1995 Stock Option Plan and 1996 Incentive Plan approved by the Company’s stockholders in 1995 and 1996, respectively. The 1995 Plan authorizes grants of options to purchase authorized but unissued common stock in an amount of up to 10% of total common shares outstanding at each calendar quarter or 4,876,338 as at December 31, 2006. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable as determined by the committee on date of grant. The 1996 Plan supplements the 1995 Plan by allowing for stock appreciation, incentive shares and similar accruals aggregating not more than the equivalent of 500,000 shares and the regrant of any Performance Shares that become available for regrant. See Note 2. Since the Plan expired in 2005, there can be no new issues of options.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The Company and Henry R. Mandell, the Chairman and Secretary of the Company and the Company’s sole employee, are parties to an employment agreement entered into in January 2006. Under the terms of that agreement, if the Company is sold or enters into certain specified extraordinary transactions during the term hereof, Mr. Mandell will be entitled to receive a lump sum cash payment equal to 3.5% of the total consideration, not to exceed $150,000, in addition to any amounts he may receive as a stockholder upon any distribution to stockholders.
     As the Company has only one employee and two directors, neither of whom would be considered “independent”, the Company has no formal policy in place as to the procedure for approving any transactions between the Company and its related persons (including officers, directors and stockholders). In the event that the Company should undertake any transaction that would require disclosure under this section, the Company may consider, in light of all then existing facts and circumstances, whether stockholder approval thereof should be sought. The Board did not seek approval or ratification of the employment agreement with Mr. Mandell based in large part on the circumstances of the Company at the time such agreement was executed.
     The Company does not currently have any director that would be considered independent under the definition thereof under any national securities exchange or any inter-dealer quotation system
Item 14. Principal Accountant Fees and Services
     The following summarizes the fees paid to Farber Hass Hurley McEwen LLP, the principal accountant for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005 and review of the Company’s financial statements included in Form 10-Qs during fiscal 2006 and to Ramirez International Financial & Accounting Services, Inc. the principal accountant for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006:

	December 31,
	2005		2006
Audit Fees (1)		$34,865	40,900
Audit Related Fees (2)	$
Tax Fees (3)		6,895	11,400
All Other Fees		—	—

Total Fees		$41,760	52,300

(1)	Audit Fees are fees for professional services rendered for the annual audit, the reviews of the Company’s financial statements included in Form 10-Qs and services normally provided in connection with statutory and regulatory filings.

(2)	Audit Related Fees are for assurance and related services that are reasonably related to the performance of the fiscal 2005 audit and not reported under Audit Fees.

(3)	Tax Fees are fees for professional services rendered for tax compliance, tax planning and tax advice.
Although the Audit Committee had not adopted policies and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent auditors, the charter of the Audit Committee requires that the Audit Committee pre-approve the engagement of the auditor to perform all proposed audit, review and attest services, as well as engagements to perform any proposed permissible non-audit services. The pre-approval of services was delegated to the Company’s Chief Financial Officer with the decision to be reported to the Audit Committee and ratified at its next scheduled meeting. One hundred percent of the auditors’ fees were pre-approved by the Audit Committee during 2005. In 2006, the Audit Committee had no members nor a Chief Financial Officer. Thus, the Company’s Board of Directors has and will be responsible for serving in the capacity of the Audit Committee and approving audit and non-audit services to be rendered by the Company’s independent auditor until such time, if any, as members may be appointed to the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Financial Statements
     See Item 8.
     (b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description

2.1	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

2.2	Asset Purchase Agreement dated as of September 18, 2006 among the Company, Desper Products, Inc., DTS, Inc. and DTS-BVI (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

3.1	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

3.2	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999 (Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

3.7	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

4.1	Performance Share Escrow Agreements dated June 22, 1992 among Montreal Trust Company of Canada, Spatializer-Yukon and certain shareholders with respect to escrow of 2,181,048 common shares of Spatializer-Yukon. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

4.2	Modification Agreement for Escrowed Performance Shares. (Incorporated by reference to the Company’s Definitive Proxy Statement dated June 28, 1996 and previously filed with the Commission.)

4.3	Form of Exchange Agreement effective December 26, 2002 entered into by holders of Series B Preferred Stock in connection with exchange of same for Series B-1 Preferred Stock (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

Exhibit
Number	Description

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.)

10.4	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5*	Employment Agreement dated November 12, 2005, between the Company and Henry Mandell, as amended. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.)

10.6	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2005.)

10.7	Lease for Office and Research Center in San Jose, CA. (incorporated by reference to )

10.8	Lease for Executive Office in Westlake Village, CA. (incorporated by reference to)

10.9	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.)

10.10*	Employment Agreement dated January 6, 2006, between the Company and Henry Mandell. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.)

10.11•*	Amendment to Employment Agreement between the Company and Henry Mandell

21.1•	Subsidiaries of the Company

23.1•	Consent of Ramirez International Financial and Accounting Services, Inc.

23.2•	Consent of Farber Hass Hurley McEwen, LLP, Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

•	Filed Herewith.

*	Indicates management contracts or compensatory plans required to be filed as an exhibit to this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 26, 2007

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Carlo Civelli	Director	March 26, 2007

Carlo Civelli

/s/ Henry R. Mandell	Director, Chairman and Secretary (Principal executive	March 26, 2007

Henry R. Mandell	officer and principal financial officer)