Form 10-Q
period 2007-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2007-05-10
CIK 890821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007
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
As of April 30, 2007, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$726,275	$228,940
Accounts Receivable, net	45,551	74,828
Prepaid Expenses and Deposits	41,135	25,073

Total Current Assets	812,961	328,841

Property and Equipment, net	3,213	3,477
Intangible Assets, net	125,682	131,258

Total Assets	$941,856	$463,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	—	9,670
Accounts Payable	—	32,136
Accrued Wages and Benefits	2,483	3,169
Accrued Professional Fees	15,000	41,900
Accrued Commissions	100	200
Accrued Expenses	1,000	—
Deferred Revenue	313,116	—

Total Current Liabilities	331,699	87,075

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 48,763,383 shares issued and outstanding at March 31, 2007 and December 31, 2006.	469,772	469,772
Additional Paid-In Capital	46,441,755	46,441,755
Accumulated Deficit	(46,301,370)	(46,535,026)

Total Shareholders’ Equity	610,157	376,501

	$941,856	$463,576

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	March 31,	March 31,
	2007	2006
Revenues:
Royalty Revenues	$359,684	$100,488

	359,684	100,488
Cost of Revenues	31,493	10,189

Gross Profit	328,191	90,299
Operating Expenses:
General and Administrative	97,157	130,092
Research and Development	—	144,901
Sales and Marketing	—	1,241

	97,157	276,234

Operating Profit(Loss)	231,034	(185,935)
Interest and Other Income	3,041	3,219
Interest and Other Expense	—	—

	3,041	3,219

Income (Loss) Before Income Taxes	234,075	(182,716)
Income Taxes	(418)	(2,400)

Net Income (Loss)	$233,657	$(185,116)

Basic and Diluted Earnings Per Share	$0.00	$(0.00)

Weighted Average Shares Outstanding	48,763,383	48,763,383

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$233,657	$(185,116)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	5,840	9,641
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	29,277	59,868
Prepaid Expenses and Deposits	(16,062)	17,894
Accounts Payable	(32,136)	(5,229)
Accrued Wages and Benefits	(686)	(32,955)
Accrued Professional Fees	(26,900)	(34,000)
Accrued Commissions	(100)	10,188
Accrued Expenses	1,000	(28,144)
Deferred Revenue	313,116	—

Net Cash Provided By (Used In) Operating Activities	507,006	(187,853)

Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	—	—
Increase in Capitalized Patent and Technology Costs	—	—

Net Cash Provided By (Used in) Investing Activities	—	—
Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	(9,670)	(10,443)

Net Cash Provided by Financing Activities	(9,670)	(10,443)

Increase (Decrease) in Cash and Cash Equivalents	497,336	(198,296)

Cash and Cash Equivalents, Beginning of Period	228,940	550,633

Cash and Cash Equivalents, End of Period	$726,276	$352,337

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income Taxes	418	2,400

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1)	Ability to Continue as a Going Concern, Sale of All or Substantially All of the Assets of Spatializer Audio Laboratories, Inc. and Desper Products, Inc.
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
     The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), has been in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues are generated from DPI. DPI is a California corporation incorporated in June 1986.
     On December 19, 2005, at a regularly scheduled board of directors meeting, the board of directors of Spatializer discussed Spatializer’s current financial outlook. Management indicated to the board of directors that two customers, the revenues from which accounted for approximately 70% of Spatializer’s income during 2005, would not be sustainable in 2006. This called into question the ability of the Company to operate as a going concern. The Company’s financial statements have been prepared assuming that it will continue as a going concern.
     As previously reported, on September 18, 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which the Company and DPI agreed to sell substantially all of their intellectual property assets. A special stockholders meeting was called for January 24, 2007 to approve sale of assets and to authorize the dissolution of the Company. Proxies were mailed on or about December 1, 2006. The meeting was adjourned without a final vote in the Board’s view of the best interest of the stockholders. The meeting was reconvened on February 21, 2007. The vote required to approve the asset sale and dissolution was a majority of the shares outstanding on the record date. The dissolution proposal was contingent upon approval of the asset sale. A total of 15,334,520 shares voted on the asset sale proposal, of which 14,407,084 shares were voted in favor, 823,182 shares voted against and 104,284 votes abstained. Although the votes cast on the proposal to sell the assets was overwhelmingly in favor thereof, the requisite vote was not obtained. As a result, the proposal regarding dissolution was not presented to a vote of stockholders.
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15. The Company anticipates that it will re-solicit a vote on the sale of assets to DTS in the second quarter of 2007 (but not a vote for dissolution of the Company). There is no assurance that such asset sale vote will take place in the second quarter 2007 or that, if such vote is taken, that the proposal to sell the assets to DTS and its subsidiary will be approved. Even if such asset sale is approved in second quarter 2007, there is no assurance that the DTS transaction will be consummated as it is subject to various conditions. If such vote is not taken in the second quarter 2007 or such asset sale is not approved, the Company will have to re-evaluate its alternatives.
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2006 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.
     The foregoing financial information has been prepared assuming that the Company will continue as a going concern. As discussed above, the Company’s current circumstances, including significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The foregoing financial information does not include any adjustments that might result from the outcome of this uncertainty.
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

     At March 31, 2007, one customer, Sharp, accounted for 66% of our. accounts receivable. At March 31, 2006, three customers, not presented in the order of importance, Matsushita, Sharp and Funai, accounted for 37%, 34% and 20% respectively of our. accounts receivable.
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
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 100% of total sales in the year to date periods ended March 31, 2007 and 2006, respectively. Approximately 87% and 13% of sales were generated in Korea and Japan, respectively, in the three months ended March 31, 2007
     Major Customers — During the quarter ended March 31, 2007, one customer, Samsung , accounted for 87% of the Company’s revenue. During the quarter ended March 31, 2006, three customers, Sharp, Funai and Matsushita, not presented in order of importance, accounted for 37%, 34% and 20% of the Company’s revenue
     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.
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
     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended March 31, 2007 and 2006 which were not included in the computation of diluted loss per share because the impact would have been antidilutive or less than $0.01 per share:

	2007	2006
Options	1,750,000	2,160,000
Warrants	0	0

	1,750,000	2,160,000
     Stock Option Plan — During the years ended December 31, 2005 and 2004, the Company determined the effects of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ,as amended which permitted entities to recognize expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 7)
     On January 1, 2006 the Company adopted SFAS 123R, Share Based Payment, using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date. Estimated compensation cost of $11,725 related to vested options outstanding as of January 1, 2006, net of those cancelled or expired during 2006, has been recognized as additional paid-in capital. The statements of operations for periods prior to the effective date have not been restated.
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
     Fair Value of Financial Instruments - The carrying values of cash equivalents, accounts receivable, accounts payable and accrued liabilities and those potentially subject to valuation risk at December 31, 2006 and March 31, 2007 approximated fair value due to their short maturity or nature.
(3) Property and Equipment
     Property and equipment, as of December 31, 2006 and March 31, 2007, consists of the following in accordance with application of SFAS 144:

	March 31,	December 31,
	2007	2006
Office Computers, Software, Equipment and Furniture	$337,144	$337,145
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7000	7,000

Total Property and Equipment	637,531	637,531
Less Accumulated Depreciation and Amortization	634,318	634,054

Property and Equipment, Net	$3,213	$3,477

(4) Intangible Assets
     Intangible assets, as of December 31, 2006 and March 31, 2007 consist of the following:

	March 31,	December 31,
	2007	2006
Capitalized Patent, Trademarks and Technology Costs	$540,708	$540,708
Less Accumulated Amortization	415,026	409,450

Intangible Assets, Net	$125,682	$131,258

     Estimated amortization is as follows:

2007	$131,258
2008	$0
2009	$0
Thereafter	$0
     It is anticipated that the intangible assets will be written off upon completion of the sale of assets, subject to stockholder approval, in June 2007.
(5) Notes Payable
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. The balance was paid off in full in March 2007.
(6) Shareholders’ Equity
     During the quarters ended March 31, 2007 and 2006, no shares were issued, cancelled or converted, nor were any options granted or exercised.
Capitalization
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15. At the closing of the stock sale, the investors delivered into escrow an additional amount $259,786. Such escrowed funds are to be immediately released to the Company concurrently with the closing of the transactions contemplated by the Asset Purchase Agreement, dated as of September 18, 2006 by and between the Company, DPI, DTS, Inc. and its wholly owned subsidiary . In the event that the closing under such Asset Purchase Agreement does not occur prior to June 30, 2007, the escrowed funds are to be released to the investors in an amount equal to the amount paid into the escrow fund by each such investor.

(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,876,339 as of March 31, 2007. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

		WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31
Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10
Options outstanding at December 31, 2006	1,750,000	1,750,000	$0.09

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(0)	(0)	$0.10
Options outstanding at March 31, 2007	1,750,000	1,750,000	$0.09

     At March 31, 2007 there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 and 2004 was $0.02 and $0.09, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005- expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years 2004- expected dividend yield 0%, risk-free interest rate of 4.1%, expected volatility of 150% and an expected life of 5 years.
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
     Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payments, using the modified prospective transition method to account for changes to the method of accounting for 1,750,000 vested options outstanding at the effective date. Estimated compensation cost related to vested options outstanding as of January 1, 2006 was recognized as additional paid-in capital. During the year ended December 31, 2006, 1,060,000 vested options expired or were cancelled, resulting in a reduction of compensation cost and additional paid-in capital. Net compensation cost recorded for the year ended December 31, 2006 was $11,725; net loss for the year was increased by a corresponding amount, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 3 years
          Options to purchase 600,000 shares of common stock were cancelled in the quarter ended March 31, 2006 to two former directors as a result of their resignation form the Board of Directors, per the Plan requirements.
          Options to purchase 210,000 shares of common stock previously granted to two directors and two employees, at an exercise price of $0.30 expired.
          Options to purchase 250,000 shares of common stock previously granted to one employee, at an exercise price of $0.05 were cancelled after the resignation of the employee per terms of the option agreement.
          At March 31, 2007 and December 31, 2006, the number of options exercisable and fully vested was 1,750,000. The weighted-average exercise price of those options was $0.09; the weighted average remaining contractual term was 3 years; and the aggregate intrinsic value was zero per share.
          There were no warrants outstanding at March 31, 2007 or 2006.
(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
          The Company is obligated under one non-cancelable operating lease as of December 31, 2006. Future minimum rental payments for this operating lease is approximately $900 through December 2007.
          Rent expense amounted to approximately $33,000, $25,000 and $ 23,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and related primarily to leases for office space. These leases expired during 2006 and were not renewed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report.
     This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.
Executive Overview
     Revenues increased to $360,000 for the quarter ended March 31, 2007 compared to $100,000 for the quarter ended March 31, 2006, an increase of 260%. Revenues were comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms and circuit designs. Revenues in the current quarter reflect the extension of a prior year licensing agreement that was renewed in the first quarter of 2007, revenues from which are recognized in the first and will be fully recognized in the second quarter, based on projected product life. Revenues are not expected to continue and a key issue discussed below is the wind-down of revenue streams in fiscal 2006 and fiscal 2007 due to the discontinuation of operations.
     Net income was $234,000 for the quarter ended March 31, 2007, $0.00 basic and diluted per share, compared to a net loss of $185,000, ($0.00) per share for the quarter ended March 31, 2006. The increased net income for the current period is primarily the result of the recognition of half the payment received from a major customer to license additional usage rights which had expired in the first quarter of 2007. The remaining cash received was classified as deferred revenue and will be recognized in its entirety next quarter.
          At March 31, 2007, we had $726,000 in cash and cash equivalents as compared to $229,000 at December 31, 2006. The increase in cash resulted primarily from the afore-mentioned transaction involving the license of additional units by one licensee. We had working capital of $481,000 at March 31, 2007 as compared with working capital of $242,000 at December 31, 2006
          We ceased operations in 2006. As previously disclosed, we are parties to an Asset Purchase Agreement pursuant to which we have agreed to sell substantially all of our assets and those of out wholly owned subsidiary, DPI (excluding certain assets, such as cash), to DTS, Inc. and its wholly owned subsidiary. Such asset sales require the approval of a majority of the outstanding shares of the Common Stock of the Company. Such proposal was put to a vote of the stockholders during the fiscal quarter ended March 31, 2007. While the votes received were overwhelmingly in favor of the asset sales, the requisite vote was not obtained. The Company anticipates that it will re-solicit a vote on the sale of assets to DTS and its subsidiary in the second quarter of 2007 (but not a vote for dissolution of the Company). There is no assurance that such asset sale vote will take place in second quarter

2007 or that, if such vote is taken, that the proposal to sell the assets to DTS and its subsidiary will be approved. Even if such asset sale is approved in second quarter 2007, there is no assurance that the DTS transaction will be consummated as it is subject to various conditions. If such vote is not taken in the second quarter 2007 or such asset sale is not approved, the Company will have to re-evaluate its alternatives.
Approach to MD&A
     The purpose of MD&A is to provide our shareholders and other interested parties with information necessary to gain an understanding of our financial condition, changes in financial condition and results of operations. As such, we seek to satisfy three principal objectives:
•	to provide a narrative explanation of a company’s financial statements “in plain English” that enables the average investor to see the company through the eyes of management;

•	to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and

•	to provide information about the quality of, and potential variability of, a company’s earnings and cash flow, so that investors can ascertain the likelihood and relationship of past performance being indicative of future performance.
     We believe the best way to achieve this is to give the reader:
•	An understanding of our operating environment and its risks (see below and Item 1A of Part II of this Form 10-Q)

•	An outline of critical accounting policies

•	A review of our corporate governance structure

•	A review of the key components of the financial statements and our cash position and capital resources

•	A review of the important trends in the financial statements and our cash flow

•	Disclosure on our internal controls and procedures
Operating Environment
     We operate in a very difficult business environment. This environment impacts us in various ways, some of which are discussed below:
•	Our Board of Directors has Determined it is in the Company’s and its Stockholders’ Interests to Sell the Company’s Assets

•	We Are Unable to Achieve or Sustain Profitability in the Future or Obtain Future

Financing and Our Business Operations Will Fail

•	There is No Guarantee That There Will be Funds Available for Distribution to Stockholders if We Cannot Get Stockholder Approval for the Asset Sale, if the Approval is Untimely or if Claims Arise Post-Sale During the 275-Day Warranty Period

•	The Market For Our Stock May Not Remain Liquid And The Stock Price May Be Subject To Volatility
Certain other risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on file with the Securities and Exchange Commission.
     In December 2005 our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appear not to be sustainable in the future. In December 2005, two of our four directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group to assist us in this endeavor. In September 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which we agreed to sell substantially all of our assets (other than certain excluded assets, such as cash). The consummation of the asset sale is subject to approval of holders of a majority of the outstanding shares of the Common Stock of the Company. An annual meeting of stockholders was called for January 2007 to, among other things, vote on such asset sale and, if approved, to vote on the dissolution of the Company. The meeting was adjourned and reconvened in February 2007. While the shares actually voted at the meeting were overwhelmingly in favor of the asset sale transaction, due to the high vote threshold, the requisite vote was not obtained. As a result, the proposal regarding the dissolution of the Company was not put to a vote. In April 2007, the Company sold an aggregate of 16,236,615 shares of its Common Stock to certain investors. The Company anticipates holding a special meeting of stockholders in second quarter 2007 to vote on the asset sale transaction but not with respect to the dissolution of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company. There is no assurance that such meeting will be held or that, if held, that the asset sale transaction will be approved. Even if approved, there is no assurance that the asset sale will be consummated as it is subject to various conditions. Further, even if such transaction is consummated, there is no assurance that there will be any funds available for distribution to stockholders. If such sale is not approved, the Board of Directors will be required to explore other alternatives for the Company and its business.
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

     Our financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current circumstances, including significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     The Consolidated Balance Sheet provides a snapshot view of our financial condition at the end of our current fiscal period. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash balances compared to the prior years and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The difference between Current Assets and Current Liabilities is referred to as Working capital and measures how much in liquid assets a company has available to build its business. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.
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

Results of Operations
Revenues
     Revenues increased to $360,000 for the quarter ended March 31, 2007 compared to $100,000 for the quarter ended March 31, 2006, an increase of 260%. Revenues were comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms and circuit designs. The increased revenue is primarily the result of the recognition of half the payment received from a major customer to license additional usage rights which had expired in the current quarter. The remaining cash received was classified as deferred revenue and will be recognized in its entirely next quarter.
Gross Profit
     Gross profit for the three months ended March 31, 2007 was $328,000 (91% of revenue) compared to gross profit of $90,000 (90% of revenue) in the comparable period last year, an increase of 264%. Gross profit increased due to increased revenue.
Operating Expenses
          Operating expenses in the three months ended March 31, 2007 were $97,000 (27% of revenue) compared to operating expenses of $276,000 (276% of revenue) in the comparable period last year, a decrease of 65%. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.
General and Administrative
     General and administrative expenses in the three months ended March 31, 2007 were $97,000 (27% of revenue) compared to general and administrative expenses of $130,000 (130% of revenue) in the comparable period last year, a decrease of 25%. The decrease in general and administrative expense for the three month period resulted primarily from the vacancy in the CEO position and no sales related travel for the CEO.
     Research and Development
          Research and Development expenses in the three months ended March 31, 2007 were zero compared to research and development expenses of $145,000 (145% of revenue) in the comparable period last year. The decrease in research and development expense was due to the elimination of an in-house applications engineering position and the resignation of the principal engineer in May 2006.
     Sales and Marketing
          Sales and Marketing expenses in the three months ended March 31, 2007 were zero compared to sales and marketing expenses of $1,000 (1% of revenue) in the comparable period last year. The decrease in such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.

     Net Income (Loss)
     Net Income was $234,000 for the quarter ended March 31, 2007; $0.00 basic and diluted per share, compared to net loss of $185,000, ($0.00) per share, for the quarter ended March 31, 2006. The increased net income for the current period is primarily the result of the recognition of half the payment received from a major customer to license additional usage rights which had expired in the current quarter. The remaining cash received was classified as deferred revenue and will be recognized in its entirety next quarter.
     At March 31, 2007, we had $726,000 in cash and cash equivalents as compared to $229,000 at December 31, 2006. The increase in cash resulted primarily from the receipt of current and deferred revenue on the license of additional units by one licensee in its normal course of business. We had working capital of $481,000 at March 31, 2007 as compared with working capital of $242,000 at December 31, 2006.
     Future payments due under operating lease obligations as of March 31, 2007 are described below:

		Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Operating Lease Obligations	$900	$900	0	0	0

Total	$900	$900	0	0	0
     Our future cash flow must come primarily from the audio signal processing licensing and OEM royalties unless and until our efforts to sell the assets of the company, with stockholders approval, is consummated (if ever) and, in that case, from any net proceeds from the sale such assets and/or from any other business operations, if any, in which the Company may determine to engage in the future, none of which are anticipated at present.
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

     In September 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which we agreed to sell substantially all of our assets (other than certain excluded assets, such as cash). The consummation of the asset sale is subject to approval of holders of a majority of the outstanding shares of the Common Stock of the Company. An annual meeting of stockholders was called for January 2007 to, among other things, vote on such asset sale and, if approved, to vote on the dissolution of the Company. The meeting was adjourned and reconvened in February 2007. While the shares actually voted at the meeting were overwhelmingly in favor of the asset sale transaction, due to the high vote threshold, the requisite vote was not obtained. As a result, the proposal regarding the dissolution of the Company was not put to a vote. In April 2007, the Company sold an aggregate of 16,236,615 shares of its Common Stock to certain investors. The Company anticipates holding a special meeting of stockholders in second quarter 2007 to vote on the asset sale transaction but not with respect to the dissolution of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company. There is no assurance that such meeting will be held or that, if held, that the asset sale transaction will be approved. Even if approved, there is no assurance that the asset sale will be consummated as it is subject to various conditions. Further, even if such transaction is consummated, there is no assurance that there will be any funds available for distribution to stockholders. If such sale is not approved, the Board of Directors will be required to explore other alternatives for the Company and its business.
Net Operating Loss Carry forwards
     At December 31, 2006 we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Based on the suspension of operations and the pending sale of assets, these net operating loss carry forwards will not be utilized, other than for any income in 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at March 31, 2007. A hypothetical decrease of 100 basis points in interest rate would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4T. Controls and Procedures
     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there are only one remaining part-time employee and a contract bookkeeper that are responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties is limited, and there is limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, and while the employee signs the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of April 30, 2007 we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities or repurchases during the period covered by this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On January 24, 2007, the Company convened its annual meeting, which meeting was then adjourned by the vote of a majority of the shares present at the meeting. The Company stated that the adjourned meeting would be held at the offices of Reed Smith LLP, 1901 Avenue of the Stars, Suite 700, Los Angeles, California on February 21, 2007 at 4 p.m. local time. On January 25, 2007, the Board of Directors of Registrant ratified the adjournment of the annual meeting and the holding of the adjourned meeting on February 21, 2007.
     The adjourned annual meeting of stockholders reconvened on February 21, 2007. At that meeting, Henry R. Mandell was re-elected as a director of Registrant for a three year term. The votes cast for the election of Mr. Mandell were 24,860,264 and the votes withheld from the election of Mr. Mandell were 1,414,089 (there being no non-votes or votes against with respect to the election of Mr. Mandell). The term of office of Carlo Civelli, the only other director of the Company, continued after the annual meeting.
     The stockholders also voted on the proposed sale of the assets of the Company and DPI to DTS, Inc. and DTS BVI, Limited, a wholly subsidiary of DTS, Inc. While the shares voted at the meeting were overwhelmingly in favor of the proposal to sell the assets of the Company and DPI, the proposal was not approved because the requisite vote needed to pass such proposal was not obtained. The number of votes cast for and against, as well as the number of abstentions and broker non-votes as to, the asset sale proposal were as follows:

Vote Type	Shares Voted
For	14,407,084
Against	823,182
Abstain	104,284
Non-votes	10,939,803
     The Proxy Statement relating to the annual meeting also indicated that there would be presented at the meeting for a vote a proposal to dissolve the Company and a proposal to ratify the appointment of Farber & Hass as the independent auditors for the Company. The vote on the proposal to dissolve was subject to the approval of the asset sale. As the proposal regarding the asset sale was not approved, the proposal to dissolve was not put to a vote of stockholders. As Farber & Hass resigned as the independent auditors of the Company prior to the reconvened meeting (as previously disclosed by the Company in its Securities and Exchange Act filings), such proposal was not put to a vote of the stockholders.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

10.1	Letter agreement between Spatializer Audio Laboratories, Inc. and Henry R. Mandell extending employment agreement term (Management Contract)

31	Rule 13a-14(a)/15d-14(a) Certification

32*	Section 1350 Certification

*	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 10, 2007

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board and Secretary (Principal Executive, Financial and Accounting Officer)