Form 10-Q
period 2007-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2007-08-10
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007
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
As of August 1, 2007, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2007	2006
	(unaudited)
Current Assets:
Cash and Cash Equivalents	$812,685	$228,940
Accounts Receivable, net	35,137	74,828
Prepaid Expenses and Deposits	55,235	25,073
Deferred Transaction Expense	72,196	—

Total Current Assets	975,253	328,841

Property and Equipment, net	2,949	3,477
Intangible Assets, net	124,356	131,258

Total Assets	$1,102,558	$463,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	33,881	9,670
Accounts Payable	44,892	32,136
Accrued Wages and Benefits	1,242	3,169
Accrued Professional Fees	148,974	41,900
Accrued Commissions	100	200

Total Current Liabilties	229,089	87,075

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 65,000,000 and 48,763,383 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively.	650,000	487,634
Additional Paid-In Capital	46,375,070	46,423,893
Accumulated Deficit	(46,151,601)	(46,535,026)

Total Shareholders’ Equity	873,469	376,501

	$1,102,558	$463,576

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues :
Royalty Revenues	$360,914	$92,868	$720,599	$193,356
Cost of Revenues	31,312	9,288	62,805	19,477

Gross Profit	329,602	83,580	657,794	173,879
Operating Expenses :
General and Administrative	182,735	130,766	280,310	249,133
Research and Development	—	12,839	—	157,740
Sales and Marketing	—	—	—	1,241

	182,735	143,605	280,310	408,114

Operating Income (Loss )	146,867	(60,025)	377,484	(234,235)
Interest and Other Income	5,212	1,702	8,253	4,921
Interest and Other Expense	(2,311)	(2,266)	(2,311)	(2,266)

	2,901	(564)	5,942	2,655

Income (Loss ) Before Income Taxes	149,768	(60,589)	383,426	(231,580)
Income Taxes	—	(2,400)	—	(4,800)

Net Income (Loss )	$149,768	$(62,989)	$383,426	$(236,380)

Basic and Diluted Earnings Per Share	$0.00	$(0.00)	$0.01	$(0.00)

Weighted Average Shares Outstanding	61,253,088	48,763,383	55,008,236	48,763,383

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$383,426	$(236,380)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	11,680	19,283
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	39,691	71,213
Prepaid Expenses and Deposits	(30,162)	(27,832)
Deferred Transaction Costs	(72,196)
Accounts Payable	12,756	10,963
Accrued Wages and Benefits	(1,927)	(44,389)
Accrued Professional Fees	107,074	(24,000)
Accrued Commissions	(100)	3,511
Accrued Expenses	—	(34,145)

Net Cash Provided By (Used In) Operating Activities	450,242	(261,776)
Cash Flows from Investing Activities:
Purchase of Property and Equipment	—	—
Increase in Capitalized Patent and Technology Costs	(4,250)	(15,013)

Net Cash Provided By (Used in) Investing Activities	(4,250)	(15,013)

Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	24,211	23,403
Issuance of Common Stock, net of transaction costs	113,542	—

Net Cash Provided by Financing Activities	137,753	23,403

Increase (Decrease) in Cash and Cash Equivalents	583,745	(253,386)

Cash and Cash Equivalents, Beginning of Period	228,940	550,633

Cash and Cash Equivalents, End of Period	$812,685	$297,247

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,311	$—
Income Taxes	418	4,800

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
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS
     The Company re-solicited a vote on the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of a nine month indemnification period, the Company plans to distribute substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities and leaving a $100,000 cash residual. There is no assurance that there will be any funds available for distribution to stockholders. The Company has no plans to dissolve.
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2006 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.
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
     Deferred Expense - The Company defers expense on equity and asset sale transactions until the transaction is consummated. At June 30, 2007, the Company accrued and deferred $72,196 for incurred, but unbilled legal fees arising form the sale of assets. Such expenses were netted from proceeds from the asset sale which closed on July 2, 2007.
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
     At June 30, 2007, one customer, Sharp, accounted for 100% of our accounts receivable. At June 30, 2006, three customers, Orion, Sharp and Funai, accounted for 40%, 20% and 12%, respectively of our accounts receivable.
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
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 100% of total sales in the year to date periods ended June 30, 2007 and 2006, respectively. Approximately 87% and 13% of sales were generated in Korea and Japan, respectively, in the six months ended June 30, 2007
     Major Customers — During the quarter ended June 30, 2007, two customers, Samsung and Sharp, accounted for 87% and 12% of the Company’s revenue. During the quarter ended June 30, 2006, three customers, Sharp, Funai and Orion, accounted for 36%, 18% and 14% of the Company’s revenue, respectively.
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

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended June 30, 2007 and 2006 which were not included in the computation of diluted loss per share because the impact would have been anti-dilutive or less than $0.01 per share:

	2007	2006
Options	1,150,000	2,000,000
Warrants	0	0

Total	1,150,000	2,000,000
     Stock Option Plan — During the years ended December 31, 2005 and 2004, the Company determined the effects of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ,as amended which permitted entities to recognize expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 7).
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
     Recent Accounting Pronouncements -
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.
     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
     Fair Value of Financial Instruments - The carrying values of cash equivalents, accounts receivable, accounts payable and accrued liabilities and those potentially subject to valuation risk at December 31, 2006 and June 30, 2007 approximated fair value due to their short maturity or nature.

(3) Property and Equipment
     Property and equipment, as of December 31, 2006 and June 30, 2007, consisted of the following in accordance with application of SFAS 144:

	June 30, 2007	December 31, 2006
Office Computers, Software, Equipment and Furniture	$337,144	$337,145
Test Equipment	73,300	73,300
Tooling Equipment	45,539	45,539
Trade Show Booth and Demonstration Equipment	174,548	174,548
Automobiles	7,000	7,000

Total Property and Equipment	637,531	637,531
Less Accumulated Depreciation and Amortization	634,582	634,054

Property and Equipment, Net	$2,949	$3,477

(4) Intangible Assets
     Intangible assets, as of December 31, 2006 and June 30, 2007 consisted of the following:

	June 30,	December 31,
	2007	2006
Capitalized Patent, Trademarks and Technology Costs	$544,958	$540,708
Less Accumulated Amortization	420,932	409,450

Intangible Assets, Net	$124,356	$131,258

     Estimated amortization is as follows:

2007	$124,356
2008	$0
2009	$0
Thereafter	$0
     Upon completion of the sale of assets, which occurred on July 2, 2007, the intangible assets were written off. Estimated amortization in 2007 is therefore equal to net intangibles at June 30, 2007.
(5) Note Payable
     The Company is indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. The balance at June 30, 2007 was $33,881 and has 7 monthly installments of $4,840 remaining at an interest rate of 13.25% .

(6) Shareholders’ Equity
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15. At the closing of the stock sale, the investors delivered into escrow an additional contingent amount of $259,786. Such escrowed funds were scheduled to be released to the Company ten (10) days after the closing of the transactions contemplated by the Asset Purchase Agreement, dated as of September 18, 2006 by and between the Company, DPI, DTS, Inc. and its wholly owned subsidiary. These funds were released to the Company on July 16, 2007.
     During the quarters ended June 30, 2006, no shares were issued, cancelled or converted, nor were any options granted or exercised. No options were granted during the quarters ended June 30, 2007.
(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 6,500,000 as of June 30, 2007. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

	Exercisable	Number	WEIGHTED- AVERAGE Exercise Price
Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31
Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10
Options outstanding at December 31, 2006	1,750,000	1,750,000	$0.09

Options granted			(0)
Options exercised		(0)	$—
Options forfeited/expired	(600,000)	(600,000)	$0.12
Options outstanding at June 30, 2007	1,150,000	1,150,000	$0.08

     At June 30, 2007 there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 and 2004 was $0.02 and $0.09, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005- expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years 2004- expected dividend yield 0%, risk-free interest rate of 4.1%, expected volatility of 150% and an expected life of 5 years.
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
     Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payments, using the modified prospective transition method to account for changes to the method of accounting for 1,750,000 vested options outstanding at the effective date. Estimated compensation cost related to vested options outstanding as of January 1, 2006 was recognized as additional paid-in capital. During the year ended December 31, 2006, 1,060,000 vested options expired or were cancelled, resulting in a reduction of compensation cost and additional paid-in capital. Net compensation cost recorded for the year ended December 31, 2006 was $11,725; net loss for the year was increased by a corresponding amount, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 3 years.
     Options to purchase 600,000 shares of common stock were cancelled in the quarter ended June 30, 2006 to two former directors as a result of their resignation from the Board of Directors, per the Plan requirements.
     Options to purchase 210,000 shares of common stock previously granted to two directors and two employees, at an exercise price of $0.30 expired.
     Options to purchase 250,000 shares of common stock previously granted to one employee, at an exercise price of $0.05 were cancelled after the resignation of the employee per terms of the option agreement.
     In June 2007, options to purchase 600,000 shares of common stock at an exercise price of $0.12 per share expired.
     At June 30, 2007, the number of options exercisable and fully vested was 1,150,000. The weighted-average exercise price of those options was $0.08; the weighted average remaining contractual term was 2 years; and the aggregate intrinsic value was zero per share.
     There were no warrants outstanding at June 30, 2007 or 2006.

(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business.
Operating Lease Commitments
     The Company was obligated under one non-cancelable operating lease as of December 31, 2006. Minimum rental payments for this operating lease were approximately $400 through April 2007, when the lease expired.
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
Executive Overview
     Revenues increased to $361,000 for the quarter ended June 30, 2007 compared to $93,000 for the quarter ended June 30, 2006, an increase of 288%. Revenues in the six months ended June 30, 2007 were $721,000, compared to revenues of $193,000 in the comparable period last year, an increase of 274%. Revenues will not continue and a key issue discussed below is the future viability and direction of the Company.
     Net income in the three months ended June 30, 2007 was $150,000 ($0.00 basic and diluted per share), compared with net loss of ($63,000) ($0.00 basic per share) in the comparable period last year. Net income in the six months ended June 30, 2007 was $383,000, $0.01 basic and diluted per share, compared with net loss of ($236,000), ($0.00) basic per share in the comparable period last year. The increased net income for the current period is primarily the result of the recognition of half the payment received from a major customer to license additional usage rights which had expired in the first quarter of 2007. There will be no more licensing revenue in the future under our current business model, as the assets of the Company were sold on July 2, 2007.
     At June 30, 2007, we had $813,000 in cash and cash equivalents as compared to $229,000 at December 31, 2006. The increase in cash and cash equivalents resulted primarily from the net income and stock sale proceeds. We had working capital of $746,000 at June 30, 2007 as compared with working capital of $242,000 at December 31, 2006. Working capital increased due to net income and proceeds and subscription in escrow from the stock sale. We ceased operations in 2006. As previously disclosed, pursuant to an Asset Purchase Agreement, we sold substantially all of our assets and those of our wholly owned subsidiary, DPI (excluding certain assets, such as cash), to a wholly owned subsidiary of DTS, Inc. This transaction was approved by the stockholders on June 15, 2007 and was closed on July 2, 2007.
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
Operating Environment
     Our business environment was very competitive, which factor impacted us in various ways, some of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As a result, as previously disclosed, the Board of Directors decided in 2006 to cease operations and sell the assets of the Company and those of Desper Products, Inc. As a result of the consummation of that asset sale, the following risk factors became more relevant:
•	The Company Has No Means to Generate Revenue

•	The Amount of Any Cash Distribution to Stockholders is Undeterminable

•	A New Management Group, Involved in the April 25, 2007 Stock Offering, Is Anticipated to Take Control of the Company After the Cash Distribution. No Funding Source or Business Model Has Been Revealed. Existing Stockholders Likely Will be Diluted
In December 2005 our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appeared not to be sustainable in the future. In December 2005, two of our three independent directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director,

Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group to assist us in this endeavor. After a long process of negotiation and stockholder approval, the assets were sold to a subsidiary of DTS, Inc on July 2, 2007. The transaction includes a nine month window within which to file any claims for breaches of our representations and warranties. Although we believe our representations and warranties to be true and complete, it is possible that an unforeseen claim may arise that could put financial demands on the Company.
We have no source of revenue beginning in the third quarter of 2007. Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we intend to marshal our assets and satisfy liabilities and, after the contractual nine month indemnification period relating to the sale of assets on July 2, 2007, intend to distribute the remaining cash assets of the company, other than a $100,000 cash residual. While we expect there will be a distribution to stockholders, there is no assurance of the amount thereof or that there will be any remaining cash for distribution.
Even if we are diligent in marshalling our assets, the amount of the ultimate cash distribution, if any, is undeterminable. Unforeseen legal fees, creditors and other unasserted claims and or the cost of contacting stockholders and physically distributing the cash may be greater than anticipated. This will reduce or eliminate cash available for distribution.
Upon distribution of the cash assets, it is anticipated that each of Messrs. Mandell and Civelli will resign from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering will take management control of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company. Should the new management believe it in the Company’s and stockholders’ best interests to raise additional financing to pursue, such new financing is likely to dilute existing stockholders. Stockholders at the special meeting held on June 15, 2007 approved amending the Company’s charter and gave the Board of Directors authority to affect a substantial reverse stock split at the time of its choosing and to increase the number of authorized common and preferred shares. While a new financing and new business model, if affected, could be successful, there is no assurance this will occur.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In consultation with our Board of Directors and Audit Committee, we have identified three accounting policies that we believe have historically been critical to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

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

Key Components of the Financial Statements and Important Trends
     MD&A explains (a) the key components of each of our unaudited financial statements, including the unaudited Consolidated Balance Sheets, the Consolidated Statements of Operations, the Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity contained elsewhere in this report, (b) key trends and (c) reasons for period-to-period fluctuations.
     The Consolidated Balance Sheet provides a snapshot view of our financial condition at the end of our fiscal year. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash compared to the comparable year and in relation to ongoing profit or loss is intended to show the ability of the Company to withstand business variations. The relationship between Current Assets and Current Liabilities measures how much in liquid assets a company has available to build its business. The presence of Deferred Revenue indicates cash received on revenue to be earned over the next twelve months. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.
     The Consolidated Statement of Operations tells the reader whether the Company had a profit or loss for an applicable period. It shows key sources of revenue and major expense categories. It is important to note period-to-period comparisons of each line item of this statement, reasons for any fluctuation and how costs are managed in relation to the overall revenue trend of the business. These statements are prepared using accrual accounting under generally accepted accounting standards in the United States. This is addressed further in MD&A under Revenues and Operating Expenses.
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
Results of Operations
Revenues

     Revenues increased to $361,000 for the quarter ended June 30, 2007 compared to $93,000 for the quarter ended June 30, 2006, an increase of 288%. Revenues in the six months ended June 30, 2007 were $721,000, compared to revenues of $193,000 in the comparable period last year, an increase of 274%. Revenues in the three and six months ended June 30, 2007 increased due to revenue from a licensing extension and related royalty payment received in the first quarter of 2007 which was spread over the estimated remaining ownership of the Company’s audio assets before they were sold on July 2, 2007. There was no such revenue in the comparable prior periods, nor are such revenues to be expected in the future.
Gross Profit
     Gross profit for the three months ended June 30, 2007 was $330,000 (91% of revenue) compared to gross profit of $83,000 (90% of revenue) in the comparable period last year, an increase of 298%. Gross profit for the six months ended June 30, 2007 was $658,000 (91% of revenue) compared to $174,000 (90% of revenue) in the comparable period last year. Gross profit in the three and six-month periods increased primarily due to increased revenue from the licensing extension. Gross margins increased in both periods, reflecting the termination of the Japanese distributor relationship which caused no commissions to be earned on Japanese revenue in the current periods. Regardless of the increase in revenue due to the licensing renewal in the three and six month periods ended June 30, 2007 and had the asset sale not occurred, there was no expectation that the revenue streams were sustainable. The Company had only one part time employee, could not solicit new business as it was not a going concern and existing licenses were at end of life.
Operating Expenses
     Operating expenses in the three months ended June 30, 2007 were $183,000 (51% of revenue) compared to operating expenses of $144,000 (155% of revenue)in the comparable period last year, an increase of 27%. Operating expenses in the six months ended June 30, 2007 were $280,000 (39% of revenue) compared to $408,000 (211% of revenue) in the comparable six-month period last year. The increase in operating expenses for the three months ended June 30, 2007 resulted from higher, legal, accounting, proxy solicitation and other fees resulting from —more aggressive engagement of the stockholders in conjunction with stock solicitation and proposal awareness. The decrease in operating expenses in the six months ended June 30, 2007 resulted primarily from personnel and operating reductions resulting from the suspension of day-to-day operations during the process of attempting to sell the assets of the Company, with the goal of conserving cash.
General and Administrative
     General and administrative expenses in the three months ended June 30, 2007 were $183,000 (51% of revenue) compared to general and administrative expenses of $131,000 (141% of revenue) in the comparable period last year, an increase of 40%. General and administrative expenses in the six months ended June 30, 2007 were $280,000 (39% of revenue) compared to $249,000 (268% of revenue) in the comparable six month period last year.

Research and Development
     Research and Development expenses in the three months ended June 30, 2007 were nil (0% of revenue) compared to research and development expenses of $13,000 (14% of revenue) in the comparable period last year, a decrease of 100%. Research and Development expenses for the six months ended June 30, 2007 were nil (0% of revenue) compared to $158,000 (82% of revenue) in the comparable six month period last year. The decrease in the six month research and development expenses resulted from the elimination of an in-house applications engineering position, the resignation of the principal engineer in May 2006 and the suspension of day-to-day operations during the process of attempting to sell the assets of the Company.
Sales and Marketing
     Sales and Marketing expenses for the six months ended June 30, 2007 were nil (0% of revenue) compared to $1,000 (1% of revenue) in the comparable six month period last year. The decrease in sales and marketing expense during the three and six month periods resulted from the suspension of all travel and selling activities during the process of attempting to sell the assets of the Company, with the resignation of the CEO who performed this function as among his duties.
Net Income (Loss)
     Net income in the three months ended June 30, 2007 was $150,000 ($0.00 basic and diluted per share), compared with net loss of ($63,000), ($0.00 basic per share) in the comparable period last year. Net income in the six months ended June 30, 2007 was $383,000, $0.01 basic and diluted per share, compared with net loss of ($236,000), ($0.00) basic per share in the comparable period last year. Net Income resulted from increased revenues. No additional revenues are anticipated from audio licensing since these assets were sold on July 2, 2007.
     At June 30, 2007, we had $813,000 in cash and cash equivalents as compared to $229,000 at December 31, 2006. The increase in cash and cash equivalents results primarily from the net income and stock sale proceeds. We had working capital of $746,000 at June 30, 2007 as compared with working capital of $242,000 at December 31, 2006. Working capital increased due to net income and proceeds and subscription in escrow from the stock sale.
     There is no current source of future cash flow for the Company as we sold substantially all of our audio assets and those of our wholly owned subsidiary, Desper Products, Inc., on July 2, 2007.
     Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we intend to marshal our assets and after a contractual nine month indemnification period relating to the sale of assets on July 2, 2007, we will distribute the remaining cash assets of the company, after satisfying liabilities and leaving a $100,000 cash residual. Upon distribution of the cash assets, it is anticipated that each of Messrs. Mandell and Civelli will resign from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering will take management control of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company, including new, revenue generating businesses.

     In September 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which we agreed to sell substantially all of our assets (other than certain excluded assets, such as cash). The consummation of the asset sale was subject to approval of holders of a majority of the outstanding shares of the Common Stock of the Company. In April 2007, the Company sold an aggregate of 16,236,615 shares of its Common Stock to certain investors.
     The Company held a special meeting of stockholders on June 15, 2007 to vote on the asset sale transaction but not with respect to the dissolution of the Company. The asset sale transaction was approved. The asset sale transaction closed on July 2, 2007. There is no assurance that there will be any funds available for distribution to stockholders.
Net Operating Loss Carry forwards
     At June 30, 2007, we had net operating loss carry forwards for Federal income tax purposes of approximately $26,500,000 which are available to offset future Federal taxable income, if any, through 2014. Approximately $21,700,000 of these net operating loss carry forwards is subject to an annual limitation of approximately $1,000,000.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at June 30, 2007. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4. Controls and Procedures
     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there are only one remaining part-time employee and a contract bookkeeper that are responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties is limited, and there is limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, and while the employee signs the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of July 20, 2007 we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, including the risks disclosed under item 2 of Part I of this Form 10-Q (Management’s Discussion and Analysis), stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and under item 2 of Part I of this Form 10-Q (Management’s Discussion and Analysis) are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 25, 2007, the Company sold in a private transaction, an aggregate of 16,236,615 shares of Common Stock for an aggregate cash purchase price of $162,366.15. This transaction was previously reported on Form 8-K with date of earliest event reported of April 25, 2007.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 15, 2007, the Company convened a special meeting of the stockholders, which meeting was held in Los Angeles, California. At the special meeting the following matters were considered and voted upon:
Proposal No. 1: The approval of the sale of the assets of the Company and DPI to DTS, Inc. and its wholly owned subsidiary DTS (BVI) Limited. The vote on such proposal was as follows:

For	Against	Abstain/Broker Non-Votes
35,058,893	1,080,387	26,600
Proposal No. 2: The approval of an amendment to the Company’s Certificate of Incorporation increasing the authorized number of shares of the Company from 65,000,000 to 301,000,000, which would consist of 300,000,000 shares of Common Stock. The vote on such proposal was as follows:

For (including Broker Non-Votes)	Against	Abstain
46,959,478	1,728,190	34,439
Proposal No. 3: The authorization of the board of directors to effect a reverse stock split of the Company’s Common Stock at a specific ratio to be determined by the board within a range from one-for-five to one-for-fifty. The vote on such proposal was as follows:

For (including Broker Non-Votes)	Against	Abstain
47,332,096	1,367,147	22,864
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

2.1*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999(Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement

10.4*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5*	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.6*	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.7*	Lease for Office and Research Center in San Jose, CA. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.8*	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

10.9*	Asset Purchase Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc., DTS, Inc. and DTS (BVI) Limited (Incorporated by reference to the Company’s Proxy Statement filed November 30, 2006).

10.10†	Amendment to Asset Purchase Agreement, dated June 22, 2007 between Spatializer Audio Laboratories, Inc., Desper Products, Inc., DTS, Inc. and DTS (BVI) Limited.

10.11*	Common Stock Purchase Agreement dated as of April 25, 2007 among Spatializer Audio Laboratories, Inc., Jay A. Gottlieb, Greggory A. Schneider and Helaine Kaplan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K with date of earliest event reported of April 25, 2007).

10.12*	First Amendment to Common Stock Purchase Agreement, dated June 29, 2007, by and among Spatializer Audio Laboratories, Inc, Jay A. Gottlieb, Greggory A. Schneider and Helaine Kaplan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K with date of earliest event reported of June 29, 2007).

31†	Rule 13a-14(a)/15d-14(a) Certification

32**†	Section 1350 Certification

*	Previously filed

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

†	Filed electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 10, 2007

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board and Secretary (Principal Executive, Financial and Accounting Officer)