Form 10-Q
period 2007-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2007-11-09
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007
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
Yes ☐                    No ☑
As of October 30, 2007, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$613,758	$228,940
Short Term Investments	1,000,000	$—
Accounts Receivable, net	—	74,828
Prepaid Expenses and Deposits	38,209	25,073

Total Current Assets	1,651,967	328,841

Property and Equipment, net	—	3,477
Intangible Assets, net	—	131,258

Total Assets	$1,651,967	$463,576

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	24,201	9,670
Accounts Payable	—	32,136
Accrued Wages and Benefits	1,170	3,169
Accrued Professional Fees	21,000	41,900
Accrued Commissions	—	200

Total Current Liabilties	46,371	87,075

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 65,000,000 shares authorized, 65,000,000 and 48,763,383 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	650,000	487,634
Additional Paid-In Capital	46,634,856	46,423,893
Accumulated Deficit	(45,679,260)	(46,535,026)

Total Shareholders’ Equity	1,605,596	376,501

	$1,651,967	$463,576

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues:
Royalty Revenues	$30,107	$67,744	$750,706	$261,100
Cost of Revenues	464	6,774	63,269	26,251

Gross Profit	29,643	60,970	687,437	234,849

Operating Expenses:
General and Administrative	88,868	122,210	369,178	371,343
Research and Development	—	—	—	157,740
Sales and Marketing	—	—	—	1,241

	88,868	122,210	369,178	530,324

Operating Income (Loss)	(59,225)	(61,240)	318,259	(295,475)

Interest and Other Income	16,490	1,442	24,743	7,087
Interest and Other Expense	—	(2,000)	(2,311)	(4,266)
Gain on Sale of Assets	515,077	—	515,077	—

	531,567	(558)	537,509	2,821

Income (Loss) Before Income Taxes	472,342	(61,798)	855,768	(292,654)

Income Taxes	—	—	—	(4,800)

Net Income (Loss)	$472,342	$(61,798)	$855,768	$(297,454)

Basic and Diluted Earnings Per Share	$0.01	$(0.00)	$0.02	$(0.01)

Weighted Average Shares Outstanding	65,000,000	48,763,383	58,338,824	48,763,383

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income (Loss)	$855,768	$(297,454)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Sale of Assets	(515,077)
Depreciation and Amortization	—	28,926
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	74,828	85,661
Prepaid Expenses and Deposits	(13,138)	(12,833)
Accounts Payable	(32,136)	4,172
Accrued Wages and Benefits	(1,999)	(45,754)
Accrued Professional Fees	(20,900)	(11,500)
Accrued Commissions	(200)	9,561
Accrued Expenses	—	(37,147)

Net Cash Provided By (Used In) Operating Activities	347,146	(276,368)
Cash Flows from Investing Activities:
Short Term Investments	(1,000,000)	—
Net Proceeds from Asset Sale	649,812	—
Increase in Capitalized Patent and Technology Costs	—	(15,013)

Net Cash Provided By (Used in) Investing Activities	(350,188)	(15,013)

Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	14,531	13,733
Issuance of Common Stock Net of Transaction Costs	373,329	—

Net Cash Provided by Financing Activities	387,860	13,733

Increase (Decrease) in Cash and Cash Equivalents	384,818	(277,648)

Cash and Cash Equivalents, Beginning of Period	228,940	550,633

Cash and Cash Equivalents, End of Period	$613,758	$272,985

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,311	$—
Income Taxes	418	4,800

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
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $422,152, of which $259,786 was placed into escrow and was released ten days after the closing of the sale of assets to DTS.
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
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2006 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.
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
     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At September 30, 2007 substantially all cash and cash equivalents were on deposit at two financial institutions.
     At September 30, 2007, we had no accounts receivable, since all revenue generating intellectual property assets were sold on July 2, 2007. At September 30, 2006, two customers, not presented in the order of importance, Sharp and Funai, accounted for 57% and 14% respectively of our. accounts receivable.
     The Company performed ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. Due to the contractual nature of sales agreements and historical trends, no allowance for doubtful accounts has been provided nor was needed.
     The Company does not apply interest charges to past due accounts receivable.
     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of six months or less.
     Customers Outside of the U.S. — Sales to foreign customers were 100% and 100% of total sales in the year to date periods ended September 30, 2007 and 2006, respectively. Approximately 83% and 17% of sales were generated in Korea and Japan, respectively, in the nine months ended September 30, 2007
     Major Customers — During the quarter ended September 30, 2007, three customers, Epson, Orion and Sharp, not presented in order of importance, accounted for 43%,23% and 23% of the Company’s revenue. During the quarter ended September 30, 2006, two customers, Sharp and Funai, not presented in order of importance, accounted for 57% and 14% of the Company’s revenue.
     Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.
     Property and Equipment — Property and equipment were stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Property and equipment were depreciated over the useful lives of the asset ranging from 3 years to 5 years under the straight line method. All property and equipment were sold on July 2, 2007.
     Intangible Assets — Intangible assets consisted of patent costs and trademarks which were amortized on a straight-line basis over the estimated useful lives of the patents which range from five to twenty years. The weighted average useful life of patents was approximately 11 years. All of our intangible assets had finite lives as defined by Statement of Financial Accounting Standard (SFAS) 142. All Intangible assets were sold on July 2, 2007.

     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during the three month periods ended September 30, 2007 and 2006 which were not included in the computation of diluted loss per share because the impact would have been anti-dilutive or less than $0.01 per share:

	2007	2006
Options	1,150,000	1,750,000
Warrants	0	0

	1,150,000	2,000,000
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
     Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts receivable, accounts payable and accrued liabilities and those potentially subject to valuation risk at December 31, 2006 and September 30, 2007 approximated fair value due to their short maturity or nature.
(3) Property and Equipment

     All of the Company’s property and equipment were sold on July 2, 2007. Property and equipment, as of December 31, 2006 and September 30, 2007, consists of the following in accordance with application of SFAS 144:

	September 30,	December 31,
	2007	2006
Office Computers, Software, Equipment and Furniture	0	$337,145
Test Equipment	0	73,300
Tooling Equipment	0	45,539
Trade Show Booth and Demonstration Equipment	0	174,548
Automobiles	0	7,000

Total Property and Equipment	0	637,531
Less Accumulated Depreciation and Amortization	0	634,054

Property and Equipment, Net	0	$3,477

(4) Intangible Assets
     All of the Company’s intangible assets were sold on July 2, 2007. Intangible assets, as of December 31, 2006 and September 30, 2007 consist of the following:

	September	December 31,
	30, 2007	2006
Capitalized Patent, Trademarks and Technology Costs	0	$540,708
Less Accumulated Amortization	0	409,450

Intangible Assets, Net	0	$131,258

The intangible assets were written off upon completion of the sale of assets, which occurred on July 2, 2007.
(5) Notes Payable
     The Company is indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. The balance at September 30, 2007 was $24,201 and has 5 monthly installments of $4,840 remaining at an interest rate of 13.25% .
(6) Shareholders’ Equity
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15. At the closing of the stock sale, the investors delivered into escrow an additional contingent amount of $259,786. Such escrowed funds were released to the Company on July 16, 2007, within the prescribed period after the closing of the transactions contemplated by the Asset Purchase Agreement, dated as of September 18, 2006 by and between the Company, DPI, DTS, Inc. and its wholly owned subsidiary.

(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 6,500,000 as of September 30, 2007. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

			WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31
Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10
Options outstanding at December 31, 2006	1,750,000	1,750,000	$0.09

Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(600,000)	(600,000)	$0.12
Options outstanding at September 30, 2007	1,150,000	1,150,000	$0.08

     At September 30, 2007 there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 and 2004 was $0.02 and $0.09, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005- expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years 2004- expected dividend yield 0%, risk-free interest rate of 4.1%, expected volatility of 150% and an expected life of 5 years.
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
          Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payments, using the modified prospective transition method to account for changes to the method of accounting for 1,750,000 vested options outstanding at the effective date. Estimated compensation cost related to vested options outstanding as of January 1, 2006 was recognized as additional paid-in capital. During the year ended December 31, 2006, 1,060,000 vested options expired or were cancelled, resulting in a reduction of compensation cost and additional paid-in capital. Net compensation cost recorded for the year ended December 31, 2006 was $11,725; net loss for the year was increased by a corresponding amount, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 3 years
          Options to purchase 600,000 shares of common stock were cancelled in the quarter ended September 30, 2006 to two former directors as a result of their resignation form the Board of Directors, per the Plan requirements.
          Options to purchase 210,000 shares of common stock previously granted to two directors and two employees, at an exercise price of $0.30 expired in April and May 2006..
          Options to purchase 250,000 shares of common stock previously granted to one employee, at an exercise price of $0.05 were cancelled after the resignation of the employee per terms of the option agreement in August 2006.
          In June 2007, options to purchase 600,000 shares of common stock, at an exercise price of $0.12 per share, granted to two sitting directors expired.
          At September 30, 2007 and December 31, 2006, the number of options exercisable and fully vested was 1,150,000. The weighted-average exercise price of those options was $0.08; the weighted average remaining contractual term was 2 years; and the aggregate intrinsic value was zero per share.
          There were no warrants outstanding at September 30, 2007 or 2006.
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
          Rent expense amounted to approximately $33,000, $25,000 and $23,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and related primarily to leases for office space. These leases expired during 2006 and were not renewed.

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
Executive Overview
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $422,152, of which $259,786 was placed into escrow, which sums were to be released ten days after the closing of the sale of assets to DTS. On July 2, 2007, the Company sold substantially all of its assets and those of its wholly owned subsidiary (excluding cash and certain other specified items) to a wholly owned subsidiary of DTS, Inc. The funds escrowed in April 2007 were subsequently released on July 16, 2007.
     Revenues decreased to $30,000 for the quarter ended September 30, 2007 compared to $68,000 for the quarter ended September 30, 2006, a decrease of 56%. Revenues were comprised of residual royalty receipts earned in the June 30, 2007 quarter, but not identified r received until after the filing of our quarterly report for that period. Since all intellectual property was sold on July 2, 2007, revenues will not continue and a key issue discussed below is the future viability and direction of the Company.
     Net Income was $472,000 for the quarter ended September 30, 2007; $0.01 basic and diluted per share, compared to net loss of $62,000, ($0.00) per share basic, for the quarter ended September 30, 2006. The increased net income results solely by the one time sale of the Company’s assets. There will be no more licensing revenue in the future under our current business model, as substantially all of the assets of the Company were sold on July 2, 2007.
At September 30, 2007, we had $614,000 in cash and cash equivalents as compared to $229,000 at December 31, 2006. The increase in cash resulted primarily from the asset sale and stock sale discussed above. We had working capital of $1,606,000 at September 30, 2007 as compared with working capital of $277,000 at December 31, 2006. Working capital increased due to the asset sale and the stock sale. As previously disclosed, pursuant to an Asset Purchase Agreement, we sold substantially all of our assets and those of our wholly owned subsidiary, DPI (excluding certain assets, such as cash), to a wholly owned subsidiary of DTS, Inc. This transaction was approved by the stockholders on June 15, 2007 and was closed on July 2, 2007.
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
Operating Environment
     Our business environment was very competitive, which factor impacted us in various ways, some of which are discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As a result, as previously disclosed, the Board of Directors decided in 2006 to cease operations and sell the assets of the Company and those of Desper Products, Inc. As a result of the consummation of that asset sale, the following risk factors became more relevant:
•	The Company Has No Means to Generate Revenue

•	The Amount of Any Cash Distribution to Stockholders is Undeterminable

•	A New Management Group, Involved in the April 25, 2007 Stock Offering Is

Anticipated to Take Control of the Company After the Cash Distribution, No Funding Source or Business Model Has Been Revealed. Existing Stockholders Likely Will be Diluted
In December 2005 our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appeared not to be sustainable in the future. In December 2005, two of our three independent directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group to assist us in this endeavor. After a long process of negotiation and stockholder approval, the assets were sold to a subsidiary of DTS, Inc on July 2, 2007. The transaction includes a nine month window within which DTS may file any claims for breaches of our representations and warranties. Although we believe our representations and warranties to be true and complete, it is possible that an unforeseen claim may arise that could put financial demands on the Company.
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
Upon distribution of the cash assets, it is anticipated that each of Messrs. Mandell and Civelli will resign from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering will take management control of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company. Should the new management believe it in the Company’s and stockholders’ best interests to raise additional financing to pursue new business opportunities, such new financing is likely to dilute existing stockholders. Stockholders at the special meeting held on June 15, 2007 approved amending the Company’s charter and gave the Board of Directors authority to affect a substantial reverse stock split at the time of its choosing and to increase the number of authorized common and preferred shares. While a new financing and new business model, if affected, could be successful, there is no assurance this will occur.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In consultation with our Board of Directors and Audit Committee, we identified three accounting policies that we believe have historically been critical to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments. While these policies become much less relevant in the absence of revenue generating assets, they remain relevant in the review of prior period financial statements in this report and in understanding the residual revenue in the current quarter.
     The first critical accounting policy relates to revenue recognition. Royalty revenues have been recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. These revenues were reported to us by our Licensees in formal, written royalty reports, which serve as the basis for our quarterly revenue accruals. Infrequently, certain written reports were received after our required reporting deadlines, sometimes due to contractual requirements. In such cases, management tried to obtain verbal reports or informal reports from the Licensee. In the absence of such information, management has utilized conservative estimates based on information received or historical trends. In such isolated cases, management strives to under-estimate such revenues to err on the side of caution. In the event such estimates are used, the revenue for the following quarter is adjusted based on receipt of the written report. In addition, any error in Licensee reporting, which is very infrequent, is adjusted in the subsequent quarter when agreed by both parties as correct.
     The second critical accounting policy relates to research and development expenses. We expensed all research and development expenses as incurred. Costs incurred to establish the technological feasibility of our algorithms (which is the primary component of our licensing) were expensed as incurred and included in Research and Development expenses. Such algorithms were refined based on customer requirements and licensed for inclusion in the customer’s specific product. There are no production costs to capitalize as defined in Statement on Financial Accounting Standards No. 86.
The third critical accounting policy relates to our long-lived assets. Substantially all of our assets were sold on July 2, 2007 at a net realized value in excess of carrying value. The Company has continually reviewed the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also reviewed long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset was determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the assets. Our intangible assets consisted primarily of patents. We capitalized all costs directly attributable to patents and trademarks, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the asset (which range from 3 to 20 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing. The gain on the sale of the Company’s assets proves that the historical net carrying value of its assets exceeded the current carrying value.
     Our financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current circumstances, including the sale of all its revenue generating assets and significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Revenues
     Revenues decreased to $30,000 for the quarter ended September 30, 2007 compared to $68,000 for the quarter ended September 30, 2006, a decrease of 56%. Revenues in the nine months ended September 30, 2007 were $751,000, compared to revenues of $261,000 in the comparable period last year, an increase of 188%. Revenues in the three months ended September 30, 2007 declined due to no new revenues generated in the quarter as a result of the sale, on July 2, 2007, of all revenue generating assets. Current revenue represents a small underaccrual of the prior quarter royalties, that resulted from the absence of licensee reports or cash receipts at the date of the last filing of Form 10-Q. Revenue in the nine months ended September 30, 2007 increased due to revenue from a royalty payment received in the first quarter of 2007 which was recognized over the estimated remaining ownership of the Company’s audio assets before they were sold on July 2, 2007. There was no such revenue in the comparable prior period.
Gross Profit
     Gross profit for the three months ended September 30, 2007 was $30,000 (100% of revenue) compared to gross profit of $61,000 (90% of revenue) in the comparable period last year, a decrease of 51%. Gross profit for the nine months ended September 30, 2007 was $687,000 (91% of revenue) compared to $235,000 (90% of revenue) in the comparable period last year. Gross profit in the three month period declined as a result of lower revenue. The nine-month period increased primarily due to increased revenue. Gross margins increased in both periods, reflecting the termination of the Japanese distributor relationship which caused no commissions to be earned on Japanese revenue in the current periods.
Operating Expenses
     Operating expenses in the three months ended September 30, 2007 were $89,000 (297% of revenue) compared to operating expenses of $122,000 (179% of revenue) in the comparable period last year, a decrease of 27%. Operating expenses in the nine months ended September 30, 2007 were $369,000 (49% of revenue) compared to $530,000 (211% of revenue) in the comparable nine-month period last year. The decrease in operating expenses for the three months ended September 30, 2007 resulted from lower legal expenses and no solicitation or annual meeting fees relating to the assets and stock sale. The decrease in operating expenses in the three and nine months ended September 30, 2007 resulted primarily from ongoing personnel and operating expense reductions related to the suspension of day-to-day operations during the process of attempting to sell the assets of the Company, with the goal of conserving cash.
General and Administrative
     General and administrative expenses in the three months ended September 30, 2007 were $89,000 (297% of revenue) compared to general and administrative expenses of $122,000 (179% of revenue) in the comparable period last year, a decrease of 27%. General and administrative expenses in the nine months ended September 30, 2007 were $369,000 (49% of revenue) compared to $371,000 (142% of revenue) in the comparable nine month period last year. The decrease in operating expenses in the three and nine months ended September 30, 2007 resulted primarily from ongoing personnel and operating expense reductions.
Research and Development
     Research and Development expenses in the three months ended September 30, 2007 were nil (0% of revenue) compared to research and development expenses of nil (0% of revenue) in the comparable period last year. Research and Development expenses for the nine months ended September 30, 2007 were nil (0% of revenue) compared to $158,000 (82% of revenue)in the comparable nine month period last year. The decrease in the nine month research and development expenses resulted from the elimination of an in-house applications engineering position, the resignation of the principal engineer in May 2006 and the suspension of day-to-day operations during the process of attempting to sell the assets of the Company.
Sales and Marketing
     Sales and Marketing expenses in the three months ended September 30, 2007 were nil (0% of revenue) compared to sales and marketing expenses of nil (0% of revenue) in the comparable period last year. Sales and Marketing expenses for the nine months ended September 30, 2006 were nil (0% of revenue) compared to $1,000 (1% of revenue) in the comparable nine month period last year. The decrease in sales and marketing expense in the nine month periods resulted from the suspension of all travel and selling activities during the process of attempting to sell the assets of the Company, with the resignation of the CEO who performed this function as among his duties.
Net Income (Loss)
     Net income in the three months ended September 30, 2007 was $472,000, $0.01 basic and diluted per share, compared with net loss of ($62,000), ($0.00) basic per share in the comparable period last year. Net income in the nine months ended September 30, 2007 was $856,000, $0.02 basic and diluted per share, compared with net loss of ($297,000), ($0.01) basic per share in the comparable period last year. Net Income resulted from (i) increased revenues from the one time license renewal in the first quarter 2007 and (ii) from a net gain of $515,000 from the sale of assets, which increased other income in the three and nine month periods ending September 30, 2007.

At September 30, 2007, we had $614,000 in cash and cash equivalents as compared to $229,000 at December 31, 2006. The increase in cash resulted primarily from the asset sale and stock sale. We had working capital of $1,606,000 at September 30, 2007 as compared with working capital of $277,000 at December 31, 2006. Working capital increased due to the asset sale and the stock sale as discussed above. As previously disclosed, pursuant to an Asset Purchase Agreement, we sold substantially all of our assets and those of our wholly owned subsidiary, DPI (excluding certain assets, such as cash), to a wholly owned subsidiary of DTS, Inc. This transaction was approved by the stockholders on June 15, 2007 and was closed on July 2, 2007.
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
Net Operating Loss Carry forwards
     At September 30, 2007, we had net operating loss carry forwards for Federal income tax purposes of approximately $25,700,000 which are available to offset future Federal taxable income, if any, through 2014. Approximately $21,700,000 of these net operating loss carry forwards is subject to an annual limitation of approximately $1,000,000.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at September 30, 2007. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4. Controls and Procedures
     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there are only one remaining part-time employee and a contract bookkeeper that are responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties is limited, and there is limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, and while the employee signs the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of October 28, 2007 we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
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
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS

2.1*	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

3.1*	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

3.2*	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3*	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999(Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4*	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5*	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6*	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.7*	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

10.1*	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995.)

10.2*	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3*	Form of Stock Option Agreement

10.4*	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5*	Employment Agreement dated November 12, 2004, between the Company and Henry Mandell, as amended. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.6*	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.7*	Lease for Office and Research Center in San Jose, CA. (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2004.)

10.8*	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2004. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.)

10.9*	Asset Purchase Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc., DTS, Inc. and DTS (BVI) Limited (Incorporated by reference to the Company’s Proxy Statement filed November 30, 2006).

10.10	Amendment to Asset Purchase Agreement, dated June 22, 2007 between Spatializer Audio Laboratories, Inc., Desper Products, Inc., DTS, Inc. and DTS (BVI) Limited. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.11*	Common Stock Purchase Agreement dated as of April 25, 2007 among Spatializer Audio Laboratories, Inc., Jay A. Gottlieb, Greggory A. Schneider and Helaine Kaplan (Incorporated by reference to Exhibit

10.1 of the Company’s Form 8-K with date of earliest event reported of April 25, 2007).

10.12*	First Amendment to Common Stock Purchase Agreement, dated June 29, 2007, by and among Spatializer Audio Laboratories, Inc, Jay A. Gottlieb, Greggory A. Schneider and Helaine Kaplan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K with date of earliest event reported of June 29, 2007).

31†	Rule 13a-14(a)/15d-14(a) Certification

32**†	Section 1350 Certification

*	Previously filed

**	Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

†	Filed electronically herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 9, 2007

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman of the Board and Secretary (Principal Executive, Financial and Accounting Officer)