Form 10-K
period 2007-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2008-03-31
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: December 31, 2007
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
Common Stock, $0.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filed” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2007) was approximately $2,600,000.
     As of February 25, 2008, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.
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
PART I
Item 1. Business
Overview
     Spatializer Audio Laboratories, Inc. (“Spatializer” or “Company”) had been a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology was incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer, a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 2060 East Avenida de Los Arboles, # D190, Thousand Oaks, California 91362-1376.
     The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI” or “Desper Products”), had been in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues were generated from this subsidiary. Desper Products was the owner of all technology which was acquired by DTS, Inc. on July 2, 2007. Desper Products is a California corporation incorporated in June 1986.
     Copies of this Annual Report, including our financial statements, and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available by writing us at, 2060 East Avenida de Los Arboles, # D190, Thousand Oaks, California 91362-1376. As used herein, Spatializer, the “Company,” “we” or “our” means Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiaries.
Background of the Sale of Assets and Dissolution
     Spatializer had been under acute market pressure since 2002. In 2002, a personal computer account began migrating to a totally new operating system, which did not include any audio enhancements. The migration was completed in 2003 and the former licensee chose not to include any audio software enhancements, including those from Spatializer. This account had accounted for approximately 40% of Spatializer’s annual revenues.
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
     Our financial statements, beginning on page 18 hereof, contain information relating to our revenues, loss and total assets for the fiscal year ended December 31, 2007.
Licensing Activities
     We ceased all licensing activities in 2007 and all material license agreements were sold to DTS, Inc. on July 2, 2007.
     As of July 2, 2007, the date of the asset sale, our technology had been incorporated in products offered by more than 105 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the Logo Usage Agreement (“LUA”) or were authorized customers under bundled royalty licenses with the IC foundries.
     In 2007 two major customers, Sharp and Samsung, not presented in order of importance, each accounted for 10% or more of our total royalty revenues. One OEM accounted for 83% and one accounted for 12% of our royalty revenues during 2007. All other OEM’s accounted for less than 5% of royalty revenues individually..

     Customers, Revenues and Expenses
     We generated revenues in our audio business from royalties pursuant to our Foundry, OEM, and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. Our royalty revenues, which totaled $750,000 in 2007, were derived entirely from Foundry and OEM license fees and royalties.
     Historically, we sought to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and eliminating our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales representative force.
     In 2007, revenues increased as compared with the prior year due to a one time extension of an existing license agreement in which the initial authorized usage had been exhausted and replenishment was necessary.
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
     Our principal competitors in the field of virtual audio were SRS Labs, Inc. and Dolby Laboratories, Inc. In addition, some DSP foundries and OEMs have proprietary virtual audio technologies that they regularly offer to OEMs at no cost. These companies had substantially greater resources than us to devote to further technologies and new product developments.
     We were unable to compete in this market, even though we offered a single source, complete suite of patented and proprietary 3D Stereo, interactive positional, virtual surround sound, headphone and speaker virtualization technologies. We lacked sufficient financial resources to compete, our customers were too strong, we were closely dependent on third party licensee marketing plans which generally presented a longer or uncertain revenue stream than our cash resources could support and found the market less receptive to our value proposition than we had expected. This resulted in an inhospitable market for our products and we could not compete.
Research and Development
     Our research and development expenditures in 2007, 2006 and 2005 were approximately 0%, 23% and 30% of total operating expenses, respectively. These expenses consisted of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.
     From May 2006 onward, we had no employees in our R&D group, based on our board of directors’ decision to offer our assets for sale. We discontinued our technology development in December 2005 and support efforts in May 2006 when the sole engineer resigned. As a result, there were no such expenditures in 2007.
Intellectual Property and Proprietary Information
     We relied on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations. All of our intellectual property was sold to DTS, Inc. on July 2, 2007.
Employees
     We began and ended 2007 with no full time employees and one part time employee. None of our employees are represented by a labor union or are subject to a collective bargaining agreement.
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
     Our business environment was very competitive, which impacted us in various ways, namely to cease operations and sell the assets of the Company and those of Desper Products, Inc. As a result of the consummation of that asset sale, the following risk factors became more relevant:
Unforeseen Claims May Arise Relating to the Sale of Assets to DTS, Inc. Which Could Reduce or Eliminate Any proposed Cash Distribution to Stockholders
After a long process of negotiation and stockholder approval, the Company’s assets were sold to a subsidiary of DTS, Inc on July 2, 2007. The transaction includes a nine month window within which DTS may file any claims for breaches of our representations and warranties. Although we believe our representations and warranties to be true and complete, it is possible that an unforeseen claim may arise that could put financial demands on the Company.
The Company Has No Means to Generate Revenue
We have no source of revenue. Accordingly, we intend to marshal our assets and satisfy liabilities and, after the contractual nine month indemnification period relating to the sale of assets on July 2, 2007, we intend to distribute the remaining cash assets of the company, other than a $100,000 cash residual. While we expect there will be a distribution to stockholders, there is no assurance of the amount thereof or that there will be any remaining cash for distribution.
The Amount of Any Cash Distribution to Stockholders is Undeterminable
Even if we are diligent in marshalling our assets, the amount of the ultimate cash distribution, if any, is undeterminable. Unforeseen legal fees, creditors and other unasserted claims and or the cost of contacting stockholders and physically distributing the cash may be greater than anticipated. This would reduce or eliminate cash available for distribution.
A New Management Group, Involved in the April 25, 2007 Stock Offering Is Anticipated to Take Control of the Company After the Cash Distribution, No Funding Source or Business Model Has Been Revealed. Existing Stockholders Likely Will be Diluted
Upon distribution of the cash assets, it is anticipated that each of Messrs. Mandell and Civelli will resign from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering will take management control of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company. Should the new management believe it in the Company’s and stockholders’ best interests to raise additional financing to pursue new business opportunities, such new financing is likely to dilute existing stockholders. Stockholders at the special meeting held on June 15, 2007 approved amending the Company’s charter and gave the Board of Directors authority to affect a substantial reverse stock split at the time of its choosing and to increase the number of authorized common and preferred shares. While a new financing and new business model, if effected, could be successful, there is no assurance this will occur or, if it occurs, that it would be successful.

The Market For Our Stock Is Not Liquid And The Stock Price Is Subject To Volatility
     Our stock is quoted on the OTC Bulletin Board, where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock makes it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. Lastly, the uncertainty of the future of the Company may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to possible claims arising from our asset sale, the uncertainty of the future of the Company, general market fluctuations and other events and factors, some of which may be beyond our control.
The Lack of Personnel Has Created a Deficiency in the Segregation of Duties That Has Been Disclosed as a Material Weakness
     Due to the Company’s present circumstances, there are only one remaining part-time employee (Chairman) and a contract bookkeeper that are responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties is limited, and there is limited oversight of the remaining employee. Although the financials are reviewed by the Company’s registered public accounting firm quarterly, and disbursements are initiated by the bookkeeper and then signed by the Chairman, the lack of personnel has created a material weakness that the Company, due to limited operations, cannot rectify at this time.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
     Our corporate office and research center in San Jose, California, was the primary location for our audio technology division, Desper Products, Inc. We occupied approximately 1,300 square feet with an annual rent on a full service basis of approximately $26,275 in calendar 2006. The lease expired on December 31, 2006 and, based upon the decision to try to sell the Company’s assets, was not renewed. We leased our space at rental rates and on terms which management believed were consistent with those available for similar space in the applicable local area. Such property was well maintained and adequate to support our requirements. We have no leased facilities as of December 31, 2007.
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
     Not applicable.

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

Period:	High (U.S. $)	Low (U.S. $)
2006
First Quarter	$0.04	$0.02
Second Quarter	$0.03	$0.02
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.02
2007
First Quarter	$0.02	$0.03
Second Quarter	$0.03	$0.05
Third Quarter	$0.04	$0.06
Fourth Quarter	$0.04	$0.05
     On February 8, 2008 the closing price reported by the OTC Bulletin Board was U.S. $0.04. Stockholders are urged to obtain current market prices for our Common Stock. Computershare Investor Services, LLC is our transfer agent and registrar.
     To our knowledge, there were approximately 200 holders of record of the stock of the Company as of February 8, 2008. Our transfer agent has indicated that beneficial ownership is in excess of 2,400 stockholders.
     We have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for operations in connection with winding up of our business. Our future dividend policy will be determined from time to time by the Board of Directors.
     The Company did not repurchase any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2007.

Item 6. Selected Financial Data
     The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected financial data shown below are derived from our consolidated financial statements that have been audited by the Company’s independent certified public accountants, Farber Hass Hurley McEwen LLP for the years ended December 31, 2005, 2004, and 2003 and Ramirez International Financial & Accounting Services, Inc. for the years ended December 31, 2006 and 2007. The consolidated financial statements for the years ended December 31, 2005,2006 and 2007 and the reports thereon are included elsewhere in this Report.

	Fiscal Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Consolidated Statement of Operations Data:
Revenues	$1,269	$1,106	$1,192	$333	$751
Cost Of Revenues	(122)	(111)	(106)	(1)	(63)

Gross Profit	1,147	995	1,086	332	688
Total Operating Expenses	(1,631)	(1,146)	(1,177)	(686)	(433)
Other Income (Expense), Net	(6)	(5)	8	6	38
Gain on Sale of Assets					515
Income taxes	(5)	(1)	(1)	(5)	(1)

Net Income (Loss)	$(495)	$(157)	$(82)	$(353)	$807

Basic Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$0.01

Diluted Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$0.01

Weighted Average Common Shares	47,309,171	46,975,363	46,990,059	48,763,383	59,884,354

Consolidated Balance Sheet Data
Cash and Cash Equivalents	$590	$871	$551	$229	$582
Working Capital	793	603	560	242	1557
Total Assets	1,205	1,464	897	464	1,605
Redeemable Preferred Stock	1	1	0	0	0
Advances From Related Parties	108	0	0	0	0
Total Shareholders’ Equity	$955	$798	$717	$377	$1,577
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
     Revenues increased to $751,000 for the year ended December 31, 2007 compared to $333,000 for the year ended December 31, 2006, an increase of 216%. Revenues are almost entirely comprised of royalties pertaining to a one time agreement extension of the licensing of Spatializer® audio signal processing algorithms. Revenues also reflect dormant licensing activity in 2007. As we sold all of our operating assets in 2007, we have no means to generate new revenues.
     Net income was $807,000 for the year ended December 31, 2007 compared to net loss of $353,000 for the year ended December 31, 2006. Net income for the current period is primarily the result of the sale of assets, a one time licensing extension and lower operating expenses.
     At December 31, 2007, we had $582,000 in cash and cash equivalents, as compared to $229,000 at December 31, 2006. The increase in cash resulted primarily from the asset sale and stock sale. We also had $1,000,000 in a certificate of deposit at Citibank which matured in February 2007. We had working capital of $1,557,000 at December 31, 2007 as compared with working capital of $242,000 at December 31, 2006.

          We ceased operations in 2006 and sold substantially all of our assets, including our intellectual property, on July 2, 2007.
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
We have had no source of revenue since the beginning of third quarter 2007. Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we intend to marshal our assets and satisfy liabilities and, after the contractual nine month indemnification period relating to the sale of assets on July 2, 2007, and distribute to our stockholders the remaining cash assets of the company, other than a $100,000 cash residual. While we expect there will be a distribution to stockholders, there is no assurance of the amount thereof or that there will be any remaining cash for distribution.
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
Results of Operations
     The following discussion and analysis relates to our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006, and the year ended December 31, 2006 compared to the year ended December 31, 2005. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

For the Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006
          Revenues
          Revenues increased to $751,000 for the year ended December 31, 2007 compared to $333,000 for the year ended December 31, 2006, an increase of 216%. Revenues in 2007 were almost entirely comprised of a one time extension of an existing agreement pertaining to the licensing of Spatializer® audio signal processing algorithms.
               The increase in revenue resulted primarily from a one time extension in Q1 2007 of an existing licensing agreement in which the initial authorized usage had been exhausted and replenishment was necessary. This was partially offset by no revenue in the third and fourth quarter of 2007 as a result of the sale of the underlying technology assets.
          Gross Profit
          Gross profit increased to $687,000 for the year ended December 31, 2007 from $332,000 in the comparable period last year, an increase of 107%. Gross margin was 91% of revenue in the year ended December 31, 2006 compared with 99% of revenue for the comparable period last year. The increase in gross profit resulted from increased revenue, partially offset by lower gross margin. Gross margin declined due to a distributor commission paid on the extension contract. We maintained a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts. All development costs are expensed as engineering and development expenses in the period they are incurred. In 2006, all major relationships with distributors had been terminated and no commissions were earned or payable. In 2007, we paid a commission on the license extension where the former distributor assisted us.
          Operating Expenses
          Operating expenses for the year ended December 31, 2007 decreased to $433,000 (58% of sales) from $686,000 (206% of sales) for the year ended December 31, 2006, a decrease of 37%. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.
          General and Administrative
          General and administrative expense decreased to $433,000 for the year ended December 31, 2007 from $527,000 for the year ended December 31, 2006, a decrease of 18%. The decrease is primarily due to discontinued general operating costs, partially offset by increased legal and accounting expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.
          Research and Development
          Research and development costs decreased to $0 for the year ended December 31, 2007, compared to $158,000 for the year ended December 31, 2006. The decrease in research and development expense was due to the elimination of an in-house applications engineering position and the resignation of the principal engineer in May 2006.
          Sales and Marketing
          Sales and marketing costs decreased to $0 for the year ended December 31, 2007, compared to $1,000 for the year ended December 31, 2006. The decrease in such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.
          Net Income (Loss)
          Net income was $807,000 for the year ended December 31, 2007, compared to net loss of $353,000 for the year ended

December 31, 2006. The increased net income for the current period is primarily the result of the sale of assets and lower overhead.
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
          Sales and Marketing
          Sales and marketing costs decreased to $1,000 for the year ended December 31, 2006, compared to $152,000 for the year ended December 31, 2005, a decrease of 99%. The decrease in such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.
          Net Income (Loss)
          The net loss was $353,000 for the year ended December 31, 2006, compared to net loss of $82,000 for the year ended December 31, 2005. The increased net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead.

Liquidity and Capital Resources
          At December 31, 2007, we had $582,000 in cash and cash equivalents as compared to $229,000 at December 31, 2006. We also had a $1,000,000 certificate of deposit at Citibank. The increase in cash primarily resulted from the sale of assets and the sale of stock. We had working capital of $1,557,000 at December 31, 2007 as compared with working capital of $242,000 at December 31, 2006.
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
Net Operating Loss Carryforwards
          At December 31, 2007, we had net operating loss carryforwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2015. Approximately $21,700,000 of these net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at December 31, 2007. A hypothetical decrease of 100 basis points in interest rate (ten percent of our overall earnings rate) would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     To the Board of Directors of Spatializer Audio Laboratories, Inc.:
     We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (“Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
Irvine, California
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          To the Board of Directors of Spatializer Audio Laboratories, Inc.:
          We have audited the accompanying consolidated statements of operations, shareholder’s equity and cash flows of Spatializer Audio Laboratories, Inc. and subsidiaries (The “Company”) as of December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spatializer Audio Laboratories, Inc. and subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ FARBER HASS HURLEY LLP
(formerly Farber Hass Hurley & McEwen LLP)
Camarillo, California
February 24, 2006

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$582,019	$228,940
Short-Term Investments	1,000,000	0
Accounts Receivable	0	74,828
Prepaid Expenses and Other Current Assets	22,989	25,073

Total Current Assets	1,605,008	328,841
Property and Equipment, Net	0	3,477
Intangible Assets, Net Held for Sale	0	131,258

Total Assets	$1,605,008	$463,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	9,680	9,670
Accounts Payable	900	32,136
Accrued Wages and Benefits	1,323	3,169
Accrued Professional Fees	36,000	41,900
Accrued Commissions	0	200
Accrued Expenses	0	0

Total Current Liabilities	47,903	87,075

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Common shares, $0.01 par value; 300,000,000 shares authorized; 65,000,000 shares issued and outstanding at December 31, 2007 and 48,763,383 issued and outstanding at December 31, 2006, respectively	650,000	487,634
Additional Paid-In Capital	46,634,856	46,423,893
Accumulated Deficit	(45,727,751)	(46,535,026)

Total Stockholders’ Equity	1,557,105	376,501

Total Liabilities and Stockholders’ Equity	$1,605,008	$463,576

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Revenues:
Royalty Revenues	$750,706	$333,201	$1,192,447
Cost of Revenues	63,269	897	106,062

	687,437	332,304	1,086,385

Operating Expenses:
General and Administrative	433,667	526,865	670,124
Research and Development	0	157,739	354,138
Sales and Marketing	0	1,241	152,473

	433,667	685,845	1,176,735

Operating Income (Loss)	253,770	(353,541)	(90,350)

Interest Income	40,740	6,730	13,230
Interest Expense	(2,311)	(2,266)	(5,269)
Gain On Sale of Assets	515,077	0	0
Other Income (Expense), Net	0	1,251	0

	553,506	5,715	7,961

Income (Loss) Before Income Taxes	807,276	(347,826)	(82,389)
Income Taxes	0	(4,800)	874

Net Income (Loss)	$807,276	$(352,626)	$(81,515)

Basic and Diluted Income (Loss) per Share:	$.01	$(.01)	$(.00)

Weighted-Average Shares Outstanding	59,884,354	48,763,385	46,990,059

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Loss	$807,276	$(352,626)	$(81,515)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities:
Gain on Sale of Assets	(515,077)
Depreciation	0	14,926	16,401
Amortization	0	22,303	31,030
Stock and Options Issued for Services			1,000
Net Compensation Expense on Vested Options	0	11,725
Net Change in Assets and Liabilities:
Accounts Receivable	74,828	80,405	170,479
Prepaid Expenses, Deposits and Other Assets	2,084	9,031	36,836
Accounts Payable	(31,236)	17,941	(57,678)
Accrued Expenses and Other Liabilities	(7,947)	(109,612)	18,274
Deferred Revenue	0	0	(391,395)

Net Cash Provided (Used) by Operating Activities	329,928	(305,907)	(256,568)

Cash Flows from Investing Activities:
Short Term Investments	(1,000,000)	0	0
Net proceeds from Asset Sale	649,812	0	0
Purchase of Property and Equipment	(0)	(0)	(5,277)
Intangible Assets	0	(15,013)	(2,868)

Net Cash Used by Investing Activities	(350,188)	(15,013)	(8,145)

Cash Flows from Financing Activities:
Issuance (Repayment) of Notes Payable	10	(773)	(55,809)
Issuance of Common Stock Net of Transaction Costs	373,329	0	0

Net Cash Provided by (Used) by Financing Activities	373,339	(773)	(55,809)

Increase (Decrease) in Cash and Cash Equivalents	353,079	(321,693)	(320,522)
Cash and Cash Equivalents, Beginning of Year	228,940	550,633	871,155

Cash and Cash Equivalents, End of Year	$582,019	$228,940	$550,633

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Interest	$2,311	$2,266	$5,269
Income Taxes	$418	$4,800	$0
See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Common Shares
	Shares		Additional		Total
	Number of	Par	Paid-In-	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2004	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735

Conversion of Series B-1 Pfd to Common Shares	1,788,018	17,880	(16,698)		1,182
Net Loss				(81,515)	(81,515)

Balance, December 31, 2005	48,763,383	$487,634	$46,412,168	$(46,182,400)	$717,402

Net Compensation Expense on Vested Options			11,725		11,725

Net Loss				(352,626)	(352,626)

Balance, December 31, 2006	48,763,383	$487,634	$46,423,893	$(46,535,026)	$376,501

Issuance of Common Stock		162,366	210,963		373,329

Net Income				807,276	807,276

Balance, December 31, 2007	65,000,000	$650,000	$46,634,856	$(45,727,751)	$1,557,105

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
          Concentration of Credit Risk — Financial instruments, which potentially subject the company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. At December 31, 2007 and 2006, substantially all cash and cash equivalents and short term investments (consisting of a certificate of deposit) were on deposit at one financial institution, Citibank FSB and thus were in excess of FDIC insurance limits.
          At December 31, 2007, two major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Sharp and Samsung, not presented in order of importance, each accounted for 10% or more of our total royalty revenues. One OEM accounted for 83% and one accounted for 12% of our royalty revenues during 2007. There were no accounts receivable at December 31, 2007. At December 31, 2006, two major customers, not presented in order of importance, each accounted for 10% or more of our total accounts receivable: Sharp and Orion Corporation. One customer accounted for 81% and one accounted for 10% of our total accounts receivable at December 31, 2006.
          The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable. Since all receivables have been collected as of December 31, 2007, no allowance for doubtful accounts has been provided.
          The Company does not apply interest charges to past due accounts receivable.
          Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
          Customers Outside of the U.S. — Sales to foreign customers were 100%, 93% and 95% of total sales in the years ended December 31, 2007 and 2006 and 2005, respectively.
          Major Customers — During the year ended December 31, 2007, two customers accounted for 83% and 12%, respectively, of the Company’s net sales. During the year ended December 31, 2006, two customers accounted for 49% and 20%, respectively, of the Company’s net sales. During the year ended December 31, 2005, three customers accounted for 42%, 23% and 12%, respectively, of the Company’s net sales.
          Research and Development Costs — The Company expenses research and development costs as incurred, which is presented as a separate line on the statement of operations.
          Advertising Costs — Costs incurred for producing and communicating advertising are expensed when incurred and included in selling, general and administrative expenses. Consolidated advertising expense amounted to $0, $0 and $18,931 in 2007, 2006 and 2005, respectively.
          Property and Equipment — Property and equipment were stated at cost. Major renewals and improvements were charged to the asset accounts while replacements, maintenance and repairs, which did not improve or extend the lives of the respective assets, were expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Property and equipment are depreciated over the useful lives of the asset ranging from 3 years to 5 years under the straight line method. All fixed assets were sold on July 2, 2007.
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

          Since the Company generated net losses in 2006 and 2005, outstanding stock options and warrants would have been anti-dilutive and were not applicable to this calculation.
     The following table presents contingently issuable shares, options and warrants to purchase shares of common stock that were outstanding during year ended December 31, 2007. The calculation of diluted earnings per share considers shares contingently issued in the year ended December 31, 2007.

2007
Options	1,150,000
Warrants	0

1,150,000
     Stock Option Plan — During the year ended December 31, 2005, the Company determined the effects of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ,as amended which permitted entities to recognize expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 7)
          On January 1, 2006 the Company adopted SFAS 123R, Share Based Payment, using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date. Estimated compensation cost of $11,725 related to vested options outstanding as of January 1, 2006, net of those cancelled or expired during 2006, has been recognized as additional paid-in capital. The statement of operations for period prior to the effective date have not been restated.
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
     Segment Reporting — The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), in December 1997. MDT has been considered a discontinued operation since September 1998. The Company had only one operating segment, DPI, the Company’s audio enhancement licensing business.
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
     Fair Value of Financial Instruments — The carrying values of cash equivalents, short term investments, accounts receivable, notes payable, accounts payable and accrued liabilities at December 31, 2007 and 2006 approximated fair value due to their short maturity or nature.
(3) Property and Equipment
          Property and equipment, as of December 31, 2007 and 2006, consists of the following:

	2007	2006
Office Computers, Software, Equipment and Furniture	$0	$337,145
Test Equipment	0	73,300
Tooling Equipment	0	45,539
Trade Show Booth and Demonstration Equipment	0	174,548
Automobiles	0	7,000

Total Property and Equipment	0	637,531
Less Accumulated Depreciation and Amortization	0	634,054

Property and Equipment, Net	$0	$3,477

(4) Intangible Assets
          Intangible assets, as of December 31, 2007 and 2006 consist of the following:

	2007	2006
Capitalized Patent, Trademarks and Technology Costs	$0	$540,708
Less Accumulated Amortization	0	409,450

Intangible Assets, Net	$0	$131,258

(5) Notes Payable
          The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company, in the amount of $9,680 at December 31, 2007. This note finances the Company’s annual Directors’ and Officers’ Liability Insurance. This amount bears interest at a fixed rate of 13.25% annually, is paid in monthly installments of $4,835 that commenced on June 1, 2007 and continues for nine months until the entire balance of principal and interest is paid in full.

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
(7) Stock Options
In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter, 6,500,000 as of December 31, 2007. No stock options were granted under the Plan in fiscal 2007.. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

			Weighted-Average
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31

Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10
Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10

Options outstanding at December 31, 2006	1,750,000	1,750,000	$0.09
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(600,000)	(600,000)	$0.12

Options outstanding at December 31, 2007	1,150,000	1,150,000	$0.08
     At December 31, 2007 there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 was $0.02, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumption: expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years.
     Through December 31, 2005, as permitted by SFAS No. 123, the Company applied the “intrinsic value” method outlined in APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost was recognized for the fair value of its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss for the year December 31, 2005 would have been increased to the pro forma amounts indicated below:

NET INCOME (LOSS):
As Reported	$(81,515)
Pro Forma	$(89,715)
BASIC AND DILUTED LOSS:
As Reported	$(0.00)
Pro Forma	$(0.00)

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
          Net compensation cost recorded for the year ended December 31, 2007 was $13,455; net income for the year was reduced by a corresponding amount, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 2.2%, expected volatility of 100% and an expected life of 1.5 years.
          Options to purchase 600,000 shares of common stock were cancelled in the quarter ended September 30, 2006 to two former directors as a result of their resignation form the Board of Directors, per the Plan requirements.
          Options to purchase 210,000 shares of common stock previously granted to two directors and two employees, at an exercise price of $0.30 expired in April and May 2006.
          Options to purchase 250,000 shares of common stock previously granted to one employee, at an exercise price of $0.05 were cancelled after the resignation of the employee per terms of the option agreement in August 2006.
          In June 2007, options to purchase 600,000 shares of common stock, at an exercise price of $0.12 per share, granted to two sitting directors expired.
          At December 31, 2007 and December 31, 2006, the number of options exercisable and fully vested was 1,150,000. The weighted-average exercise price of those options was $0.08; the weighted average remaining contractual term was 1.5 years; and the aggregate intrinsic value was zero per share.
          There were no warrants outstanding at December 31, 2007 or 2006.
(8) Income Taxes
          The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
State franchise tax	$0	$4,800	400
Federal taxes	(0)	$(0)	(1,274)

Total	$0	$4,800	(874)
          Certain revenues received from customers in foreign countries are subject to withholding taxes that are deducted from outgoing funds at the time of payment. These taxes range from approximately 10% to 16.5% and are recorded as net royalty revenue.
          Income tax expense for the years ended December 31, 2006 and 2005 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no tax benefit has been provided. In the year ended December 31, 2007, net operating loss carry forwards of $800,000 were used.
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2007 is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2007 resulted in the reduction of income tax expense of approximately $300,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2007. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.
          At December 31, 2007, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $26,000,000 which are available to offset future Federal taxable income, if any, through 2015. Approximately $21,000,000 of these net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000.
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
          Rent expense amounted to approximately $33,000, $25,000 and $ 23,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and related primarily to leases for office space. These leases expired during 2006 and were not renewed. No space was leased in 2007.

(10) Profit Sharing Plan
          The Company had a 401(k) profit sharing plan covering substantially all employees, subject to certain participation and vesting requirements. The Company was permitted to make discretionary contributions to this plan, but had never done so over the life of this plan. The amount charged to administrative expense for the Plan in 2006 and 2005 was approximately $2,000 per annum. This plan was dissolved in early 2007.
(11) Quarterly Financial Data (unaudited)
          The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Net Revenues	$359,684	$360,914	$30,107	$0
Gross Margin	$328,191	$329,602	$29,643	$0
Net Income (Loss)	$233,657	$149,768	$472,342	$(48,491)
Basic Income (Loss) Per Share	$0.00	$0.00	$0.01	$(0.00)

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Net Revenues	$100,488	$92,868	$67,744	$72,101
Gross Margin	$90,299	$83,580	$60,970	$97,455
Net Income (Loss)	$(173,391)	$(62,989)	$(61,798)	$(54,448)
Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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
Item 9A(T). Controls and Procedures
     The Company carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there are only one remaining part-time employee and a contract bookkeeper that are responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties is limited, and there is limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, and while the employee signs the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
     Management has the responsibility for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principlesThere has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
          Not applicable.
PART III
Item 10. Director, Executive Officers and Corporate Governance
     Directors and Officers
HENRY R. MANDELL, age 51. Chairman since February 2000; Chief Executive Officer from February 2000 through January 6, 2006; Interim Chief Executive Officer from September 1998 to February 2000; Secretary since September 1998; Chief Financial Officer from March 1998 through January 6, 2006; Senior Vice President, Finance from March 1998 until September 1998. Executive Vice President and Chief Financial Officer of The Sirena Apparel Group, Inc. from November 1990 to January, 1998. Senior Vice President of Finance and Administration for Media Home Entertainment, Inc. from April 1985 to November 1990. Director of Finance and Accounting for Oak Media Corporation from June 1982 to April 1985. Senior Corporate Auditor for Twentieth Century Fox Film Corporation from June 1981 to June 1982. Mr. Mandell was a Senior Auditor for Arthur Young and Company from August 1978 to June 1981, where he qualified as a Certified Public Accountant. Mr. Mandell is currently the President and Chief Operating Officer of several operating entities in the apparel industry doing business as Ed Hardy and Christian Audigier
CARLO CIVELLI, age 57. Director since March 1993. Previously, Mr. Civelli was our VP Finance - Europe from August 1991 to March 1995. Has extensive experience in financing emerging public companies and has been instrumental in funding approximately 50 new ventures of the past 20 years which include Breakwater Resources, Callinan Mines, Granges Exploration, Namibian Minerals, Napier International Tech, Norst Interactive, DRC Resources, DMX Digital Music. Managing Director of Clarion Finanz AG, Zurich, Switzerland, for more than the last ten years. Director and Financial Consultant to Clarion Finanz AG.

JAY GOTTLIEB, age 63. Director since May 2007. Mr. Gottlieb has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 14 public companies and is a member of the Board of Directors of Spatializer Audio Laboratories, Inc. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991 Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc., a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988 he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.
     Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2007, we are not aware of any director, officer or beneficial owner of more ten percent (10%) of the Common Stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.
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
     Corporate Governance
     During the fiscal year ended December 31, 2005, Gilbert Segel served as the sole member of the Audit Committee until his resignation from the Board of Directors on and effective as of December 19, 2005, Mr. Segel was considered independent, as defined in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). After Mr. Segel’s resignation in 2005, no members were nominated or appointed to the Audit Committee. Accordingly, the Audit Committee held no meetings in fiscal 2007. At present, the entire Board is acting in lieu of the Audit Committee.
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
As an incentive for Mr. Mandell to continue in the employ of the Company during the term of the agreement, and in consideration for foregoing certain severance pay to which he otherwise may have been entitled, the Company agreed to pay him a lump sum payment of $35,733.33, which amount was paid concurrently with the execution of the agreement. He is entitled to a monthly salary of $5,000 during the term of the agreement, a bonus of $10,000 for his assistance in the preparation of the Company’s Form 10-K of the Company for the fiscal year ended December 31, 2005 and a separate bonus of $5,000 each for his assistance on each Form 10-Q upon which he assists for any quarterly period ending after December 31, 2005 and for each proxy statement. Additionally, should the Company be sold or enter into certain specified extraordinary transactions during the term of the agreement, Mr. Mandell is entitled to an additional bonus equal to 3.5% of the total consideration, not to exceed $150,000. During the term of the agreement, he is also entitled to employee benefits and reimbursement of reasonable, actual and necessary business expenses. These amounts were determined by Mr. Mandell and Mr. Civelli based on the amount of time expected to be expended by Mr. Mandell in pursuing the winding up of the Company’s business operations and the financial status of the Company.
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
The monthly income was agreed to be paid in order that the Company would have an employee to oversee the sale of the assets of the Company, manage remaining business relationships and the supervise the dissolution of the Company or any other transaction in connection with the wind down of the business operations of the Company. The additional sums for preparation of the Form 10-Qs and Form 10-Ks were to compensate Mr. Mandell for the additional responsibilities to be borne by him in connection therewith. The proposed bonus was intended to incentivize Mr. Mandell to continue the efforts to sell the Company and to maximize value for the stockholders. Based on the aggregate price obtained in the sale of asset transaction, Mr. Mandell was paid a bonus of $35,000 in fiscal 2007.
The Company is trying to minimize its cash outflow, maximize value for the stockholders and wind down its current business operations. As such, it is no longer trying to incentivize employees with long-term compensation plans or stock option grants or other forms of equity ownership. Although the Company does not intend to increase Mr. Mandell’s compensation package, any such determination would be made by the Board, consisting of Messrs. Mandell, Civelli and Gottlieb.
     Officer Compensation
The following table sets forth information concerning the compensation of Mr. Mandell, the only executive officer and employee of the Company during fiscal 2007:

SUMMARY COMPENSATION TABLE
						All Other
			Options			Compensation
Name and Principal Position	Year	Salary($)	Awards($)	Bonus		($)	Total ($)
Henry R. Mandell, Chairman and	2007	$95,000		35,000	(1)	$20,000 (2)	$150,000
Secretary	2006	$90,000	—			$19,000 (2)	$109,000
	2005	$214,200	8,000			$16,000	$238,200

(1)	Includes contractual Bonus on sale of assets of 3.5% of selling price ($35,000)

(2)	Cost of health insurance premiums
For a narrative description of Mr. Mandell’s employment agreement, see the description thereof set forth under “Compensation Discussion and Analysis” above.
Mr. Mandell did not receive any equity incentive plan awards during the fiscal year ended December 31, 2007. The following table sets forth information concerning unexercised options held by Mr. Mandell as of December 31, 2007. All options held by Mr. Mandell are fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards
Number of Securities	Number of Securities
Underlying	Underlying
Unexercised	Unexercised	Weighted Average
Options(#)	Options(#)	Option Exercise	Option Expiration
Exercisable	Unexercisable	Price($)	Date
500,000	500,000	$0.10	2/2010
50,000	50,000	$0.09	06/2009
350,000	350,000	$0.05	11/2008
50,000	50,000	$0.07	06/2008
Mr. Mandell did not exercise any options during the fiscal year ended December 31, 2007 and all options held by Mr. Mandell were fully vested prior to January 1, 2007.
     Director Compensation
None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of March 7, 2008 or which can be acquired within sixty days of March 7, 2008 by (i) each person known by management to beneficially own more than five percent (5%) of Spatializer’s outstanding common stock, (ii) each of Spatializer’s directors, and officers, and (iii) all executive officers and directors as a group. On March 12, 2008, there were 48,763,383 shares of common stock outstanding.

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENT OF
NAME OF BENEFICIAL OWNER	OWNERSHIP	CLASS

Jay Gottlieb(1)(2)	13,605,615	20.9%

Greggory A. Schneider(1)(3)	6,497,500	10.0%

Carlo Civelli(1)(4)	5,763,780	8.6%

Henry R. Mandell(1)(5)	1,662,875	2.6%

All directors and executive officers as a group (3 persons)(1)(4)(5)	21,032,270	32.1%

(1)	The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Based on the Schedule 13D filed by Mr. Gottlieb with the Securities and Exchange Commission on April 30, 2007. Mr. Gottlieb’s address is 27 Misty Brook Lane, New Fairfield, Connecticut 06812.

(3)	Based on the Schedule 13D filed by Mr. Schneider with the Securities and Exchange Commission on April 30, 2007. Mr. Schneider’s address is 10445 Wilshire Blvd., #1806, Los Angeles, California 90024.

(4)	Carlo Civelli controls Clarion Finanz AG, a non-reporting investment company. Holdings of Mr. Civelli and Clarion Finanz AG are combined, and include all shares of Spatializer held of record or beneficially by them, and all additional shares over which he either currently exercises full or partial control, without duplication through attribution. Includes 250,000 options to acquire common stock held by Mr. Civelli, all of which are vested and currently exercisable. Mr. Civelli’s address is Gerberstrasse 5 8023, Zurich, Switzerland.

(5)	Includes 950,000 options held by Mr. Mandell, all of which are vested and are exercisable at various prices from $0.05 to $0.30. This includes options granted on February 21, 2005, and exercisable at $0.10 per share, relating to the extension of Mr. Mandell’s employment agreement in 2005. The options have varying expiration dates of which the final such expiration date is February 21, 2010.
     During fiscal 2007, the Company concurrently sold to Mr. Gottlieb 8,739,115 shares, to Mr. Schneider 4,272,500 shares and to another third party 3,225,500 shares of Common Stock ,all upon similar terms and conditions. Such persons have disclaimed being a “group” for Schedule 13D reporting purposes. The shares so acquired, together with shares previously acquired by certain of such persons in the open market, represent, in the aggregate, more than 35% of the issued and outstanding shares of the Company’s Common Stock.
The following table sets forth certain information relating to the equity compensation plans of the Company as of December 31, 2007:

Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,150,000 (1)	$0.07 (1)	0

Equity compensation plans not approved by security holders	0	0	0

Total	1,150,000	$0.07	0

(1)	Represents options to acquire the Company’s Common Stock under the Company’s 1995 Stock Option Plan and 1996 Incentive Plan approved by the Company’s stockholders in 1995 and 1996, respectively. The 1995 Plan authorizes grants of options to purchase authorized but unissued common stock in an amount of up to 10% of total common shares outstanding at each calendar quarter or 6,500,000 as at December 31, 2007. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. Stock options have five-year terms and vest and become fully exercisable as determined by the committee on date of grant. The 1996 Plan supplements the 1995 Plan by allowing for stock appreciation, incentive shares and similar accruals aggregating not more than the equivalent of 500,000 shares and the regrant of any Performance Shares that become available for regrant. See Note 2. Since the Plan expired in 2005, there can be no new issues of options.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The Company and Henry R. Mandell, the Chairman and Secretary of the Company and the Company’s sole employee, are parties to an employment agreement entered into in January 2006. Under the terms of that agreement, Mr. Mandell was paid $35,000 relating to the sale of assets of the Company consummated in July 2007.
     As the Company has only one employee and three directors, none of whom would be considered “independent”, the Company has no formal policy in place as to the procedure for approving any transactions between the Company and its related persons (including officers, directors and stockholders). In the event that the Company should undertake any transaction that would require disclosure under this section, the Company may consider, in light of all then existing facts and circumstances, whether stockholder approval thereof should be sought. The Board did not seek approval or ratification of the employment agreement with Mr. Mandell based in large part on the circumstances of the Company at the time such agreement was executed.
     The Company does not currently have any director that would be considered independent under the definition thereof under any national securities exchange or any inter-dealer quotation system
Item 14. Principal Accountant Fees and Services
     The following summarizes the fees paid to Ramirez International Financial & Accounting Services, Inc. the principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2007:

	December 31,
	2006	2007
Audit Fees (1)	$35,000	$20,000

Audit Related Fees (3)	8,400	17,500

Tax Fees (2)	8,900	8,000
All Other Fees	8,400	—

Total Fees	$52,300	$45,500

(1)	Audit Fees are fees for professional services rendered for the annual audit, the reviews of the Company’s financial statements included in Form 10-Qs and services normally provided in connection with statutory and regulatory filings. These fees were paid to Ramirez International Financial and Accounting Services, Inc.

(2)	Tax Fees are fees for professional services rendered for tax compliance, tax planning and tax advice, paid to Farber Hass Hurley LLP.

(3)	Relates to review of Form 10-Qs.
Although the Audit Committee had not adopted policies and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent auditors, the charter of the Audit Committee requires that the Audit Committee pre-approve the engagement of the auditor to perform all proposed audit, review and attest services, as well as engagements to perform any proposed permissible non-audit services. The pre-approval of services was delegated to the Company’s Chief Financial Officer with the decision to be reported to the Audit Committee and ratified at its next scheduled meeting. One hundred percent of the auditors’ fees were pre-approved by the Audit Committee during 2005. Since 2006, the Audit Committee had no members nor a Chief Financial Officer. Thus, the Company’s Board of Directors has and will be responsible for serving in the capacity of the Audit Committee and approving audit and non-audit services to be rendered by the Company’s independent auditor until such time, if any, as members may be appointed to the Audit Committee.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Financial Statements
     See Item 8.
     (b) Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
Number	Description

2.1	Arrangement Agreement dated as of March 4, 1994 among Spatializer-Yukon, DPI and Spatializer-Delaware (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No 33-90532, effective August 21, 1995.)

2.2	Asset Purchase Agreement dated as of September 18, 2006 among the Company, Desper Products, Inc., DTS, Inc. and DTS-BVI (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

3.1	Certificate of Incorporation of Spatializer-Delaware as filed February 28, 1994. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532,effective August 21, 1995.)

3.2	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3	Certificate of Designation of Series B 10% Redeemable Convertible Preferred Stock of the Company as filed December 27, 1999 (Incorporated by reference to the Company’s Annual Report on Form10-K, for the period ended December 31, 1999.)

3.4	Certificate of Amendment of Certificate of Incorporation of the Company as filed on February 25, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 1999.)

3.5	Certificate of Designation of Series B-1 Redeemable Convertible Preferred Stock as filed December 20, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2002.)

3.6	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

3.7	Certificate of Elimination of Series B Preferred Stock as filed December 26,2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

10.1	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.2	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.)

10.4	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.5	Employment Agreement dated November 12, 2005, between the Company and Henry Mandell, as amended. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.)

Exhibit
Number	Description

10.6	Related Party Promissory Note to the Successor Trustee of the Ira A. Desper Marital Trust dated November 1, 2003. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, for the period ended December 31, 2005.)

10.7	Lease for Office and Research Center in San Jose, CA. (incorporated by reference to )

10.8	Lease for Executive Office in Westlake Village, CA. (incorporated by reference to)

10.9	License Agreement between Spatializer Audio Laboratories, Inc., Desper Products, Inc. and Samsung Electronics, effective August 22, 2005. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.)

10.10	Employment Agreement dated January 6, 2006, between the Company and Henry Mandell. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.)

10.11	Amendment to Employment Agreement between the Company and Henry Mandell

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors

23.2	Consent of Farber Hass Hurley McEwen, LLP, Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 27, 2008

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Henry R. Mandell
Henry R. Mandell
Chairman & Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlo Civelli	Director	March 27, 2008
Carlo Civelli

/s/ Jay Gottlieb	Director	March 27, 2008
Jay Gottlieb

/s/ Henry R. Mandell Henry R. Mandell	Director, Chairman and Secretary (Principal executive officer and principal financial officer)	March 27, 2008