Form 10-Q
period 2008-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2008-05-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-26460
SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2060 East Avenida de Los Arboles—Suite D190, Thousand Oaks, California 91362-1376
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐          No ☑
As of May 10. 2008, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,527,128	$582,019
Short Term Investments		1,000,000
Prepaid Expenses and Deposits	7,842	22,989
Total Current Assets	1,534,970	1,605,008

Total Assets	$1,534,970	$1,605,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	—	9,680
Accounts Payable	31,521	900
Accrued Wages and Benefits	—	1,323
Accrued Professional Fees		36,000

Accrued Expenses	10,735	—

Total Current Liabilities	42,256	47,903

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 300,000,000 shares authorized, 65,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007.	650,000	650,000
Additional Paid-In Capital	46,634,856	46,634,856
Accumulated Deficit	(45,792,141)	(45,727,751)
Total Shareholders’ Equity	1,492,714	1,557,105
	$1,534,970	$1,605,008
See notes to consolidated financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period
	Ended
	March 31,	March 31,
	2008	2007

Revenues:
Royalty Revenues	$0	$359,684
	0	359,684
Cost of Revenues	0	31,493
Gross Profit	0	328,191
Operating Expenses:
General and Administrative	70,682	97,157
Research and Development	—
Sales and Marketing	—
	70,682	97,157
Operating Profit(Loss)	(70,682)	231,034
Interest and Other Income	11,134	3,041
Interest and Other Expense	—	—
	11,134	3,041
Income (Loss) Before Income Taxes	(59,548)	234,075
Income Taxes	(4,842)	(418)

Net Income (Loss)	$(64,391)	$233,657
Basic and Diluted Earnings Per Share	$(0.00)	$0.00
Weighted Average Shares Outstanding	65,000,000	48,763,383
See notes to consolidated financial statements (following).
[Balance of Page Intentionally Left Blank]

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(64,391)	$233,657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization		5,840
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances		29,277
Prepaid Expenses and Deposits	15,147	(16,062)
Accounts Payable	30,621	(32,136)
Accrued Wages and Benefits	(1,323)	(686)
Accrued Professional Fees	(36,000)	(26,900)
Accrued Commissions		(100)
Accrued Expenses	10,735	1,000
Deferred Revenue		313,116
Net Cash Provided By (Used In) Operating Activities	(45,211)	507,006
Cash Flows from Investing Activities:
Purchase/Disp of Property and Equipment	—	—
Increase in Capitalized Patent and Technology Costs	—	—
Net Cash Provided By (Used in) Investing Activities	—	—
Cash flows from Financing Activities:
Issuance (Repayment) of Notes Payable	(9,680)	(9,670)
Net Cash Provided by Financing Activities	(9,680)	(9,670)
Increase (Decrease) in Cash and Cash Equivalents	(54,891)	497,336

Cash and Cash Equivalents, Beginning of Period	1,582,019	228,940
Cash and Cash Equivalents, End of Period	$1,527,128	$726,276
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income Taxes	4842	418
See notes to consolidated financial statements (following).
SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)	Ability to Continue as a Going Concern, Sale of All or Substantially All of the Assets of Spatializer Audio LaboratoAudio Laboratories, Inc. and Desper Products, Inc.
     Spatializer has been a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology is incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 2060 East Avenida de Los Arboles—Suite D190, Thousand Oaks, California 91362-1376.

     The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), has been in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment and multimedia computing. All Company revenues are generated from DPI. DPI is a California corporation incorporated in June 1986.
     On December 19, 2005, at a regularly scheduled board of directors meeting, the board of directors of Spatializer discussed its then current financial outlook. Management indicated to the board of directors that two customers, the revenues from which accounted for approximately 70% of Spatializer’s income during 2005, would not be sustainable in 2006. This called into question the ability of the Company to operate as a going concern . The Company’s current financial statements have been prepared assuming that it will continue as a going concern.
     As previously reported, on September 18, 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which the Company and DPI agreed to sell substantially all of their intellectual property assets. A special stockholders meeting was called for January 24, 2007 to approve such sale of assets and to authorize the dissolution of the Company. Proxies were mailed on or about December 1, 2006. The meeting was adjourned without a final vote, instead reconvening the meeting on February 21, 2007. The vote required to approve the asset sale and dissolution was a majority of the shares outstanding on the record date. The dissolution proposal was contingent upon approval of the asset sale. A total of 15,334,520 shares voted on the asset sale proposal, of which 14,407,084 shares were voted in favor, 823,182 shares voted against and 104,284 votes abstained. Although the votes cast on the proposal to sell the assets was overwhelmingly in favor thereof, the requisite vote was not obtained. As a result, the proposal regarding dissolution was not presented to a vote of stockholders.
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of the nine month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a cash residual of $109,915. The Company has no plans to dissolve.
     The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2007 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.
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
(2) Significant Accounting Policies
     Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, DPI. All significant inter-company balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.
     Revenue Recognition — The Company recognized royalty revenue upon reporting of such royalties by licensees. License revenues were recognized when earned, in accordance with the contractual provisions, typically upon our delivery of contracted services or delivery and contractual availability of licensed product. Royalty revenues were recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries, as reported by quarterly royalty statements. The Company recognized revenue in accordance with SEC Staff Accounting Bulletin (SAB) 104. The company’s only source of revenue is a nominal amount of interest income.
     Deferred Revenue - The Company received royalty fee advances from certain customers in accordance with contract terms. The Company did not require advances from all customers. Advances were negotiated on a per contract basis. Cash received in advance of revenue earned from a contract was recorded as deferred revenue until the related contract revenue is earned under the Company’s revenue recognition policy. The Company currently has no source of revenue.
     Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At March 31, 2008, substantially all cash and cash equivalents were on deposit at two financial institutions.
     At March 31, 2008, we did not have any accounts receivable. At March 31, 2007, one customer, Sharp, accounted for 66% of our accounts receivable.
     The Company performed ongoing credit evaluations of its customers and normally did not require collateral to support accounts receivable. Due to the contractual nature of sales agreements and historical trends, no allowance for doubtful accounts had been provided.
     The Company did not apply interest charges to past due accounts receivable.
     Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
     Customers Outside of the U.S. — The Company did not generate sales in the year to date period ended March 31, 2008. Sales to foreign customers were 100% of total sales in the year to date period ended March 31, 2007.
     Major Customers — During the quarter ended March 31, 2008, the Company did not generate revenue. During the quarter ended March 31, 2007, one customer, Samsung, accounted for 87% of the Company’s revenue as incurred, which is presented as a separate line on the statement of operations.
     Property and Equipment — Property and equipment were stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which did not improve or extend the lives of the respective assets, were expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income. Property and equipment were depreciated over the useful lives of the asset ranging from 3 years to 5 years under the straight line method. All property and equipment was written off upon completion of the sale of assets, in June 2007.
     Intangible Assets — Intangible assets consist of patent costs and trademarks which are amortized on a straight-line basis over the estimated useful lives of the patents which range from five to twenty years. The weighted average useful life of patents was approximately 11 years. All of our intangible assets have finite lives as defined by Statement of Financial Accounting Standard (SFAS) 142. All intangible assets were written off upon completion of the sale of assets, in June 2007.
     Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the quarters ended March 31, 2008 and 2007, options to purchase 1,750,000 shares of common stock were considered in the computation of diluted income per share.
     Stock Option Plan — During the year ended December 31, 2005, the Company determined the effects of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended which permitted entities to recognize expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 7)
     On January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date. Estimated compensation cost of $11,725 related to vested options outstanding as of January 1, 2006, net of those cancelled or expired during 2006, has been recognized as additional paid-in capital. The statements of operations for periods prior to the effective date have not been restated.
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
Recent Accounting Pronouncements —
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.
     Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
     Fair Value of Financial Instruments — The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2007 and March 31, 2008 approximated fair value due to their short maturity or nature.
(3) Notes Payable
     The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. The balance was paid off in full in March 2008.
(4) Shareholders’ Equity
     During the quarters ended March 31, 2008 and 2007, no shares were issued, cancelled or converted, nor were any options granted or exercised.
(5) Capitalization
     On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15. At the closing of the stock sale, the investors delivered into escrow an additional contingent amount of $259,786. Such escrowed funds were released to the Company ten (10) days after the closing of the transactions contemplated by the Asset Purchase Agreement, on July 16, 2007.

(6) Net Operating Loss Carryforwards
     At December 31, 2007, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,000,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.
(7) Stock Options
     In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but un-issued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,876,339 as of March 31, 2007. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

		WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2005	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31
Options outstanding at December 31, 2006	2,726,666	2,810,000	$0.10

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10
Options outstanding at December 31, 2007	1,750,000	1,750,000	$0.09

Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(0)	(0)	$0.10
Options outstanding at March 31, 2008	1,750,000	1,750,000	$0.09

     At March 31, 2008 and 2007, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years.
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
     Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payments, using the modified prospective transition method to account for changes to the method of accounting for 1,750,000 vested options outstanding at the effective date. Estimated compensation cost related to vested options outstanding as of January 1, 2006 was recognized as additional paid-in capital. During the year ended December 31, 2006, 1,060,000 vested options expired or were cancelled, resulting in a reduction of compensation cost and additional paid-in capital. Net compensation cost recorded for the year ended December 31, 2006 was $11,725; net loss for the year was increased by a corresponding amount, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 3 years.
     At March 31, 2007 and December 31, 2006, the number of options exercisable and fully vested was 1,750,000. The weighted-average exercise price of those options was $0.09; the weighted average remaining contractual term was 3 years; and the aggregate intrinsic value was zero per share.
     There were no warrants outstanding at March 31, 2008 or 2007.
(8) Commitments and Contingencies
     We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business, although at the current time we are not party to any legal proceedings.
Operating Lease Commitments
     The Company is not obligated under any leases as of March 31, 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report.
     This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.
Executive Overview
     Revenues decreased to $0 for the quarter ended March 31, 2008, compared to $359,684 for the quarter ended March 31, 2007, a decrease of 100%. Revenues were previously comprised of royalties pertaining to the licensing of Spatializer audio signal processing algorithms and circuit designs. Revenues in the current quarter reflect the sale of all operating assets during 2007. Revenues are not expected to continue and a key issue discussed below is the wind-down of revenue streams in fiscal 2006 and fiscal 2007 due to the discontinuation of operations.
     Net loss was $64,391 for the quarter ended March 31, 2008, ($0.00) basic and diluted per share, compared to a net gain of $234,000, $0.00 per share for the quarter ended March 31, 2007. The net loss for the current period is primarily the result of the sale of all of the Company’s operating assets during 2007. There will be no more licensing revenue in the future under our former business model, as the assets of the Company were sold on July 2, 2007.
     At March 31, 2008, we had $1,527,100 in cash and cash equivalents as compared to $1,582,000 at December 31, 2007. The decrease in cash resulted primarily from the afore-mentioned transaction involving the sale of the Company’s operating assets. We had working capital of $1,492,700 at March 31, 2008, as compared with working capital of $1,557,100 at December 31, 2006
     We ceased commercial operations in 2006. As previously disclosed, pursuant to an Asset Purchase Agreement, we sold substantially all of our assets and those of our wholly owned subsidiary, DPI (excluding certain assets, such as cash), to a wholly owned subsidiary of DTS, Inc. This transaction was approved by the stockholders on June 15, 2007 and was closed on July 2, 2007.
Approach to MD&A
     The purpose of MD&A is to provide our shareholders and other interested parties with information necessary to gain an understanding of our financial condition, changes in financial condition and results of operations. As such, we seek to satisfy three principal objectives:
•	to provide a narrative explanation of a company’s financial statements “in plain English” that enables the average investor to see the company through the eyes of management;

•	to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and

•	to provide information about the quality of, and potential variability of, a company’s earnings and cash flow, so that investors can ascertain the likelihood and relationship of past performance being indicative of future performance.
     We believe the best way to achieve this is to give the reader:
•	An understanding of our operating environment and its risks (see below and Item 1A of Part II of this Form 10-Q)

•	An outline of critical accounting policies

•	A review of our corporate governance structure

•	A review of the key components of the financial statements and our cash position and capital resources

•	A review of the important trends in the financial statements and our cash flow

•	Disclosure on our internal controls and procedures
Operating Environment
     We operate in a very difficult business environment. This environment impacts us in various ways, some of which are discussed below:
•	Our Board of Directors determined it was in the Company’s and its stockholders’ interests to sell the Company’s Assets, and such asset sale was consummated on July 2, 2007.

•	The market for our stock may not remain liquid and the stock price may be subject to volatility
     Certain other risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 on file with the Securities and Exchange Commission.
     In December 2005, our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appeared not to be sustainable in the future. In December 2005, two of our three independent directors resigned and the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group, Inc. to assist us in this endeavor. After a long process of negotiation and stockholder approval, the assets were sold to a subsidiary of DTS, Inc on July 2, 2007. The transaction included a nine month window within which to file any claims for breaches of our representations and warranties. Although we believed our representations and warranties to be true and complete, it was possible that an unforeseen claim may arise that could put financial demands on the Company.
     We had no source(s) of revenue beginning in the third quarter of 2007. Based on current and forecasted operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we have marshaled our assets and satisfied our liabilities and, after the contractual nine month indemnification period relating to the sale of assets on July 2, 2007, other than a $109,915 cash residual, distributed the remaining cash assets of the Company ($1,365,000).
     Upon distribution of the cash assets, each of Messrs. Mandell and Civelli resigned from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering took control of management of the Company on April 28, 2008. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company. Should the new management believe it in the Company’s and stockholders’ best interests to raise additional financing to pursue, such new financing is likely to dilute existing stockholders. Stockholders at the special meeting held on June 15, 2007 approved amending the Company’s charter and gave the Board of Directors authority to affect a substantial reverse stock split at the time of its choosing and to increase the number of authorized common and preferred shares. While a new financing and new business model, if affected, could be successful, there is no assurance this will occur.

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
     The Consolidated Balance Sheet provides a snapshot view of our financial condition at the end of our current fiscal period. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash balances compared to the prior years and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The difference between Current Assets and Current Liabilities is referred to as Working Capital and measures how much liquid assets a company has available to build its business. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.
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
Results of Operations
Revenues
     Revenues decreased to $0 for the quarter ended March 31, 2008, compared to $359,684 for the quarter ended March 31, 2007, a decrease of 100%. The decreased revenue is primarily the result of the cessation of business activities during 2007.
Net Loss
     Net Loss for the three months ended March 31, 2008 was $64,391, compared to gross profit of $234,000 in the comparable period last year.
Operating Expenses
     Operating expenses in the three months ended March 31, 2008 were $70,700, compared to operating expenses of $97,200 in the comparable period last year. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.
General and Administrative
     General and administrative expenses in the three months ended March 31, 2007 were $70,700, compared to general and administrative expenses of $97,200 in the comparable period last year.
Research and Development
     Research and Development expenses in the three months ended March 31, 2008 were zero, compared to research and development expenses of $0 in the comparable period last year. This lack of expense was due to the elimination of an in-house applications engineering position and the May 2006 resignation of the principal engineer.
Sales and Marketing
     Sales and Marketing expenses in the three months ended March 31, 2008 were zero, compared to sales and marketing expenses of $0 in the comparable period last year. The lack of such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.

Net Income (Loss)
     Net loss was $64,400 for the quarter ended March 31, 2008, $(0.00) basic and diluted per share, compared to net income of $234,000 or $0.00 per share, for the quarter ended March 31, 2007. The decrease for the current period is primarily the result of the cessation of operations in 2007.
     At March 31, 2008, we had $1,527,100 in cash and cash equivalents as compared to $1,582,000 at December 31, 2007. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses. We had working capital of $1,492,700 at March 31, 2008, as compared with working capital of $1,557,100 at December 31, 2007.
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
     There is no current source of future cash flow for the Company as we sold substantially all of our audio assets and those of our wholly owned subsidiary, Desper Products, Inc. (“DPI”), on July 2, 2007.
     Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we intend to marshal our assets and after a contractual nine month indemnification period relating to the sale of assets on July 2, 2007, we distributed April 22, 2008 the remaining cash assets of the Company, after satisfying liabilities and leaving a $109,915 cash residual. Upon distribution of the cash assets, each of Messrs. Mandell and Civelli resigned April 28, 2008, from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering took control of management of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company, including new, revenue generating businesses. In September 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which we agreed to sell substantially all of our assets (other than certain excluded assets, such as cash). The consummation of the asset sale was subject to approval of holders of a majority of the outstanding shares of the Common Stock of the Company. In April 2007, the Company sold an aggregate of 16,236,615 shares of its Common Stock to certain investors.
     The Company held a special meeting of stockholders on June 15, 2007 to vote on the asset sale transaction but not with respect to the dissolution of the Company. The asset sale transaction was approved. The asset sale transaction closed on July 2, 2007
Net Operating Loss Carry forwards
     At December 31, 2007, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,000,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting the provisions of SFAS 157 on its financial position, results of operations and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at March 31, 2008. A hypothetical decrease of 100 basis points in interest rate would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.
Item 4T. Controls and Procedures
     We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there were only one remaining part-time employee and a contract bookkeeper that were responsible for maintenance of the accounting records and other aspects of internal control during the quarter. Thus, segregation of duties was limited, and there was limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, and while the employee signed the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 12, 2008, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no unregistered sales of equity securities or repurchases during the period covered by this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. SUBSEQUENT EVENTS
     On April 4, 2008, the Board of Directors of Registrant declared a $1,365,000 cash dividend ($0.021 per share on its outstanding shares of Common Stock) payable (and then paid) on April 22, 2008 to stockholders of record on April 15, 2008. Such dividend was paid from existing cash balances of the Company on April 22, 2008. As of such date, the Company had a cash balance of approximately $109,915.

     As previously reported in an April 26, 2007 Form 8-K filing, Registrant entered into a Common Stock Purchase Agreement dated April 25, 2007 (the “SPA”) with Jay A. Gottlieb, Greggory A. Schneider and Helaine Kaplan (collectively, the “Investors”) pursuant to which Registrant sold and the Investors collectively purchased 16,236,615 shares of common stock of Registrant for an aggregate purchase price of $422,152.15. Of the total shares sold to the Investors, Mr. Gottlieb purchased 8,739,115 shares of Registrant’s common stock for an aggregate purchase price of $227,217.15. Pursuant to the SPA, Registrant agreed, after the sale of substantially all of its assets to DTS, Inc. and its subsidiary (the “Asset Sale”), to take such corporate actions as may be reasonably required to appoint Mr. Gottlieb or other designee of the Investors to the Board of Directors. The Asset Sale was consummated on July 2, 2007. On August 13, 2007, the Board of Directors appointed Jay A. Gottlieb as a director of Registrant.
     There are no family relationships between Mr. Gottlieb and any director or executive officer of Registrant or any of its subsidiaries. Other than as stated herein, neither Mr. Gottlieb nor any member of his immediate family has engaged in any transactions with Registrant of the sort described under Item 404(a) of Regulation S-K.
     As contemplated under the SPA, Registrant distributed substantially all of its remaining cash assets to its stockholders on April 22, 2008, after satisfying its liabilities and leaving a $109,915 cash residual. Effective April 28, 2008, Henry Mandell and Carlo Civelli resigned from the Board of Directors of Registrant, the only Director then remaining on the Board being Mr. Gottlieb. As permitted under Delaware law, specific provisions of Registrant’s Bylaws and provided for in the SPA, on April 29, 2008, Mr. Gottlieb appointed Messrs. Greggory Schneider and Michael Pearce to fill out the terms of Messrs. Mandell and Civelli until the next election of Directors. Concurrently, the following officerships were also assigned, effective immediately: Mr. Gottlieb (Chairman of the Board, Secretary and Treasurer) and Mr. Schneider (Chief Financial Officer). As a result of the foregoing resignations and appointments, Registrant experienced a change in control. Such Change of Control was the subject of Schedule 14-F Information Statement filed with the SEC on May 7, 2008 and sent shareholders on or about May 16, 2008.
ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 13, 2008

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board and President (Principal Executive, Financial and Accounting Officer)