Form 10-Q
period 2008-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2008-08-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008

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
YES ☐         NO ☑
As of July 30. 2008, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$95,586	$582,019
Short Term Investments		1,000,000
Prepaid Expenses and Deposits	2,843	22,989
Total Current Assets	98,429	1,605,008

Total Assets	$98,429	$1,605,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable	—	9,680
Accounts Payable	1,464	900
Accrued Wages and Benefits	—	1,323
Accrued Professional Fees		36,000
Accrued Expenses	5,735	—
Total Current Liabilities	7,199	47,903

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 300,000,000 shares authorized, 65,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007.	650,000	650,000
Additional Paid-In Capital	46,634,856	46,634,856
Accumulated Deficit	(47,193,626)	(45,727,751)
Total Shareholders’ Equity	91,230	1,557,105
	$98,429	$1,605,008

See notes to consolidated financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues :
Royalty Revenues	$0	$360,914	$0	$720,599
Cost of Revenues	0	31,312	0	62,805
Gross Profit	0	329,602	0	657,794
Operating Expenses :
General and Administrative	37,999	182,735	108,681	280,310
Research and Development	—	—	—	—
Sales and Marketing	—	—	—	—
	37,999	182,735	108,681	280,310
Operating Income (Loss)	(37,999)	146,867	(108,681)	377,484
Interest and Other Income	1,515	5,212	12,649	8,253
Interest and Other Expense	0	(2,311)	0	(2,211)
	1,515	2,901	12,649	5,942
Income (Loss) Before Income Taxes	(36,484)	149,768	(96,033)	383,426
Income Taxes	—	—	(4,842)	—

Net Income (Loss)	$(36,484)	$149,768	$(100,875)	$383,426
Basic and Diluted Earnings Per Share	$(0.00)	$0.00	$(0.00)	$0.01
Weighted Average Shares Outstanding	65,000,000	61,253,088	65,000,000	55,008,236

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(100,875)	$233,657
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization	—	5,840
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	—	29,277
Prepaid Expenses and Deposits	20,146	(16,062)
Accounts Payable	564	(32,136)
Accrued Wages and Benefits	(1,323)	(686)
Accrued Professional Fees	(36,000)	(26,900)
Accrued Commissions	—	(100)
Accrued Expenses	5,735	1,000
Deferred Revenue	—	313,116
Net Cash Provided By (Used In) Operating Activities	(111,753)	507,006

Cash Flows from Investing Activities:
Short Term Investments	1,000,000	0
Net Cash Provided By (Used in) Investing Activities	1,000,000	0

Cash Flows from Financing Activities:
Cash Distribution	(1,365,000)
Issuance (Repayment) of Notes Payable	(9,680)	(9,670)
Net Cash Provided by Financing Activities	(1,374,680)	(9,670)
Increase (Decrease) in Cash and Cash Equivalents	(486,433)	497,336

Cash and Cash Equivalents, Beginning of Period	582,019	228,940
Cash and Cash Equivalents, End of Period	$95,586	$726,276
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income Taxes	4,842	418

See notes to consolidated financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Ability to Continue as a Going Concern, Sale of All or Substantially All of the Assets of Spatializer Audio Laboratories, Inc. and Desper Products, Inc.

Spatializer was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology was incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 2060 East Avenida de Los Arboles—Suite D190, Thousand Oaks, California 91362-1376.
The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), was in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment and multimedia computing. All Company revenues were generated from DPI. DPI is a California corporation incorporated in June 1986.

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

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of the nine month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a small cash residual. In April 2008, the company made a cash distribution to its shareholders of $1,365,000, or $.021/share. The Company has no plans to dissolve.

The foregoing interim financial information is unaudited and was prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2007 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

The foregoing financial information was prepared assuming that the Company will continue as a going concern. As discussed above, the Company’s current circumstances, including significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The foregoing financial information does not include any adjustments that might result from the outcome of this uncertainty.

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

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At June 30, 2008, substantially all cash and cash equivalents were on deposit at two financial institutions.

At June 30, 2008, we did not have any accounts receivable. At  June 30, 2007, one customer, Sharp, accounted for 66% of our accounts receivable.

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

Customers Outside of the U.S. — The Company did not generate sales in the year to date period ended June 30, 2008. Sales to foreign customers were 100% of total sales in the year to date period ended June 30, 2007.

Major Customers — During the quarter ended June 30, 2008, the Company did not generate revenue. During the quarter ended June 30, 2007, one customer, Samsung, accounted for 87% of the Company’s revenue as incurred, which is presented as a separate line on the statement of operations.

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

Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the quarter and 6 month period ended June 30, 2008 and 2007, options to purchase 1,750,000 shares of common stock were considered in the computation of diluted income per share.

Stock Option Plan — During the year ended December 31, 2005, the Company determined the effects of stock based compensation in accordance with SFAS No. 123, Accounting  for Stock-Based Compensation, as amended  which permitted entities to recognize expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 7)

On January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date. Estimated compensation cost of $11,725 related to vested options outstanding as of January 1, 2006, net of those cancelled or expired during 2006, was recognized as additional paid-in capital. The statements of operations for periods prior to the effective date have not been restated.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2007 and June 30, 2008 approximated fair value due to their short maturity or nature.

(3) Notes Payable

The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. The balance was paid off in full in March 2008.

(4) Shareholders’ Equity

During the quarters ended June 30, 2008 and 2007, no shares were issued, cancelled or converted, nor were any options granted or exercised.

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

(6) Net Operating Loss Carryforwards

At December 31 2007, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,000,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.  As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2000.

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

		WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2005	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31
Options outstanding at December 31, 2006	2,726,666	2,810,000	$0.10
Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0.10
Options outstanding at December 31, 2007	1,750,000	1,750,000	$0.09
Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(0)	(0)	$0.10
Options outstanding at June 30, 2008	1,750,000	1,750,000	$0.09

At June 30, 2008 and 2007, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years.

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

There were no warrants outstanding at June 30, 2008 or 2007.

(8) Commitments and Contingencies

We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business, although at the current time we are not party to any legal proceedings.

Operating Lease Commitments

The Company is not obligated under any leases as of June 30, 2008.

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

Executive Overview

Revenues decreased to $0 for the quarter ended June 30, 2008, compared to $360,914 for the quarter ended June 30, 2007, a decrease of 100%. Revenues were previously comprised of royalties pertaining to the licensing of Spatializer  audio signal processing algorithms and circuit designs. Revenues in the current quarter reflect the sale of all operating assets during 2007. Revenues are not expected to continue and a key issue discussed below is the wind-down of revenue streams in fiscal 2006 and fiscal 2007 due to the discontinuation of operations.

Net loss was $36,484 for the quarter ended June 30, 2008, ($0.00) basic and diluted per share, compared to a net gain of $149,768, $0.00 per share for the quarter ended June 30, 2007. The net loss for the current period is primarily the result of the sale of all of the Company’s operating assets during 2007.  There will be no more licensing revenue in the future under our former business model, as the assets of the Company were sold on July 2, 2007.

At June 30, 2008, we had $95,586  in cash and cash equivalents as compared to $582,000 at December 31, 2007. The decrease in cash resulted primarily from the company distributing $1,365,000, or .021 per share, to shareholders in April 2008.  Additionally, liquidated $1,000,000 in short term investments and contributed that $ towards the distribution.  We had working capital of $91,230 at June 30, 2008, as compared with working capital of $1,557,100 at December 31, 2007

We ceased commercial operations in 2006. As previously disclosed, pursuant to an Asset Purchase Agreement, we sold substantially all of our assets and those of our wholly owned subsidiary, DPI (excluding certain assets, such as cash), to a wholly owned subsidiary of DTS, Inc. This transaction was approved by the stockholders on June 15, 2007 and was closed on July 2, 2007.

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

We had no source(s) of revenue beginning in the third quarter of 2007. Based on current and forecasted operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we have marshaled our assets and satisfied our liabilities and, after the contractual nine month indemnification period relating to the sale of assets on July 2, 2007, other than a small cash residual, distributed the remaining cash assets of the Company ($1,365,000) or .021/share.

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

Results of Operations

Revenues

Revenues decreased to $0 for the quarter ended June 30, 2008, compared to $360,915 for the quarter ended June 30, 2007, a decrease of 100%. The decreased revenue is primarily the result of the cessation of business activities during 2007.

Net Loss

Net Loss for the three months ended June 30, 2008 was $36,484, compared to net profit of $149,768 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended June 30, 2008 were $37,999, compared to operating expenses of $182,735 in the comparable period last year. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.

General and Administrative

General and administrative expenses in the three months ended June 30, 2007 were $37,999, compared to general and administrative expenses of $182,735 in the comparable period last year.

Research and Development

Research and Development expenses in the three months ended June 30, 2008 were zero, compared to research and development expenses of $0 in the comparable period last year.

Sales and Marketing

Sales and Marketing expenses in the three months ended June 30, 2008 were zero, compared to sales and marketing expenses of $0 in the comparable period last year.

Net Income (Loss)

Net loss was $36,484 for the quarter ended June 30, 2008, $(0.00) basic and diluted per share, compared to net income of $149,768 or $0.00 per share, for the quarter ended June 30, 2007. The decrease for the current period is primarily the result of the cessation of operations in 2007.

At June 30, 2008, we had $ 95,586 in cash and cash equivalents as compared to $582,000 at December 31, 2007. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses and a $1,365,000 ($.021 per share) cash distribution that as paid to shareholders in April 2008.  Additionally, we contributed $1,000,000 from the sale of short term investments as as part of the distribution.  We had working capital of $91,230 at June 30, 2008, as compared with working capital of $1,557,100 at December 31, 2007.

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

Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we intend to marshal our assets and after a contractual nine month indemnification period relating to the sale of assets on July 2, 2007, we distributed April 22, 2008 the remaining cash assets of the Company, after satisfying liabilities and leaving a small cash residual. Upon distribution of the cash assets, each of Messrs. Mandell and Civelli resigned April 28, 2008, from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering took control of management of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company, including new, revenue generating businesses. In September 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which we agreed to sell substantially all of our assets (other than certain excluded assets, such as cash). The consummation of the asset sale was subject to approval of holders of a majority of the outstanding shares of the Common Stock of the Company. In April 2007, the Company sold an aggregate of 16,236,615 shares of its Common Stock to certain investors.

The Company held a special meeting of stockholders on June 15, 2007 to vote on the asset sale transaction but not with respect to the dissolution of the Company. The asset sale transaction was approved. The asset sale transaction closed on July 2, 2007

Net Operating Loss Carry forwards

At December 31, 2007, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,000,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.  As a result of the events described in Item 5 and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007 ..

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at June 30, 2008. A hypothetical decrease of 100 basis points in interest rate would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there were only one remaining part-time employee and a contract bookkeeper that were responsible for maintenance of the accounting records and other aspects of internal control during the quarter. Thus, segregation of duties was limited, and there was limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, and while the employee signed the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of July 30, 2008, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

As previously approved by shareholders, The Board of Directors has declared that a 1 for 10 reverse split should be implemented as soon as practicable. Shareholders will be notified of the record date as soon as all regulatory notifications have been completed.

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

Dated: August 13, 2008

SPATIALIZER AUDIO
LABORATORIES, INC.
(Registrant)

/s/ JAY GOTTLIEB
Jay Gottlieb
Chairman of the Board and President
(Principal Executive, Financial and Accounting Officer)