Form 10-Q
period 2008-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2008-11-12
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue - 15th Floor, New York, NY 10022
(Address of principal corporate offices)

TELEPHONE NUMBER: (212) 231-8359

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
YES ☐ NO ☑

As of September 30. 2008, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$87,342	$582,019
Short Term Investments		1,000,000
Prepaid Expenses and Deposits	2,842	22,989
Total Current Assets	90,184	1,605,008

Total Assets	$90,184	$1,605,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Note Payable		9,680
Accounts Payable	965	900
Accrued Wages and Benefits		1,323
Accrued Professional Fees		36,000
Accrued Expenses	5,735
Total Current Liabilities	6,700	47,903

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 300,000,000 shares authorized, 65,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007.	650,000	650,000
Additional Paid-In Capital	46,634,856	46,634,856
Accumulated Deficit	(47,201,372)	(45,727,751)
Total Shareholders’ Equity	83,484	1,557,105
	$90,184	$1,605,008

See notes to consolidated financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues :
Royalty Revenues	$0	$30,107	$0	$750,706
Cost of Revenues	0	464	0	63,269
Gross Profit	0	29,643	0	687,437
Operating Expenses :
General and Administrative	7,747	88,868	116,428	369,178
Research and Development	—	—	—	—
Sales and Marketing	—	—	—	—
	7,747	88,868	116,428	369,178
Operating Income (Loss)	(7,747)	(59,225)	(116,428)	318,259
Interest and Other Income	0	16,490	12,649	24,743
Interest and Other Expense	0	—	0	(2,311)
Gain on Sale of Assets	0	515,077	0	515,077
	0	531,567	12,649	537,509

Income (Loss) Before Income Taxes	(7,747)	472,342	(103,779)	855,768
Income Taxes	—	—	(4,842)	—

Net Income (Loss)	$(7,747)	$472,342	$(108,621)	$855,768

Basic and Diluted Earnings Per Share	$(0.00)	$0.01	$(0.00)	$0.02

Weighted Average Shares Outstanding	65,000,000	65,000,000	65,000,000	58,338,824

See notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Month Period Ended
	2008	2007

Cash Flows from Operating Activities:
Net Income (Loss)	$(108,621)	$855,768
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Gain on Sale of Assets		(515,077)
Depreciation and Amortization	—
Net Change in Assets and Liabilities:
Accounts Receivable and Employee Advances	—	74,828
Prepaid Expenses and Deposits	20,147	(13,138)
Accounts Payable	65	(32,136)
Accrued Wages and Benefits	(1,323)	(1,999)
Accrued Professional Fees	(30,265)	(20,900)
Accrued Commissions	—	(200)
Accrued Expenses
Deferred Revenue	—
Net Cash Provided By (Used In) Operating Activities	(119,996)	347,146

Cash Flows from Investing Activities:
Short Term Investments	1,000,000	(1,000,000)
Net Proceeds from Asset Sale	0	649,812
Net Cash Provided By (Used In) Investing Activities	1,000,000	(350,188)

Cash Flows from Financing Activities:
Cash Distribution	(1,365,000)	0
Issuance (Repayment) of Notes Payable	(9,680)	14,531
Issuance of Common Stock Net of Transaction Costs	0	373,329
Net Cash Provided By (Used In) Financing Activities	(1,374,680)	387,860
Increase (Decrease) in Cash and Cash Equivalents	(494,676)	384,818

Cash and Cash Equivalents, Beginning of Period	582,019	228,940
Cash and Cash Equivalents, End of Period	$87,342	$613,758
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$2,311
Income Taxes	4,842	418

See notes to consolidated financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)	Ability to Continue as a Going Concern, Sale of All or Substantially All of the Assets of Spatializer Audio Laboratories, Inc. and Desper Products, Inc.

Spatializer was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology was incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 410 Park Avenue - 15th Floor, New York, NY 10022.

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

The foregoing interim financial information is unaudited and was prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2007 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at CitiBank FSB. At September 30, 2008,  all cash and cash equivalents were on deposit at one financial institution.

At September 30, 2008, we did not have any accounts receivable. At  September 30, 2007, we did not have any accounts receivable.

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

Customers Outside of the U.S. — The Company did not generate sales in the year to date period ended September 30, 2008. Sales to foreign customers were 100% of total sales in the year to date period ended September 30, 2007.

Major Customers — During the quarter ended September 30, 2008, the Company did not generate revenue. During the quarter ended September, 2007, the Company did not generate revenue.

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

Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the quarter and 9-month periods ended September 30, 2008 and 2007, options to purchase 1,150,000 and 1,050,000 shares of common stock, respectively, were considered in the computation of diluted income per share.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2007 and September 30, 2008 approximated fair value due to their short maturity or nature.

(3) Notes Payable

The Company was indebted to the Premium Finance, Inc., an unrelated insurance premium finance company. The balance was paid off in full in March 2008.

(4) Shareholders’ Equity

During the quarters ended September 30, 2008 and 2007, no shares were issued, cancelled or converted, nor were any options granted or exercised.

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

(6) Net Operating Loss Carryforwards

At December 31 2007, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,000,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.  As a result of the events described Management’s Discussion and Analysis of Financial Condition and Results of Operations and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.

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

		WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10
Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666)	(1,060,000)	$0. 10
Options outstanding at December 31, 2006	1,750,000	1,750,000	$0. 09

Options granted		(0)	$—
Options exercised		(0)	$—
Options forfeited/expired	(600,000)	(600,000)	$0.10
Options outstanding at December 31, 2007	1,150,000	1,150,000	$0.09

Options granted		(0)	$—
Options exercised		(0)	$—
Options forfeited/expired	(100,000)	(100,000)	$0.07
Options outstanding at September 30, 2008	1,050,000	1,050,000	$0.08

At September 30, 2008 and 2007, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years.

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

At September 30, 2008 and December 31, 2007, the number of options exercisable and fully vested was 1,050,000 and 1,150,000, respectively. The weighted-average exercise price of those options was $0.09; the weighted average remaining contractual term was 3 years; and the aggregate intrinsic value was zero per share.

There were no warrants outstanding at September 30, 2008 or 2007.

(8) Commitments and Contingencies

We also anticipate that, from time to time, we may be named as a party to legal proceedings that may arise in the ordinary course of our business, although at the current time we are not party to any legal proceedings.
Operating Lease Commitments

The Company is not obligated under any leases as of September 30, 2008.

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

Executive Overview

Revenues decreased to $0 for the quarter ended September 30, 2008, compared to $30,107 for the quarter ended September 30, 2007, a decrease of 100%. Revenues were previously comprised of royalties pertaining to the licensing of Spatializer  audio signal processing algorithms and circuit designs. Revenues in the current quarter reflect the sale of all operating assets during 2007. Revenues are not expected to continue and a key issue discussed below is the wind-down of revenue streams in fiscal 2006 and fiscal 2007 due to the discontinuation of operations.

Net loss was $7,747 for the quarter ended September 30, 2008, ($0.00) basic and diluted per share, compared to a net gain of $472,342, $0.01 per share for the quarter ended September 30, 2007. The net loss for the current period is primarily the result of the sale of all of the Company’s operating assets during 2007.  There will be no more licensing revenue in the future under our former business model, as the assets of the Company were sold on July 2, 2007.

At September 30, 2008, we had $87,342  in cash and cash equivalents as compared to $582,000 at December 31, 2007. The decrease in cash resulted primarily from the company distributing $1,365,000, or .021 per share, to shareholders in April 2008.  Additionally, we liquidated $1,000,000 in short term investments and contributed those funds towards the distribution.  We had working capital of $83,484 at September 30, 2008, as compared with working capital of $1,557,100 at December 31, 2007

We ceased commercial operations in 2006. As previously disclosed, pursuant to an Asset Purchase Agreement, we sold substantially all of our assets and those of our wholly owned subsidiary, DPI (excluding certain assets, such as cash), to a wholly owned subsidiary of DTS, Inc. This transaction was approved by the stockholders on June 15, 2007 and was closed on July 2, 2007.

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

The Consolidated Balance Sheet provides a snapshot view of our financial condition at the end of our current fiscal period. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business. Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash balances compared to the prior years and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The difference between Current Assets and Current Liabilities is referred to as Working Capital and measures how much liquid assets a company has available to build its business. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Consolidated Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales or stock option exercise. This is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations..

Results of Operations

Revenues

Revenues decreased to $0 for the quarter ended September 30, 2008, compared to $30,107 for the quarter ended September 30, 2007, a decrease of 100%. The decreased revenue is primarily the result of the cessation of business activities during 2007.

Net Loss

Net Loss for the three months ended September 30, 2008 was $7,747, compared to net profit of $472,342 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended September 30, 2008 were $7,747, compared to operating expenses of $88,868 in the comparable period last year. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.

General and Administrative

General and administrative expenses in the three months ended September 30, 2008 were $7,747, compared to general and administrative expenses of $88,868 in the comparable period last year.

Research and Development

Research and Development expenses in the three months ended September 30, 2008 were zero, compared to research and development expenses of zero in the comparable period last year.

Sales and Marketing

Sales and Marketing expenses in the three months ended September 30, 2008 were zero, compared to sales and marketing expenses of zero in the comparable period last year.

Net Income (Loss)

Net loss was $7,747 for the quarter ended September 30, 2008, $(0.00) basic and diluted per share, compared to net income of $472,342 or $0.01 per share, for the quarter ended September 30, 2007. The decrease for the current period is primarily the result of the cessation of operations in 2007.

At September 30, 2008, we had $ 87,342 in cash and cash equivalents as compared to $582,000 at December 31, 2007. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses and a $1,365,000 ($.021 per share) cash distribution that as paid to shareholders in April 2008.  Additionally, we contributed $1,000,000 from the sale of short term investments as part of the distribution.  We had working capital of $83,484 at September 30, 2008, as compared with working capital of $1,557,100 at December 31, 2007.

There is no current source of future cash flow for the Company as we sold substantially all of our audio assets and those of our wholly owned subsidiary, Desper Products, Inc. (“DPI”), on July 2, 2007.

Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. As such, we marshaled our assets and after a contractual nine month indemnification period relating to the sale of assets on July 2, 2007, we distributed April 22, 2008 the remaining cash assets of the Company, after satisfying liabilities and leaving a small cash residual. Upon distribution of the cash assets, each of Messrs. Mandell and Civelli resigned April 28, 2008, from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering took control of management of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company, including new, revenue generating businesses. In September 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which we agreed to sell substantially all of our assets (other than certain excluded assets, such as cash). The consummation of the asset sale was subject to approval of holders of a majority of the outstanding shares of the Common Stock of the Company. In April 2007, the Company sold an aggregate of 16,236,615 shares of its Common Stock to certain investors.

The Company held a special meeting of stockholders on June 15, 2007 to vote on the asset sale transaction but not with respect to the dissolution of the Company. The asset sale transaction was approved. The asset sale transaction closed on July 2, 2007

Net Operating Loss Carry forwards

At December 31, 2007, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,000,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.  As a result of the events described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not been exposed to material future earnings or cash flow fluctuations from changes in interest rates on our short-term investments at September 30, 2008. A hypothetical decrease of 100 basis points in interest rate would not result in a material fluctuation in future earnings or cash flow. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 4T. Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s present circumstances, there were only one remaining part-time employee and a contract bookkeeper that were responsible for maintenance of the accounting records and other aspects of internal control during the quarter. Thus, segregation of duties was limited, and there was limited oversight of the remaining employee. While the contract bookkeeper initiates disbursements, and while the employee signed the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Nevertheless, based on that evaluation, the Chairman of the Board, acting as the principal executive and principal financial officer of the Company, concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of October 30, 2008, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

Effective Date of previously announced 1 for 10 Reverse Split will be Friday, November 21, 2008, or as soon thereafter as possible under SEC Rule 10b-17.

ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2008

SPATIALIZER AUDIO
LABORATORIES, INC.
(Registrant)

/s/ JAY GOTTLIEB
Jay Gottlieb
Chairman of the Board and President
(Principal Executive, Financial and Accounting Officer)