Form 10-K
SPATIALIZER AUDIO LABORATORIES INC
filed 2009-04-15
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Park Avenue--15th Floor   New York, New York 10022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑Yes  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2008) was approximately $1,470,021.

 As of March 25, 2009, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE;     None

TABLE OF CONTENTS

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

PART I
Item 1. Business
Overview

Spatializer Audio Laboratories, Inc. (“Spatializer” or the “Company”) had been a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology was incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company through a Plan of Arrangement pursuant to which the outstanding shares of Spatializer, a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 410 Park Avenue -- 15th Floor , New York, New York 10022.

The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI” or “Desper Products”), had been in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment and multimedia computing. All Company revenues were generated from this subsidiary. Desper Products was the owner of all technology which was acquired by DTS, Inc. on July 2, 2007. Desper Products was a California corporation incorporated in June 1986 and dissolved on December 5, 2008.

Copies of this Annual Report, including our financial statements, and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available by writing us at 410 Park Avenue -- 15th Floor,  New York, New York 10022.

Background of the Sale of Assets and Dissolution

Spatializer had been under acute market pressure since 2002. In 2002, a personal computer account began migrating to a totally new operating system which did not include any audio enhancements. The migration was completed in 2003 and the former licensee chose not to include any audio software enhancements, including those from Spatializer. This account had accounted for approximately 40% of Spatializer’s annual revenues.

In 2003, Spatializer experienced declining revenue from its’ three major customers, primarily from the curtailment or cessation of use of its products by these customers. Two of these cases were in the DVD player market where Spatializer historically had been strong. During 2003, the DVD player market became largely commoditized, resulting in intense pricing pressure and a steep decline in price and margins. Manufacturers were forced to strip out features, such as those offered by Spatializer, in order to compete. One of Spatializer’s accounts switched to outside sourcing and Spatializer was able to expand its relationship with their supplier to recapture most of that revenue. However, a major new design win Spatializer was projecting for the DVD market was cancelled due to these cost constraints.

In 2004, the revenue mix by licensee platform was significantly different compared to the prior year. The decrease in revenue on the DVD and personal computer accounts previously discussed generated approximately 56% of total fiscal 2003 revenue which was lost in 2004. These losses were partially offset by three new revenue sources in cellular phones, mobile audio semiconductors and personal computers and the expansion of an existing license relating to recordable DVD. Cellular phone, mobile audio and the personal computer markets had been targeted by Spatializer for replacing the losses in the DVD player category. Nevertheless, market pressures mounted and Spatializer was forced to substantially reduce overhead in order to remain liquid.

On December 19, 2005, at a regularly scheduled meeting, Spatializer’s board of directors discussed its’ current financial outlook. Management indicated to the board of directors that two customers, the revenues from which accounted for approximately 70% of Spatializer’s income during 2005, would not be sustainable in 2006. This called into question the ability of the Company to operate as a going concern. The Company’s financial statements have been prepared assuming that it would continue as a going concern.

As previously reported, on September 18, 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly-owned subsidiary thereof pursuant to which the Company and DPI agreed to sell substantially all of their intellectual property assets. A special stockholders meeting was called for January 24, 2007 to approve sale of assets and to authorize the dissolution of the Company. Proxies were mailed on or about December 1, 2006. The Board adjourned the meeting without a final vote in for reasons it believed to be in the best interest of the stockholders. The meeting was reconvened on February 21, 2007. The vote required to approve the asset sale and dissolution was a majority of the shares outstanding on the record date. The dissolution proposal was contingent upon approval of the asset sale. A total of 1,533,452 shares voted on the asset sale proposal, of which 1,440,708 shares were voted in favor, 82,318 shares voted against and 10,424 votes abstained. Although the votes cast on the proposal to sell the assets was overwhelmingly in favor thereof, the requisite vote was not obtained. As a result, the proposal regarding dissolution was not presented to a vote of stockholders.

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 1,623,661 shares for an aggregate purchase price of $422,152, of which $259,786 was placed into escrow and was released ten days after the closing of the sale of assets to DTS.

The Company re-solicited a vote on the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of a nine month indemnification period, the Company distributed $0.21/share, substantially all of its remaining cash assets, to its stockholders, after satisfying its liabilities and leaving an approximate $100,000 cash residual.  The Company has no plans to dissolve.

The company effectuated a 1 for 10 reverse split during the fiscal year 2008, resulting in 6,500,000 outstanding shares vs. 65,000,000 at the end of fiscal 2007.

Our financial statements contain information relating to our revenues, loss and total assets for the fiscal year ended December 31, 2008.

Licensing Activities

We ceased all licensing activities in 2007 and all material license agreements were sold to DTS, Inc. on July 2, 2007.
As of July 2, 2007, the date of the asset sale, our technology had been incorporated in products offered by more than 105 separate OEM Licensees and customers on various economic and business terms. Some of these OEM Licenses required a license issuance fee and/or a separate per unit royalty, while others were licensed under the Logo Usage Agreement (“LUA”) or were authorized customers under bundled royalty licenses.

In 2007, two major customers, Sharp and Samsung, presented in no particular order of importance, each accounted for 10% or more of our total royalty revenues. One OEM accounted for 83% and one accounted for 12% of our royalty revenues during 2007. All other OEMs accounted for less than 5% of royalty revenues individually.

Customers, Revenues and Expenses

We generated revenues in our audio business from royalties pursuant to our OEM and other licenses, and from non-recurring engineering fees to port our technologies to specific licensees’ applications. Our royalty revenues, which totaled $750,000 in 2007, were derived entirely from Foundry and OEM license fees and royalties.

Historically, we sought to maximize return on our intellectual property base by concentrating our efforts in higher margin licensing and software products and eliminating our hardware product operations. Licensing operations have been managed internally by our personnel and through use of an international sales representative force.

In 2007, revenues increased as compared with the prior year due to a one time extension of an existing license agreement in which the initial authorized usage had been exhausted and replenishment was necessary.   With the sale of assets described above, revenues declined to $0.

Competition

We competed with a number of entities that produce various audio enhancement processes, technologies and products, some utilizing traditional two-speaker playback, others utilizing multiple speakers, and others restricted to headphone listening. These include the consumer versions of multiple speakers, matrix and discrete digital technologies developed for theatrical motion picture exhibition (like Dolby Digital ® , Dolby ProLogic ® , and DTS ® ), as well as other technologies designed to create an enhanced stereo image from two or more speakers.

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

Research and Development

Our research and development expenditures in 2008, 2007 and 2006 were approximately 0%, 0% and 23% of total operating expenses, respectively. These expenses consisted of salaries and related costs of employees and consultants engaged in ongoing research, design and development activities and costs for engineering materials and supplies.

From May 2006 onward, we had no employees in our R&D group, based on our board of directors’ decision to offer our assets for sale. We discontinued our technology development in December 2005 and support efforts in May 2006 when the sole engineer resigned. As a result, there were no such expenditures in 2007 or 2008.

Intellectual Property and Proprietary Information

We relied on a variety of intellectual property protections for our products and services, including patent, copyright, trademark and trade secret laws, and contractual obligations. All of our intellectual property was sold to DTS, Inc. on July 2, 2007.

Employees

We began 2008 with no full time employees and one part time employee and ended 2008 with no full time employees and three part time employees.

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

The Company Has No Means to Generate Revenue

We have no source of revenue. After the contractual nine month indemnification period relating to the sale of assets on July 2, 2007, we distributed the remaining cash assets of the company, other than an approximate $100,000 cash residual, in April 2008. This cash balance has been further diminished during the remainder of 2008 by general and administrative expenses.

A New Management Group, Involved in the April 25, 2007 Stock Offering, Took  Control of the Company After the Cash Distribution; No Funding Source or Business Model Has Been Revealed. Existing Stockholders Likely Will be Diluted

Upon distribution of the cash assets, each of Messrs. Mandell and Civelli resigned from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering took control of the management of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company. Should management believe it is in the Company’s and stockholders’ best interests to raise additional financing to pursue new business opportunities,  new financing is likely to dilute existing stockholders. Stockholders at the special meeting held on June 15, 2007 approved amending the Company’s charter and gave the Board of Directors authority to affect a substantial reverse stock split at the time of its choosing and to increase the number of authorized common and preferred shares. While a new financing and new business model, if effected, could be successful, there is no assurance this will occur or, if it occurs, that it would be successful.

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

Item 1B. Unresolved Staff Comments

Registrant is in receipt of comments from the SEC Staff regarding Form 10-K for the year ended December 31, 2007 and the three Forms 10-Q for the first three quarters in 2008.  Those comments are being addressed concurrently and will be the subject of amended filings to be made as expeditiously as possible.  Registrant believes that any Staff comments outstanding have been addressed in this 2008 Form 10-K and wanted to file this annual report on as timely a basis as possible.

Item 2. Properties

Our corporate office and research center in San Jose, California was the primary location for our audio technology division, Desper Products, Inc. We occupied approximately 1,300 square feet with an annual rent on a full service basis of approximately $26,275 in calendar 2006. The lease expired on December 31, 2006 and, based upon the decision to try to sell the Company’s assets, was not renewed. We leased our space at rental rates and on terms which management believed were consistent with those available for similar space in the applicable local area. Such property was well maintained and adequate to support our requirements. We have no leased facilities as of December 31, 2008.

Item 3. Legal Proceedings

From time to time we were involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Form 10-K Annual Report, we are not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol.  The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2007 and 2008. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions Since November 21, 2008 the new stock symbol is SPZR.

Period:	High (U.S. $)	Low (U.S. $)
2007
First Quarter	$0.30	$0.17
Second Quarter	$0.55	$0.30
Third Quarter	$0.55	$0.34
Fourth Quarter	$0.46	$0.34
2008
First Quarter	$0.58	$0.14
Second Quarter	$0.58	$0.18
Third Quarter	$0.24	$0.15
Fourth Quarter	$0.18	$0.05

On March 6, 2009, the closing price reported by the OTC Bulletin Board was U.S. $0.08 per share. Stockholders are urged to obtain current market prices for our Common Stock. Corporate Stock Transfer is our transfer agent and registrar.  The Company had a 1 for 10 reverse split of its stock on November 21, 2008, which split is reflected in the above table. Likewise, share and per share data disclosed in the remainder of this report have been restated to reflect the results of this split, unless otherwise noted.
To our knowledge, because most shares are held in street name, there were approximately 200 holders of record of the stock of the Company as of March 25, 2009. Our transfer agent has indicated that beneficial ownership is believed to be in excess of 2,000 stockholders.
Other than the $0.21 cash distribution in April 2008, we have not paid any cash dividends on our Common Stock and have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for operations in connection with selling the Company as a shell corporation, maintain our status as a reporting company and/or merge the Company successfully into a new operating business.  Our future dividend policy will be determined from time to time by the Board of Directors.
The Company did not repurchase any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2008.

Item 6. Selected Financial Data

        Not Appricable
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview

There was no revenue for the year ended December 31, 2008 compared to $751,000 for the year ended December 31, 2007 (due to a one time extension of a then existing licensing agreement as described above in “Customers, Revenues and Expenses”). As we sold all of our operating assets in 2007, we have no means to generate new revenues.

Net loss was $144,000 for the year ended December 31, 2008 compared to net income of $807,000 for the year ended December 31, 2007.

At December 31, 2008, we had $67,000 in cash and cash equivalents, as compared to $582,000 at December 31, 2007. We had working capital of $48,000 at December 31, 2008 as compared with working capital of $1,557,000 at December 31, 2007.

We ceased operations in 2006 and sold substantially all of our assets, including our intellectual property, on July 2, 2007.

Our current policy is to retain earnings, if any, for operations in connection with selling the Company as a shell corporation, maintain our status as a reporting company and/or merge the Company successfully into a new operating business.

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

Operating Environment

Our business environment was very competitive, which factor impacted us in various ways, some of which are discussed in greater detail in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2006 and 2007, respectively. As a result, as previously disclosed, the Board of Directors decided in 2006 to cease operations and sell the assets of the Company and those of Desper Products, Inc., its wholly-owned subsidiary. (See Item 1 above.)

In December 2005, our revenues were stagnant, with those from certain of our major customers winding down. Revenues from certain of our other customers appeared not to be sustainable in the future. In December 2005, two of our three independent directors resigned and our Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Secretary resigned from all positions held with the Company other than as a director, Chairman and Secretary. For these and other reasons, and after exploring other exit strategies and opportunities, our Board of Directors concluded in December 2005 to attempt to sell the Company either through a sale of assets or a sale of multiple, non-exclusive perpetual licenses with a subsequent sale of the residual assets and engaged Strategic Equity Group to assist us in this endeavor. After a long process of negotiation and stockholder approval, the assets were sold to a subsidiary of DTS, Inc on July 2, 2007 as described in Item 1 above.

           We have had no source of revenue since the beginning of third quarter 2007. Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. We distributed to our stockholders the remaining cash assets of the Company, other than an approximate $100,000 cash residual, since reduced to approximately $67,000 as of December 31, 2008.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In consultation with our board of directors and Audit Committee, we identified three accounting policies that we believe have historically been critical to an understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments. While these policies become much less relevant in the absence of revenue generating assets, they remain relevant in the review of prior period financial statements in this report and in understanding the residual revenue in the current period.

The first critical accounting policy relates to revenue recognition. Royalty revenues have been recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. These revenues were reported to us by our Licensees in formal, written royalty reports. Infrequently, certain written reports were received after our required reporting deadlines, sometimes due to contractual requirements. In such cases, management tried to obtain verbal reports or informal reports from the Licensee. In the absence of such information, management had utilized estimates based on information received or historical trends. This information is not relevant in the current period.  In such isolated cases, management strives to under-estimate such revenues to err on the side of caution. In the event such estimates are used, the revenue for the following quarter is adjusted based on receipt of the written report. In addition, any error in Licensee reporting, which is very infrequent, is adjusted in the subsequent quarter when both parties agree as correct.
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

The third critical accounting policy relates to our long-lived assets. Substantially all of our assets were sold on July 2, 2007 at a net realized value in excess of carrying value. The Company has continually reviewed the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also reviewed long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset was determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the assets. Our intangible assets consisted primarily of patents. We capitalized all costs directly attributable to patents and trademarks, consisting primarily of legal and filing fees, and amortize such costs over the remaining life of the asset (which range from 3 to 20 years) using the straight-line method. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing. The gain on the sale of the Company’s assets established that the historical net carrying value of its assets exceeded the current carrying value.

Our unaudited and audited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current circumstances, including the sale of all its revenue generating assets and significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Consolidated Balance Sheet provides a snapshot view of our financial condition at the end of our latest fiscal year. A balance sheet helps management and our stockholders understand the financial strength and capabilities of our business.  Balance sheets can help identify and analyze trends, particularly in the area of receivables and payables. A review of cash balances compared to the prior years and in relation to ongoing profit or loss can show the ability of the Company to withstand business variations. The difference between Current Assets and Current Liabilities is referred to as Working Capital and measures how much in liquid assets a company has available to build its business. Receivables that are substantially higher than revenue for the quarter may indicate a slowdown of collections, with an impact on future cash position. This is addressed further in MD&A under Liquidity and Capital Resources.

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

Results of Operations

The following discussion and analysis relates to our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007, and the year ended December 31, 2007 compared to the year ended December 31, 2006. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Continuing Operations

For the Year Ended December 31, 2008, Compared to the Year Ended December 31, 2007

Revenues

There were no revenues for the year ended December 31, 2008 and no revenues from continuing operations for the year ended December 31, 2007 due to the suspension of operations as described in item 1 above.

Operating Expenses

       Operating expenses for continuing operations for the year ended December 31, 2008 decreased to $151,000 from $210,000 for the year ended December 31, 2007, a decrease of 28%. The decrease in operating expenses resulted from a decrease in general and administrative expense due to the suspension of operations. This total is primarily general operating costs, including telephone, legal, public filing, office supplies and postage.

Income (Loss) from Continuing Operations

The loss from continuing operations was $144,000 for the year ended December 31, 2008, compared to a loss of $172,000 for the year ended December 31, 2007.

For the Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006

Revenues

There were no revenues from continuing operations for the years ended December 31, 2007 and  December 31, 2006.

Operating Expenses

`       Operating expenses for continuing operations for the year ended December 31, 2007 decreased to $210,000  from $227,000  for the year ended December 31, 2006, a decrease of 7%. The decrease in operating expenses resulted from a decrease in general and administrative expense. The decrease is primarily due to a decline in general operating costs, partially offset by increased legal and accounting expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act. General operating costs include rent, telephone, legal, public filing, office supplies and stationery, postage, depreciation and similar costs.

Income (Loss) from Continuing Operations

The loss from continuing operations was $172,000 for the year ended December 31, 2007, compared to a loss of $226,000 for the year ended December 31, 2006.

Discontinued Operations

For the Year Ended December 31, 2008, Compared to the Year Ended December 31, 2007

Revenues

There were no revenues from discontinued operations for the year ended December 31, 2008 compared to $751,000 for the year ended December 31, 2007, due to the suspension of operations as described in item 1 above.

Gross Profit

There was no gross profit from discontinued operations for the year ended December 31, 2008 compared to $687,000 in the comparable period last year, due to the suspension of operations as described in Item 1 above. Gross margin was 99% of revenue in the year ended December 31, 2007.
Operating Expenses

Operating expenses for discontinued operations for the year ended December 31, 2008 decreased to $0 from $223,000 (30% of sales) for the year ended December 31, 2007, a decrease of 100%. The decrease in operating expenses resulted primarily from decreases in general and administrative expense due to the suspension of operations.

General and Administrative

General and administrative expense for discontinued operations decreased to $0 for the year ended December 31, 2008 from $223,000 for the year ended December 31, 2007, a decrease of 100%. The decrease is primarily due to a decline in general operating costs, including telephone, legal, public filing, office supplies and postage and similar costs.

Research and Development

Research and development costs for discontinued operations were $0 for the year ended December 31, 2008, compared to $0 for the year ended December 31, 2007 due to the suspension of operations as described in Item 1 above.

Sales and Marketing

Sales and marketing costs for discontinued operations were $0 for the year ended December 31, 2008, compared to $0 for the year ended December 31, 2007 due to the suspension of operations as described in Item 1 above.

Income (Loss) from Discontinued Operations

The loss from discontinued operations was $0 for the year ended December 31, 2008, compared to income of $979,000 for the year ended December 31, 2007. The difference is due to the absence of revenues in 2008, the sale of assets in 2007 and the suspension of operations as described in Item 1 above.

For the Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006

Revenues

       Revenues from discontinued operations increased to $751,000 for the year ended December 31, 2007 compared to $333,000 for the year ended December 31, 2006, an increase of 216%. Revenues in 2007 were almost entirely comprised of a one time extension of an existing agreement pertaining to the licensing of the Company’s Spatializer audio signal processing algorithms. The increase in revenue resulted primarily from a one time extension in Q1 2007 of an existing licensing agreement in which the initial authorized usage had been exhausted and replenishment was necessary. This was partially offset by no revenue in the third and fourth quarter of 2007 as a result of the sale of the underlying technology assets.

Gross Profit

Gross profit from discontinued operations increased to $687,000 for the year ended December 31, 2007 from $332,000 in the comparable 2006 period, an increase of 107%. Gross margin was 91% of revenue in the year ended December 31, 2006 compared with 99% of revenue for the 2007 comparable period. The increase in gross profit resulted from increased revenue, partially offset by lower gross margin. Gross margin declined due to a distributor commission paid on the extension contract. We maintained a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts. All development costs were expensed as engineering and development expenses in the period incurred. In 2006, all major relationships with distributors had been terminated and no commissions were earned or payable in 2007. In 2007, we paid a commission on the license extension where the former distributor assisted us, but none in 2008.

Operating Expenses

Operating expenses for discontinued operations for the year ended December 31, 2007 decreased to $223,000 (30% of sales) from $459,000 (138% of sales) for the year ended December 31, 2006, a decrease of 51%. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.

General and Administrative

General and administrative expense for discontinued operations decreased to $223,000 for the year ended December 31, 2007 from $300,000 for the year ended December 31, 2006, a decrease of 26%. The decrease is primarily due to a decrease in general operating costs as a result of the decline in the Company’s sales activity.

Research and Development

Research and development costs for discontinued operations decreased to $0 for the year ended December 31, 2007, compared to $158,000 for the year ended December 31, 2006. The decrease in research and development expense was due to the elimination of an in-house applications engineering position and the resignation of the principal engineer in May 2006.

Sales and Marketing

Sales and marketing costs for discontinued operations decreased to $0 for the year ended December 31, 2007, compared to $1,000 for the year ended December 31, 2006. The decrease in such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.

Income (Loss) from Discontinued Operations

The income from discontinued operations was $979,000 for the year ended December 31, 2007, compared to a loss of $127,000 for the year ended December 31, 2006. The increased net income for the current period is primarily the result of the sale of assets and lower overhead due to the suspension of operations.

Liquidity and Capital Resources

At December 31, 2008, we had $66,800 in cash and cash equivalents as compared to $582,000 at December 31, 2007. The decrease in cash primarily resulted from the distribution of $1,365,000 or $0.21/share during 2008. We had working capital of $48,000 at December 31, 2008 as compared with working capital of $1,557,000 at December 31, 2007.

As previously disclosed, pursuant to an Asset Purchase Agreement, we sold substantially all of our assets and those of our wholly-owned subsidiary, DPI (excluding certain assets, such as cash), to a wholly-owned subsidiary of DTS, Inc. This transaction was approved by the stockholders on June 15, 2007, and was closed on July 2, 2007.

There is no current source of future cash flow for the Company as we sold substantially all of our audio assets and those of our wholly-owned subsidiary, Desper Products, Inc., on July 2, 2007.

Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding. We distributed the remaining cash assets of the company, after satisfying liabilities and leaving an approximately $100,000 cash residual. Upon distribution of the cash assets, Messrs. Mandell and Civelli resigned from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering took management control of the Company. Although there is no assurance thereof, the new investors in the Company may bring forth their own plan in the future regarding the direction of the Company, including new, revenue generating businesses.

In September 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which we agreed to sell substantially all of our assets (other than certain excluded assets, such as cash). The consummation of the asset sale was subject to approval of holders of a majority of the outstanding shares of the Common Stock of the Company. In April 2007, the Company sold an aggregate of 16,236,615 shares (1,623,662 shares after the 1-for-10 reverse stock split effected in December, 2008) of its Common Stock to certain investors.

The Company held a special meeting of stockholders on June 15, 2007 to vote on the asset sale transaction but not with respect to the dissolution of the Company. The asset sale transaction was approved. The asset sale transaction closed on July 2, 2007.  $0.21/share, or $1,365,000, was distributed to shareholders in April 2008 upon completion of a 270 day escrow period.

Our current policy is to retain earnings, if any, for operations in connection with selling the Company as a shell corporation, maintain our status as a reporting company and/or merge the Company successfully into a new operating business.

Net Operating Loss Carryforwards

At December 31, 2008, we had net operating loss carryforwards for Federal income tax purposes of approximately $26,150,000 which are available to offset future Federal taxable income, if any, through 2015. Approximately $21,700,000 of these net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates at December 31, 2008 because of our suspension of operations. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spatializer Audio Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (“Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the three years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 7, the Company has restated its consolidated statements of operations for the years ended December 31, 2007 and 2006 to reflect discontinued operations separately in conformity with accounting principles generally accepted in the United States of America.

/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

Irvine, California
March 31, 2009

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$66,833	$582,019
Short-Term Investments	0	1,000,000
Prepaid Expenses and Other Current Assets	2,842	22,989

Total Current Assets	69,675	1,605,008

Total Assets	$69,675	$1,605,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$0	$9,680
Accounts Payable	5,206	900
Accrued Wages and Benefits	0	1,323
Accrued Professional Fees	16,000	36,000

Total Current Liabilities	21,206	47,903

Commitments and Contingencies

Stockholders’ Equity (Deficit):

Common stock, $0.01 par value; 300,000,000 shares authorized; 6,500,000 shares issued and outstanding.	650,000	650,000
Additional Paid-In Capital	46,634,856	46,634,856
Accumulated Deficit	(45,871,387)	(45,727,751)

Total Stockholders’ Equity	48,469	1,557,105

Total Liabilities and Stockholders’ Equity	$69,675	$1,605,008

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
		(as restated)	(as restated)
Operating Expenses:
General and Administrative	$151,441	$210,350	$226,551

Operating Income (Loss)	(151,441)	(210,350)	(226,551)

Interest Income	12,648	40,740	6,730
Interest Expense	0	(2,311)	(2,266)
Other Income (Expense), Net	0	0	1251

	12,648	38,429	5,715

Loss from continuing operations before income taxes	(138,793)	(171,921)	(220,836)
Income Taxes	(4,843)	0	(4,800)
Loss from continuing operations	(143,636)	(171,921)	(225,636)
Gain (Loss) from discontinued operations (Note 7)	0	979,197	(126,990)

Net Income (Loss)	$(143,636)	$807,276	$(352,626)
Basic and Diluted Income (Loss) per Share:	$(.02)	$.13	$(.07)
Weighted-Average Shares Outstanding	6,500,000	5,988,435	4,876,338

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(143,636)	$807,276	$(352,626)
Adjustments to Reconcile Net Loss to Net Cash (Used) by Operating Activities:
Gain on Sale of Assets	0	(515,077)	0
Depreciation	0	0	14,926
Amortization	0	0	22,303
Net Compensation Expense on Vested Options	0	0	11,725
Net Change in Assets and Liabilities:
Accounts Receivable	0	74,828	80,405
Prepaid Expenses, Deposits and Other Assets	20,146	2,084	9,031
Accounts Payable	4,307	(31,236)	17,941
Accrued Expenses and Other Liabilities	(31,003)	(7,947)	(109,612)

Net Cash Provided (Used) by Operating Activities	(150,186)	329,928	(305,907)

Cash Flows from Investing Activities:
Short Term Investments	1,000,000	(1,000,000)	0
Net proceeds from Asset Sale	0	649,812	0
Intangible Assets	0	0	(15,013)

Net Cash Provided (Used) by Investing Activities	1,000,000	(350,188)	(15,013)

Cash Flows from Financing Activities:
Cash Distribution	(1,365,000)	0	0
Issuance (Repayment) of Notes Payable	0	10	(773)
Issuance of Common Stock Net of Transaction Costs	0	373,329	0

Net Cash Provided (Used) by Financing Activities	(1,365,000)	373,339	(773)

Increase (Decrease) in Cash and Cash Equivalents	(515,186)	353,079	(321,693)
Cash and Cash Equivalents, Beginning of Year	582,019	228,940	550,633

Cash and Cash Equivalents, End of Year	$66,833	$582,019	$228,940

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Interest	$0	$2,311	$2,266
Income Taxes	$4,843	$418	$4,800

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2005	4,876,338	$487,634	$46,412,168	$(46,182,400)	717,402
Net Compensation Expense on Vested Options			11,725		11,725
Net Loss				(352,626)	(352,626)
Balance, December 31, 2006	4,876,338	$487,634	$46,423,893	$(46,535,026)	376,501
Issuance of Common Stock	1,623,662	162,366	210,963		373,329
Net Income				807,276	807,276
Balance, December 31, 2007	6,500,000	$650,000	$46,634,856	$(45,727,751)	$1,557,105
Net Loss				(143,636)	(143,636)
Balance, December 31, 2008	6,500,000	$650,000	$46,634,856	$(45,871,387)	$48,469

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Ability to Continue as a Going Concern; Sale of Substantially All Assets

Spatializer was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets.

The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), was in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues were generated from DPI. DPI was dissolved during December, 2008.

On September 18, 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which the Company and DPI agreed to sell substantially all of their intellectual property assets.

The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of a nine month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities and leaving a cash residual of approximately $100,000.

The foregoing financial information has been prepared assuming that the Company will continue as a going concern. As a result of the sale of substantially all of the Company’s assets as discussed above, the Company is now a shell company and its future plans are uncertain. These circumstances raise substantial doubt about the likelihood that the Company will continue as a going concern. The foregoing financial information does not include any adjustments that might result from the outcome of this uncertainty.

(2) Significant Accounting Policies

Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, Desper Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition — The Company recognized revenue from product sales upon shipment to its customers. License revenues were recognized when earned, in accordance with the contractual provisions. Royalty revenues were recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. The Company recognized revenue in accordance with SEC Staff Accounting Bulletin 104.

Concentration of Credit Risk — Financial instruments, which have potentially subjected the Company to concentrations of credit risk, have consisted principally of cash and cash equivalents and short term investments. At December 31, 2007, substantially all cash and cash equivalents and short term investments (consisting of a certificate of deposit) were on deposit at one financial institution, Citibank FSB, and thus were in excess of FDIC insurance limits.

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

Since the Company generated net losses in 2008 and 2006, outstanding stock options would have been anti-dilutive and were not applicable to these calculations.

The calculation of diluted earnings per share for the year ended December 31, 2007 included consideration of 115,000 shares contingently issuable in connection with stock option grants.

Stock Option Plan — On January 1, 2006 the Company adopted SFAS 123R, Share Based Payment , using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, short term investments,  accounts payable and accrued liabilities at December 31, 2008 and 2007 approximated fair value due to their short maturity or nature.

(3) Notes Payable

The Company was indebted to Premium Finance, Inc. in the amount of $9,680 at December 31, 2007. This note financed the Company’s annual directors’ and officers’ liability insurance premiums and was paid in monthly installments of $4,835 including interest at 13.25%.

(4) Shareholders’ Equity

The Company effected a 1-for-10 reverse stock split as of November 21, 2008. Accordingly, all common share data in the accompanying consolidated financial statements have been restated to reflect the effects of the split.

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 1,623,661 shares for an aggregate purchase price of $162,366. At the closing of the stock sale, the investors delivered into escrow an additional contingent amount of $259,786. Such escrowed funds were released to the Company on July 16, 2007, within the prescribed period after the closing of the transactions contemplated by the Asset Purchase Agreement described in Note 1. The aggregate purchase price of the shares, net of transaction costs of $48,823, was recorded as common stock and additional paid-in capital.

(5) Stock Options

In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan was approved by the stockholders authorizes grants of options to purchase authorized but unissued common stock up to 10% of total common shares outstanding at each calendar quarter. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005 and no additional stock option grants have been made. The Company has not adopted a new stock option plan subsequently.

	Exercisable	Exercise Price	Weighted-Average
Options outstanding at December 31, 2005	272,6666	281,000	$1.00
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(97,666)	(106,000)	$1.00

Options outstanding at December 31, 2006	175,000	175,000	$.90
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(60,000)	(60,000)	$1.20

Options outstanding at December 31, 2007	115,0000	115,000	$.80
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(55,000)	(55,000)	$.60

Options outstanding at December 31, 2008	60,000	60,000	$.98

Effective January 1, 2006, the Company adopted SFAS 123R “Share Based Payments, using the modified prospective transition method to account for changes to the method of accounting for 175,000 vested options outstanding at the effective date. Estimated compensation cost related to vested options outstanding as of January 1, 2006 was recognized as additional paid-in capital. During the year ended December 31, 2006, 106,000 vested options expired or were cancelled Net compensation cost recorded for the year ended December 31, 2006 was $11,725; net loss for the year was increased by a corresponding amount, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 4.5%, expected volatility of 100% and an expected life of 3 years.

Net compensation cost recorded for the year ended December 31, 2007 was $13,455, or a basic and diluted loss per share of $0.00. The grant-date fair value of vested options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 2.2%, expected volatility of 100% and an expected life of 1.5 years.

Net compensation cost for the year ended December 31, 2008 was $0, as determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 2.2%, expected volatility of 100% and an expected life of one year.

At December 31, 2008 and December 31, 2007, the number of options exercisable and fully vested was 60,000 and 115,000, respectively.

(6) Income Taxes

The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
State franchise tax	$4,843	$0	$4,800
Federal taxes		0	0

Total	$4,843	$0	$4,800

Income tax expense for the years ended December 31, 2008 and 2006 differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes primarily due to the generation of additional net operating loss carry forwards for which no tax benefit has been provided. In the year ended December 31, 2007, net operating loss carryforwards of $800,000 were used.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets is composed primarily of the net loss carry forwards. The net change in the total valuation allowance for the year ended December 31, 2007 resulted in the reduction of income tax expense of approximately $300,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2008. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

(7) Discontinued Operations

As described in Note 1, substantially all of the operating assets of the Company were disposed in a transaction with DTS that was effective in July 2007.  The Company’s consolidated statements of operations for the years ended December 31, 2007 and 2006 have been restated to reflect separately the results of the Company’s discontinued operations related to the disposed assets, as summarized below:

	Year Ended December 31,
	2008	2007	2006
Revenues:
Royalty Revenues	$0	$750,706	$333,201
Cost of Revenues	0	63,269	897

	0	687,437	332,304

Operating Expenses:
General and Administrative	0	223,317	300,314
Research and Development	0	0	157,739
Sales and Marketing	0	0	1,241

	0	223,317	459,294

Income (Loss) from discontinued operations before gain on sale of assets	0	464,120	(126,990)

Gain On Sale of Assets	0	515,077	0
Gain (Loss) from discontinued operations	$0	$979,197	$(126,990)

(8) Quarterly Financial Data (unaudited) (restated)

Following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007, with the information for 2007 and the first three quarters of 2008 restated to reflect separately the results of the Company’s discontinued operations related to disposed assets, as described in Notes 1 and 7:
	Quarter Ended
2007	March 31	June 30	September 30	December 31
Discontinued Operations
Net Revenues	$359,684	$360,914	$30,107	$0
Gross Margin	$328,191	$329,602	$29,644	$0
Gain (Loss) from discontinued operations	$303,076	$210,872	$492,655	$(27,406)
Loss from continuing operations	$(69,419)	$(61,104)	$(20,313)	$(21,085)
Net Income (Loss)	$233,657	$149,768	$472,342	$(48,491)
Basic Income (Loss) Per Share	$0.05	$0.02	$0.07	$(0.01)

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Net Revenues	$0	$0	$0	$0
Gross Margin	$0	$0	$0	$0
Loss from continuing operations	$(64,391)	$(36,484)	$(7,747)	$(35,014)
Net Income (Loss)	$(64,391)	$(36,484)	$(7,747)	$(35,014)
Basic (Loss) Per Share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

In February 2007, Farber Hass Hurley McEwen LLP resigned as the independent auditors for the Company following which Ramirez International Financial & Accounting Services, Inc. was engaged as the independent auditors for the Company. Such matters were previously disclosed in a From 8-K filed with the Securities and Exchange Commission with date of earliest event reported of February 8, 2007. The change in independent auditors was not in connection with any disagreement of the type described in paragraph (a)(1)(iv) of Item 304(a) of Regulation S-K or any reportable event as described in paragraph (a)(1)(v) of said Item 304(a).

Item 9A(T). Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

              Management of the Company is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

                Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable published financial statements and safeguarding of the Company’s assets. The system includes a documented organizational structure and division of responsibility, established policies and procedures, including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people.

              The Board of Directors is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Board of Directors is responsible for the appointment and compensation of the independent registered public accounting firm. Corrective actions are being taken to address control deficiencies and other opportunities for improving the internal control system as they are identified.

                Management recognizes that there are inherent limitations in the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

                The Company assessed its internal control system quarterly and as of December 31, 2008 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on its assessment, the Company believes that, as of the date of this report, its system of internal control over financial reporting as well as the disclosure controls and procedures was effective.

As previously reported in our annual report for the year ended December 31, 2007, there had been a lack of segregation of duties that was deemed a material weakness in internal control as well as disclosure controls and procedures at that time. In order to remediate this material weakness, we have taken the steps described below during 2008.  After current management gained control of the Company in April 2008, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer (unlike recent prior years) are now segregated and there are three functioning directors.  In addition, the Company is no longer a one person operation, there now being three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes.  In fact, with regard to all expenditures, the President/CEO has never signed a check, the CFO can not sign a check unless the bookkeeper has prepared and the bookkeeper has no check signing authority.  With regard to revenues, since the Company has discontinued operations, its only function being to find a merger partner, revenues are minimal (currently interest only) and the foregoing internal process should reflect a substantive improvement over that of recent prior years, current management believing that it has remediated the material weakness existing at year-end 2007 and first quarter 2008.  Consequently, as of the date of this annual report, the Chairman of the Board and President, acting as the principal executive officer and its principal financial officer of the Company, have concluded that our system of internal control over financial reporting and disclosure controls and procedures as of December 31, 2008  were effective.

                The consolidated financial statements have been audited by the independent registered public accounting firm of Ramirez International Financial & Accounting Services, Inc., which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. The report of the Company’s independent registered public accounting firm is presented within this annual report. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

          Not applicable.

PART III
Item 10. Director, Executive Officers and Corporate Governance

Directors and Officers

Michael Pearce,  age 46, has been Chief Executive Officer and President of Golf Trust of America, Inc. since November 8, 2007. Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network. From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Gregg Schneider , age 33, is a private investor who specializes in undervalued publicly traded securities. During the past fourteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency. Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

Jay Gottlieb, age 64, has been a director since May 2007. Mr. Gottlieb has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 14 public companies and is a member of the Board of Directors of the Company. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc., a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2008, we are not aware of any director, officer or beneficial owner of more ten percent (10%) of the Common Stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and, in the future, any other officers. The Company will provide a copy of our code of ethics to any person, free of charge, upon written request sent to our principal corporate office at 410 Park Avenue—15th Floor, New York, New York 10032.

Corporate Governance

Mr. Pearce is currently considered independent, as defined in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since 2005, no members have been nominated or appointed to the Audit Committee. In fact, the entire Board is acting in lieu of the Audit Committee and held four meetings during 2008.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company does not currently have any full-time employees.  The following summarizes payments made to Mr. Mandell, the former sole officer of the Company and its two part-time officers (both of whom are unpaid).  The following table sets forth information concerning the compensation of Mr. Mandell, the only executive officer and employee of the Company during fiscal 2008 (until his resignation in April 2008).'

SUMMARY COMPENSATION TABLE
						All Other
			Options			Compensation
Name and Principal Position	Year	Salary($)	Awards($)	Bonus		($)		Total ($)
Henry R. Mandell, Former Chairman and sole officer	2008	$20,108		10,000	(1)	$0	(2)	$30,108
	2007	$95,000	—	35,000	(1)	$20,000	(2)	$150,000
	2006	$90,000	_			$19,000		$109,000
Jay Gottlieb, Chairman of the Board, Chief Executive Officer	2008	$0
Gregg Schneider, Chief Financial Officer	2008	$0

(1)	Includes bonus of $10,000 for work performed on the company’s 2008 10-K filing and in 2007 for 3.5% of $1,000,000 asset sale amount.
(2)	Cost of health insurance premiums

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards
Number of Securities	Number of Securities
Underlying	Underlying
Unexercised	Unexercised	Weighted Average
Options(#)	Options(#)	Option Exercise	Option Expiration
Exercisable	Unexercisable	Price($)	Date
50,000	50,000	$1.00	2/21/2010
10,000	10,000	$0.90	6/14/2009

Mr. Mandell did not exercise any options during the fiscal year ended December 31, 2008.  All options held by Mr. Mandell were fully vested prior to January 1, 2007.

Director Compensation

None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of March 7, 2009 or which can be acquired within sixty days of March 7, 2009 by (i) each person known by management to beneficially own more than five percent (5%) of Spatializer’s outstanding common stock, (ii) each of Spatializer’s directors, and officers, and (iii) all executive officers and directors as a group.  On March 7, 2009, there were 6,500,000 shares of common stock outstanding.

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENT OF
NAME OF BENEFICIAL OWNER	OWNERSHIP	CLASS
Greggory A. Schneider(1)(3)	645,150	9.9%
Mike Pearce	0
All directors and executive officers as a group (3 persons)(1)(4)(5)	2,010,311	30.9%

(1)
The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Based on the Schedule 13-D filed by Mr. Gottlieb with the Securities and Exchange Commission on April 30, 2008. Mr. Gottlieb’s address is 27 Misty Brook Lane, New Fairfield, Connecticut 06812.

(3)	Based on the Schedule 13D filed by Mr. Schneider with the Securities and Exchange Commission on April 30, 2008. Mr. Schneider’s address is 10445 Wilshire Blvd., #1806, Los Angeles, California 90024.

During fiscal 2007, the Company concurrently sold to Mr. Gottlieb 873,911 shares, to Mr. Schneider 427,250 shares and to another third party 322,550 shares of Common Stock , all upon similar terms and conditions. Such persons have disclaimed being a “group” for Schedule 13D reporting purposes.  The shares so acquired, together with shares previously acquired by certain of such persons in the open market, represent, in the aggregate, more than 35% of the issued and outstanding shares of the Company’s Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company and Henry R. Mandell, the prior Chairman and Secretary of the Company and its prior sole employee, were parties to an employment agreement entered into in January 2006. Under the terms of that agreement, Mr. Mandell was paid $35,000 relating to the sale of assets of the Company consum-mated in July 2007.  Such agreement has expired by its term and there are no employment agreements in place with regard any person associated with the Company.

At this time, the Company has only two part-time employees (both unpaid officers) and an ad hoc bookkeeper.  It has three directors, one of whom would be defined as independent  in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has no formal policy in place as to the procedure for approving any transactions between the Company and its related persons (including officers, directors and stockholders).  In the event that the Company should undertake any transaction that would require disclosure under this section, the Company may consider, in light of all then existing facts and circumstances, whether stockholder approval thereof should be sought.

Item 14. Principal Accountant Fees and Services

The following summarizes the fees paid to Ramirez International Financial & Accounting Services, Inc. the principal accountant in connection with services related to the fiscal years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Audit Fees (1)	$10,000	$20,000

Audit Related Fees (2)	7,500	17,500

All Other Fees		—

Total Fees	$17,500	$37,500

(1)	Audit Fees are fees for professional services rendered for the annual audit and services normally provided in connection with statutory and regulatory filings.

(2)	Relates to review of Form 10-Qs.

Since 2006, the Board of Directors’ Audit Committee has had no members.  Thus, the Company’s Board of Directors has been and will be responsible for serving in the capacity of the Audit Committee and approving audit and non-audit services to be rendered by the Company’s independent auditor until such time, if any, as members may be appointed to the Audit Committee.

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

10.7	Lease for Office and Research Center in San Jose, CA. (incorporated by reference to)

10.8	Lease for Executive Office in Westlake Village, CA. (incorporated by reference to)

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

10.11	Amendment to Employment Agreement between the Company and Henry Mandell

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors

31.1	Principal Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Principal Executive Officer Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

32.2
Principal Financial Officer Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, Secretary, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Pearce	Director	April 15, 2009
Michael Pearce

/s/ Gregg Schneider	Director , Chief Financial and Principal Financial Officer	April 15, 2009
Gregg Schneider /s/ Jay Gottlieb
Jay Gottlieb	Chairman of the Board, Secretary, Treasurer and Principal Executive Officer	April 15, 2009