Form 10-K/A
period 2007-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2009-05-06
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A*

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filed” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

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

As of February 25, 2008, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

* This Form 10-K/A was filed April 15, 2009 to respond to SEC staff comments.  Such filing did not reflectthe actual date of filing.  This Amendment reflects today’s filing date, May 6, 2009.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

       This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals or that any potential transactions herein described will be realized or consummated. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of our company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under Item 1A, Risk Factors, among other factors, could cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

Item 1A. Risk Factors

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, reflecting management’s current expectations. Examples of such forward-looking statements include our expectations with respect to our strategy. Although we believe that our expectations are based upon reasonable assumptions, there can be no assurances that our financial goals or any transactions described herein will be realized. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Numerous factors may affect our actual results and may cause results to differ materially from those expressed in forward-looking statements made by or on behalf of our company. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words, “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption “Factors That May Affect Future Results” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein, among others, would cause actual results to differ materially from those indicated by forward-looking statements made herein and represent management’s current expectations and are inherently uncertain. Investors are warned that actual results may differ from management’s expectations. We assume no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

Item 3.  Legal Proceedings

From time to time we may be involved in various disputes and litigation matters arising in the normal course of business. As of the date of this Annual Report on Form 10-K/A, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for the above legal proceedings could change in the future. At present, there are no active legal proceedings.

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

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related Notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in Item 7. The selected financial data shown below are derived from our consolidated financial statements that have been audited by the Company’s independent certified public accountants, Farber Hass Hurley McEwen LLP for the years ended December 31, 2005, 2004, and 2003 and Ramirez International Financial & Accounting Services, Inc. for the years ended December 31, 2006 and 2007. The consolidated financial statements for the years ended December 31, 2005, 2006 and 2007 and the reports thereon are included elsewhere in this Report.

	Fiscal Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Consolidated Statement of Operations Data (as restated):
Discontinued Operations:
Revenues	$1,269	$1,106	$1,192	$333	$751
Cost Of Revenues	(122)	(111)	(106)	(1)	(63)

Gross Profit	1,147	995	1,086	332	688
Operating Expenses from discontinued operations	(1,215)	(843)	(939)	(459)	(224)
Gain on Sale of Assets	0	0	0	0	515
Gain (Loss) from discontinued operations	(68)	152	147	(127)	979
Continuing Operations:
Operating Expenses from continuing operations	(416)	(303)	(238)	(227)	(210)
Other Income (Expense), Net	(6)	(5)	8	6	38

Income taxes	(5)	(1)	(1)	(5)	(0)

Loss from continuing operations	(427)	(309)	(229)	(226)	(172)

Net Income (Loss)	$(495)	$(157)	$(82)	$(353)	$807

Basic Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$0.01

Diluted Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$0.01
Weighted Average Common Shares	47,309,171	46,975,363	46,990,059	48,763,383	59,884,354

Consolidated Balance Sheet Data
Cash and Cash Equivalents	$590	$871	$551	$229	$582
Working Capital	793	603	560	242	1,557
Total Assets	1,205	1,464	897	464	1,605
Redeemable Preferred Stock	1	1	0	0	0
Advances From Related Parties	108	0	0	0	0
Total Shareholders’ Equity	$955	$798	$717	$377	$1,577

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

For the Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006

Continuing Operations

Operating Expenses

Operating expenses from continuing operations for the year ended December 31, 2007 decreased to $210,000 from $227,000 for the year ended December 31, 2006. The decrease resulted  from a decline in general and administrative expenses, primarily due to lower general operating costs, partially offset by increased legal and accounting expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act. General operating costs include rent, telephone, legal, public filing, office supplies and stationery.

Loss from continuing operations

The loss from continuing operations was $172,000 for the year ended December 31, 2007, compared to a loss of $226,000 for the year ended December 31, 2006. The decreased loss for the current period is the result of lower operating costs.

Discontinued Operations

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

Operating Expenses

Operating expenses for discontinued operations for the year ended December 31, 2007 decreased to $223,000 (30% of sales) from $459,000 (138% of sales) for the year ended December 31, 2006, a decrease of 51%. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense, due to the suspension of operations.

General and Administrative

General and administrative expense for discontinued operations decreased to $223,000 for the year ended December 31, 2007 from $300,000 for the year ended December 31, 2006, a decrease of 26%. The decrease is primarily due to discontinued general operating costs, such as rent, telephone, depreciation and similar costs.

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

Gain (Loss) from Discontinued Operations

Income from discontinued operations was $979,000 for the year ended December 31, 2007, compared to a loss of $127,000 for the year ended December 31, 2006. The increased net income for the current period is primarily the result of a gain of $515,077 on the sale of assets, and lower operating costs.

Net Income (Loss)

Net income was $807,000 for the year ended December 31, 2007, compared to net loss of $353,000 for the year ended December 31, 2006. The increased net income for the current period is primarily the result of the sale of assets and lower operating costs.

For the Year Ended December 31, 2006, Compared to the Year Ended December 31, 2005

Continuing Operations

Operating Expenses

Operating expenses from continuing operations for the year ended December 31, 2006 decreased to $227,000 from $238,000 for the year ended December 31, 2005. The decrease resulted from a decline in general and administrative expenses due to the suspension of operations.

The decline is primarily due to reduced CEO travel and general operating costs, partially offset by increased legal and accounting expenses related to public filings, in part in response to the additional requirements imposed on public companies by the Sarbanes-Oxley Act. General operating costs include rent, telephone, legal, public filing, office supplies and stationery.

Loss from continuing operations

The loss from continuing operations was $226,000 for the year ended December 31, 2006, compared to a loss of $229,000 for the year ended December 31, 2005. The decreased loss was the result of lower operating costs.

Discontinued Operations

Revenues

Revenues from discontinued operations decreased to $333,000 for the year ended December 31, 2006 compared to $1,192,000 for the year ended December 31, 2005, a decrease of 72%. Revenues are almost entirely comprised of royalties pertaining to the licensing of Spatializer® audio signal processing algorithms.

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

Gross Profit

Gross profit from discontinued operations decreased to $332,000 for the year ended December 31, 2006 compared to $1,086,000 in the comparable period last year, an decrease of 69%. Gross margin was 99% of revenue in the year ended December 31, 2006 compared with 91% of revenue for the comparable period last year. The decrease in gross profit resulted from lower revenues in fiscal 2006, partially offset by higher margins. We maintain a high margin since revenues are from licensing and royalty activities, which have little or no associated direct manufacturing or selling costs other than commissions paid to our independent representatives that solicit and oversee the particular accounts. All development costs are expensed as engineering and development expenses in the period they are incurred. In 2006, all major relationships with distributors were terminated and no commissions were earned or payable.

Operating Expenses

Operating expenses for discontinued operations for the year ended December 31, 2006 decreased to $459,000 (138% of sales) from $939,000 (79% of sales) for the year ended December 31, 2005, a decrease of 51%. The decrease in operating expenses resulted primarily from decreases in general and administrative expense, sales and marketing expense, and research and development expense due to the suspension of operations.

General and Administrative

General and administrative expense for discontinued operations decreased to $300,000 for the year ended December 31, 2006 from $432,000 for the year ended December 31, 2005, a decrease of 31%. The decrease is primarily due to discontinued CEO travel and general operating costs, including rent, telephone, depreciation and similar costs.

Research and Development

Research and development costs for discontinued operations decreased to $158,000 for the year ended December 31, 2006, compared to $354,000 for the year ended December 31, 2005, a decrease of 55%. The decrease in research and development expense was due to the elimination of an in-house applications engineering position and the resignation of the principal engineer in May 2006.

Sales and Marketing

Sales and marketing costs for discontinued operations decreased to $1,000 for the year ended December 31, 2006, compared to $152,000 for the year ended December 31, 2005, a decrease of 99%. The decrease in such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.

Gain (Loss) from Discontinued Operations

The loss from discontinued operations was $127,000 for the year ended December 31, 2006, compared to income of $148,000 for the year ended December 31, 2005. The increased net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead.

Net Income (Loss)

The net loss was $226,000 for the year ended December 31, 2006, compared to net loss of $229,000 for the year ended December 31, 2005. The increased net loss for the current period is primarily the result of lower revenue, partially offset by lower overhead.

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

As described in Note 11, the Company has restated its consolidated statements of operations to reflect discontinued operations separately in conformity with accounting principles generally accepted in the United States of America.

/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
Irvine, California
March 26, 2008, except for Note 11 as to which the date is April 15, 2009

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

As described in Note 11, the Company has restated its consolidated statements of operations to reflect discontinued operations separately in conformity with accounting principles generally accepted in the United States of America.

/s/ FARBER HASS HURLEY LLP
(formerly Farber Hass Hurley & McEwen LLP)

Camarillo, California
February 24, 2006, except for Note 11 as to which the date is April 15, 2009

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

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(as restated)

	Year Ended December 31,
	2007	2006	2005
Operating Expenses:
General and Administrative	$210,350	$226,551	$237,894

	210,350	226,551	237,894

Operating Loss	(210,350)	(226,551)	(237,894)

Interest Income	40,740	6,730	13,230
Interest Expense	(2,311)	(2,266)	(5,269)
Other Income (Expense), Net	0	1,251	0

	38,429	5,715	7,961

Loss from continuing operations before income taxes	(171,921)	(220,836)	(229,933)
Income Taxes	0	(4,800)	874

Loss from continuing operations	(171,921)	(225,636)	(229,059)

Gain (Loss) from discontinued operations (Note 11)	979,197	(126,990)	147,544

Net Income (Loss)	$807,276	$(352,626)	$(81,515)

Basic and Diluted Income (Loss) per Share:	$.01	$(.01)	$(.00)

Weighted-Average Shares Outstanding	59,884,354	48,763,385	46,990,059

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

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares	Common Shares
			Additional Paid-In- Capital		Total Stockholders’ Equity
	Number of Shares	Par Value		Accumulated Deficit

Balance, December 31, 2004	46,975,365	$469,754	$46,428,866	$(46,100,885)	$797,735

Conversion of Series B-1 Pfd to Common Shares	1,788,018	17,880	(16,698)		1,182
Net Loss				(81,515)	(81,515)

Balance, December 31, 2005	48,763,383	$487,634	$46,412,168	$(46,182,400)	$717,402

Net Compensation Expense on Vested Options			11,725		11,725

Net Loss				(352,626)	(352,626)

Balance, December 31, 2006	48,763,383	$487,634	$46,423,893	$(46,535,026)	$376,501

Issuance of Common Stock		162,366	210,963		373,329

Net Income				807,276	807,276

Balance, December 31, 2007	65,000,000	$650,000	$46,634,856	$(45,727,751)	$1,557,105

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

			Weighted-Average
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2004	2,381,666	2,635,000	$0.11
Options granted		500,000	$0.10
Options exercised		(0)	$—
Options forfeited/expired		(325,000)	$0.31

Options outstanding at December 31, 2005	2,726,666	2,810,000	$0.10
Options granted		(0)	$0.10
Options exercised		(0)	$—
Options forfeited/expired	(976,666	(1,060,000)	$0.10

Options outstanding at December 31, 2006	1,750,000	1,750,000	$0.09
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(600,000	(600,000)	$0.12

Options outstanding at December 31, 2007	1,150,000	1,150,000	$0.08

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

(11) Discontinued Operations

Substantially all of the operating assets of the Company were disposed in a transaction with DTS that was effective in July 2007.  The consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 have been restated, with no effects on previously reported net income (loss) or stockholders’ equity, to reflect separately, as discontinued operations, the following activities related to the disposed assets.

	Year Ended December 31,
	2007	2006	2005
Revenues:
Royalty Revenues	$750,706	$333,201	$1,192,447
Cost of Revenues	63,269	897	106,062

	687,437	332,304	1,086,385

Operating Expenses:
General and Administrative	223,317	300,314	432,230
Research and Development	0	157,739	354,138
Sales and Marketing	0	1,241	152,473

	223,317	459,294	938,841

Income (Loss) from discontinued operations before gain on sale of assets	464,120	(126,990)	147,544

Gain On Sale of Assets	515,077	0	0

Gain (Loss) from discontinued operations	$979,197	$(126,990)	$147,544

(12) Quarterly Financial Data (unaudited) (as restated)

The following summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 has been restated to reflect separately the results of continuing and discontinued operations, to coincide with the restatement of the Company’s consolidated statements of operations described in Note 11 :

	Quarter Ended
2007	March 31	June 30	September 30	December 31
Discontinued Operations
Net Revenues	$359,684	$360,914	$30,107	$0
Gross Margin	$328,191	$329,602	$29,643	40
Gain (Loss) from discontinued operations	$303,076	$210,872	$492,655	$(27,406)

Loss from continuing operations	$(69,419)	$(61,104)	$(20,313)	$(21,085)
Net Income (Loss)	$233,657	$149,768	$472,342	$(48,491)
Basic Income (Loss) Per Share	$0.00	$0.00	$0.01	$(0.00)

	Quarter Ended
2006	March 31	June 30	September 30	December 31
Discontinued Operations
Net Revenues	$100,488	$92,868	$67,744	$72,101
Gross Margin	$90,299	$83,580	$60,970	$97,455
Gain (Loss) from discontinued operations	$(121,483)	$3,618	$(14,431)	$5,306

Loss from continuing operations	$(51,908)	$(66,607)	$(47,367)	$(59,754)
Net Income (Loss)	$(173,391)	$(62,989)	$(61,798)	$(54,448)
Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

                The Company assessed its internal control system as of December 31, 2007 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company believes that, as of December 31, 2007, its system of internal control over financial reporting was ineffective. The Company carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Due to the Company’s circumstances for the period covered by this annual report, there was only one remaining part-time employee and a contract bookkeeper that were responsible for maintenance of the accounting records and other aspects of internal control. Thus, segregation of duties was limited and there was limited oversight of the remaining employee. While the contract bookkeeper initiated disbursements, and while the employee signed the checks, the lack of segregation of duties, forced by the circumstances, must be deemed a material weakness in internal controls. Consequently, as of the date of this amended annual  report, the Chairman of the Board and President, acting as the principal executive officer and its principal financial officer of the Company, have concluded that our disclosure controls and procedures as of December 31, 2007 were ineffective.

In order to remediate this material weakness existing at year-end, we have taken the steps described below during 2008.  After current management gained control of the Company in April 2008, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer (unlike recent prior years) are now segregated, and there are three functioning directors.  In addition, the Company is no longer a one-person operation, there now being three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes them.  In fact, with regard to all expenditures, the President/CEO has never signed a check, the CFO can not sign a check unless the bookkeeper has prepared it, and the bookkeeper has no check signing authority. With regard to revenues, since the Company has discontinued operations, its only function being to find a merger partner, revenues are minimal (currently interest only) and the foregoing internal process, put in place during 2008, should reflect a substantive improvement over that of recent prior years, current management believing that it will have remediated the material weakness existing at year-end 2007.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards
Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Weighted Average Option Exercise Price($)

			Option Expiration
			Date
500,000	500,000	$0.10	2/2010
50,000	50,000	$0.09	06/2009
350,000	350,000	$0.05	11/2008
50,000	50,000	$0.07	06/2008

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company and Henry R. Mandell, the Chairman and Secretary of the Company and the Company’s sole employee during the period covered by this annual request, are parties to an employment agreement entered into in January 2006. Under the terms of that agreement, Mr. Mandell was paid $35,000 relating to the sale of assets of the Company consummated in July 2007.

As the Company for the period covered by this amended annual report has only one employee and three directors, none of whom would be considered “independent”, the Company has no formal policy in place as to the procedure for approving any transactions between the Company and its related persons (including officers, directors and stockholders). In the event that the Company should undertake any transaction that would require disclosure under this section, the Company may consider, in light of all then existing facts and circumstances, whether stockholder approval thereof should be sought. The Board did not seek approval or ratification of the employment agreement with Mr. Mandell based in large part on the circumstances of the Company at the time such agreement was executed.

The Company for the period covered by this amended annual report does not currently have any director that would be considered independent under the definition thereof under any national securities exchange or any inter-dealer quotation system

Item 14. Principal Accountant Fees and Services

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

10.12	Management’s Report on Internal Control Over Financial Reporting

10.11	Amendment to Employment Agreement between the Company and Henry Mandell

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2009

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Jay Gottlieb
Jay Gottlieb
Chairman, President, Secretary, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jay Gottlieb
Jay Gottlieb	Director, Chairman, Secretary, Treasurer and Principal Executive Officer	May 6, 2009
/s Greggory Schneider
Greggory Schneider	Director, Chief Financial and Principal Financial Officer	May 6, 2009

/s/ Michael Pearce
Michael Pearce	Director	May 6, 2009

EXHIBIT 21.1
SUBSIDIARY OF THE COMPANY

Name of Subsidiary	Percentage of Ownership	State of Incorporation
Desper Products, Inc.	100%	California

EXHIBIT 23.1
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Spatializer Audio Laboratories, Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 333-27453 and 333-41170) of Spatializer Audio Laboratories, Inc. of our report dated March 26, 2008 (except for Note 11 as to which the date is April 15, 2009), related to the consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended, which report appears in the annual report on Form 10-K/A of Spatializer Audio Laboratories, Inc. for the year ended December 31, 2007.

/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.
Irvine, California
April 15, 2009

EXHIBIT 23.2
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Spatializer Audio Laboratories, Inc.:

We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 333-27453 and 333-41170) of Spatializer Audio Laboratories, Inc. of our report dated February 24, 2006 (except for Note 11 as to which the date is April 15, 2009), related to the consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2005 of Spatializer Audio Laboratories, Inc. which report appears in the annual report on Form 10-K/A of Spatializer Audio Laboratories, Inc. for the year ended December 31, 2007.

/s/ FARBER HASS HURLEY LLP
(formerly Farber Hass Hurley & McEwen LLP)
Camarillo, California
April 15, 2009

EXHIBIT 31.1
CERTIFICATIONS

I, Jay Gottlieb, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Spatializer Audio Laboratories, Inc. (“registrant”) for the period ended December 31, 2007;
2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 6, 2009
/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, Secretary, Treasurer and Principal Executive Officer

EXHIBIT 31.2
CERTIFICATIONS

I, Greggory Schneider, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Spatializer Audio Laboratories, Inc. (“registrant”) for the period ended December 31, 2007;
2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 6, 2009
/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Spatializer Audio Laboratories, Inc. (the “Company”) hereby certifies with respect to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the “Report”) that to his knowledge:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 6, 2009
/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

EXHIBIT 32.2
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Spatializer Audio Laboratories, Inc. (the “Company”) hereby certifies with respect to the Annual Report on Form 10-K/A of the Company for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (the “Report”) that to his knowledge:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 6, 2009
/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer