Form 10-Q/A
period 2008-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2009-05-06
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A*

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐          No ☑

As of May 10, 2008, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

*	This Form 10-Q was filed April 15, 2009 to respond to SEC staff comments. Such filing did not reflect the actual date of filing. This Amendment reflects today’s filing date, May 6, 2009.

This Amendment to the registrant’s Form 10-Q for the period ended March 31, 2008 is being filed in response to the Staff’s comments letters dated December 11, 2008; February 18, 2009; and March 27, 2009.

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

See notes to Consolidated financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(as restated)
(unaudited)

	For the Three Month Period
	Ended
	March 31,	March 31,
	2008	2007
Operating Expenses:
General and Administrative	$70,682	$72,042
	70,682	72,042
Operating Profit(Loss)	(70,682)	(72,042)
Interest and Other Income	11,134	3,041
	11,134	3,041
Loss from Continuing Operations Before Income Taxes	(59,548)	(69,001)
Income Taxes	(4,842)	(418)
Loss from Continuing Operations	(64,391)	(69,419)
Gain (Loss) from Discontinued Operations (Note 9)	(0.00)	303,076

Net Income (Loss)	$(64,391)	$233,657
Basic and Diluted Earnings Per Share	$(0.00)	$0.00
Weighted Average Shares Outstanding	65,000,000	48,763,383

[Balance of Page Intentionally Left Blank]

See notes to Consolidated financial statement (following).

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

See notes to Consolidated financial statement (following).

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

       Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”.  SFAS 157 replaced the different definitions of fair value in the accounting literature with a single definition.  It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008; the adoption had no material effects on its financial position, results of operations and cash flows.

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

(9) Discontinued Operations

Substantially all of the operating assets of the Company were disposed in a transaction with DTS that was effective in July 2007.  The consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005 have been restated, with no effects on previously reported net income (loss) or stockholders equity, to reflect separately, as discontinued operations, the activities related to the disposed assets.  The applicable portion of such data related to 2007 activity is summarized below.

	For the Three Month Period
	Ended
	March 31,	March 31,
	2008	2007
Revenues:
Royalty Revenues	$0	$359,684
	0	359,684
Cost of Revenues	0	31,493
Gross Profit	0	328,191
Operating Expenses:
General and Administrative	0	25,115
	0	25,115
Gain (Loss) from Discontinued Operations	0	$303,076

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

We believe the best way to achieve this is to give the reader:

•	An understanding of our operating environment and its risks (see below and Item 1A of Part II of this Form 10-Q/A)

•	An outline of critical accounting policies

•	A review of our corporate governance structure

•	A review of the key components of the financial statements and our cash position and capital resources

•	A review of the important trends in the financial statements and our cash flow

•	Disclosure on our internal controls and procedures

Operating Environment

We operate in a very difficult business environment. This environment impacts us in various ways, some of which are discussed below:

•	Our Board of Directors determined it was in the Company’s and its stockholders’ interests to sell the Company’s Assets, and such asset sale was consummated on July 2, 2007.

•	The market for our stock may not remain liquid and the stock price may be subject to volatility

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

Results of Operations

Continuing Operations

Net Loss

Net Loss from continuing operations for the three months ended March 31, 2008 was $64,391, compared to net loss of $69,419 in the comparable period last year.

Operating Expenses

Operating expenses for continuing operations in the three months ended March 31, 2008 were $70,682, compared to operating expenses of $72,042 in the comparable period last year. The decrease in operating expenses resulted from a decrease in general and administrative expense due to the suspension of operations.
Discontinued Operations

Revenues

Revenues from discontinued operations decreased to $0 for the quarter ended March 31, 2008, compared to $359,684 for the quarter ended March 31, 2007, a decrease of 100%. The decreased revenue is the result of the cessation of business activities during 2007.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended March 31, 2008 was $0, compared to a gain of $303,076 in the comparable period last year.

Operating Expenses

Operating expenses for discontinued operations in the three months ended March 31, 2008 were $0, compared to operating expenses of $25,115 in the comparable period last year. The decrease in operating expenses resulted primarily from a decrease in general and administrative expense due to the suspension of operations.

Research and Development

Research and Development expenses for discontinued operations in the three months ended March 31, 2008 were $0, compared to research and development expenses of $0 in the comparable period last year. This lack of expense was due to the elimination of an in-house applications engineering position and the May 2006 resignation of the principal engineer.

Sales and Marketing

Sales and Marketing expenses for discontinued operations in the three months ended March 31, 2008 were $0, compared to sales and marketing expenses of $0 in the comparable period last year. The lack of such expenses resulted from cessation of all licensing and marketing activities in January 2006 due to the suspension of operations.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 replaces the different definitions of fair value in the accounting literature with a single definition. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 is effective for fair-value measurements already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008; the adoption had not material effects on its financial position, results of operations and cash flows.

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

Item 4T. Controls and Procedures

           As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were ineffective.

 As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K/A for the year ended December 31, 2007, which is being filed concurrently with this Form 10-Q/A.

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
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer

Exhibit 31.1
RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Jay Gottlieb certify, that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Spatializer Audio Laboratories, Inc. (“registrant”) for the period ended March 31, 2008;
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
b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assur- ance regarding the reliability of financial reporting and the preparation of financial state-ments for external purposes in accordance with generally accepted accounting principles;
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

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 6, 2009

/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

Exhibit 31.2
RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Greggory Schneider, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Spatializer Audio Laboratories, Inc. (“registrant”) for the period ended March 31, 2008;
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15D-15(f)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assur- ance regarding the reliability of financial reporting and the preparation of financial state-ments for external purposes in accordance with generally accepted accounting principles;
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

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 6, 2009

/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer

Exhibit 32.1
SECTION 1350 CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Spatializer Audio Laboratories, Inc. (the “Company”) hereby certifies with respect to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission (the “10-Q Report”) that to his knowledge:

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

Date: May 6, 2009

/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

Exhibit 32.2
SECTION 1350 CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Spatializer Audio Laboratories, Inc. (the “Company”) hereby certifies with respect to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended March 31, 2008 as filed with the Securities and Exchange Commission (the “10-Q Report”) that to his knowledge:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 6, 2009

/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer