Form 10-Q/A
period 2008-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2009-05-06
CIK 890821

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

As of September 30, 2008, there were 65,000,000 shares of the Registrant’s Common Stock outstanding.

*	This Form 10-Q was filed April 15, 2009 to respond to SEC staff comments. Such filing did not reflect the actual date of filing. This Amendment reflects today’s filing date, May 6, 2009.

This Amendment to the registrant’s Form 10-Q for the period ended September 30, 2008 is being filed in response to the Staff’s comment letters dated December 11. 2008; February 18, 2009; and March 27, 2009.

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

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(as restated)
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Operating Expenses :
General and Administrative	$7,747	$36,803	$116,428	$172,850
	7,747	36,803	116,428	172,850
Operating Income (Loss)	(7,747)	(36,803)	(116,428)	(172,850)
Interest and Other Income	0	16,490	12,649	24,743
Interest and Other Expense	0	0	0	(2,311)
	0	16,490	12,649	22,432

Income (Loss) from Continuing Operations Before Income Taxes	(7,747)	(20,313)	(103,779)	(150,418)
Income Taxes	—	—	(4,842)	(418)
Gain (Loss) from Continuing Operations	(7,747)	(20,313)	(108,621)	(150,836)
Gain (Loss) from Discontinued Operations (Note 9)	0	492,655	0	1,006,604
Net Income (Loss)	$(7,747)	$472,342	$(108,621)	$855,768

Basic and Diluted Earnings Per Share	$(0.00)	$0.01	$(0.00)	$0.02

Weighted Average Shares Outstanding	65,000,000	65,000,000	65,000,000	58,338,824

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

	For the Three Month Period Ended		For the Nine Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues :
Royalty Revenues	$0	$30,107	$0	$750,706
Cost of Revenues	0	464	0	63,269
Gross Profit	0	29,643	0	687,437
Operating Expenses :
General and Administrative	0	52,065	0	195,910
	0	52,065	0	195,910
Income (Loss) from Discontinued Operations Before Gain on Sale of Assets	0	(22,422)	0	491,527
Gain on Sale of Assets	0	515,077	0	515,077
Gain (Loss) from Discontinued Operations	0	492,655	0	1,006,604

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

Results of Operations

Continuing Operations

Loss from Continuing Operations

The Loss from continuing operations for the three months ended September 30, 2008 was $7,747, compared to a loss of $20,313 in the comparable period last year.

Operating Expenses

Operating expenses for continuing operations in the three months ended September 30, 2008 were $7,747, compared to operating expenses of $36,803 in the comparable period last year. The decrease in operating expenses resulted from a decrease in general and administrative expense  due to the suspension of operations.

Discontinued Operations

Revenues

Revenues from discontinued operations decreased to $0 for the quarter ended September 30, 2008, compared to $30,107 for the quarter ended September 30, 2007, a decrease of 100%. The decreased revenue is the result of the cessation of business activities during 2007.

Operating Expenses

Operating expenses for discontinued operations in the three months ended September 30, 2008 were $0, compared to operating expenses of $52,065 in the comparable period last year. The decrease in operating expenses resulted from a decrease in general and administrative expense due to the suspension of operations.

Research and Development

Research and Development expenses for discontinued operations in the three months ended September 30, 2008 were $0, compared to research and development expenses of $0 in the comparable period last year.

Sales and Marketing

Sales and Marketing expenses for discontinued operations in the three months ended September 30, 2008 were $0, compared to sales and marketing expenses of $0 in the comparable period last year.

Loss from Discontinued Operations

The loss from discontinued operations for the three months ended September 30, 2008 was $0, compared to income of $492,655 in the comparable period last year.

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

Item 4T. Controls and Procedures

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were ineffective.

As of December 31, 2007 and March 31, 2008, the Company had identified a material weakness in its internal control over financial reporting related to lack of segregation of duties. As has been reported concurrently in Form 10-Q/A for the quarter ended June 30, 2008, in order to address this material weakness, after current management gained control of the Company in April 2008, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer (unlike recent prior years) are now segregated and there are three functioning directors.  In fact, the Company is no longer a one person operation, there now being three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes.  In addition, with regard to all expenditures, the President/CEO has never signed a check, the CFO can not sign a check unless the bookkeeper has prepared and the bookkeeper has no check signing authority.  With regard to revenues, since the Company has discontinued operations, its only function being to find a merger partner, revenues are minimal (currently interest only) and the foregoing internal process, put in place during 2008, reflects a substantive improvement over that of recent prior years. Consequently, based upon the Company’s evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, it has been concluded that the material weakness in internal control existing as of December 31, 2007 and March 31, 2008 has been remediated as of September 30, 2008.

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
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer

Exhibit 31.1

RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Jay Gottlieb, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Spatializer Audio Laboratories, Inc.(“registrant”) for the period ended September 30, 2008;
2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods covered in this report;
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

Date: May 6, 2009

/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

Exhibit 31.2

RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Greggory Schneider, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Spatializer Audio Laboratories, Inc.(“registrant”) for the period ended September 30, 2008;
2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods covered in this report;
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

Date: May 6, 2009

/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Spatializer Audio Laboratories, Inc. (the “Company”) hereby certifies with respect to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission (the “10-Q Report”) that to his knowledge:

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

Date: May 6, 2009

/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

Exhibit 32.2

SECTION 1350 CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of Title 18, United States Code), the undersigned officer of Spatializer Audio Laboratories, Inc. (the “Company”) hereby certifies with respect to the Quarterly Report on Form 10-Q/A of the Company for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission (the “10-Q Report”) that to his knowledge:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 6, 2009

/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer