Form 10-Q
period 2009-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2009-05-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue--15th Floor   New York, New York 10022
(Address of principal corporate offices)

Telephone Number: (212)  231-8359
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
Yes ☒          No ☐

As of May 10, 2009, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$35,845	$66,833

Prepaid Expenses and Deposits	0	2,842
Total Current Assets	35,845	69,675

Total Assets	$35,845	$69,675

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	7,466	5,206

Accrued Professional Fees		16,000
Accrued Expenses	1,626	—

Total Current Liabilities	9,092	21,206

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 shares issued and outstanding	650,000	650,000
Additional Paid-In Capital	46,634,856	46,634,856
Accumulated Deficit	(45,893,103)	(45,871,387)
Total Shareholders’ Equity	26,753	48,469
	$35,845	$69,675

See notes to Consolidated financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period
	Ended
	March 31,	March 31,
	2009	2008
Operating Expenses:
General and Administrative	$16,691	$70,682

Operating Loss	(16,691)	(70,682)
Interest and Other Income	0	11,134

Loss Before Income Taxes	(16,691)	(59,548)
Income Taxes	(5,025)	(4,842)

Net Loss	$(21,716)	$(64,391)
Basic and Diluted Earnings Per Share	$(.00)	$(.01)
Weighted Average Shares Outstanding	6,500,000	6,500,000

See notes to Consolidated financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(21,716)	$(64,391)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Prepaid Expenses and Deposits	2,842	15,147
Accounts Payable	2,261	30,621
Accrued Wages and Benefits		(1,323)
Accrued Professional Fees		(36,000)

Accrued Expenses	(14,375)	10,735

Net Cash Used In Operating Activities	(30,988)	(45,211)

Net Cash Provided By (Used in) Investing Activities	—	—
Cash flows from Financing Activities:
Repayment of Notes Payable		(9,680)
Net Cash Provided by Financing Activities		(9,680)
Increase (Decrease) in Cash and Cash Equivalents	(30,988)	(54,891)

Cash and Cash Equivalents, Beginning of Period	66,833	1,582,019
Cash and Cash Equivalents, End of Period	$35,845	$1,527,128
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income Taxes	5025	4842

See notes to Consolidated financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Ability to Continue as a Going Concern, Sale of All or Substantially All of the Assets of Spatializer Audio Laboratories, Inc.

Spatializer was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology is incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 410 Park Avenue--15th Floor, New York, New York 10022

The Company’s former wholly-owned subsidiary, Desper Products, Inc. (“DPI”), was  in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment and multimedia computing. All Company revenues are generated from DPI. DPI was a California corporation incorporated in June 1986 and was dissolved during December, 2008.

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

Upon the conclusion of the nine-month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a cash residual of $109,915.  As of March 31, 2009, the Company has a remaining cash residual of $35,845.  The Company currently has no plans to dissolve. The Company may need to raise funds in the short term in order to continue operations.

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2008 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

(2) Significant Accounting Policies

Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, DPI through it dissolution in December 2008. . All significant inter-company balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents.  At March 31, 2009, all cash and cash equivalents were on deposit at one financial institution.

At March 31, 2009 and 2008, we did not have any accounts receivable.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2008 and March 31, 2009 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

During the quarters ended March 31, 2009 and 2008, no shares were issued, cancelled or converted, nor were any options granted or exercised.

The company effected a 1 for 10 reverse stock split in November 2008. Accordingly, all common share data in the accompanying consolidated financial statements have been restated to reflect the effects of the split.

(4) Net Operating Loss Carryforwards

At March 31, 2009, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,175,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.

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

			WEIGHTED-AVERAGE
	Exercisable		Number		Exercise Price
Options outstanding at December 31, 2006	175,000		175,000			$.90
Options granted					$
Options exercised			(	)	$
Options forfeited/expired	(60,000)		(60,000)			$1.02
Options outstanding at December 31, 2007	115,000		115,000			$0.80

Options granted			(	)	$
Options exercised			(	)		$—
Options forfeited/expired	(55,000)		(55,000)			$0.60
Options outstanding at December31, 2008	60,000		60,000			$0.98

Options granted			(	)	$
Options exercised			(	)		$—
Options forfeited/expired	(	)	(	)	$
Options outstanding at March 31, 2009	60,000		60,000			$0.98

At March 31, 2009 and 2008, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years.

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

At March 31, 2009 and March 31, 2008, the number of options exercisable and fully vested was 60,000 and 115,000. The weighted-average exercise price of those options was $0.98; the weighted average remaining contractual term was 2 years; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at March 31, 2009 or 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations.

This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.

Executive Overview

Revenues were $0 for the quarter ended March 31, 2009, compared to $0 for the quarter ended March 31, 2008.

Net loss was $21,716 for the quarter ended March 31, 2009, ($0.00) basic and diluted per share, compared to a net loss of $64,391, $(0.01) per share for the quarter ended March 31, 2008.

At March 31, 2009, we had $35,845 in cash and cash equivalents as compared to $66,833 at December 31, 2008. The decrease in cash resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had working capital of $26,753 at March 31, 2009, as compared with working capital of $48,469 at December 31, 2008.

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

Approach to MD&A

The purpose of MD&A is to provide our shareholders and other interested parties with information necessary to gain an understanding of our financial condition, changes in financial condition and results of operations. As such, we seek to satisfy three principal objectives:

•     To provide a narrative explanation of a company’s financial statements “in plain English” that enables the average investor to see the company through the eyes of management.
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

Operating Environment

•     The market for our stock may not remain liquid and the stock price may be subject to volatility

Certain other risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on file with the Securities and Exchange Commission.

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

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2009 was $21,716, compared to a net loss of $64,391 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended March 31, 2009 were $16,691, compared to operating expenses of $70,682 in the comparable period last year. The decrease in operating expenses resulted from a decrease in general and administrative expense due to the suspension of operations.

Liquidity and Capital Resources

At March 31, 2009, we had $35,845 in cash and cash equivalents as compared to $66,833 at December 31, 2008. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses. We had working capital of $26,753 at March 31, 2009, as compared with working capital of $48,469 at December 31, 2008.
Based on current and projected operating levels, we no longer believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis. As such, we do not believe our current cash reserves and cash generated from our existing operations and customer base are sufficient for us to meet our operating obligations for more than 3-6 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At March 31 2009, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,175,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

After current management gained control of the Company in April 2008, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer are segregated and there are four functioning directors.  There are three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes.  The President/CEO has never signed a check, the CFO can not sign a check unless the bookkeeper has prepared and the bookkeeper has no check signing authority.

With regard to revenues, since the Company has discontinued operations, its only function being to find a merger partner, revenues are minimal and the foregoing internal process should reflect a substantive improvement over that of recent prior years.  Consequently, as of the date of this report, the Chairman of the Board and President, acting as the principal executive officer and its principal financial officer of the Company, have concluded that our system of internal control over financial reporting and disclosure controls and procedures were effective.

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2008.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 10, 2009, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchases during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

None.

ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2009
SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer