Form 10-Q
period 2009-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2009-08-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: June 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue--15 th Floor   New York, New York 10022
(Address of principal corporate offices)

Telephone Number: (212)  231-8359
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
Yes ☒            No ☐

As of August 10, 2009, there were 20,000,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)

Current Assets:
Cash and Cash Equivalents	$13,399	$66,833

Prepaid Expenses and Deposits	868	2,842
Total Current Assets	14,267	69,675

Total Assets	$14,267	$69,675

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	143	5,206
Accrued Professional Fees	--	16,000
Accrued Expenses	1,000	-

Total Current Liabilities	1,143	21,206

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 shares issued and outstanding	65,000	65,000
Additional Paid-In Capital	45,854,856	45,854,856
Accumulated Deficit	(45,906,732)	(45,871,387)
Total Shareholders’ Equity	13,124	48,469
	$14,267	$69,675

See notes to Consolidated financial statement (following) .

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Six Month Period Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues :
rrrRoyalty Revenues	$0	$0	$0	$0
C Cost of Revenues	0	0	0	0
G Gross Profit	0	0	0	0
O Operating Expenses :
G General and Administrative	13,601	37,999	30,293	108,681
O Operating Income (Loss)	(13,601)	(37,999)	(30,293)	(108,681)
In Interest and Other Expense	0	0	0	0
	0	1,515	0	12,649
In Income (Loss) Before Income Taxes	(13,601)	(36,484)	(30,293)	(96,033)
In Income Taxes	(28)	-	(5,053)	(4,842)

N Net Income (Loss)	$(13,629)	$(36,484)	$(35,346)	$(100,875)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
W Weighted Average Shares Outstanding	6,500,000	6,500,000	6,500,000	6,500,000

See notes to Consolidated financial statement (following) .

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(35,346)	$(100,875)
Adjustments to reconcile net loss to net cash used in
operating activities:	-	-
Net Change in Assets and Liabilities:	-	-
Prepaid Expenses and Deposits	1,975	20,146
Accounts Payable	(5,063)	564
Accrued Wages and Benefits		(1,323)
Accrued Professional Fees	(15,000)	(36,000)
Accrued Expenses		5,735
Net Cash Used In Operating Activities	(53,434)	(111,753)

Short Term Investments		1,000,000
Net Cash Provided By (Used in) Investing Activities	-	1,000,000

Cash flows from Financing Activities:
Cash Distribution	-	(1,365,000)
Repayment of Notes Payable	-	(9,680)
Net Cash Provided by Financing Activities	-	(1,374,680)
Increase (Decrease) in Cash and Cash Equivalents	(53,434)	(486,433)

Cash and Cash Equivalents, Beginning of Period	66,833	582,019
Cash and Cash Equivalents, End of Period	$13,399	$95,586
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	5,053	4,842

See notes to Consolidated financial statement (following) .

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no further operating activities, and has limited working capital and stockholders’ equity. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company’s ability to meet its financing requirements, raise additional capital, and the success of its future operations.  Management’s plans are to complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition.  There can be no assurances that the Company will be able to accomplish this successfully, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both. Management believes that actions planned and presently being taken provide an opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

 As previously reported, on September 18, 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which the Company and DPI agreed to sell substantially all of their intellectual property assets. A special stockholders meeting was called for January 24, 2007 to approve such sale of assets and to authorize the dissolution of the Company. Proxies were mailed on or about December 1, 2006. The meeting was adjourned without a final vote, instead reconvening the meeting on February 21, 2007. The vote required to approve the asset sale and dissolution was a majority of the shares outstanding on the record date. The dissolution proposal was contingent upon approval of the asset sale. A total of 1,533,452 shares voted on the asset sale proposal, of which 1,440,708 shares were voted in favor, 82,318 shares voted against and 10,428 votes abstained. Although the votes cast on the proposal to sell the assets was overwhelmingly in favor thereof, the requisite vote was not obtained. As a result, the proposal regarding dissolution was not presented to a vote of stockholders.

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS in the second six months of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007.

Upon the conclusion of the nine-month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a cash residual of $109,915.  As of  June 30, 2009, the Company had a remaining cash residual of $13,399.  The Company currently has no plans to dissolve. The company raised an additional $36,450 on July 7, 2009, for working capital purposes. Please refer to subsequent events later on in the report.

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2008 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents.  At June 30, 2009, all cash and cash equivalents were on deposit at one financial institution. At June 30, 2009 and 2008, we did not have any accounts receivable

Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

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

Stock Option Plan — During the year ended December 31, 2005, the Company determined the effects of stock based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended which permitted entities to recognize expense using the “fair-value” method over the vesting period of all employee stock-based awards on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to utilize the “intrinsic value” method for equity instruments granted to employees and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants after 1994 as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company elected to continue to utilize the “intrinsic value” method for employee stock option grants and provide the pro forma disclosure provisions of SFAS No. 123 (Note 7)

On January 1, 2006, the Company adopted SFAS 123R, Share Based Payment , using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date. Estimated compensation cost of $11,725 related to vested options outstanding as of January 1, 2006, net of those cancelled or expired during 2006, has been recognized as additional paid-in capital. The statements of operations for periods prior to the effective date have not been restated.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2008 and June 30, 2009 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

During the six months ended June 30, 2009 and 2008, no shares were issued, cancelled or converted, nor were any options granted or exercised.

The company effected a 1 for 10 reverse stock split in November 2008. Accordingly, all common share data in the accompanying consolidated financial statements have been restated to reflect the effects of the split.

(4) Net Operating Loss Carryforwards

At June 30, 2009, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,200,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will be further limited to offset taxable income generated by the Company after 2007 .

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

		WEIGHTED-AVERAGE
	Exercisable	Number	Exercise Price
Options outstanding at December 31, 2006	175,000	175,000	$.90
Options granted	--	--	$--
Options exercised	--	--	$--
Options forfeited/expired	(60,000)	(60,000)	$1.02
Options outstanding at December 31, 2007	115,000	115,000	$0.80

Options granted	--	--	$--
Options exercised	--	--	$--
Options forfeited/expired	(55,000)	(55,000)	$0.60
Options outstanding at December31, 2008	60,000	60,000	$0.98

Options granted	--	--	$--
Options exercised	--	--	$--
Options forfeited/expired	--	--	$--
Options outstanding at June 30, 2009	60,000	60,000	$0.98

At June 30, 2009 and 2008, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years.

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

At June 30, 2009 and June 30, 2008, the number of options exercisable and fully vested was 60,000 and 115,000. The weighted-average exercise price of those options was $0.98; the weighted average remaining contractual term was 2 years; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at June 30, 2009 or 2008.

(6) Subsequent Event

On July 7, 2009, Spatializer Audio Laboratories, Inc. entered into Subscription Agreements with the below listed purchasers, each of whom is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933 (the “Securities Act”):

Gregg Schneider, CFO	4,505,000
Jay Gottlieb, CEO	5,584,615
Josh Krom, Director	350,000
Larry Kaplan	982,577
Daniel J. Pearce	998,000
William Vlahos	1,079,808
13,500,000

The 13,500,000 shares represents approximately 67.5% of its common stock outstanding, in exchange for cash of $36,450, and future services. The services to be provided by the six investors is expected to consist principally of services related to the Company's new business plan.  This transaction resulted in a change in control of the Company.

Item 2 . Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Revenues were $0 for the quarter ended June 30, 2009, compared to $0 for the quarter ended June 30, 2008.

Net loss was $13,629 for the quarter ended June 30, 2009, ($0.00) basic and diluted per share, compared to a net loss of $36,484, $(0.00) per share for the quarter ended June 30, 2008.

At June 30, 2009, we had $13,399 in cash and cash equivalents as compared to $66,833 at December 31, 2008. The decrease in cash resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity and from one time expenses due to compliance issues. We had working capital of $13,124 at June 30, 2009, as compared with working capital of $48,469 at December 31, 2008.

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

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2009 was $21,716, compared to a net loss of $36,484 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended June 30, 2009 were $13,601, compared to operating expenses of $37,999 in the comparable period last year. The decrease in operating expenses resulted from a decrease in general and administrative expense due to the suspension of operations.

Liquidity and Capital Resources

At June 30, 2009, we had $13,399 in cash and cash equivalents as compared to $66,833 at December 31, 2008. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses and one time compliance issues. We had working capital of $13,124 at June 30, 2009, as compared with working capital of $48,469 at December 31, 2008.

Based on current and projected operating levels, we no longer believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis.  On July 7, 2009, we raised an additional $36,450, for working capital purposes. Please refer to subsequent events later on in the report.

Net Operating Loss Carry forwards

At June 30 2009, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,200,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000 and may be further limited due to the change in control of the company.

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

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

There were no changes in the Company’s internal controls over financial reporting, known to the CEO, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of August 10, 2009, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

On July 7, 2009, Spatializer Audio Laboratories, Inc. entered into Subscription Agreements with the below listed purchasers, each of whom is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act of 1933 (the “Securities Act”):

Gregg Schneider, CFO	4,505,000
Jay Gottlieb, CEO	5,584,615
Josh Krom, Director	350,000
Larry Kaplan	982,577
Daniel J. Pearce	998,000
William Vlahos	1,079,808
13,500,000

The above purchasers included three non-management purchasers and, as noted above, certain officers and directors of the Company. Such raise constituted a private placement properly exempt from the Securities Act pursuant to Section 4(2) and Regulation D Rule 505 thereunder.  The aggregate amount raised in the private placement was approximately $36,450.  The proceeds will be used to increase the Company's working capital balances.  The purchase price of $0.0027 per share was the average closing price for the 10 days ending June 5, 2009. There are now currently 20,000,000 shares of the company’s common stock outstanding after the completion of this sale.

The 13,500,000 shares represents approximately 67.5% of its common stock outstanding, in exchange for cash of $36,450, and future services. The services to be provided by the six investors is expected to consist principally of services related to the Company's new business plan. This transaction resulted in a change in control of the Company

ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2009

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer