Form 10-Q
period 2009-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2009-11-23
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: September 30, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue--15 th Floor   New York, New York 10022
(Address of principal corporate offices)

Telephone Number: (212)  231-8359
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
Yes ☒            No ☐

As of November 23, 2009 there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	2
Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS	9
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
Item 4.	CONTROLS AND PROCEDURES	12

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	13
Item 1A.	RISK FACTORS	13
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14
Item 3.	DEFAULTS UPON SENIOR SECURITIES	14
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
Item 5.	OTHER INFORMATION	14
Item 6.	EXHIBITS	14
SIGNATURES		15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32 .1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$46,236	$66,833
Prepaid Expenses and Deposits	-	2,842
Total Current Assets	46,236	69,675

Total Assets	$46,236	$69,675

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	164	5,206

Account Payable, related parties	36,450	-

Accrued expenses	1,000	16,000

Total Current Liabilities	37,614	21,206

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 shares issued and outstanding	65,000	65,000
Additional Paid-In Capital	45,854,856	45,854,856
Accumulated Deficit	(45,911,234)	(45,871,387)
Total Shareholders’ Equity	8,622	48,469
	$46,236	$69,675

The accompanying notes are an integral part of these Statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	Sept 30, 2009	Sept 30, 2008	Sept 30, 2009	Sept 30, 2008

Revenues	$-	$-	$-	$-
Operating Expenses :
General and Administrative	4,501	7,747	34,794	116,428
	4,501	7,747	34,794	116,428

Operating Income (Loss)	(4,501)	(7,747)	(34,794)	(116,428)
Interest and Other Income	-	-	-	12,649
	0	0	0	12,649
(Loss) Before Income Taxes	(4,501)	(7,747)	(34,794	(103,779)
Income Taxes	0	0	(5,053)	(4,842)

Net (Loss)	$(4,501)	$(7,747)	$(39,847)	$(108,621)
Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted Average Shares Outstanding	6,500,000	6,500,000	6,500,000	6,500,000

The accompanying notes are an integral part of these Statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(39,847)	$(108,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:

Prepaid Expenses and Deposits	2,842	20,147
Accounts Payable	(5,042)	65
Accrued Wages and Benefits		(1,323)
Accrued Professional Fees	(15,000)	(30,265)

Accounts payable, related parties	36,450	-

Net Cash Used In Operating Activities	(20,597)	(119,996)

Cash flows from Investing Activities:
Short Term Investments	-	1,000,000
Net Cash Provided By (Used in) Investing Activities	-	1,000,000

Cash flows from Financing Activities:
Cash Distribution	-	(1,365,000)

Repayment of Notes Payable	-	(9,680)
Net Cash used in Financing Activities	-	(1,374,680)

Increase (Decrease) in Cash and Cash Equivalents	(20,597)	(494,676)
Cash and Cash Equivalents, Beginning of Period	66,833	582,019
Cash and Cash Equivalents, End of Period	$46,236	$87,342
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	5,053	4,842

The accompanying notes are an integral part of these Statements

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

 As previously reported, on September 18, 2006, the Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which the Company and DPI agreed to sell substantially all of their intellectual property assets. A special stockholders meeting was called for January 24, 2007 to approve such sale of assets and to authorize the dissolution of the Company. Proxies were mailed on or about December 1, 2006. The meeting was adjourned without a final vote, instead reconvening the meeting on February 21, 2007. The vote required to approve the asset sale and dissolution was a majority of the shares outstanding on the record date. The dissolution proposal was contingent upon approval of the asset sale. Adjusted for the 1:10 reverse split a total of 1,533,452 shares voted on the asset sale proposal, of which 1,440,708 shares were voted in favor, 82,318 shares voted against and 10,428 votes abstained. Although the votes cast on the proposal to sell the assets was overwhelmingly in favor thereof, the requisite vote was not obtained. As a result, the proposal regarding dissolution was not presented to a vote of stockholders.

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, (Adjusted for the 1:10 reverse split) an aggregate of 1,623,661 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007.

Upon the conclusion of the nine-month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a cash residual of $109,915.  As of  September 30, 2009, the Company had a remaining cash residual of $46,236.  The Company currently has no plans to dissolve. The company borrowed an additional $36,450 from related parties on July 7, 2009, for working capital purposes.

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2008 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

A Form 8-K was filed July 7, 2009 regarding a proposed sale of 13,500,000 shares in exchange of cash in aggregate $36,450 to certain purchasers however  that filing is being amended to reflect voiding of such proposed sale and reflecting instead as accounts payable

(2) Significant Accounting Policies

Basis of Consolidation — The consolidated financial statements include the accounts of Spatializer Audio Laboratories, Inc. and its wholly-owned subsidiary, DPI through it dissolution in December 2008.  All significant inter-company balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents.  At September 30, 2009, all cash and cash equivalents were on deposit at one financial institution. At September 30, 2009 and 2008, we did not have any accounts receivable

Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.
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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2008 and September 30, 2009 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

No options granted or exercised. For the quarter ended September 30, 2008, no shares were issued, cancelled or converted, nor were any options granted or exercised.

The company effected a 1 for 10 reverse stock split in November 2008. Accordingly, all common share data in the accompanying consolidated financial statements have been restated to reflect the effects of the split.

(4) Net Operating Loss Carryforwards

At September 30, 2009, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,200,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007 .

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

		WEIGHTED-AVERAGE
	Exercisable	Number		Exercise Price
Options outstanding at December 31, 2006	175,000	175,000			$.90
Options granted				$
Options exercised	—	—			$—
Options forfeited/expired	(60,000)	(60,000)			$1.02
Options outstanding at December 31, 2007	115,000	115,000			$0.80

Options granted		(	)	$
Options exercised	—	—			$—
Options forfeited/expired	(55,000)	(55,000)			$0.60
Options outstanding at December31, 2008	60,000	60,000			$0.98

Options granted		(	)	$
Options exercised		(	)		$—
Options forfeited/expired	—	—			$—
Options outstanding at September 30, 2009	60,000	60,000			$0.98

At September 30, 2009, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005. The per share weighted-average fair value of stock options granted during 2005 was $0.02 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 150% and an expected life of 5 years.

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

At September 30, 2009 and December 31, 2008, the number of options exercisable and fully vested was 60,000. The weighted-average exercise price of those options was $0.98; the weighted average remaining contractual term was 2 years; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at September 30, 2009.

(6) Subsequent Event

The Company has evaluated all events Subsequent to the balance sheet date of September 30, 2009 through the date of issuance of these Financial Statements and has determined that there are no subsequent events that require disclosure.

Item 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Revenues were $0 for the quarter ended September 30, 2009, compared to $0 for the quarter ended September 30, 2008. Net loss was $4,501 for the quarter ended September 30, 2009, ($0.00) basic and diluted per share, compared to a net loss of $7,747, $(0.00) per share for the quarter ended September 30, 2008.

Revenues were $0 for the nine months ended September 30, 2009, compared to $0 for the nine months ended September 30, 2008. Net loss was $39,847 for the nine months ended September 30, 2009, ($0.00) basic and diluted per share, compared to a net loss of $108,621, $(0.00) per share for the nine months ended September 30, 2008

At  September 30, 2009, we had $46,236 in cash and cash equivalents as compared to $66,833 at December 31, 2008. The decrease in cash resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity and from one time expenses due to compliance issues. We had working capital of $8,622 at September 30, 2009, as compared with working capital of $48,469 at December 31, 2008.

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

Results of Operations

Net Loss

Our net loss for the three months ended September 30, 2009 was $4,501, compared to a net loss of $7,747 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended September 30, 2009 were $4,501, compared to operating expenses of $7,747 in the comparable period last year. The decrease in operating expenses resulted from a decrease in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2009, we had $46,236 in cash and cash equivalents as compared to $66,833 at December 31, 2008. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses and one-time compliance issues. We had working capital of $8,622 at September 30, 2009, as compared with working capital of $48,469 at December 31, 2008.

Based on current and projected operating levels, we no longer believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis.  On July 7, 2009, we borrowed an additional $36,450 from related parties, for working capital purposes. Please refer to subsequent events later on in the report.

Net Operating Loss Carry forwards

At September 30 2009, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,200,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000 and may be further limited due to the change in control of the company.

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

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Dated: November 23, 2009
SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer