Form 10-K
period 2009-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2010-03-30
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: December 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2009) was approximately $12,000.

As of  March 30, 2010, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE;     None

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	3
Item 1A.	Risk Factors	5
Item 1B.	Staff comments
Item 2.	Properties	6
Item 3.	Legal Proceedings	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

PART II

Item 5.	Market for Registrant s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6.	Selected Financial Data	8
Item 7.	Management s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8.	Financial Statements and Supplementary Data	11
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A(T).	Controls and Procedures	21
Item 9B.	Other Information	22

PART III

Item 10.	Director, Executive Officers and Corporate Governance	22
Item 11.	Executive Compensation	23
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions, and Director Independence	25
Item 14.	Principal Accountant Fees and Services	25

PART IV

Item 15.	Exhibits and Financial Statement Schedules	26

SIGNATURES		28

EX-23.1 (CONSENT OF RAMIREZ INTERNATIONAL)
EX-31.1 (CEO CERTIFICATION)
EX-31.2 (CFO CERTIFICATION)
EX-32.1 (CEO CERTIFICATION)
EX-32.2 (CFO CERTIFICATION)

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

PART I

Item 1. Business Overview

Spatializer Audio Laboratories, Inc. (“Spatializer” or the “Company”) was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our corporate office is located at 410 Park Avenue – 15th Floor, New York, New York 10022. The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI” or “Desper Products”), was in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment and multimedia computing. All Company revenues were generated from this subsidiary. Desper Products was the owner of all technology which was acquired by DTS, Inc. on July 2, 2007. Desper Products was dissolved on December 5, 2008.

Copies of this Annual Report, including our financial statements, and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available by writing us at 410 Park Avenue -- 15 th  Floor,  New York, New York 10022.

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

Our financial statements contain information relating to our revenues, loss and total assets for the fiscal year ended December 31, 2009.

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

Employees

We began 2009 with no full time employees and two part time employee and ended 2009 with no full time employees and three part time employees.

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

The Company Has No Means to Generate Revenue

We have no source of revenue. After the contractual nine month indemnification period relating to the sale of assets on July 2, 2007, we distributed the remaining cash assets of the company, other than an approximate $100,000 cash residual, in April 2008. This cash balance has been further diminished during the remainder of 2008 and 2009 by general and administrative expenses.

A New Management Group, Involved in the April 25, 2007 Stock Offering, Took  Control of the Company After the Cash Distribution; No Funding Source or Business Model Has Been Revealed. Existing Stockholders have  been Diluted

Upon distribution of the cash assets, each of Messrs. Mandell and Civelli resigned from the Board of Directors and the new investor group involved in the April 25, 2007 stock offering took control of the management of the Company. The new investors in the Company  have not yet brought forth their own plan in the future regarding the direction of the Company. Should management believe it is in the Company’s and stockholders’ best interests to raise additional financing to pursue new business opportunities, new financing is likely to dilute existing stockholders.

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

Item 2. Properties

We have no leased facilities as of December 31, 2009.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol.  The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2008 and 2009. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions Since November 21, 2008 the new stock symbol is SPZR.

Period:	High (U.S. $)	Low (U.S. $)
2008
First Quarter	$0.58	$0.14
Second Quarter	$0.58	$0.18
Third Quarter	$0.24	$0.15
Fourth Quarter	$0.18	$0.05
2009
First Quarter	$0.32	$0.04
Second Quarter	$0.06	$0.0025
Third Quarter	$0.11	$0.0027
Fourth Quarter	$0.07	$0.01

On March 29, 2010, the closing price reported by the OTC Bulletin Board was U.S. $0.01 per share. Stockholders are urged to obtain current market prices for our Common Stock. Corporate Stock Transfer is our transfer agent and registrar.  The Company had a 1 for 10 reverse split of its stock on November 21, 2008, which split is reflected in the above table. Likewise, share and per share data disclosed in the remainder of this report have been restated to reflect the results of this split, unless otherwise noted.

To our knowledge, because most shares are held in street name, there were approximately 200 holders of record of the stock of the Company as of March 18, 2010. Our transfer agent has indicated that beneficial ownership is believed to be in excess of 2,000 stockholders.

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

The Company did not repurchase any equity securities during the fourth quarter of the fiscal year ended December 31, 2009.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Executive Overview

There was no revenue for the year ended December 31, 2009 compared to $0 for the year ended December 31, 2008 As we sold all of our operating assets in 2007, we have no means to generate new revenues.

Net loss was $59,000 for the year ended December 31, 2009 compared to net loss was $144,000 for the year ended December 31, 2008.

At December 31, 2009, we had $2,000 in cash and cash equivalents, as compared to $67,000 at December 31, 2008. We had working capital of  ($10,000) at December 31, 2009 as compared with working capital of $48,000 at December 31, 2008.

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

Continuing Operations

For the Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

Revenues

There were no revenues for the years ended December 31, 2009 and  December 31, 2008.

Operating Expenses

       Operating expenses for the year ended December 31, 2009 decreased to $56,000 from $151,000 for the year ended December 31, 2008, a decrease of 62%. The decrease in operating expenses resulted from a decrease in general and administrative expense due to the suspension of operations.

Net Loss

The net loss  was $59,000 for the year ended December 31, 2009, compared to a net loss of $144,000 for the year ended December 31, 2008.

Liquidity and Capital Resources

At December 31, 2009, we had $1,800 in cash and cash equivalents as compared to $66,800 at December 31, 2008.. We had working capital of ($10,000) at December 31, 2009 as compared with working capital of $48,000 at December 31, 2008.

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

Net Operating Loss Carryforwards

At December 31, 2009, we had net operating loss carryforwards for Federal income tax purposes of approximately $21,000,000 which are available to offset future Federal taxable income, if any, through 2015. Approximately $20,700,000 of these net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates at December 31, 2009 because of our suspension of operations. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spatializer Audio Laboratories, Inc.:

We have audited the accompanying consolidated balance sheets of Spatializer Audio Laboratories, Inc. and subsidiaries (“Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended then. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc.

Irvine, California
March 30, 2010

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,792	$66,833
Prepaid Expenses and Other Current Assets	0	2,842

Total Current Assets	$1,792	$69,675

Total Assets	$1,792	$69,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$11,867	$5,206
Accrued Professional Fees	0	16,000

Total Current Liabilities	$11,867	$21,206

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 300,000,000 shares authorized; 6,500,000 sharesissued and outstanding.	$650,000	$650,000
Additional Paid-In Capital	46,634,856	46,634,856
Accumulated Deficit	(47,294,931)	(47,236,387)

Total Stockholders’ Equity	$(10,075)	$48,469

Total Liabilities and Stockholders’ Equity	$1,792	$69,675

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2009	2008

Operating Expenses:
General and Administrative	$55,569	$151,441

Operating Income (Loss)	$(55,569)	$(151,441)

Interest Income	$0	$12,684

	$0	$12,684

Loss before income taxes	$(55,569)	$(138,793)
Income Taxes	(2,975)	(4,843)

Net Loss	$(58,544)	$(143,636)
Basic and Diluted Loss per Share	$(.01)	$(.02)
Weighted-Average Shares Outstanding	6,500,000	6,500,000

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(58,544)	$(143,636)
Adjustments to Reconcile Net Loss to Net Cash (Used) by Operating Activities:
Net Change in Assets and Liabilities:
Prepaid Expenses, Deposits and Other Assets	2,842	20,146
Accounts Payable	6,661	4,307
Accrued Expenses and Other Liabilities	(16,000)	(31,003)

Net Cash Provided (Used) by Operating Activities	(65,041)	(150,186)

Cash Flows from Investing Activities:
Short Term Investments	0	1,000,000

Net Cash Provided (Used) by Investing Activities	0	1,000,000

Cash Flows from Financing Activities:
Cash Distribution	0	(1,365,000)

Net Cash Provided (Used) by Financing Activities	0	(1,365,000)

Increase (Decrease) in Cash and Cash Equivalents	(65,041)	(515,186)
Cash and Cash Equivalents, Beginning of Year	66,833	582,019

Cash and Cash Equivalents, End of Year	$1,792	$66,833

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$2,975	$4,843

See accompanying notes to consolidated financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	6,500,000	$650,000	$46,634,856	$(45,727,751)	$1,557,105
Distributions to Stockholders				(1,365,000)	(1,365,000)
Net Loss				(143,636)	(143,636)
Balance, December 31, 2008	6,500,000	$650,000	$46,634,856	$(47,236,387)	$48,469
Net Loss				(58,544)	(58,544)
Balance, December 31, 2009	6,500,000	$650,000	$46,634,856	$(47,294,931)	$(10,075)

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

Since the Company generated net losses in 2009 and 2008, outstanding stock options would have been anti-dilutive and were not applicable to these calculations.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents,  accounts payable and accrued liabilities at December 31, 2009 and 2008 approximated fair value due to their short maturity or nature.

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

In April 2008, a distribution was made to shareholders of $1,365,000, or $0.21/share.

(4) Stock Options

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

		Weighted-Average
	Shares	Exercise Price

Options outstanding at December 31, 2007	115,0000	$.80
Options granted
Options exercised		$—
Options forfeited/expired	(55,000)	$.60

Options outstanding at December 31, 2008	60,000	$.98
Options granted
Options exercised		$—
Options forfeited/expired	(10,000)	$1.00

Options outstanding at December 31, 2009	50,000	$1.00

Net compensation cost for the years ended December 31, 2009 and 2008 was $0, as determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 2.2%, expected volatility of 100% and an expected life of one year.

At December 31, 2009 and 2008, the number of options exercisable and fully vested was 60,000 and 50,000, respectively.

(5) Income Taxes

The Company files a consolidated return for U.S. income tax purposes. Income tax expense for the years ended December 31, 2009 and 2008 consisted of the following:

	2009	2008
State franchise tax	$2,975	$4,843
Federal taxes	0	0

Total	$2,975	$4,843

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets is composed primarily of the net loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2009 and 2008. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

(6) Subsequent Events

The Company has evaluated subsequent events through March 30, 2010, the date on which the accompanying financial statements were available to be issued. Jay Gottlieb, the Company President and Gregg Schneider loaned the company a total of $32,500 in January and February 2010 in order to fund operations. No other material subsequent events have occurred since December 31, 2009 that require recognition or disclosure in the financial statements.

 (7) Quarterly Financial Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008, with the information the first three quarters of 2008 restated to reflect separately the results of the Company’s discontinued operations related to disposed assets, as described in Notes 1 and 7:

	Quarter Ended
2008	March 31	June 30	September 30	December 31
Net Revenues	$0	$0	$0	$0
Gross Margin	$0	$0	$0	$0
Net Income (Loss)	$(64,391)	$(36,484)	$(7,747)	$(35,014)
Basic Income (Loss) Per Share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

	Quarter Ended
2009	March 31	June 30	September 30	December 31
Net Revenues	$0	$0	$0	$0
Gross Margin	$0	$0	$0	$0
Net Income (Loss)	$(21,716)	$(13,629)	$(4,501)	$(18,698)
Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 22, 2009, the Company announced that the Board of Directors of the Company had by mutual consent terminated the appointment of Ramirez International Financial & Accounting Services, Inc. (Ramirez International) as independent accountants of the Company, and appointed the firm of Schumacher & Associates, Inc. as the new independent accountants of the Company.

On December 30, 2009, the Company announced that the Board of Directors of the Company by mutual consent had terminated the appointment of Schumacher & Associates, Inc. (“Schumacher”) as independent certifying accountants of the Company, and appointed the firm of Ramirez International Financial & Accounting Services, Inc. as the new independent certifying accountants of the Company. The Company stated in its December 30, 2009 Form 8-K that, during its two most recently completed fiscal quarters ended June 30 and September 30, 2009 and through the termination date of December 30, 2009, there were two disagreements between Schumacher and the Company.

The first disagreement involved whether the Company should be presenting its financial statements as a development stage company.  The second involved the valuations associated with the Company’s July 7, 2009 stock issuance which dispute culminated in the voiding of the transaction as discussed in the Company’s Form 8-K filed  November 23, 2009.

With regard to the first disagreement, Schumacher believed that the Company may be a development stage company.  The Directors believe the Company is not a development stage company and that this presentation is therefore unnecessary.

With regard to the second disagreement, the valuation issue, Schumacher believed that alternative valuation methods should be used when there is minimal active market trading, and as such, suggested the valuation be based on the sale of control of comparable shell companies.  When an outside consultant noted that the price per share paid was below the Company’s .01 par value per share, an ultra vires act, an immediate rescission was affected thereby voiding the prior transaction.  Since this transaction occurred and was rescinded within the Company’s third quarter, no restatement for prior periods is required.

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

The Company assessed its internal control system quarterly and as of December 31, 2009 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on its assessment, the Company believes that, as of the date of this report, its system of internal control over financial reporting as well as the disclosure controls and procedures was effective.

All bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes.  The President/CEO has never signed a The bookkeeper has no check signing authority.  .  As of the date of this annual report, the Chairman of the Board and President, acting as the principal executive officer and its principal financial officer of the Company, have concluded that our system of internal control over financial reporting and disclosure controls and procedures as of December 31, 2008  were effective.

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

PART III

Item 10. Director, Executive Officers and Corporate Governance

Directors and Officers

Michael Pearce, age 48, is Chairman of Pernix Therapeutics Holdings, Inc (NYSE Amex:PTX), a specialty pharmaceutical company. From November 2007 to March 2010, he was Chairman and Chief Executive Officer of Golf Trust of America, Inc. (NYSE Amex:GTA). Mr. Pearce has been a private investor in various companiessince 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network. From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Gregg Schneider , age 34, is a private investor who specializes in undervalued publicly traded securities. During the past fourteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency. Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

Jay Gottlieb, age 65, has been a director since May 2007. Mr. Gottlieb has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 10 public companies and is a member of the Board of Directors of the Company. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc., a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.

Joshua Krom, age 33, is the President of Realty Asset Management, LLC, a full service real estate company which has specialized in acquiring and rapidly repositioning distressed properties with the goal of maximize its investors’ returns.  Mr. Krom has significant experience in the financial analysis of residential portfolios, retail, industrial and apartment buildings.  He is a member of some of the most prominent national Real Estate Owned organizations.  Prior to forming Realty Asset Management, LLC, Mr. Krom practiced real estate and corporate law.  He is a licensed attorney and real estate broker in California and a licensed real estate broker in Nevada.  Mr. Krom received his Juris Doctorate degree from Emory University School of Law where he was a Dean’s Honors recipient.  He graduated with High Honors from the University of California, Santa Barbara where he received a Bachelor of Arts Degree in Communications.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2009, we are not aware of any director, officer or beneficial owner of more ten percent (10%) of the Common Stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, our Chief Financial Officer and, in the future, any other officers. The Company will provide a copy of our code of ethics to any person, free of charge, upon written request sent to our principal corporate office at 410 Park Avenue—15 th  Floor, New York, New York 10032.

Corporate Governance

Mr. Pearce is currently considered independent, as defined in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since 2005, no members have been nominated or appointed to the Audit Committee. In fact, the entire Board is acting in lieu of the Audit Committee and held four meetings during 2009.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Options Awards	Bonus		All Compensation		Total
Henry R. Mandell
Former Chairman and Sole Officer	2009	$0	$0	$0		$0		$0
	2008	$20,108	$0	$10,000	*	$0	**	$30,108
	2007	$95,000	$0	$35,000	*	$20,000	**	$150,000
	2006	$90,000	$0	$0		$19,000		$109,000

Jay Gottlieb
Chairman of the Board, CEO	2009	$0	$0	$0		$0		$0
	2008	$0	$0	$0		$0		$0

Gregg Schneider
Chief Financial Officer	2009	$0	$0	$0		$0		$0
	2008	$0	$0	$0		$0		$0

(1)	Includes bonus of $10,000 for work performed on the company’s 2008 10-K filing and in 2007 for 3.5% of $1,000,000 asset sale amount.
(2)	Cost of health insurance premiums

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards

Number of Securities	Number of Securities
Underlying	Underlying
Unexercised	Unexercised	Weighted Average
Options(#)	Options(#)	Option Exercise	Option Expiration
Exercisable	Unexercisable	Price($)	Date
50,000	50,000	$1.00	2/21/2010

Mr. Mandell did not exercise any options during the fiscal year ended December 31, 2009.  All options held by Mr. Mandell were fully vested prior to January 1, 2007.

Director Compensation

None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of March 30, 2010 or which can be acquired within sixty days of March 30, 2009 by (i) each person known by management to beneficially own more than five percent (5%) of Spatializer’s outstanding common stock, (ii) each of Spatializer’s directors, and officers, and (iii) all executive officers and directors as a group.  On March 30, 2009, there were 6,500,000 shares of common stock outstanding.

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENT OF
NAME OF BENEFICIAL OWNER	OWNERSHIP	CLASS
Jay Gottlieb	1,360,000	21.0%
Greggory A. Schneider(1)(3)	941,113	14.48%
Mike Pearce	0
All directors and executive officers as a group (3 persons)(1)(4)(5)	2,010,311	35.48%

(1)
The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Based on the Schedule 13-D filed by Mr. Gottlieb with the Securities and Exchange Commission on December 3,2009. Mr. Gottlieb’s address is 27 Misty Brook Lane, New Fairfield, Connecticut 06812.

(3)	Based on the Schedule 13D filed by Mr. Schneider with the Securities and Exchange Commission on April 30, 2008. Mr. Schneider’s address is 10445 Wilshire Blvd., #1806, Los Angeles, California 90024.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

At this time, the Company has only two part-time employees (both unpaid officers) and an ad hoc bookkeeper.  It has four directors, one of whom would be defined as independent  in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has no formal policy in place as to the procedure for approving any transactions between the Company and its related persons (including officers, directors and stockholders).  In the event that the Company should undertake any transaction that would require disclosure under this section, the Company may consider, in light of all then existing facts and circumstances, whether stockholder approval thereof should be sought.

Item 14. Principal Accountant Fees and Services

The following summarizes the fees paid or payable to Ramirez International Financial & Accounting Services, Inc. the principal accountant in connection with services related to the fiscal years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Audit Fees (1)	$8,000	$10,000

Audit Related Fees (2)	2,500	7,500

All Other Fees

Total Fees	$10,500	$17,500

(1)	Audit Fees are fees for professional services rendered for the annual audit and services normally provided in connection with statutory and regulatory filings.

(2)	Relates to reviews of financial statements included in Form 10-Q filings.

The Company also paid fees of $5,050 to Schumacher & Associates in connection with the review of financial statements for the second and third quarters of 2009.

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

Dated: March 30,2010
SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, Secretary, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Krom
Josh Krom	Director	March 30, 2010

/s/ Michael Pearce
Michael Pearce	Director	March 30, 2010

/s/ Gregg Schneider
Gregg Schneider	Director, Chief Financial and Principal Financial Officer	March 30, 2010

/s/ Jay Gottlieb
Jay Gottlieb	Chairman of the Board, Secretary, Treasurer and Principal	March 30, 2010
Executive Officer