Form 10-Q
period 2010-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2010-05-17
CIK 890821

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☑        No ☐

As of May 17, 2010, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	3

Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS	10

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

Item 4T.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	14

Item 1A.	RISK FACTORS	14

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

Item 3.	DEFAULTS UPON SENIOR SECURITIES	14

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

Item 5.	OTHER INFORMATION	14

Item 6.	EXHIBITS	14

SIGNATURES		15

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$9,561	$1,792

Total Current Assets	9,561	1,792

Total Assets	$9,561	$1,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,974	$11,867
Loan from Shareholders	32,500	0

Total Current Liabilities	35,474	11,867

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized,none issued and outstanding Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 and 6,500,000 shares issued and outstanding in 2010 and 2009.	65,000	65,000
Additional Paid-In Capital	47,219,856	47,219,856
Accumulated Deficit	(47,310,769)	(47,294,931)

Total Shareholders’ Equity	(25,913)	(10,075)

Total Liabilities and Stockholders’ Equity	$9,561	$1,792

See notes to  financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.

 STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	Mar 31, 2010	Mar 31, 2009
Revenues :
rrrRoyalty Revenues	$0	$0
C Cost of Revenues	0	0
G Gross Profit	0	0
O Operating Expenses :
G General and Administrative	14,388	16,691
R Research and Development	0	0
Sales and Marketing	0	0
	14,388	16,691
O Operating Income (Loss)	(14,388)	(16,691)
In Interest and Other Income	0	0
In Interest and Other Expense	0	0
	0	0
In Income (Loss) Before Income Taxes	(14,388)	(16,691)
In Income Taxes	1,450	5,025

N Net Income (Loss)	$(15,838)	$(21,716)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
W Weighted Average Shares Outstanding	6,500,000	6,500,000

See notes to financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(15,838)	$(21,716)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Prepaid Expenses and Deposits	-	2,842
Accounts Payable	(8,893)	2,261

Accrued Expenses	-	(14,375)

Net Cash Used In Operating Activities	24,731	(30,988)

Cash Flows from Financing activities
Loans from Officers	32.500	-
Increase (Decrease) in Cash and Cash Equivalents	7,769	(30,988)

Cash and Cash Equivalents, Beginning of Period	1,792	66,833
Cash and Cash Equivalents, End of Period	$9,561	$35,845
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	1,450	5,025

See notes to financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Financial Statements

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

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of the nine-month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a cash residual of $109,915.  The Company currently has no plans to dissolve. Jay Gottlieb, the Company President and Gregg Schneider loaned the company a total of $32,500 in January and February 2010 in order to fund operations. The Company may need to raise funds in the short term in order to continue operations.  As of March 31, 2010, the Company had a cash balance of $9,561.

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2009 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

(2)           Significant Accounting Policies

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents.  At March 31, 2010, all cash and cash equivalents were on deposit at one financial institution.

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

Stock Option Plan — On January 1, 2006, the Company adopted SFAS 123R, Share Based Payment, using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date.

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

Use of Estimates — Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2009 and March 31, 2010 approximated fair value due to their short maturity or nature.

(3)           Shareholders’ Equity

During the quarters ended March 31, 2010 and 2009, no shares were issued, cancelled or converted, nor were any options granted or exercised.

 The company effected a 1 for 10 reverse stock split in November 2008. Accordingly, all common share data in the accompanying financial statements have been restated to reflect the effects of the split.

(4)            Net Operating Loss Carryforwards

At March 31, 2010, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,250,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.

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

		Weighted Average
	Exercisable	Number	Exercise Price
2007
Options outstanding at December 31, 2007	115,000	115,000	$.80

2008
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(55,000)	(55,000)	$.60
Options outstanding at December 31, 2008	60,000	60,000	$.98

2009
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(10,000)	(10,000)	$.60
Options outstanding at December 31, 2009	50,000	50,000	$1.00

2010
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	0	0	$--
Options outstanding at March 31, 2010	50,000	50,000	$1.00

At March 31, 2010 and 2009, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005.

At March 31, 2010 and March 31, 2009, the number of options exercisable and fully vested was 50,000. The weighted-average exercise price of those options was $1.00; the weighted average remaining contractual term was less than 1 year; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at March 31, 2010 or 2009.

(6)            Subsequent Events

The Company has evaluated subsequent events through May 17, 2010, the date on which the accompanying financial statements were available to be issued. No material subsequent events have occurred since March 31, 2010 that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim  financial statements and notes thereto included in this report. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations.

This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.

Executive Overview

Revenues were $0 for the quarter ended March 31, 2010, compared to $0 for the quarter ended March 31, 2009.

Net loss was $15,838 for the quarter ended March 31, 2010, ($0.00) basic and diluted per share, compared to a net loss of $21,716, $(0.00) per share for the quarter ended March 31, 2009.

At March 31, 2010, we had $9,561 in cash and cash equivalents as compared to $1,792 at December 31, 2009. The decrease in cash (before shareholders $32,500 loans) resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of ($25,913) at March 31, 2009, as compared with negative working capital of ($10,075) at December 31, 2009.

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

Certain other risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 on file with the Securities and Exchange Commission.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Key Components of the Financial Statements and Important Trends

The Company’s financial statements should be read in conjunction with the Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.

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

The Statement of Operations tells the reader whether the Company had a profit or loss. It shows key sources of revenue and major expense categories. It is important to note period-to-period comparisons of each line item of this statement, reasons for any fluctuation and how costs are managed in relation to the overall revenue trend of the business. These statements are prepared using accrual accounting under generally accepted accounting standards in the United States.

The Statement of Cash Flows explains the actual sources and uses of cash.

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2010 was $15,838, compared to a net loss of $21,716 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended March 31, 2010 were $14,388, compared to operating expenses of $16,691 in the comparable period last year.

Liquidity and Capital Resources

At March 31, 2010, we had $9,561 in cash and cash equivalents as compared to $1,792 at December 31, 2009. The decrease in cash (before the $32,500 loan from shareholders) resulted primarily from the use of cash to sustain ongoing expenses. We had working capital of ($25,913) at March 31, 2010, as compared with working capital of ($10,075) at December 31, 2008.

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

Net Operating Loss Carry forwards

At March 31 2010, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,250,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.

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

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2009.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 14, 2010, we are not involved in any legal proceedings that are expected to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
.
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

Dated: May 17, 2010
SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer