Form 10-Q
period 2010-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2010-08-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010
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
Yes☑          No☐

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
Yes☒          No☐

As of August 12, 2010, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS	3
Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS	11
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
Item 4.	CONTROLS AND PROCEDURES	14

PART II.OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	15
Item 1A.	RISK FACTORS	15
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
Item 3.	DEFAULTS UPON SENIOR SECURITIES	15
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
Item 5.	OTHER INFORMATION	16
Item 6.	EXHIBITS	16
	SIGNATURES	17
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,061	$1,792

Prepaid Expenses and Deposits	0	0
Total Current Assets	3,061	1,792

Total Assets	$3,061	$1,792

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	951	11,867

Loans from Officers	32,500	0

Total Current Liabilities	33,451	11,867

Commitments and Contingencies

Shareholders’ Equity:
Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 and 6,500,000 shares issued and outstanding in 2009 and 2008	65,000	65,000
Additional Paid-In Capital	47,219,856	47,219,856
Accumulated Deficit	(47,315,246)	(47,294,931)
Total Shareholders’ Equity	(30,390)	(10,075)
	$3,061	$1,792

See notes to  financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	June 30, 2010	June 30, 2009
Revenues :
rrrRoyalty Revenues	$0	$0
C Cost of Revenues	0	0
G Gross Profit	0	0
O Operating Expenses :
G General and Administrative	4,477	13,601
R Research and Development	0	0
Sales and Marketing	0	0
	4,477	13,601
O Operating Income (Loss)	(4,477)	(13,601)
In Interest and Other Income	0	0
In Interest and Other Expense	0	0
	0	0
In Income (Loss) Before Income Taxes	(4,477)	(13,601)
In Income Taxes	0	28

N Net Income (Loss)	$(4,477)	$(13,629)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
W Weighted Average Shares Outstanding	6,500,000	6,500,000

See notes to  financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Six Month Period Ended
	June 30, 2010	June 30, 2009
Revenues :
rrrRoyalty Revenues	$0	$0
C Cost of Revenues	0	0
G Gross Profit	0	0
O Operating Expenses :
G General and Administrative	18,865	30,292
R Research and Development	0	0
Sales and Marketing	0	0
	18,865	30,292
O Operating Income (Loss)	(18,865)	(30,292)
In Interest and Other Income	0	0
In Interest and Other Expense	0	0
	0	0
In Income (Loss) Before Income Taxes	(18,865)	(30,292)
In Income Taxes	1,450	5,053

N Net Income (Loss)	$(20,315)	$(35,345)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
W Weighted Average Shares Outstanding	6,500,000	6,500,000

See notes to  financial statement (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARY
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(20,315)	$(35,345)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Prepaid Expenses and Deposits	-	1,974
Accounts Payable	(10,916)	(5,062)
Accrued Wages and Benefits
Loans from Officers	32,500	-

Accrued Expenses	-	(15,000)

Net Cash Used In Operating Activities	1,269	(53,433)

Increase (Decrease) in Cash and Cash Equivalents	1,269	(53,433)

Cash and Cash Equivalents, Beginning of Period	1,792	66,833
Cash and Cash Equivalents, End of Period	$3,061	$13,400
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	1,450	5,025

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

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of the nine-month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a cash residual of $109,915.  The Company currently has no plans to dissolve. Jay Gottlieb, the Company President and Gregg Schneider loaned the company a total of $32,500 in January and February 2010 in order to fund operations. The Company may need to raise funds in the short term in order to continue operations.  As of June 30, 2010, the Company had a cash balance of $3,061.

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2009 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

(2) Significant Accounting Policies

Basis of Consolidation — All significant inter-company balances and transactions have been eliminated in consolidation. Corporate administration expenses are not allocated to subsidiaries.

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents.  At June 30, 2010, all cash and cash equivalents were on deposit at one financial institution.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2009 and June 30, 2010 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

During the quarters ended June 30, 2010 and 2009, no shares were issued, cancelled or converted, nor were any options granted or exercised.

 The company effected a 1 for 10 reverse stock split in November 2008. Accordingly, all common share data in the accompanying consolidated financial statements have been restated to reflect the effects of the split.

(4) Net Operating Loss Carryforwards

At June 30, 2010, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,250,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.

(5) Stock Options

In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and employees. The Plan which was approved by the stockholders authorizes grants of options to purchase authorized but un-issued common stock up to 10% of total common shares outstanding at each calendar quarter, 4,876,339 as of June 30, 2007. Stock options were granted under the Plan with an exercise price equal to the stock’s fair market value at the date of grant. Outstanding stock options under the Plan have five-year terms and vest and become fully exercisable up to three years from the date of grant. The Plan expired in February 2005. To date, the Company has not adopted a new stock option plan.

		Weighted Average
	Exercisable	Number	Exercise Price
2007
Options outstanding at December 31, 2007	115,000	115,000	$.80

2008
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(55,000)	(55,000)	$.60
Options outstanding at December 31, 2008	60,000	60,000	$.98

2009
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(10,000)	(10,000)	$.60
Options outstanding at December 31, 2009	50,000	50,000	$1.00

2010
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	0	0	$--
Options outstanding at June 30, 2010	50,000	50,000	$1.00

At June 30, 2010 and 2009, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005.

At June 30, 2010 and June 30, 2009, the number of options exercisable and fully vested was 50,000. The weighted-average exercise price of those options was $1.00; the weighted average remaining contractual term was less than 1 year; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at June 30, 2010 or 2009.

(6).  Subsequent Events

On August 10, 2010 to have funds available for working capital, the Board accepted a $7,500 loan from Jay Gottlieb, the Company's President and a Director. .The Company has evaluated subsequent events through August 12, 2010, the date on which the accompanying financial statements were available to be issued. No other material subsequent events have occurred since June 30, 2010 that require recognition or disclosure in the financial statements.

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

Executive Overview

Revenues were $0 for the quarters ended June 30, 2010and June 30, 2009.

Net loss was $4,477 for the quarter ended June 30, 2010, ($0.00) basic and diluted per share, compared to a net loss of $13,601 $(0.00) per share for the quarter ended June 30, 2009.

At June 30, 2010, we had $3,061 in cash and cash equivalents as compared to $1,792 at December 31, 2009. The decrease in cash (before shareholders $32,500 loans) resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of ($30,390) at June 30, 2009, as compared with negative working capital of ($10,075) at December 31, 2009.

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

Results of Operations

Net Loss
Our net loss for the three months ended June 30, 2010 was $4,477 compared to a net loss of $13,601 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended June 30, 2010 were $4,477, compared to operating expenses of $13,601 in the comparable period last year.

Liquidity and Capital Resources

At June 30, 2010, we had $3,061 in cash and cash equivalents as compared to $1,792 at December 31, 2009. The decrease in cash (before the $32,500 loan from shareholders) resulted primarily from the use of cash to sustain ongoing expenses. We had working capital of ($30,390) at June 30, 2010, as compared with working capital of ($10,075) at December 31, 2008.

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

Net Operating Loss Carry forwards

At June 30 2010, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,250,000 which were available to offset future Federal taxable income, if any, through 2013. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.

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

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2009.

Item 5.  Subsequent Events

On August 10, 2010 to have funds available for working capital, the Board accepted a $7,500 loan from Jay Gottlieb, the Company's President and a Director. .The Company has evaluated subsequent events through August 12, 2010, the date on which the accompanying financial statements were available to be issued. No other material subsequent events have occurred since June 30, 2010 that require recognition or disclosure in the financial statements.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of August 12, 2010, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

On August 10, 2010 to have funds available for working capital, the Board accepted a $7,500 loan from Jay Gottlieb, the Company's President and a Director.

ITEM 6. EXHIBITS:

The following exhibits are filed as part of this report:

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010
SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

By:	/s/ Jay Gottlieb
Name: Jay Gottlieb
Title: Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Name: Greggory Schneider
Title: Director, Chief Financial and Principal Financial Officer