Form 10-Q
period 2010-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2010-11-15
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
_______________
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September  30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue--15th Floor   New York, New York 10022
(Address of principal corporate offices)

Telephone Number: (212)  231-8359
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

As of October 30, 2010, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$4,160	$1,792

Total Current Assets	4,160	1,792

Total Assets	$4,160	$1,792

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	$163	$11,867

Loans from Shareholders	40,000	-

Total Current Liabilities	40,163	11,867

Shareholders’ Equity:
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 shares issued and outstanding	65,000	65,000
Additional Paid-In Capital	47,219,856	47,219,856
Accumulated Deficit	(47,320,859)	(47,294,931)
Total Shareholders’ Equity	(36,003)	(10,075)
	$4,160	$1,792

The accompanying notes are an integral part of these Statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	Sept 30, 2010	Sept 30, 2009	Sept 30, 2010	Sept 30, 2009

Revenues	$-	$-	$-	$-
Operating Expenses :
General and Administrative	5,613	4,501	24,478	34,794
	5,613	4,501	24,478	34,794

Operating Income (Loss)	(5,613)	(4,501)	(24,478)	(34,794)
Interest and Other Income	0	0	0	0
(Loss) Before Income Taxes	(5,613)	(4,501)	(24,478)	(34,794)
Income Taxes	0	0	(1,450)	(5,053)

Net (Loss)	$(5,613)	$(4,501)	$(25,928)	$(39,847)
Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	6,500,000	6,500,000	6,500,000	6,500,000

The accompanying notes are an integral part of these Statements

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(25,928)	$(39,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:

Prepaid Expenses and Deposits	-	2,842
Accounts Payable	(11,704)	(5,042)
Accrued Wages and Benefits		-
Accrued Professional Fees	-	(15,000)

Net Cash Used In Operating Activities	(37,632)	(57,047)
Cash Flows From Financing Activities:
Loans From Shareholders	40,000	36,450
Increase (Decrease) in Cash and Cash Equivalents	2,368	(20,597)
Cash and Cash Equivalents, Beginning of Period	1,792	66,833
Cash and Cash Equivalents, End of Period	$4,160	$46,236
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$1,450	$5,053

The accompanying notes are an integral part of these Statements.

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

On April 25, 2007, pursuant to a Common Stock Purchase Agreement dated April 25, 2007, the Company sold to a group of investors, in a private transaction, an aggregate of 16,236,615 shares for an aggregate purchase price of $162,366.15 with an additional payment of $259,786 placed into escrow to be released ten days after the closing of the sale of assets to DTS in the second quarter of 2007. The Asset Purchase Agreement and the transactions contemplated therein were approved by the stockholders of the Company at a special meeting on June 15, 2007. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. Upon the conclusion of the nine-month indemnification period, the Company distributed substantially all of its remaining cash assets to its stockholders, after satisfying its liabilities, leaving a cash residual of $109,915.  The Company currently has no plans to dissolve. Jay Gottlieb, the Company President and Gregg Schneider loaned the company a total of $40,000 from January through August 2010 in order to fund operations. The Company may need to raise funds in the short term in order to continue operations.  As of September 30, 2010, the Company had a cash balance of $4,160.

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2009 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

Concentration of Credit Risk — Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents.  At September 30, 2010, all cash and cash equivalents were on deposit at one financial institution.

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

Fair Value of Financial Instruments — The carrying values of the Company's assets and liabilities at December 31, 2009 and September 30, 2010 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

During the quarters ended September 30, 2010 and 2009, no shares were issued, cancelled or converted, nor were any options granted or exercised.

 The company effected a 1 for 10 reverse stock split in November 2008. Accordingly, all common share data in the accompanying consolidated financial statements have been restated to reflect the effects of the split.

(4) Net Operating Loss Carryforwards

At September 30, 2010, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,250,000 which were available to offset future Federal taxable income, if any, through 2015. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. As a result of the events described in Item 5 below and the resulting change of control of the Company, it is expected that these net operating loss carry-forwards will not be utilized to offset taxable income generated by the Company after 2007.

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

		Weighted Average
	Exercisable	Number	Exercise Price
2007
Options outstanding at December 31, 2007	115,000	115,000	$.80

2008
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(55,000)	(55,000)	$.60
Options outstanding at December 31, 2008	60,000	60,000	$.98

2009
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(10,000)	(10,000)	$.60
Options outstanding at December 31, 2009	50,000	50,000	$1.00

2010
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	0	0	$--
Options outstanding at September 30, 2010	50,000	50,000	$1.00

At September 30, 2010 and 2009, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005.  At September 30, 2010 and September 30, 2009, the number of options exercisable and fully vested was 50,000. The weighted-average exercise price of those options was $1.00; the weighted average remaining contractual term was less than 1 year; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at September 30, 2010 or 2009.

(6).  Subsequent Events

 The Company has evaluated subsequent events through November 10, 2010, the date on which the accompanying financial statements were available to be issued. No material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in the financial statements.

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

Executive Overview

Revenues were $0 for the quarters ended September 30, 2010 and September 30, 2009.

Net loss was $5,613 for the, quarter ended September 30, 2010, ($0.00) basic and diluted per share, compared to a net loss of $4,501 $(0.00) per share for the quarter ended September 30, 2009.

At September 30, 2010, we had $4,160 in cash and cash equivalents as compared to $1,792 at December 31, 2009. The decrease in cash (before shareholders $40,000 loans) resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of ($36,003) at September 30, 2009, as compared with negative working capital of ($10,075) at December 31, 2009.

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

Results of Operations

Net Loss

Our net loss for the three months ended September 30, 2010 was $5,613 compared to a net loss of $4,501 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended September 30, 2010 were $5,613 compared to operating expenses of $4,501 in the comparable period last year.

Liquidity and Capital Resources

At September 30, 2010, we had $4,160 in cash and cash equivalents as compared to $1,792 at December 31, 2009. The decrease in cash (before the $40,000 loan from shareholders) resulted primarily from the use of cash to sustain ongoing expenses. We had working capital of ($36,003) at September 30, 2010, as compared with working capital of ($10,075) at December 31, 2009.

Based on current and projected operating levels, we no longer believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis. As such, we do not believe our current cash reserves are sufficient for us to meet our operating obligations for more than 3-6 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At September 30 2010, we had net operating loss carry-forwards for Federal income tax purposes of approximately $26,250,000 which were available to offset future Federal taxable income, if any, through 2015. Approximately $21,700,000 of these net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000.

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

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2009.

Item 5.  Subsequent Events

The Company has evaluated subsequent events through November 10, 2010, the date on which the accompanying financial statements were available to be issued. No material subsequent events have occurred since September 30, 2010 that require recognition or disclosure in the financial statements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of November 10, 2010, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
Dated: November 10, 2010	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer