Form 10-K
period 2010-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2011-03-07
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☑ Yes  ☐ No

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2010) was approximately $120,000.

As of March 3, 2011 there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

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

The Company's two shareholder/officers have been advancing cash to the Company to pay for ongoing expenses.  As of December 31, 2010, $40,000 had been advanced and is reflected as Loans from Shareholders. An additional $13,000 was advanced on January 13, 2011.

Employees

We began 2010 with no full time employees and three part time employees and ended 2010 with no full time employees and three part time employees.

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

The Company Has No Means to Generate Revenue

We have no source of revenue. Our cash balance has been diminished by general and administrative expenses.

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

Item 2. Properties

We have no leased facilities as of December 31, 2010.

Item 3. Legal Proceedings

As of the date of this Form 10-K Annual Report, we are not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol.  The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2009 and 2010. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions Since November 21, 2008 the new stock symbol is SPZR.

Period:	High (U.S. $)	Low (U.S. $)
2009
First Quarter	$0.32	$0.04
Second Quarter	$0.06	$0.0025
Third Quarter	$0.11	$0.0027
Fourth Quarter	$0.07	$0.01
2010
First Quarter	$0.40	$0.01
Second Quarter	$0.03	$0.01
Third Quarter	$0.04	$0.01
Fourth Quarter	$0.17	$0.02

On January 26, 2011, the closing price reported by the OTC Bulletin Board was U.S. $0.03 per share. Stockholders are urged to obtain current market prices for our Common Stock. Corporate Stock Transfer is our transfer agent and registrar.  The Company had a 1 for 10 reverse split of its stock on November 21, 2008, which split is reflected in the above table. Likewise, share and per share data disclosed in the remainder of this report have been restated to reflect the results of this split, unless otherwise noted.

To our knowledge, because most shares are held in street name, there were approximately 200 holders of record of the stock of the Company. Our transfer agent has indicated that beneficial ownership is believed to be in excess of 2,000 stockholders.

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

The Company did not repurchase any equity securities during the fourth quarter of the fiscal year ended December 31, 2010.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

There was no revenue for the years ended December 31, 2010 and December 31, 2009 As we sold all of our operating assets in 2007, we have no means to generate new revenues.

Net loss was $39,000 for the year ended December 31, 2010 compared to net loss was $59,000 for the year ended December 31, 2009.

At December 31, 2010, we had $1,000 in cash and cash equivalents, as compared to $2,000 at December 31, 2009. We had working capital of  ($49,000) at December 31, 2010 as compared with working capital of ($10,000) at December 31, 2009.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations are based upon our statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Key Components of the Financial Statements and Important Trends

The Company’s financial statements, including the Balance Sheets, the Statements of Operations, the Statements of Cash Flows and the Statements of Stockholders’ Equity, should be read in conjunction with the Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.

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

The Statement of Cash Flows explains the actual sources and uses of cash. Some expenses of the Company, such as depreciation and amortization, do not result in a cash outflow in the current period, since the underlying patent expenditure or asset purchase was made years earlier. New capital expenditures, on the other hand, result in a disbursement of cash, but will be expensed in the Statement of Operations over their useful lives. Fluctuations in receivables and payables also explain why the net change in cash is not equal to the net loss reported on the Statement of Operations. Therefore, it is possible that the impact of a net loss on cash is less or more than the actual amount of the loss. This is discussed further in MD&A under Liquidity and Capital Resources.

The Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales or stock option exercise. This is discussed further in MD&A under Liquidity and Capital Resources.

Results of Operations

The following discussion and analysis relates to our results of operations for the year ended December 31, 2010 compared to the year ended December 31, 2009. The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Continuing Operations

For the Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

Revenues

There were no revenues for the years ended December 31, 2010 and December 31, 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2010 decreased to $36,000 from $56,000 for the year ended December 31, 2009, a decrease of 62%. The decrease in operating expenses resulted from a decrease in general and administrative expenses.

Net Loss

The net loss was $39,000 for the year ended December 31, 2010, compared to a net loss of $59,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2010, we had $1,126 in cash and cash equivalents as compared to $1,792 at December 31, 2009.. We had working capital of ($49,516) at December 31, 2010 as compared with working capital of (10,075) at December 31, 2009.

The Company's two shareholder/officers have been advancing cash to the Company to pay for ongoing expenses.  As of December 31, 2010, $40,000 had been advanced and is reflected as Loans from Shareholders. An additional $13,000 was advanced on January 13, 2011.

Our current policy is to retain earnings, if any, for operations in connection with selling the Company as a shell corporation, maintain our status as a reporting company and/or merge the Company successfully into a new operating business.

Net Operating Loss Carryforwards

At December 31, 2010, we had net operating loss carryforwards for Federal income tax purposes of approximately $9,500,000 which may be available to offset future Federal taxable income, if any, through 2030 These net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates at December 31, 2010 because of our suspension of operations. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spatializer Audio Laboratories, Inc.:

We have audited the accompanying balance sheets of Spatializer Audio Laboratories, Inc (“Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAMIREZ JIMENEZ INTERNATIONAL CPA’s

Irvine, California
March 3, 2011

SPATIALIZER AUDIO LABORATORIES, INC.
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,126	$1,792

Total Current Assets	$1,126	$1,792

Total Assets	$1,126	$1,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,642	$11,867
Accrued Professional Fees	8,000
Loans from Shareholders	40,000	0

Total Current Liabilities	$50,642	$11,867

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 shares issued and outstanding	$65,000	$65,000
Additional Paid-In Capital	47,219,856	47,219,856
Accumulated Deficit	(47,334,372)	(47,294,931)

Total Stockholders’ Equity (Deficit)	$(49,516)	$(10,075)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,126	$1,792

See accompanying notes to financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2010	2009

Operating Expenses:
General and Administrative	$35,875	$55,569

Operating Income (Loss)	$(35,875)	$(55,569)

Loss before income taxes	$(35,875)	$(55,569)
Income Taxes	(3,566)	(2,975)

Net Loss	$(39,441)	$(58,544)
Basic and Diluted Loss per Share	$(.01)	$(.01)
Weighted-Average Shares Outstanding	6,500,000	6,500,000

See accompanying notes to financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009
Cash Flows from Operating Activities:
Net Loss	$(39,441)	$(58,544)
Adjustments to Reconcile Net Loss to Net Cash (Used) by Operating Activities:
Net Change in Assets and Liabilities:
Prepaid Expenses, Deposits and Other Assets	0	2,842
Accounts Payable	(9,225)	6,661
Accrued Expenses and Other Liabilities	8,000	(16,000)

Net Cash Used by Operating Activities	(40,666)	(65,041)

Cash Flows from Financing Activities:
Loans from Shareholders	40,000	0

Net Cash Provided by Financing Activities	40,000	0

Decrease in Cash and Cash Equivalents	(666)	(65,041)
Cash and Cash Equivalents, Beginning of Year	1,792	66,833

Cash and Cash Equivalents, End of Year	$1,126	$1,792

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for:
Income Taxes	$1,450	$2,975

See accompanying notes to financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares				Total
	Number of Shares	Par Value	Additional Paid-In-Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance, December 31, 2008	6,500,000	$65,000	$47,219,856	$(47,236,387)	$48,469
Net Loss				(58,544)	(58,544)
Balance, December 31, 2009	6,500,000	$65,000	$47,219,856	$(47,294,931)	$(10,075)

Net Loss				(39,441)	(39,441)
Balance, December 31, 2010	6,500,000	$65,000	$47,219,856	$(47,334,372)	$(49,516)

See accompanying notes to financial statements

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company's two shareholder/officers have been advancing cash to the Company to pay for ongoing expenses.  As of December 31, 2010, $40,000 had been advanced and is reflected as Loans from Shareholders. As described in Note 6, an additional $13,000 was advanced on January 13, 2011 by one of the principal shareholder/officers.

(2) Significant Accounting Policies

Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Earnings Per Share — The Company determines earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2010 and 2009, outstanding stock options would have been anti-dilutive and were not applicable to these calculations

Stock Option Plan — On January 1, 2006 the Company adopted SFAS 123R, Share Based Payment , using the modified prospective transition method to account for changes to the method of accounting for options outstanding at the effective date.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2010 and 2009 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

The Company effected a 1-for-10 reverse stock split as of November 21, 2008. Accordingly, all common share data in the accompanying financial statements have been restated to reflect the effects of the split. The Company’s balance sheets and statements of stockholders’ equity (deficit) have been modified to correctly reflect the par value and additional paid-in capital of its outstanding common stock resulting from the stock split, with no effect on the previously reported net deficit.

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

	Exercisable	Exercise Price	Weighted-Average

Options outstanding at December 31, 2007	115,0000	115,000	$.80
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(55,000)	(55,000)	$.60

Options outstanding at December 31, 2008	60,000	60,000	$.98
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(10,000)	(10,000)	$1.00

Options outstanding at December 31, 2009	50,000	50,000	$1.00
Options granted		(0)
Options exercised		(0)	$—
Options forfeited/expired	(50,000)	(50,000)	$1.00

Options outstanding at December 31, 2010	0	0	$0

Net compensation cost for the years ended December 31, 2010 and 2009 was $0, as determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield — 0%; risk-free interest rate of 2.2%, expected volatility of 100% and an expected life of one year.

At December 31, 2010 and 2009, the number of options exercisable and fully vested was 50,000 and 0, respectively.

(5) Income Taxes

Income tax expense for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
State franchise tax	$3,566	$2,976
Federal taxes	0	0

Total	$3,566	$2,976

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets is composed primarily of the net loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2010 and 2009. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

(6) Subsequent Events

In January, 2011 one of the Company’s principal officers, Jay Gottlieb, loaned the Company $13,000.  No other material subsequent events have occurred since December 31, 2010 that require recognition or disclosure in the financial statements.

(7) Quarterly Financial Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	Quarter Ended
2009	March 31	June 30	September 30	December 31
Net Revenues	$0	$0	$0	$0
Gross Margin	$0	$0	$0	$0
Net Income (Loss)	$(21,716)	$(13,629)	$(4,501)	$(18,698)
Basic (Loss) Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Quarter Ended
2010	March 31	June 30	September 30	December 31
Net Revenues	$0	$0	$0	$0
Gross Margin	$0	$0	$0	$0
Net Income (Loss)	$(15,838)	$(4,477)	$(5,613)	$(13,513)
Basic Income (Loss) Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for the preparation, integrity and fair presentation of its published financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. The Company also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

The Company assessed its internal control system quarterly and as of December 31, 2010 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on its assessment, the Company believes that, as of the date of this report, its system of internal control over financial reporting as well as the disclosure controls and procedures was effective.

All bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes.  The President/CEO has never signed a check and the bookkeeper has no check signing authority.  As of the date of this annual report, the Chairman of the Board and President, acting as the principal executive officer and its principal financial officer of the Company, have concluded that our system of internal control over financial reporting and disclosure controls and procedures as of December 31, 2010  were effective.

The financial statements have been audited by the independent registered public accounting firm of Ramirez International Financial & Accounting Services, Inc., which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. The report of the Company’s independent registered public accounting firm is presented within this annual report. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Directors and Officers

Michael Pearce, age 48, has been Chairman of the Board of Pernix Theraputics, Inc. since March 2010 and Chief Executive Officer and President of Golf Trust of America, Inc. since November 8, 2007. Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network. From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Gregg Schneider, age 34, is a private investor who specializes in undervalued publicly traded securities. During the past fourteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency. Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

Jay Gottlieb, age 66, has been a director since May 2007. Mr. Gottlieb has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 10 public companies and is a member of the Board of Directors of the Company. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc., a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2010, we are not aware of any director, officer or beneficial owner of more ten percent (10%) of the Common Stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Corporate Governance

Mr. Pearce is currently considered independent, as defined in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since 2005, no members have been nominated or appointed to the Audit Committee. In fact, the entire Board is acting in lieu of the Audit Committee and held  one meeting during 2010.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company does not currently have any full-time employees.  The following summarizes payments made to its two part-time officers (both of whom are unpaid).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Options Awards	Bonus	All Compensation	Total
Jay Gottlieb
Chairman of the Board, CEO	2010	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0
Gregg Schneider
Chief Financial Officer	2010	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards

Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Weighted Average Option Exercise Price($)	Option Expiration Date
50,000	50,000	$1.00	2/21/2010

Mr. Mandell did not exercise any options during the fiscal year ended December 31, 2009.  All options held by Mr. Mandell were fully vested prior to January 1, 2007.

Director Compensation

None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of March 3, 2011 or which can be acquired within sixty days of March 3, 2011 by (i) each person known by management to beneficially own more than five percent (5%) of Spatializer’s outstanding common stock, (ii) each of Spatializer’s directors, and officers, and (iii) all executive officers and directors as a group.  On March 3 2011, there were 6,500,000 shares of common stock outstanding.

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

(2)	Based on the Schedule 13-D filed by Mr. Gottlieb with the Securities and Exchange Commission on December 3, 2009. Mr. Gottlieb’s address is 27 Misty Brook Lane, New Fairfield, Connecticut 06812.

(3)	Based on the Schedule 13D filed by Mr. Schneider with the Securities and Exchange Commission on April 30, 2008. Mr. Schneider’s address is 10445 Wilshire Blvd., #1806, Los Angeles, California 90024.

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

Item 14. Principal Accountant Fees and Services

The following summarizes the fees paid or payable to Ramirez International Financial & Accounting Services, Inc. the principal accountant in connection with services related to the fiscal years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
Audit Fees (1)	$8,000	$8,400

Audit Related Fees (2)	6,500	2,500

All Other Fees

Total Fees	$14,500	$10,900

(1)	Audit Fees are fees for professional services rendered for the annual audit and services normally provided in connection with statutory and regulatory filings.

(2)	Relates to reviews of financial statements included in Form 10-Q filings.

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

3.2	Amended and Restated Bylaws of Spatializer-Delaware. (Incorporated by reference to the Company’s Registration Statement on Form S-1,Registration No. 33-90532, effective August 21, 1995.)

3.3	Certificate of Elimination of Series A Preferred Stock as filed December 26, 2002 (Incorporated by reference to the Company’s Annual Report on Form 10-K, for the period ended December 31,2002.)

10.1	Spatializer-Delaware Incentive Stock Option Plan (1995 Plan). (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

10.2	Spatializer-Delaware 1996 Incentive Plan. (Incorporated by reference to the Company’s Proxy Statement dated June 25, 1996 and previously filed with the Commission.)

10.3	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.)

10.4	License Agreement dated June 29, 1994 between DPI and MEC. (Incorporated by reference to the Company’s Registration Statement on Form S-1, Registration No. 33-90532, effective August 21,1995.)

Exhibit Number	Description

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

Dated: March 3, 2011		SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

	By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, Secretary, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Krom	Director	March 3, 2011
Josh Krom

/s/ Michael Pearce	Director	March 3, 2011
Michael Pearce

/s/ Gregg Schneider	Director , Chief Financial and Principal Financial Officer	March 3, 2011
Gregg Schneider

/s/ Jay Gottlieb	Chairman of the Board, Secretary, Treasurer and Principal Executive Officer	March 3, 2011
Jay Gottlieb