Form 10-Q
period 2011-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2011-05-16
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue--15th Floor   New York, New York 10022
(Address of principal corporate offices)

Telephone Number: (212)  231-8359
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☒       No  ☐

As of May 13, 2011, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,155	$1,126
Other Current Assets	4,344	0

Total Current Assets	6,499	1,126

Total Assets	$6,499	$1,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$9,099	$10,642
Loans from Stockholders	58,000	40,000

Total Current Liabilities	67,099	50,642

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 shares issued and outstanding	65,000	65,000
Additional Paid-In Capital	47,219,856	47,219,856
Accumulated Deficit	(47,345,456)	(47,334,372)

Total Stockholders’ Equity	(60,600)	(49,516)

Total Liabilities and Stockholders’ Equity	$6,499	$1,126

See notes to financial statements (following)

SPATIALIZER AUDIO LABORATORIES, INC.
 STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	Mar 31, 2011	Mar 31, 2010
O Operating Expenses :
G General and Administrative	11,084	14,388

O Operating Income (Loss)	(11,084)	(14,388)

InIncome (Loss) Before Income Taxes	(11,084)	(14,388)
InIncome Taxes	0	1,450

N Net Income (Loss)	$(11,084)	$(15,838)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	6,500,000	6,500,000

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(11,084)	$(15,838)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Other Current Assets	(4,344)	0
Accounts Payable and Accrued Liabilities	(1,543)	(8,893)

Net Cash Used In Operating Activities	(16,971)	(24,731)

Cash Flows from Financing Activities:
Loans from Stockholders	18.000	32,500

Increase in Cash and Cash Equivalents	1,029	7,769

Cash and Cash Equivalents, Beginning of Period	1,126	1,792
Cash and Cash Equivalents, End of Period	$2,155	$9,561
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	0	1,450

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Financial Statements

(1)	Ability to Continue as a Going Concern, Sale of All or Substantially All of the Assets of Spatializer Audio Laboratories, Inc.

Spatializer was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our technology was incorporated into products offered by our licensees and customers on various economic and business terms. We were incorporated in the State of Delaware in February 1994 and are the successor company in a Plan of Arrangement pursuant to which the outstanding shares of Spatializer Audio Laboratories, Inc., a publicly held Yukon, Canada corporation, were exchanged for an equal number of shares of our common stock. Our corporate office is located at 410 Park Avenue--15th Floor, New York, New York 10022.

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2010 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

The foregoing financial information has been prepared assuming that the Company will continue as a going concern. As discussed above, the Company’s current circumstances, including significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The foregoing financial information does not include any adjustments that might result from the outcome of this uncertainty. Two of the Company's stockholders, who also serve as its principal officers, have been advancing cash to the Company to pay for ongoing expenses.  As of March 31, 2011 and December 31, 2010, they had advanced $58,000 and $40,000, respectively, which has been reflected as Loans from Stockholders. As described in Note 6, an additional $10,000 was advanced to the Company in April 2011.

We are now quoted on the OTCQB of the OTC Marketplace under the symbol “SPZR”.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2010 and March 31, 2011 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

During the quarters ended March 31, 2011 and 2010, no shares were issued, cancelled or converted, nor were any options granted or exercised.

(4) Net Operating Loss Carryforwards

At March 31, 2011, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2030. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

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

		Weighted Average
	Exercisable	Number	Exercise Price

2008
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(55,000)	(55,000)	$.60
Options outstanding at December 31, 2008	60,000	60,000	$.98

2009
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(10,000)	(10,000)	$.60
Options outstanding at December 31, 2009	50,000	50,000	$1.00

2010
Options granted	0	0	$--
Options exercised	0	0	$--
Options forfeited/expired	(50,000)	(50,000)	$--
Options outstanding at December 31, 2010	0	0	$0

At March 31, 2011 and 2010, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005.

At March 31, 2011 and March 31, 2010, the number of options exercisable and fully vested was 0. The weighted-average exercise price of those options was $1.00; the weighted average remaining contractual term was less than 1 year; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at March 31, 2011 or 2010.

(6) Subsequent Events

In April 2011 the Company’s principal officers, Jay Gottlieb and Gregg Schneider, loaned the Company $10,000.  On May 9, 2011, the Company received a demand notice from the California State Controller indicating that the Company is liable in the amount of $7204 in connection with certain property purportedly abandoned in 1996.  Management has commenced an investigation to ascertain the validity of this liability.  As it may take a protracted period of time to resolve the issue, the entire amount of $7204 has been recorded as a liability as of  March 31, 2011 and an expense of the quarter then ended.

No other material subsequent events have occurred since March 31, 2011 that require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations.

This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.

Executive Overview

Revenues were $0 for the quarter ended March 31, 2011, compared to $0 for the quarter ended March 31, 2010.

Net loss was $11,084 for the quarter ended March 31, 2011, ($0.00) basic and diluted per share, compared to a net loss of $$15,838, $(0.00) per share for the quarter ended March 31, 2010.

At March 31, 2011, we had $2,155 in cash and cash equivalents as compared to $1,126 at December 31, 2010. The decrease in cash (before additional loans from stockholders) resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of ($60,600) at March 31, 2011, as compared with negative working capital of ($49,516) at December 31, 2010.

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

Certain other risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 on file with the Securities and Exchange Commission.

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

Results of Operations

Net Loss
Our net loss for the three months ended March 31, 2011 was ($11,084), compared to a net loss of ($15,838) in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended March 31, 2011 were ($11,084), compared to operating expenses of ($14,388) in the comparable period last year.

Liquidity and Capital Resources

At March 31, 2011, we had $2,155 in cash and cash equivalents as compared to $1,126 at December 31, 2010. The decrease in cash (before the additional loans from stockholders) resulted primarily from the use of cash to sustain ongoing expenses. We had negative working capital of ($60,600) at March 31, 2011, as compared with negative working capital of ($49,516) at December 31, 2010.

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

Net Operating Loss Carry forwards

At March 31 2011, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2030. These net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

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

As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of March 31, 2011, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2010.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of May 13, 2011, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchases during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

In April 2011 the Company’s principal officers, Jay Gottlieb and Gregg Schneider, loaned the Company $10,000.  On May 9, 2011, the Company received a demand notice from the California State Controller indicating that the Company is liable in the amount of $7204 in connection with certain property purportedly abandoned in 1996.  Management has commenced an investigation to ascertain the validity of this liability.  As it may take a protracted period of time to resolve the issue, the entire amount of $7204 has been recorded as a liability as of  March 31, 2011 and an expense of the quarter then ended.

ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

Dated: May 13, 2011	By:	/s/Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer