Form 10-Q
period 2011-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2011-08-02
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

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

As of August 1, 2011, there were 6,500,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,846	$1,126

Other Current Assets	4,219	0
Total Current Assets	3,061	1,126

Total Assets	$8,065	$1,126

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	7,699	2,642
Accrued Professional Fees	0	8,000
Loans from Officers	64,598	40,000

Total Current Liabilities	72,297	50,642

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common shares, $.01 par value, 300,000,000 shares authorized, 6,500,000 and 6,500,000 shares issued and outstanding in 2009 and 2008	65,000	65,000
Additional Paid-In Capital	47,219,856	47,219,856
Accumulated Deficit	(47,334,372)	(47,349,088)
Total Shareholders’ Equity	(64,232)	(49,516)
	$8,065	$1,126

See notes to financial statements (following)

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	June 30, 2011	June 30, 2010
Revenues :
rrrRoyalty Revenues	$0	$0
C Cost of Revenues	0	0
G Gross Profit	0	0
O Operating Expenses :
G General and Administrative	3,632	4,477
R Research and Development	0	0
Sales and Marketing	0	0
	3,632	4,477
O Operating Income (Loss)	(3,632)	(4,477)
InInterest and Other Income	0	0
InInterest and Other Expense	0	0
	0	0
InIncome (Loss) Before Income Taxes	(3,632)	(4,477)
InIncome Taxes	0	0

N Net Income (Loss)	$(3,632)	$(4,477)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	6,500,000	6,500,000

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Six Month Period Ended
	June 30, 2011	June 30, 2010
Revenues :
rrrRoyalty Revenues	$0	$0
C Cost of Revenues	0	0
G Gross Profit	0	0
O Operating Expenses :
G General and Administrative	14,716	18,865
R Research and Development	0	0
Sales and Marketing	0	0
	14,716	18,865
O Operating Income (Loss)	(14,716)	(18,865)
InInterest and Other Income	0	0
InInterest and Other Expense	0	0
	0	0
InIncome (Loss) Before Income Taxes	(14,716)	(18,865)
InIncome Taxes	0	1,450

N Net Income (Loss)	$(14,716)	$(20,315)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	6,500,000	6,500,000

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(14,716)	$(20,315)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Other Current Assets	(4,219)	0
Accounts Payable	5,057	(10,916)
Accrued Professional Fees	(8,000)	0
Loans from Officers	24,598	32,500

Net Cash Used In Operating Activities	2,720	1,269

Increase (Decrease) in Cash and Cash Equivalents	2,720	1,269

Cash and Cash Equivalents, Beginning of Period	1,126	1,792
Cash and Cash Equivalents, End of Period	$3,846	$3,061
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	0	1,450

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2010 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

The foregoing financial information has been prepared assuming that the Company will continue as a going concern. As discussed above, the Company’s current circumstances, including significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The foregoing financial information does not include any adjustments that might result from the outcome of this uncertainty. Two of the Company's stockholders, who also serve as its principal officers, have been advancing cash to the Company to pay for ongoing expenses.  As of June 30, 2011 and December 31, 2010, they had advanced $68,598 and $40,000, respectively, which has been reflected as Loans from Stockholders.

On May 9, 2011, the Company received a demand notice from the California State Controller indicating that the Company is liable in the amount of $7,204 in connection with certain property purportedly abandoned in 1996.  Management has commenced an investigation to ascertain the validity of this liability.  As it may take a protracted period of time to resolve the issue, the entire amount of $7,204 has been recorded as a liability.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities at December 31, 2010 and June 30, 2011 approximated fair value due to their short maturity or nature.

(3) Shareholders’ Equity

During the quarters ended June 30, 2011 and 2010, no shares were issued, cancelled or converted, nor were any options granted or exercised.

(4) Net Operating Loss Carryforwards

At June 30, 2011, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2030. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

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

At June 30, 2011 and 2010, there were no additional shares available for grant under the Plan, since the Plan had expired in 2005.

At June 30, 2011 and June 30, 2010, the number of options exercisable and fully vested was 0. The weighted-average exercise price of those options was $1.00; the weighted average remaining contractual term was less than 1 year; and the aggregate intrinsic value was zero per share. There were no warrants outstanding at June 30, 2011 or 2010.

(6) Subsequent Events

No material subsequent events have occurred since June 30, 2011 that require recognition or disclosure in the financial statements.

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

Executive Overview

Revenues were $0 for the quarter ended June 30, 2011, compared to $0 for the quarter ended June 30, 2010.

Net loss was $3,632 for the quarter ended June 30, 2011, ($0.00) basic and diluted per share, compared to a net loss of $4,477 $(0.00) per share for the quarter ended June 30, 2010.

At June 30, 2011, we had $3,846 in cash and cash equivalents as compared to $1,126 at December 31, 2010. The decrease in cash (before additional loans from stockholders) resulted primarily from operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of ($64,232) at June 30, 2011, as compared with negative working capital of ($49,516) at December 31, 2010.

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

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2011 was ($3,632), compared to a net loss of ($4,477) in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended June 30, 2011 were $3,632, compared to operating expenses of $4,477 in the comparable period last year.

Liquidity and Capital Resources

At June 30, 2011, we had $3,846 in cash and cash equivalents as compared to $1,126 at December 31, 2010. The decrease in cash (before the additional loans from stockholders) resulted primarily from the use of cash to sustain ongoing expenses. We had negative working capital of ($64,232) at June 30, 2011, as compared with negative working capital of ($49,516) at December 31, 2010.

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

Net Operating Loss Carry forwards

At June 30, 2011, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2030. These net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

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

As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of June 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2010.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of August 1, 2011, we are not involved in any legal proceedings that are expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

No material subsequent events have occurred since June 30, 2011 that require recognition or disclosure in the financial statements

ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2011

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer