Form 10-Q
period 2011-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2011-11-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

As of October 31, 2011, there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS	3-7
Item 2.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS	8-11
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
Item 4.	CONTROLS AND PROCEDURES	12
PART II. OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	13
Item 1A.	RISK FACTORS	13
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13
Item 3.	DEFAULTS UPON SENIOR SECURITIES	13
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
Item 5.	OTHER INFORMATION	13
Item 6.	EXHIBITS	14
	SIGNATURES	15
	EXHIBIT 31.1
	EXHIBIT 31.2
	EXHIBIT 32.1
	EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$20,158	$1,126

Other Current Assets	4,219	-

Total Current Assets	24,377	1,126

Total Assets	$24,377	$1,126

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts Payable	$7,698	$2,642

Accrued Professional Fees	-	8,000

Loans from Shareholders	-	40,000

Total Current Liabilities	7,698	50,642

Shareholders’ Equity:
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000 and 6,500,000 shares issued and outstanding	121,420	65,000
Additional Paid-In Capital	47,250,887	47,219,856
Less receivable from shareholder	(2,853)	-
Accumulated Deficit	(47,352,775)	(47,334,372)
Total Shareholders’ Equity	16,679	(49,516)
Total Liabilities and Shareholders’ Equity	$24,377	$1,126

The accompanying notes are an integral part of these Statements

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended		For the Nine Month Period Ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010

Revenues	$-	$-	$-	$-
Operating Expenses :
General and Administrative	3,687	5,613	18,403	24,478
Total expenses	3,687	5,613	18,403	24,478

Operating Loss	(3,687)	(5,613)	(18,403)	(24,478)
Loss Before Income Taxes	(3,687)	(5,613)	(18,403)	(24,478)
Income Taxes	0	0	0	(1,450)

Net (Loss)	$(3,687)	$(5,613)	$(18,403)	$(25,928)
Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted Average Shares Outstanding	8,484,000	6,500,000	7,161,333	6,500,000

The accompanying notes are an integral part of these Statements

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(18,403)	$(25,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:
Other Current Assets	(4,219)
Accounts Payable	5,056	(11,704)
Accrued Professional Fees	(8000)	-
Net Cash Used In Operating Activities	(25,566)	(37,632)
Cash Flows From Financing Activities:
Issuance of Common Stock	20,000	-
Loans From Shareholders	24,598	40,000
Net Cash Provided by Financing Activities	44,598	40,000
Increase in Cash and Cash Equivalents	19,032	2,368
Cash and Cash Equivalents, Beginning of Period	1,126	1,792
Cash and Cash Equivalents, End of Period	$20,158	$4,160
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$1,450

Supplemental disclosure of non-cash financing activity:
Repayment of loans from shareholders through issuance of common stock	$64,598

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2010 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

The foregoing financial information has been prepared assuming that the Company will continue as a going concern. As discussed above, the Company’s current circumstances, including significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The foregoing financial information does not include any adjustments that might result from the outcome of this uncertainty. Prior to the transactions described below, two of the Company's stockholders, who also serve as its principal officers, had advanced cash to the Company to pay for ongoing expenses.

On August 25, 2011 the Company issued 4,351,677 shares of common stock at the 8/19/11 closing price of $0.0155 per share to repay $64,598 of loans from two of the Company’s Directors (Jay Gottlieb and Gregg Schneider). In addition, 1,290,323 shares were issued to Mr. Schneider at the same price in exchange for $20,000.

We are quoted on the OTCQB of the OTC Marketplace under the symbol “SPZR”.

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

Fair Value of Financial Instruments — The carrying values of the Company’s current assets and liabilities at December 31, 2010 and September 30, 2011 approximated fair value due to their short-term maturity or nature.

 (3) Net Operating Loss Carryforwards

At September 30, 2011, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2030. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation in the event of a change in ownership of the Company, as defined by Federal tax law.

(4) Subsequent Events

No material subsequent events have occurred since September 30, 2011 that require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the audited consolidated financial statements and the notes thereto included in the Form 10-K and the unaudited interim consolidated financial statements and notes thereto included in this report. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effected, the Company does not expect to have significant operations.

This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.

Executive Overview

Revenues were $0 for the quarter ended September 30, 2011, compared to $0 for the quarter ended September 30, 2010.

Net loss was $3,687 for the quarter ended September 30, 2011, ($0.00) basic and diluted per share, compared to a net loss of $5,613 $(0.00) per share for the quarter ended September 30, 2010.

At September 30, 2011, we had $20,158 in cash and cash equivalents as compared to $1,126 at December 31, 2010. The increase in cash resulted primarily from the sale of stock to one of our directors. We had working capital of $16,679 at September 30, 2011, as compared with negative working capital of ($49,516) at December 31, 2010.

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

Key Components of the Financial Statements and Important Trends

The Company’s financial statements, including the Balance Sheets, Statements of Operations, and Statements of Cash Flows, should be read in conjunction with the Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.

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

Results of Operations

Net Loss
Our net loss for the three months ended September 30, 2011 was $3,687, compared to a net loss of $5,613 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended September 30, 2011 were $3,687, compared to operating expenses of $5,613 in the comparable period last year.

Liquidity and Capital Resources

At September 30, 2011, we had $20,158 in cash and cash equivalents as compared to $1,126 at December 31, 2010. The increase in resulted primarily from the sale of stock. We had working capital of $16,679 at September 30, 2011, as compared with negative working capital of ($49,516) at December 31, 2010.

Based on current and projected operating levels, we believe that we can maintain our liquidity position at a consistent level, on a short-term basis. However, we do not believe our current cash reserves are sufficient for us to meet our operating obligations beyond 6 -9 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At September 30, 2011, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2030. These net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation in the event of a change in ownership of the Company, as defined by Federal tax law.

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

As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of September 30, 2011, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2010.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various disputes and litigation matters arising in the normal course of business. As of November 14, 2011, we are not involved in any legal proceedings that are expected to have a material adverse effect on our financial position, results of operations or cash flows. However, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, given the size of our Company, there exists the possibility of a material adverse impact on our results of operations of the period in which the ruling occurs. Our estimate of the potential impact on our financial position or overall results of operations for new legal proceedings could change in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September, 2011, 5,642,000 shares were issued to retire debt and raise capital for ongoing operations.  On August 25, 2011, the Company converted $64,598 of debt owed to two of the Company’s Directors (Jay Gottlieb and Gregg Schneider) at the 8/19/11 closing price of $0.0155 per share. In addition, an investment of $20,000 at the same price per share was made by Mr. Schneider. The net effect of these transactions extinguished approximately $84,000 of negative book value, returned the balance sheet to positive net worth, and provided working capital that will be necessary to finance expenses through the end of the year. The aggregate shares issued in this Private Offering are the following: 2,334,516 shares to Gregg Schneider, CFO and 3,307,484 shares to Jay Gottlieb. CEO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

No material subsequent events have occurred since September 30, 2011 that require recognition or disclosure in the financial statements

ITEM 6. EXHIBITS

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

Dated: November 14, 2011	By:	/s/ Jay Gottlieb
Jay Gottlieb,
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

	By:	/s/ GREGGORY SCHNEIDER
Greggory Schneider,
Director, Chief Financial and Principal Financial Officer