Form 10-K
period 2011-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2012-03-07
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Park Avenue--15th Floor   New York, New York 10022
(Address of principal corporate offices)

Telephone Number: (212)  231-8359
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filed” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒  Yes    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2011) was approximately $99,000.

As of March 3, 2012 there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

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

PART I
Item 1. Business

Overview

Until 2007, Spatializer Audio Laboratories, Inc. (“Spatializer” or the “Company”) was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. Our corporate office is located at 410 Park Avenue – 15th Floor, New York, New York 10022.
Copies of this Annual Report, including our financial statements, and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available by writing us at 410 Park Avenue -- 15 th  Floor,  New York, New York 10022.

The Company’s financial statements have been prepared assuming that it would continue as a going concern. However, substantially all of the Company’s assets were sold during 2007, and it has been a shell company since then. The Company has no plans to dissolve. However, it has been dependent upon sales of common stock  and loans from two stockholder/officers to pay its ongoing general and administrative expenses.

Employees

The Company has no employees. It is managed by two stockholder/officers, with assistance from a contract bookkeeper.

Item 1A. Risk Factors

The Company Has No Means to Generate Revenue

We have no source of revenue. Our cash balance has been diminished by general and administrative expenses.

The Market For Our Stock Is Not Liquid And The Stock Price Is Subject To Volatility

Our stock is quoted on the OTCQB of the OTC Marketplace under the symbol of "SPZR", where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock make it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Further, with our constrained resources and increased cost and time associated with implementation of Sarbanes-Oxley, it may not be possible for us to remain listed on the OTC Bulletin Board in the future as a fully reporting company. Lastly, the uncertainty of the future of the Company may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our Common Stock has been, and will likely continue to be, subject to wide fluctuations in response to possible claims arising from our asset sale, the uncertainty of the future of the Company, general market fluctuations and other events and factors, some of which may be beyond our control.

Item 2. Properties

We have no leased facilities as of December 31, 2011.

Item 3. Legal Proceedings

As of the date of this Form 10-K Annual Report, we are not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock was listed and commenced trading on the NASDAQ SmallCap market on August 21, 1995 under the symbol “SPAZ”. In January 1999, the Common Stock was delisted by the NASDAQ SmallCap Market due to our inability to maintain listing requirements. Our Common Stock immediately commenced trading on the OTC Bulletin Board under the same symbol.  The following table sets forth the high and low bid price of our Common Stock as reported on the OTC Bulletin Board for fiscal years 2010 and 2011. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions Since November 21, 2008 the new stock symbol is SPZR.

Period:	High (U.S. $)	Low (U.S. $)
2010
First Quarter	$0.39	$0.01
Second Quarter	$0.033	$0.007
Third Quarter	$0.04	$0.015
Fourth Quarter	$0.17	$0.02

2011
First Quarter	$0.08	$0.01
Second Quarter	$0.10	$0.02
Third Quarter	$0.10	$0.01
Fourth Quarter	$0.095	$0.025

Stockholders are urged to obtain current market prices for our Common Stock. Corporate Stock Transfer is our transfer agent and registrar.  To our knowledge, because most shares are held in street name, there were approximately 200 holders of record of the stock of the Company. Our transfer agent has indicated that beneficial ownership is believed to be in excess of 2,000 stockholders.

We have no present intention of paying any dividends. Our current policy is to retain earnings, if any, for operations in connection with maintaining our status as a reporting company and selling the Company as a shell corporation and/or merging the Company successfully into a new operating business.  Our future dividend policy will be determined from time to time by the Board of Directors.

The Company did not repurchase any equity securities fiscal year ended December 31, 2011.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

There was no revenue for the years ended December 31, 2011 and December 31, 2010 As we sold all of our operating assets in 2007, we have no means to generate new revenues.

Net loss was $33,000 for the year ended December 31, 2011 compared to net loss was $39,000 for the year ended December 31, 2010.

At December 31, 2011, we had $18,000 in cash and cash equivalents, as compared to $1,000 at December 31, 2010. We had working capital of $5,000 at December 31, 2011 as compared with negative working capital of $50,000 at December 31, 2010.

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

Our audited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current circumstances, including the sale of all its revenue-generating assets and significant operating losses, raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Statement of Operations tells the reader whether the Company had a profit or loss. It shows key sources of revenue and major expense categories. It is important to note period-to-period comparisons of each line item of this statement, reasons for any fluctuation and how costs are managed in relation to the overall revenue trend of the business. These statements are prepared using accrual accounting under generally accepted accounting principles in the United States. This is addressed further in MD&A under Revenues and Expenses.

The Statement of Cash Flows explains the actual sources and uses of cash. Some expenses of the Company, such as depreciation and amortization, do not result in a cash outflow in the current period, since the underlying expenditure or asset purchase was made years earlier. New capital expenditures, on the other hand, result in a disbursement of cash, but will be expensed in the Statement of Operations over their useful lives. Fluctuations in receivables and payables also explain why the net change in cash is not equal to the net loss reported on the Statement of Operations. Therefore, it is possible that the impact of a net loss on cash is less or more than the actual amount of the loss. This is discussed further in MD&A under Liquidity and Capital Resources.

The Statement of Changes in Stockholders’ Equity shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales. This is discussed further in MD&A under Liquidity and Capital Resources.

Results of Operations

The following discussion and analysis relates to our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010. The following discussion should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this report.

Continuing Operations

For the Year Ended December 31, 2011, Compared to the Year Ended December 31, 2010

Revenues

There were no revenues for the years ended December 31, 2011 and December 31, 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2011 decreased to $31,000 from $36,000 for the year ended December 31, 2010, a decrease of 14%. The decrease in operating expenses resulted from a decrease in general and administrative expenses.

Net Loss

The net loss was $33,000 for the year ended December 31, 2011, compared to a net loss of $39,000 for the year ended December 31, 2010.

Liquidity and Capital Resources

On August 25, 2011, Spatializer Audio Laboratories, Inc converted $67,451 of debt owed to two of the Company’s stockholder/officers (Jay Gottlieb and Gregg Schneider) at the August 19, 2011 closing price of $0.0155 per share. In addition, an investment of $20,000 at the same price was made by Mr. Schneider. The net effect of these transactions eliminated the Company’s negative net worth and provided necessary working capital through the end of the year. The aggregate shares issued in this private offering were the following: 2,334,516 shares to Gregg Schneider, and 3,307,484 shares to Jay Gottlieb.

At December 31, 2011, we had $18,231 in cash and cash equivalents as compared to $1,126 at December 31, 2010. We had working capital of $4,555 at December 31, 2011 as compared with negative working capital of $49,516 at December 31, 2010.

The Company's two stockholder/officers have been advancing cash to the Company to pay for ongoing expenses.  As a result of the equity transactions described above, there were no outstanding loans at December 31, 2011.

Net Operating Loss Carryforwards

At December 31, 2011, we had net operating loss carryforwards for Federal income tax purposes of approximately $9,500,000 which may be available to offset future Federal taxable income, if any, through 2030. These net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates at December 31, 2011 because of our suspension of operations. We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spatializer Audio Laboratories, Inc.:

We have audited the accompanying balance sheets of Spatializer Audio Laboratories, Inc. (Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company sold substantially all of its assets in 2007. It is now a shell company and its future plans are uncertain. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAMIREZ JIMENEZ INTERNATIONAL CPA’s

Irvine, California
March 7, 2012

SPATIALIZER AUDIO LABORATORIES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and Cash Equivalents	$18,231	$1,126

Other Current Assets	4,219	-

Total Current Assets	22,450	1,126

Total Assets	$22,450	$1,126

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts Payable and Accrued Liabilities	$17,895	$10,642

Loans from Stockholders	-	40,000

Total Current Liabilities	17,895	50,642

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000 and 6,500,000 shares issued and outstanding	121,420	65,000
Additional Paid-In Capital	47,250,887	47,219,856
Accumulated Deficit	(47,367,752)	(47,334,372)
Total Stockholders’ Equity (Deficit)	4,555	(49,516)
Total Liabilities and Stockholders’ Equity (Deficit)	$22,450	$1,126

The accompanying notes are an integral part of these Statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Operating Expenses:
General and Administrative	$31,395	$35,875

Operating Loss	$(31,395)	$(35,875)

Loss before income taxes	$(31,395)	$(35,875)
Income Taxes	(1,985)	(3,566)

Net Loss	$(33,380)	$(39,441)
Basic and Diluted Loss per Share	$(.00)	$(.01)
Weighted-Average Shares Outstanding	8,463,416	6,500,000

 The accompanying notes are an integral part of these Statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Par Value

Balance, December 31, 2009	6,500,000	$65,000	$47,219,856	$(47,294,931)	$(10,075)

Net Loss				(39,441)	(39,441)

Balance, December 31, 2010	6,500,000	$65,000	$47,219,856	$(47,334,372)	$(49,516)

Issuance of Common Stock	5,642,000	56,420	$31,031		$87,451

Net Loss				(33,380)	(33,380)

Balance, December 31, 2011	12,142,000	$121,420	$47,250,887	$(47,367,752)	$4,555

 The accompanying notes are an integral part of these Statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities:
Net Loss	$(33,380)	$(39,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:
Other Current Assets	(4,219)
Accounts Payable and Accrued Liabilities	7,253	(1,225)

Net Cash Used In Operating Activities	(30,346)	(40,666)
Cash Flows From Financing Activities:
Issuance of Common Stock	20,000	-
Loans From Stockholders	27,451	40,000
Net Cash Provided by Financing Activities	47,451	40,000
Increase in Cash and Cash Equivalents	17,105	(666)
Cash and Cash Equivalents, Beginning of Period	1,126	1,792
Cash and Cash Equivalents, End of Period	$18,231	$1,126
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$2,116	$1,450

Supplemental disclosure of non-cash financing activity:
Repayment of loans from stockholders through issuance of common stock	$67,451

The accompanying notes are an integral part of these Statements.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

(1) Ability to Continue as a Going Concern; Sale of Substantially All Assets

Until 2007, Spatializer was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. The Company’s wholly-owned subsidiary, Desper Products, Inc. (“DPI”), was in the business of developing proprietary advanced audio signal processing technologies and products for consumer electronics, entertainment, and multimedia computing. All Company revenues were generated from DPI. The Company and DPI entered into an Asset Purchase Agreement with DTS, Inc. and a wholly owned subsidiary thereof pursuant to which the Company and DPI agreed to sell substantially all of their intellectual property assets. The Asset Purchase Agreement was consummated with DTS on July 2, 2007. DPI was dissolved during December, 2008.

The foregoing financial statements have been prepared assuming that the Company will continue as a going concern. As a result of the sale of substantially all of the Company’s assets as discussed above, the Company is now a shell company and its future plans are uncertain. These circumstances raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's two stockholder/officers have been advancing cash to the Company on a short-term non-interest bearing basis to pay for ongoing general and administrative expenses.  As of December 31, 2010, $40,000 had been advanced and was reflected as Loans from Stockholders. Additional advances of $27,451 were made during 2011.

(2) Significant Accounting Policies

Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Earnings Per Share —Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2011 and 2010, outstanding stock options would have been anti-dilutive and were not applicable to these calculations.

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

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities, and loans from stockholders at December 31, 2011 and 2010 approximated fair value due to their short maturity or nature.

(3) Stockholders’ Equity

On August 25, 2011, the Company converted $67,451 of debt owed to two of the Company’s stockholder/officers (Jay Gottlieb and Gregg Schneider) to shares of common stock based upon the August 19, 2011 closing price of $0.0155 per share. In addition, an investment of $20,000 at the same price was made by Mr. Schneider. The aggregate effect of these transactions resulted in the issuance of 5,642,000 shares of common stock.

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

	Exercisable	Exercise Price	Weighted-Average

Options outstanding at December 31, 2009	50,000	50,000		$1.00
Options granted
Options exercised			$
Options forfeited/expired	(50,000)	(50,000)		$1.00

Options outstanding at December 31, 2010	--	--		$--
Options granted
Options exercised			$
Options forfeited/expired			$

Options outstanding at December 31, 2011	--	--		$--

Net compensation cost for each of the years ended December 31, 2011 and 2010 was $0.

(5) Income Taxes

Income tax expense for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
State franchise taxes	$1,985	$3,566
Federal taxes	0	0

Total	$1,985	$3,566

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets is composed primarily of the net loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2011 and 2010. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code.

(6) Subsequent Events

No material subsequent events have occurred since December 31, 2011 that require recognition or disclosure in the financial statements.

(7) Quarterly Financial Data (unaudited)

Following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	Quarter Ended
2010	March 31	June 30	September 30	December 31
Net Revenues	$0	$0	$0	$0
Gross Margin	$0	$0	$0	$0
Net Loss	$(15,838)	$(4,477)	$(5,613)	$(13,513)
Basic Loss Per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

	Quarter Ended
2011	March 31	June 30	September 30	December 31
Net Revenues	$0	$0	$0	$0
Gross Margin	$0	$0	$0	$0
Net Loss	$(11,084)	$(3,632)	$(3,687)	$(14,977)
Basic Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

The Company assessed its internal control system quarterly and as of December 31, 2011 in relation to criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on its assessment, the Company believes that, as of the date of this report, its system of internal control over financial reporting as well as the disclosure controls and procedures was effective.

All bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes.  The President/CEO has never signed a check and the bookkeeper has no check signing authority.  As of the date of this annual report, the Chairman of the Board and President, acting as the principal executive officer, and the Company’s principal financial officer  have concluded that our system of internal control over financial reporting and disclosure controls and procedures as of December 31, 2011  were effective.

The financial statements have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPA’s, which was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. The report of the Company’s independent registered public accounting firm is presented within this annual report. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Director, Executive Officers and Corporate Governance

Directors and Officers

Michael Pearce, age 49, has been Chairman of the Board of Pernix Theraputics, Inc. since March 2010 and Chief Executive Officer and President of Golf Trust of America, Inc. since November 8, 2007. Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network. From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Joshua Krom, age 35, is the President of Realty Asset Management, LLC, a full service real estate company which has specialized in acquiring and rapidly repositioning distressed properties with the goal of maximize its investors’ returns.  Mr. Krom has significant experience in the financial analysis of residential portfolios, retail, industrial and apartment buildings.  Prior to forming Realty Asset Management, LLC, Mr. Krom practiced real estate and corporate law.  He is a licensed attorney and real estate broker in California and a licensed real estate broker in Nevada.  Mr. Krom received his Juris Doctorate degree from Emory University School of Law where he was a Dean’s Honors recipient.  He graduated with High Honors from the University of California, Santa Barbara where he received a Bachelor of Arts Degree in Communications.

Gregg Schneider, age 35, is a private investor who specializes in undervalued publicly traded securities. During the past fourteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency. Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

Jay Gottlieb, age 67, has been a director since May 2007. Mr. Gottlieb has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 21% of 10 public companies and is a member of the Board of Directors of the Company. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc., a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2011, we are not aware of any director, officer or beneficial owner of more ten percent (10%) of the Common Stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Company does not currently have any employees.  The following summarizes payments made to its officers (both of whom are unpaid).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Options Awards	Bonus	All Compensation	Total
Jay Gottlieb Chairman of the Board, CEO	2011	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0

Gregg Schneider Chief Financial Officer	2011	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards
Number of Securities	Number of Securities
Underlying	Underlying
Unexercised	Unexercised	Weighted Average
Options(#)	Options(#)	Option Exercise	Option Expiration
Exercisable	Unexercisable	Price($)	Date
0	0	$0	0

There are no outstanding options at the end of 2011.

Director Compensation

None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of March 7, 2012 or which can be acquired within sixty days of March 7, 2012 by (i) each person known by management to beneficially own more than five percent (5%) of Spatializer’s outstanding common stock, (ii) each of Spatializer’s directors, and officers, and (iii) all executive officers and directors as a group.  On March 7, 2012, there were 12,142,000 shares of common stock outstanding.

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENT OF
NAME OF BENEFICIAL OWNER	OWNERSHIP	CLASS
Jay Gottlieb (2)	4,667,484	38.44%
Greggory A. Schneider(1)(3)	3,499,993	28.82%
Mike Pearce	0
All directors and executive officers as a group (3 persons)(1)(4)(5)	7,943,113	67.26%

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

During fiscal 2007, the Company concurrently sold to Mr. Gottlieb 873,911 shares, to Mr. Schneider 427,250 shares and to another third party 322,550 shares of Common Stock, all upon similar terms and conditions. Such persons have disclaimed being a “group” for Schedule 13D reporting purposes.  The shares so acquired, together with shares previously acquired by certain of such persons in the open market, represent, in the aggregate, more than 35% of the issued and outstanding shares of the Company’s Common Stoc

Item 13. Certain Relationships and Related Transactions, and Director Independence

At this time, the Company has no employees and an ad hoc bookkeeper.  It has four directors, one of whom would be defined as independent in the NASD listing standards, and met the criteria for independence set forth in the rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has no formal policy in place as to the procedure for approving any transactions between the Company and its related persons (including officers, directors and stockholders).  In the event that the Company should undertake any transaction that would require disclosure under this section, the Company may consider, in light of all then existing facts and circumstances, whether stockholder approval thereof should be sought.

Item 14. Principal Accountant Fees and Services

The following summarizes the fees paid or payable to Ramirez Jimenez International CPA’s in connection with services related to the fiscal years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Audit Fees (1)	$14,000	$14,000

Audit Related Fees

All Other Fees

Total Fees	$14,000	$14,000

(1)	Audit Fees are fees for professional services rendered for the annual audit and for reviews of quarterly financial statements included in Form 10-Q filings.

Since 2006, the Board of Directors’ Audit Committee has had no members.  Thus, the Company’s Board of Directors has been and will be responsible for serving in the capacity of the Audit Committee and approving audit and non-audit services to be rendered by the Company’s independent registered public accounting firm until such time, if any, as members may be appointed to the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statements

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

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Principal Executive Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
________
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

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

Dated: March 7, 2012	By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, Secretary, Treasurer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Krom	Director	March 7, 2012
Josh Krom

/s/ Michael Pearce	Director	March 7, 2012
Michael Pearce

/s/ Gregg Schneider	Director , Chief Financial and Principal Financial Officer	March 7, 2012
Gregg Schneider

/s/ Jay Gottlieb
Jay Gottlieb	Chairman of the Board, Secretary, Treasurer and Principal Executive Officer	March 7, 2012