Form 10-Q
period 2012-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2012-05-03
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

As of May 3, 2012, there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

SPATIALIZER AUDIO LABORATORIES, INC.
BALANCE SHEETS
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Current Assets:
Cash and Cash Equivalents	$6,086	$18,231
Other Current Assets	4,219	4,219

Total Current Assets	10,305	22,450

Total Assets	$10,305	$22,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities	$9,795	$17,895

Total Current Liabilities	9,795	17,895

Commitments and Contingencies

Stockholders’ Equity :
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000shares issued and outstanding	121,420	121,420
Additional Paid-In Capital	47,250,887	47,250,887
Accumulated Deficit	(47,371,797)	(47,367,752)

Total Stockholders’ Equity	510	4,555

Total Liabilities and Stockholders’ Equity	$10,305	$22,450

See notes to financial statements (following)

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	Mar 31, 2012	Mar 31, 2011
O Operating Expenses :
G General and Administrative	$4,045	$11,084

O Operating Loss	(4,045)	(11,084)

InLoss Before Income Taxes	(4,045)	(11,084)
InIncome Taxes	0	0

N Net Loss	$(4,045)	$(11,084)
B Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	12,142,000	6,500,000

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(4,045)	$(11,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:
Other Current Assets	0	(4,344)
Accounts Payable and Accrued Liabilities	(8,100)	(1,543)
Net Cash Used In Operating Activities	(12,145)	(16,971)

Cash Flows from Financing Activities:
Loans from Stockholders	0	18,000

Increase (decrease) in Cash and Cash Equivalents	(12,145)	1,029

Cash and Cash Equivalents, Beginning of Period	18,231	1,126
Cash and Cash Equivalents, End of Period	$6,086	$2,155
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	0	0

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.
AND SUBSIDIARIES
Notes to Financial Statements

(1)  Ability to Continue as a Going Concern

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2011 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

Earnings Per Share — Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in each of the periods presented, outstanding stock options would have been anti-dilutive and were not considered in these calculations.

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

Fair Value of Financial Instruments — The carrying values of the Company’s current assets and liabilities approximate fair value due to their short maturity or nature.

(3)  Net Operating Loss Carryforwards

At March 31, 2012, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

(4)  Subsequent Events

No material subsequent events have occurred since March 31, 2012 that require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the audited financial statements and the notes thereto included in the Form 10-K and the unaudited interim financial statements and notes thereto included in this report. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations.

This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.

Executive Overview

Revenues were $0 for the quarter ended March 31, 2012, compared to $0 for the quarter ended March 31, 2011.

Net loss was $4,045 for the quarter ended March 31, 2012, $0.00 basic and diluted per share, compared to a net loss of $11,084, $0.00 per share for the quarter ended March 31, 2011.

At March 31, 2012, we had $6,086 in cash and cash equivalents as compared to $18,231 at December 31, 2011. The decrease in cash resulted primarily from payment of liabilities and operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had working capital of $510 at March 31, 2012, as compared with working capital of $4,555 at December 31, 2011.

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

We believe the best way to achieve this is to give the reader:

•	An understanding of our operating environment and its risks (see below and Item 1A of Part II of this Form 10-Q);

•	An outline of critical accounting policies;

•	A review of our corporate governance structure;

•	A review of the key components of the financial statements and our cash position and capital resources;

•	A review of the important trends in the financial statements and our cash flow; and

•	Disclosure on our internal controls and procedures.

Operating Environment

The market for our stock may not remain liquid and the stock price may be subject to volatility.

Certain other risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on file with the Securities and Exchange Commission.

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

Key Components of the Financial Statements and Important Trends

The Company’s financial statements, including the Balance Sheets, the Statements of Operations, and the Statements of Cash Flows, should be read in conjunction with the Notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.

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

Results of Operations

Net Loss

Our net loss for the three months ended March 31, 2012 was $4,045, compared to a net loss of $11,084 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended March 31, 2012 were $4,045, compared to operating expenses of $11,084 in the comparable period last year.

Liquidity and Capital Resources

At March 31, 2012, we had $6,086 in cash and cash equivalents as compared to $18,231 at December 31, 2011. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses. We had working capital of $510 at March 31, 2012, as compared with working capital of $4,555 at December 31, 2011.

Based on current and projected operating levels, we believe that we can maintain our liquidity position at a consistent level, on a short-term basis. However, we do not believe our current cash reserves are sufficient for us to meet our operating obligations for more than 3-6 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At March 31 2012, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

After current management gained control of the Company in April 2008, the Company appointed a Chief Financial Officer so that the respective duties of the principal executive officer and principal financial officer are segregated and there are four functioning directors.  There are three people involved in any Company financial transactions.  Specifically, all bills are sent to the bookkeeper and the President/CEO authorizes all expenditures, checks are then drawn by the bookkeeper for payment based on such authorization and, finally, the CFO actually signs the check and distributes. The President/CEO has never signed a check, the CFO cannot sign a check unless the bookkeeper has prepared it, and the bookkeeper has no check signing authority.

Consequently, as of the date of this report, the Chairman of the Board and President, acting as the principal executive officer and its principal financial officer of the Company, have concluded that our system of internal control over financial reporting and disclosure controls and procedures were effective.

As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of March 31, 2012, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2011.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchases during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. SUBSEQUENT EVENTS

 No material subsequent events have occurred since March 31, 2012 that require recognition or disclosure in the financial statements

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

Dated: May 3, 2012	By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

	By:	/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer