Form 10-Q/A
period 2012-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2012-05-10
CIK 890821

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

*           On May 3, 2012, Registrant filed Form 10-Q for the period ended March 31, 2012 prior to the completion of the review of its interim financial statements by its independent registered public accounting firm. The accompanying filing is intended to supersede the May 3, 2012 filing.  Review of the interim financial statements has been completed, as evidenced by the Report of Independent Registered Public Accounting Firm that appears on Page 3.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	3

	Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)	4

	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

	Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011 (Unaudited)	6

	Notes to Unaudited Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II. OTHER INFORMATION		13

Item 6.	Exhibits	13

Signatures		14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Spatializer Audio Laboratories, Inc.:

We have reviewed the accompanying balance sheets of Spatializer Audio Laboratories, Inc. (Company) as of March 31, 2012 and December 31, 2011, and the related statements of operations and cash flows for the three months ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operating activities. It is now a shell company and its future plans are uncertain. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ramirez Jimenez International CPA’s

Irvine, California
May 8, 2012

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

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.      EXHIBITS

31.1	CEO-Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	CFO-Certification Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	CEO-Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO-Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

Dated: May 9, 2012	By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

	By:	/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer