Form 10-Q
period 2012-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2012-08-01
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

As July 31, 2012, there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	3

	Condensed Statements of Operations for the Three Months Ended June 30, 2012 and 2011 (Unaudited)	4

	Condensed Statements of Operations for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	5

	Condensed Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011 (Unaudited)	6

	Notes to Unaudited Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II. OTHER INFORMATION		13

Signatures		14

Exhibits

 PART I. FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,200	$18,231

Other Current Assets	4,219	4,219
Total Current Assets	6,419	22,450

Total Assets	$6,419	$22,450

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Liabilities	9,991	17,895

Total Current Liabilities	9,991	17,895

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000 shares issued and outstanding	121,420	121,420
Additional Paid-In Capital	47,250,887	47,250,887
Accumulated Deficit	(47,375,879)	(47,367,752)
Total Stockholders’ Equity (Deficit)	(3,572)	4,555
	$6,419	$22,450

See notes to financial statements (following)

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2012	June 30, 2011
O Operating Expenses :
General and Administrative	4,082	3,632

Operating Loss	(4,082)	(3,632)

InLoss Before Income Taxes	(4,082)	(3,632)
InIncome Taxes	0	0

N Net Loss	$(4,082)	$(3,632)
B Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	12,142,000	6,500,000

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
O Operating Expenses :
General and Administrative	8,127	14,716

Operating (Loss)	(8,127)	(14,716)
	0	0
In(Loss) Before Income Taxes	(8,127)	(14,716)
InIncome Taxes	0	0

N Net (Loss)	$(8,127)	$(14,716)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	12,142,000	6,500,000

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(8,127)	$(14,716)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Other Current Assets	0	(4,219)
Accounts Payable and Accrued Liabilities	(7,904)	(2,943)
Net Cash Used In Operating Activities	(16,031)	(21,878)

Cash Flows from Financing Activities:
Loans from Officers	0	24,598

Increase (Decrease) in Cash and Cash Equivalents	(16,031)	2,720

Cash and Cash Equivalents, Beginning of Period	18,231	1,126
Cash and Cash Equivalents, End of Period	$2,200	$3,846
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	0	0

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.

Notes to Unaudited Financial Statements

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2011 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

(3) Net Operating Loss Carryforwards

At June 30, 2012, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

(4) Subsequent Events

During July 2012, Jay Gottlieb, the Company’s President, loaned $5,000 to the Company on an interest-free basis to assist in funding its operating expenses.  No other material subsequent events have occurred since June 30, 2012 that require recognition or disclosure in the financial statements.

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

Executive Overview

Revenues were $0 for the quarter ended June 30, 2012, compared to $0 for the quarter ended June 30, 2011.

Net loss was $4,082 for the quarter ended June 30, 2012 and $8,127 for the six months then ended ($0.00 basic and diluted per share), compared to a net loss of $3,632 for the quarter ended June 30, 2011 and $14,716 for the six months then ended.

At June 30, 2012, we had $2,200 in cash and cash equivalents as compared to $18,231 at December 31, 2011. The decrease in cash resulted primarily from payment of liabilities and operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of $3,572 at June 30, 2012, as compared with working capital of $4,555 at December 31, 2011.

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

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2012 was $4,082, compared to a net loss of $3,632 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended June 30, 2012 were $4,082, compared to operating expenses of $3,632 in the comparable period last year.

Liquidity and Capital Resources

At June 30, 2012, we had $2,200 in cash and cash equivalents as compared to $18,231 at December 31, 2011. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses. We had working capital of ($3,572) at June 30, 2012, as compared with working capital of $4,555 at December 31, 2011.

Based on current and projected operating levels, we believe that we can maintain our liquidity position at a consistent level, on a short-term basis. However, we do not believe our current cash reserves are sufficient for us to meet our operating obligations for more than 3-6 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At June 30, 2012, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

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

As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934.  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective.

 As of June 30, 2012, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, and concluded that there were no changes in the Company’s internal control over financial reporting during the quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control, as compared with the assessment described in Form 10-K for the year ended December 31, 2011.

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

Dated: July 31, 2012	/s/ Jay Gottlieb
Jay Gottlieb

Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider

Director, Chief Financial and Principal Financial Officer