Form 10-Q
period 2012-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2012-11-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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
Yes ☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes☒          No☐

As of November 9, 2012, there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended September 30, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	3

	Condensed Statements of Operations for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	4

	Condensed Statements of Operations for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (Unaudited)	6

	Notes to Unaudited Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II. OTHER INFORMATION		13

Signatures		14

Exhibits

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$2,149	$18,231

Other Current Assets	4,219	4,219
Total Current Assets	6,368	22,450

Total Assets	$6,368	$22,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Liabilities	9,806	17,895

Loans from Shareholders	5,000	-

Total Current Liabilities	14,806	17,895

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000 shares issued and outstanding	121,420	121,420
Additional Paid-In Capital	47,250,887	47,250,887
Accumulated Deficit	(47,380,745)	(47,367,752)
Total Stockholders’ Equity (Deficit)	(8,438)	4,555
Total Liabilities and Stockholders’ Equity (Deficit)	$6,368	$22,450

See notes to financial statements (following)

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011
O Operating Expenses :
General and Administrative	4,566	3,687

Operating Loss	(4,566)	(3,687)

InLoss Before Income Taxes	(4,566)	(3,687)
InIncome Taxes	(300)	-

N Net Loss	$(4,866)	$(3,687)
B Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	12,142,000	8,484,000

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
O Operating Expenses :
General and Administrative	12,693	18,403

Operating Loss	(12,693)	(18,403)

InLoss Before Income Taxes	(12,693)	(18,403)
InIncome Taxes	(300)	-

N Net Loss	$(12,993)	$(18,403)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding	12,142,000	7,161,333

See notes to financial statements (following).

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(12,993)	$(18,403)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Other Current Assets	-	(4,219)
Accounts Payable and Accrued Liabilities	(8,089)	(2,944)
Net Cash Used In Operating Activities	(21,082)	(25,566)

Cash Flows from Financing Activities:
Issuance of Common Stock	-	20,000
Loans from Officers	5,000	24,598
Net Cash Provided by Financing Activities	5,000	44,598

Increase (Decrease) in Cash and Cash Equivalents	(16,082)	19,032

Cash and Cash Equivalents, Beginning of Period	18,231	1,126
Cash and Cash Equivalents, End of Period	$2,149	$20,158

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	300	-

Supplemental disclosure of non-cash financing activity:
Repayment of loans from shareholders through issuance of common stock		64,598

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2011 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

(3) Net Operating Loss Carryforwards

At September 30, 2012, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

(4) Subsequent Events

During October 2012, Jay Gottlieb, the Company’s President, loaned $3,000 to the Company on an interest-free basis to assist in funding its operating expenses.  No other material subsequent events have occurred since September 30, 2012 that require recognition or disclosure in the financial statements.

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

Executive Overview

Revenues were $0 for the quarter ended September 30, 2012, compared to $0 for the quarter ended September 30, 2011.

Net loss was $4,866 for the quarter ended September, 2012 and $12,993 for the nine months then ended ($0.00 basic and diluted per share), compared to a net loss of $3,687 for the quarter ended September 30, 2011 and $18,403 for the nine months then ended.

At September 30, 2012, we had $2,149 in cash and cash equivalents as compared to $18,231 at December 31, 2011. The decrease in cash resulted primarily from payment of liabilities and operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of $(8,438) at September 30, 2012, as compared with working capital of $4,555 at December 31, 2011.

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

Results of Operations

Net Loss

Our net losses for the three and nine months ended September 30, 2012 were $4,866 and $12,993, compared to net losses of $3,687 and $18,403 in the comparable periods last year.

Operating Expenses

Operating expenses in the three and nine months ended September 30, 2012 were $4,566 and $12,693, compared to operating expenses of $3,687 and $18,403 in the comparable periods last year.

Liquidity and Capital Resources

At September 30, 2012, we had $2,149 in cash and cash equivalents as compared to $18,231 at December 31, 2011. The decrease in cash resulted primarily from the use of cash to sustain ongoing expenses. We had negative working capital of ($8,438) at September 30, 2012, as compared with working capital of $4,555 at December 31, 2011.

Based on current and projected operating levels, we believe that we can maintain our liquidity position at a consistent level, on a short-term basis. However, we do not believe our current cash reserves are sufficient for us to meet our operating obligations for more than 3-6 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At September 30, 2012, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards were subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Office and Principal Financial Officer concluded that, as of September 30, 2012, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There were no changes in the Company’s internal controls over financial reporting, known to the Principal Executive Officer and Principal Financial Officer  that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

Dated: November 9, 2012	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ GREGGORY SCHNEIDER
Greggory Schneider
Director, Chief Financial and Principal Financial Officer