Form 10-K
period 2012-12-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2013-02-28
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: December 31, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter (June 30, 2012) was approximately $100,700.

As of February 28, 2013 there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

Copies of this Annual Report, including our financial statements, and our quarterly reports on Form 10-Q as well as other corporate information, including press releases, of interest to our stockholders are available by writing us at 410 Park Avenue --15 th  Floor,  New York, New York 10022.

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

The Market For Our Stock Is Not Liquid And The Stock Price Is Subject To Volatility

Our stock is quoted on the OTCQB of the OTC Marketplace under the symbol of "SPZR", where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock make it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity. Lastly, the uncertainty of the future of the Company may limit the liquidity of our stock. This and the existing limited market and volume in the trading of our stock, may result in our stockholders having difficulty selling our common stock. The trading price of our common stock has been, and will likely continue to be, subject to wide fluctuations due to uncertainty regarding the future of the Company, general market fluctuations and other events and factors, some of which may be beyond our control.

Item 2.  Properties

We have no leased facilities as of December 31, 2012.

Item 3.  Legal Proceedings

As of the date of this Form 10-K Annual Report, we are not involved in any legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our stock is quoted on the OTCQB of the OTC Marketplace under the symbol of "SPZR", where low trading volume and high volatility is often experienced. While a few firms make a market in our stock, the historically low trading volume and relatively few market makers of our stock make it more likely that a severe fluctuation in volume, either up or down, will significantly impact the stock price. There can be no assurance that these market makers will continue to quote our stock and a reduction in such market makers would negatively impact trading liquidity..  The following table sets forth the high and low bid price of our common stock as reported on the OTCQB of the OTC Marketplace for fiscal years 2012 and 2011. The quotations listed below reflect interim dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period:	High (U.S. $)	Low (U.S. $)
2011
First Quarter	$0.08	$0.01
Second Quarter	$0.10	$0.02
Third Quarter	$0.10	$0.01
Fourth Quarter	$0. 095	$0.025

2012
First Quarter	$0.025	$0.01
Second Quarter	$0.025	$0.02
Third Quarter	$0.025	$0.01
Fourth Quarter	$0.015	$0.005

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

The Company did not repurchase any equity securities fiscal year ended December 31, 2012.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

There was no revenue for the years ended December 31, 2012 and December 31, 2011 As we sold all of our operating assets in 2007, we have no means to generate new revenues.

Net loss was $24,621 for the year ended December 31, 2012 compared to net loss of $33,380 for the year ended December 31, 2011.

At December 31, 2012, we had $1,381 in cash and cash equivalents, as compared to $18,231 at December 31, 2011. We had negative working capital of $20,066 at December 31, 2012 as compared to working capital of $4,555 at December 31, 2011.

Approach to Management’s Discussion and Analysis (MD&A)

The purpose of MD&A is to provide our shareholders and other interested parties with information necessary to gain an understanding of our financial condition, changes in financial condition and results of operations. As such, we seek to satisfy three principal objectives:

•	to provide a narrative explanation of the Company’s financial statements “in plain English” that enables the average investor to see the Company through the eyes of management;

•	to enhance the overall financial disclosure and provide the context within which financial information should be analyzed; and

•
to provide information about the quality of, and potential variability of, the Company’s earnings and cash flow, so that investors can ascertain the likelihood and relationship of past performance being indicative of future performance.

We believe the best way to achieve this is to give the reader:

•	An understanding of our operating environment and its risks;

•	An outline of our critical accounting policies;

•	A review of our corporate governance structure;

•	A review of the key components of the financial statements and our cash position and capital resources;

•	A review of the important trends in the financial statements and our cash flow; and

•	Disclosure on our internal controls and procedures.

Operating Environment

We have had no source of revenue since the beginning of third quarter 2007. Based on current and projected operating levels, we do not believe that we can maintain our liquidity position at a consistent level, on a short-term or long-term basis, without a new business model and outside funding, or continued funding from our stockholder/officers.

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

Our audited financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current circumstances raise substantial doubt about the likelihood that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Key Components of the Financial Statements and Important Trends

The Company’s financial statements, including the Balance Sheets, the Statements of Operations, the Statements of Cash Flows and the Statements of Stockholders’ Equity (Deficit), should be read in conjunction with the notes thereto included elsewhere in this report. MD&A explains the key components of each of these financial statements, key trends and reasons for reporting period-to-period fluctuations.

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

The Statement of Stockholders’ Equity (Deficit) shows the impact of the operating results on the Company’s equity. In addition, this statement shows new equity brought into the Company through stock sales. This is discussed further in MD&A under  Liquidity and Capital Resources.

Results of Operations

The following discussion and analysis relates to our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011. The following discussion should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this report.

Continuing Operations

For the Year Ended December 31, 2012, Compared to the Year Ended December 31, 2011

Revenues

There were no revenues for the years ended December 31, 2012 and December 31, 2011.

Operating Expenses

Operating expenses for the year ended December 31, 2012 decreased to $23,000 from $31,000 for the year ended December 31, 2011.  The decrease in operating expenses resulted from a decrease in general and administrative expenses.

Net Loss

The net loss was $25,000 for the year ended December 31, 2012, compared to a net loss of $33,000 for the year ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2012, we had $1,381 in cash and cash equivalents as compared to $18,231 at December 31, 2011. We had negative working capital of $20,066 at December 31, 2012 as compared with working capital of $4,555 at December 31, 2011.

The Company's two stockholder/officers have been advancing cash to the Company to pay for ongoing expenses.  There were $8,000 of outstanding loans at December 31, 2012.

Net Operating Loss Carryforwards

At December 31, 2012, we had net operating loss carryforwards for Federal income tax purposes of approximately $9,600,000 which may be available to offset future Federal taxable income, if any, through 2031. These net operating loss carryforwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates . We have not entered into any derivative financial instruments to manage interest rate risk or for speculative purposes and we are not currently evaluating the future use of such financial instruments.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Spatializer Audio Laboratories, Inc.:

We have audited the accompanying balance sheets of Spatializer Audio Laboratories, Inc. (Company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended then. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spatializer Audio Laboratories, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RAMIREZ JIMENEZ INTERNATIONAL CPAs

Irvine, California
February 26, 2013

SPATIALIZER AUDIO LABORATORIES, INC.
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,381	$18,231

Other Current Assets	4,219	4,219

Total Current Assets	5,600	22,450

Total Assets	$5,600	$22,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable and Accrued Liabilities	$17,666	$17,895

Loans from Stockholders	8,000	-

Total Current Liabilities	25,666	17,895

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000 shares issued and outstanding	121,420	121,420
Additional Paid-In Capital	47,250,887	47,250,887
Accumulated Deficit	(47,392,373)	(47,367,752)
Total Stockholders’ Equity (Deficit)	(20,066)	4,555
Total Liabilities and Stockholders’ Equity (Deficit)	$5,600	$22,450

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Operating Expenses:
General and Administrative	$22,690	$31,395

Operating Loss	$(22,690)	$(31,395)

Loss before income taxes	$(22,690)	$(31,395)
Income Taxes	(1,931)	(1,985)

Net Loss	$(24,621)	$(33,380)

Basic and Diluted Loss per Share	$(.00)	$(.00)
Weighted-Average Shares Outstanding	12,142,000	8,463,416

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional		Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2010	6,500,000	$65,000	$47,219,856	$(47,334,372)	$(49,516)

Issuance of Common Stock	5,642,000	56,420	$31,031		87,451

Net Loss				(33,380)	(33,380)

Balance, December 31, 2011	12,142,000	$121,420	$47,250,887	$(47,367,752)	$4,555

Net Loss				(24,621)	(24,621)

Balance, December 31, 2012	12,142,000	$121,420	$47,250,887	$(47,392,373)	$(20,066)

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net Loss	$(24,621)	$(33,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:
Other Current Assets	-	(4,219)
Accounts Payable and Accrued Liabilities	(229)	7,253

Net Cash Used In Operating Activities	(24,850)	(30,346)
Cash Flows From Financing Activities:
Issuance of Common Stock	-	20,000
Loans From Stockholders	8,000	27,451
Net Cash Provided by Financing Activities	8,000	47,451
Increase (decrease) in Cash and Cash Equivalents	(16,850)	17,105
Cash and Cash Equivalents, Beginning of Period	18,231	1,126
Cash and Cash Equivalents, End of Period	$1,381	$18,231
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$1,931	$2,116

Supplemental disclosure of non-cash financing activity:
Repayment of loans from stockholders through issuance of common stock	$-	67,451

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

(1) Ability to Continue as a Going Concern; Sale of Substantially All Assets

Until 2007, Spatializer Audio Laboratories, Inc. (Company) was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets.

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

(2) Significant Accounting Policies

Basis of Presentation — The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents — Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Earnings Per Share —Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company generated net losses in 2012 and 2011, outstanding stock options would have been anti-dilutive and were not applicable to these calculations.

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

Use of Estimates — Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles in the United States. Actual results could differ from those estimates.

Fair Value of Financial Instruments — The carrying values of cash equivalents, accounts payable and accrued liabilities, and loans from stockholders at December 31, 2012 and 2011 approximated fair value due to their short maturity or nature.

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

(4) Income Taxes

Income tax expense for the years ended December 31, 2012 and 2011 consisted of the following:

	2012	2011

State franchise taxes	$1,931	$1,985
Federal taxes	0	0

Total	$1,931	$1,985

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets is composed primarily of the net loss carry forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and has established a valuation allowance to fully reserve the deferred tax assets at December 31, 2012 and 2011. Additionally, the ultimate realizability of net operating losses may be limited by change of control provisions under Section 382 of the Internal Revenue Code. The Company’s income tax returns remain subject to examination for the years 2009 through 2012 for federal and state purposes.

(5) Subsequent Events

In January, 2013 Jay Gottlieb, the Company’s President, loaned $12,000 to the Company on an interest-free basis to assist in funding its operating expenses. No other material subsequent events have occurred since December 31, 2012 that require recognition or disclosure in the financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Principal Executive Officer and Principal Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, internal control over financial reporting was effective.

The financial statements of the Company have been audited by the independent registered public accounting firm of Ramirez Jimenez International CPAs who were given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the Board of Directors. This annual report does not include an attestation report from the Company’s accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the Principal Executive Officer and Principal Financial Officer, that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Director, Executive Officers and Corporate Governance

Directors and Officers

Michael Pearce, age 51, has been Chairman of the Board of Pernix Theraputics, Inc. since March 2010 and Chief Executive Officer and President of Golf Trust of America, Inc. since November 8, 2007. Mr. Pearce has been a private investor in various companies since 2002, with emphasis in distressed securities of publicly traded entities. From late 1999 through 2001, he served as Chief Executive Officer of iEntertainment Network. From 1996 to 1998, he served as Senior Vice President of Sales and Marketing of publicly traded VocalTec Communications, later returning in 1999 in a consulting capacity to its Chairman on matters pertaining to strategic alternatives, business development and mergers and acquisitions. From 1983 to 1996, he was employed in various technology industry management positions, including Senior Vice President of Sales and Marketing at Ventana Communications, a subsidiary of Thomson Corporation; Vice President of Sales at Librex Computer Systems, a subsidiary of Nippon Steel; and National Sales Manager at Hyundai Electronics America. From 1979 to 1983, he attended Southern Methodist University.

Joshua Krom, age 36, is the President of Realty Asset Management, LLC, a full service real estate company which has specialized in acquiring and rapidly repositioning distressed properties with the goal of maximize its investors’ returns.  Mr. Krom has significant experience in the financial analysis of residential portfolios, retail, industrial and apartment buildings.  Prior to forming Realty Asset Management, LLC, Mr. Krom practiced real estate and corporate law.  He is a licensed attorney and real estate broker in California and a licensed real estate broker in Nevada.  Mr. Krom received his Juris Doctorate degree from Emory University School of Law where he was a Dean’s Honors recipient.  He graduated with High Honors from the University of California, Santa Barbara where he received a Bachelor of Arts Degree in Communications.

Gregg Schneider, age 36, is a private investor who specializes in undervalued publicly traded securities. During the past fourteen years, Mr. Schneider has been an active dealer in numismatic items, specializing in U.S. rare coins and currency. Mr. Schneider attended two years of courses at UCLA and is involved in several charitable organizations.

Jay Gottlieb, age 68, has been a director since May 2007. Mr. Gottlieb has been a private investor in various companies since 1998. He is involved in analysis and investment in undervalued special situations and shell corporations. He presently owns between 5% and 25% of several public companies and is a member of the Board of Directors of the Company. From 1992 to 1998 he was the editor of an investment service that analyzed and published extensive data on companies planning initial public offerings. From 1977 to 1991, Mr. Gottlieb was the President and Chairman of the Board of The Computer Factory, Inc. (NYSE), a nationwide organization involved in retail and direct sales, servicing and leasing of personal computers. From 1969 to 1988, he was President of National Corporate Sciences, Inc., a registered investment advisory service. Mr. Gottlieb holds a Bachelor of Arts from New York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 furnished to us during the fiscal year ended December 31, 2012, we are not aware of any director, officer or beneficial owner of more ten percent (10%) of the common stock of the Company who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company does not currently have any employees.  The following summarizes payments made to its officers (both of whom are unpaid).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Options Awards	Bonus	All Compensation	Total

Jay Gottlieb	2012	$0	$0	$0	$0	$0
Chairman of the Board, CEO	2011	$0	$0	$0	$0	$0

Gregg Schneider	2012	$0	$0	$0	$0	$0
Chief Financial Officer	2011	$0	$0	$0	$0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards

Number of Securities	Number of Securities
Underlying	Underlying
Unexercised	Unexercised	Weighted Average	Option
Options(#)	Options(#)	Option Exercise	Expiration
Exercisable	Unexercisable	Price($)	Date

0	0	$0	0

There are no outstanding options at the end of 2012.

Director Compensation

None of the Company’s directors received any cash compensation, stock option awards or other arrangements for services provided in their capacity as directors during the fiscal year ended December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information (except as otherwise indicated by footnote) as to shares of common stock owned as of February 28, 2013 or which can be acquired within sixty days of February 28, 2013 by (i) each person known by management to beneficially own more than five percent (5%) of Spatializer’s outstanding common stock, (ii) each of Spatializer’s directors, and officers, and (iii) all executive officers and directors as a group.  On February 28, 2013, there were 12,142,000 shares of common stock outstanding.

	AMOUNT AND
	NATURE OF
	BENEFICIAL	PERCENT OF
NAME OF BENEFICIAL OWNER	OWNERSHIP	CLASS

Jay Gottlieb (2)	4,667,484	38.44%
Greggory A. Schneider (1)(3)	2,781,766	22.91%
Mike Pearce	0
All directors and executive officers as a group (3 persons)(1)	7,449,250	61.35%

(1)
The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)	Based on the Schedule 13-D filed by Mr. Gottlieb with the Securities and Exchange Commission on December 3, 2009. Mr. Gottlieb’s address is 27 Misty Brook Lane, New Fairfield, Connecticut 06812.

(3)	Based on the Schedule 13-D filed by Mr. Schneider with the Securities and Exchange Commission on April 30, 2008. Mr. Schneider’s address is 10445 Wilshire Blvd., #1806, Los Angeles, California 90024.

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

Item 14.  Principal Accountant Fees and Services

The following summarizes the fees paid or payable to Ramirez Jimenez International CPAs in connection with services related to the fiscal years ended December 31, 2012 and 2011:

	December 31,
	2012	2011

Audit Fees (1)	$14,000	$14,000

Audit Related Fees

All Other Fees

Total Fees	$14,000	$14,000

(1)	Audit Fees are fees for professional services rendered for the annual audit and for reviews of quarterly financial statements included in Form 10-Q filings.

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

32.1
Certification Pursuant to Rule 13a-14(b)/15d-14(b) and Section 1350, Chapter 63, Title 18 of the United States Code (Certification will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended).

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

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

Dated: February 28, 2013	By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, Secretary,
Treasurer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Josh Krom	Director	February 28, 2013
Josh Krom

/s/ Michael Pearce	Director	February 28, 2013
Michael Pearce

/s/ Gregg Schneider	Director , Chief Financial and Principal Financial Officer	February 28, 2013
Gregg Schneider

/s/ Jay Gottlieb	Chairman of the Board, Secretary,	February 28, 2013
Jay Gottlieb	Treasurer and Principal Executive Officer