Form 10-Q
period 2013-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2013-05-02
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue–15th Floor
New York, New York 10022
(Address of principal corporate offices)

Telephone Number: (212)  231-8359
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 2, 2013, there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2013

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	4

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (Unaudited)	5

	Notes to Unaudited Financial Statements	6-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II. OTHER INFORMATION		12

Signatures		14

Exhibits

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,160	$1,381
Other Current Assets	4,219	4,219

Total Current Assets	5,379	5,600

Total Assets	$5,379	$5,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Liabilities	$10,143	$17,666

Loans from Stockholders	20,000	8,000

Total Current Liabilities	30,143	25,666

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000 shares issued and outstanding	121,420	121,420
Additional Paid-In Capital	47,250,887	47,250,887
Accumulated Deficit	(47,397,071)	(47,392,373)

Total Stockholders’ Equity (Deficit)	(24,764)	(20,066)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,379	$5,600

 The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Month Period Ended
	March 31, 2013	March 31, 2012
O Operating Expenses :
G General and Administrative	$4,698	$4,045

O Operating Loss	(4,698)	(4,045)

InLoss Before Income Taxes	(4,698)	(4,045)
InIncome Taxes	0	0

N Net Loss	$(4,698)	$(4,045)
B Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding – Basic and Diluted	12,142,000	12,142,000

 The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(4,698)	$(4,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:
Accounts Payable and Accrued Liabilities	(7,523)	(8,100)
Net Cash Used In Operating Activities	(12,221)	(12,145)

Cash Flows from Financing Activities:
Loans from Stockholders	12,000	0

Decrease in Cash and Cash Equivalents	(221)	(12,145)

Cash and Cash Equivalents, Beginning of Period	1,381	18,231
Cash and Cash Equivalents, End of Period	$1,160	$6,086
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$148	$0
Income Taxes	1,450	0

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2012 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

(3) Income Taxes

At March 31, 2013, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

The Company’s income tax returns remain subject to examination for the years 2009 through 2012 for federal and state purposes.

(4) Subsequent Events

During April 2013, Jay Gottlieb, the Company’s President, loaned $5,000 to the Company on an interest-free basis to assist in funding its operating expenses. No other material subsequent events have occurred since March 31, 2013 that require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the audited financial statements and the notes thereto included in the Form 10-K and the unaudited interim financial statements and notes thereto included in this report. The Company plans to continue as a public entity and continues to seek merger, acquisition and business combination opportunities with other operating businesses or other appropriate financial transactions. Until such an acquisition or business combination is effectuated, the Company does not expect to have significant operations.

This report contains forward-looking statements, within the meaning of the Private Securities Reform Act of 1995, which are subject to a variety of risks and uncertainties. Our actual results, performance or achievements may differ significantly from the results, performance or achievements expressed or implied in such forward-looking statements.

Executive Overview

Revenues were $0 for the quarter ended March 31, 2013, compared to $0 for the quarter ended March 31, 2012.

Net loss was $4,698 for the quarter ended March 31, 2013, compared to a net loss of $4,045 for the quarter ended March 31, 2012.

At March 31, 2013, we had $1,060 in cash and cash equivalents as compared to $1,381 at March 31, 2012. The decrease in cash resulted primarily from payment of liabilities and operating expenses incurred from the costs of maintaining the corporate entity as a public entity. We had negative working capital of $24,764 at March 31, 2013, as compared with working capital of $510 at March 31, 2012.

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

Certain other risk factors are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 on file with the Securities and Exchange Commission.

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

Results of Operations

Net Loss

Our net losses for the three months ended March 31, 2013 were $4,698, compared to net loss of $4,045 in the comparable period last year.

Operating Expenses

Operating expenses in the three ended March 31, 2013 were $4,698, compared to operating expenses of $4,045, in the comparable period last year.

Liquidity and Capital Resources

At March 31, 2013, we had $1,160 in cash and cash equivalents as compared to $1,381 at December 31, 2012. The decrease in cash resulted primarily from payment of liabilities and operating expenses incurred. We had negative working capital of $24,764 at March 31, 2013, as compared with negative working capital of $20,066 at December 31, 2012.

Based on current and projected operating levels, we believe that we can maintain our liquidity position at a consistent level, on a short-term basis. However, we do not believe our current cash reserves are sufficient for us to meet our operating obligations for more than 2-3 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At March 31, 2013, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Office and Principal Financial Officer concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchases during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 6. EXHIBITS

31.1	CEO-Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	CFO-Certification Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	CEO-Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO-Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
___________
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

SPATIALIZER AUDIO LABORATORIES, INC.
(Registrant)

Dated: May 2, 2013	By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary, Treasurer and Principal Executive Officer

/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer