Form 10-Q
period 2013-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2013-08-01
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

410 Park Avenue-15th Floor New York, New York 10022
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

Large accelerated filer ☐	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑          No ☐

As July 31, 2013, there were 12,142,000 shares of the Registrant’s Common Stock outstanding.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2013

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	3

	Condensed Statements of Operations for the Three Months Ended June 30, 2013 and 2012	4

	Condensed Statements of Operations for the Six Months Ended June 30, 2013 and 2012	5

	Condensed Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012	6

	Notes to Unaudited Financial Statements	7-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II. OTHER INFORMATION

Signatures		15

Exhibits

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED BALANCE SHEETS
(unaudited)

	June 30, 2013	December 31, 2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$2,428	$1,381

Other Current Assets	4,219	4,219
Total Current Assets	6,647	5,600

Total Assets	$6,647	$5,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Liabilities	10,303	17,666

Loans from Stockholders	25,000	8,000

Total Current Liabilities	35,303	25,666

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common shares, $.01 par value, 300,000,000 shares authorized, 12,142,000 shares issued and outstanding	121,420	121,420
Additional Paid-In Capital	47,250,887	47,250,887
Accumulated Deficit	(47,400,963)	(47,392,373)
Total Stockholders’ Equity (Deficit)	(28,656)	(20,066)
	$6,647	$5,600

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30, 2013	June 30, 2012
Operating Expenses :
General and Administrative	3,892	4,082

Operating Loss	(3,892)	(4,082)

Loss Before Income Taxes	(3,892)	(4,082)
Income Taxes	0	0

Net Loss	$(3,892)	$(4,082)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	12,142,000	12,142,000

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating Expenses :
General and Administrative	8,590	8,127

Operating Loss	(8,590)	(8,127)

Loss Before Income Taxes	(8,590)	(8,127)
Income Taxes	0	0

Net Loss	$(8,590)	$(8,127)
Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	12,142,000	12,142,000

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Loss	$(8,590)	$(8,127)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Other Current Assets
Accounts Payable and Accrued Liabilities	(7,363)	(7,904)
Net Cash Used In Operating Activities	(15,953)	(16,031)

Cash Flows from Financing Activities:
Loans from Officers	17,000	0

Increase (Decrease) in Cash and Cash Equivalents	1,047	(16,031)

Cash and Cash Equivalents, Beginning of Period	1,381	18,231
Cash and Cash Equivalents, End of Period	$2,428	$2,200
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	0	0

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

The foregoing interim financial information is unaudited and has been prepared from the books and records of the Company. The financial information reflects all adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows of the Company in conformity with generally accepted accounting principles. All such adjustments were of a normal recurring nature for interim financial reporting. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Accordingly, your attention is directed to footnote disclosures found in the December 31, 2012 Annual Report and particularly to Note 2 thereof, which includes a summary of significant accounting policies.

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

(3) Income Taxes

At June 30, 2013, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

The Company’s income tax returns remain subject to examination for the years 2009 through 2012 for federal and state purposes.

(4) Subsequent Events

In July 2013 Jay Gottlieb, the Company's president loaned the Company $2,000 on an interest-free basis to pay for ongoing expenses. No other material subsequent events have occurred since June 30, 2013 that require recognition or disclosure in the financial statements.

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

Executive Overview

Revenues were $0 for the quarter ended June 30, 2013, compared to $0 for the quarter ended June 30, 2012.

Net loss was $3,892 for the quarter ended June 30, 2013 and $8,590 for the six months then ended ($0.00 basic and diluted per share), compared to a net loss of $4,082 for the quarter ended June 30, 2012 and $8,127 for the six months then ended ($0.00 basic and diluted per share).

At June 30, 2013, we had $2,428 in cash and cash equivalents as compared to $1,381 at December 31, 2012. We had negative working capital of $28,656 at June 30, 2013, as compared with negative working capital of $20,066 at December 31, 2012.

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

Results of Operations

Net Loss

Our net loss for the three months ended June 30, 2013 was $3,892, compared to a net loss of $4,082 in the comparable period last year. Our net loss for the six months ended June 30, 2013 was $8,590, compared to a net loss of $8,127 in the comparable period last year.

Operating Expenses

Operating expenses in the three months ended June 30, 2013 were $3,892, compared to operating expenses of $4,082 in the comparable period last year. Operating expenses in the six months ended June 30, 2013 were $8,590, compared to operating expenses of $8,127 in the comparable period last year.

Liquidity and Capital Resources

At June 30, 2013, we had $2,428 in cash and cash equivalents as compared to $1,381 at December 31, 2012. We had negative working capital of $28,656 at June 30, 2013, as compared with negative working capital of $20,066 at December 31, 2012.

Based on current and projected operating levels, we believe that we can maintain our liquidity position at a consistent level, on a short-term basis. However, we do not believe our current cash reserves are sufficient for us to meet our operating obligations for more than 2-3 months without raising additional capital. There is no current source of future cash flow for the Company.

Net Operating Loss Carry forwards

At June 30, 2013, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,500,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Office and Principal Financial Officer concluded that, as of June 30, 2013, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)

Dated: July 31, 2013	By:	/s/ Jay Gottlieb
Jay Gottlieb
Chairman of the Board, President, Secretary,
Treasurer and Principal Executive Officer

	By:	/s/ Greggory Schneider
Greggory Schneider
Director, Chief Financial and Principal Financial Officer