Form 10-Q
period 2014-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2014-05-07
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Name of registrant in its charter)

DELAWARE	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor, Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203) 542-0235
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,409,999 shares of Common Stock, $0.01 par value, as of May 6, 2014.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS

Current Assets:
Cash and Cash Equivalents	$22,470	$249
Other Current Assets	4,219	4,219

Total Current Assets	26,689	4,468

Total Assets	$26,689	$4,468

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,783	$22,695

Loans from Stockholders	2,000	2,000

Total Current Liabilities	4,783	24,695

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $.01 par value, 300,000,000 shares authorized, 15,409,999 and 12,142,025 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	154,100	121,420
Additional Paid-In Capital	47,268,207	47,250,887
Accumulated Deficit	(47,400,401)	(47,392,534)

Total Stockholders’ Equity (Deficit)	21,906	(20,227)

Total Liabilities and Stockholders’ Equity (Deficit)	$26,689	$4,468

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
O Operating Expenses :
General and Administrative	$7,584	$4,698

O Operating Loss	(7,584)	(4,698)

InLoss Before Income Taxes	(7,584)	(4,698)
InIncome Taxes	283	-

N Net Loss	$(7,867)	$(4,698)
B Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding – Basic and Diluted	14,901,647	12,142,000

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(7,867)	$(4,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:
Accounts Payable and Accrued Liabilities	(19,912)	(7,523)
Net Cash Used In Operating Activities	(27,779)	(12,221)

Cash Flows from Financing Activities:
Issuance of Common Stock	50,000	-
Loans from Stockholders	-	12,000
Net Cash Provided from Financing Activities	50,000	12,000

Increase (decrease) in Cash and Cash Equivalents	22,221	(221)

Cash and Cash Equivalents, Beginning of Period	249	1,381
Cash and Cash Equivalents, End of Period	$22,470	$1,160
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$148
Income Taxes	1,732	1,450

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2014

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Spatializer Audio Laboratories, Inc. (“Spatializer” or the “Company”) was incorporated under the laws of Delaware in 1994.  Until 2007, the Company was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. The principal business of the Company was closed down in 2007, and the Company has no further operating activities and is now a shell company.

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

The Company is quoted on the OTCQB of the OTC Marketplace under the symbol “SPZR”.

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2014

Income Taxes
Income taxes are provided under the asset and liability method and reflect the net tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company establishes valuation allowances when the realization of specific deferred tax assets is subject to significant uncertainty. The Company records no tax benefits on its operating losses, as the losses will have to be carried forward and realization of any benefit is uncertain.

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

Fair Value of Financial Instruments
The carrying values of the Company’s current assets and liabilities approximated fair value due to their short maturity or nature.

Recently Issued Accounting Pronouncements
There were various accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

2. INCOME TAXES

At March 31, 2014, we had net operating loss carry-forwards for Federal income tax purposes of approximately $9,600,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

The Company’s income tax returns remain subject to examination for the years 2010 through 2013 for federal and state purposes.

3. STOCK OPTION PLAN

There are no outstanding options as of March 31, 2014.

4. STOCKHOLDERS’ EQUITY

As previously reported on the Company’s Form 8-K, on January 15, 2014, the Company issued 3,267,974 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company’s operating expenses.

 5. SUBSEQUENT EVENTS

No material subsequent events have occurred since March 31, 2014 that require recognition or disclosure in the financial statements.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2014
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

CRITICAL ACCOUNTING POLICIES AND COMMENTS RELATED TO OPERATIONS

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

There have been no material changes or developments in the Company’s evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2013.

Management’s Discussion included in the Form 10-K for the year ended December 31, 2013 includes discussion of various factors and items related to the Company’s results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K and many of the items discussed in the Form 10-K are relevant to 2014 operations; thus the reader of this report should read Management’s Discussion included in Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Revenues
Revenues for the three months ended March 31, 2014 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months ended March 31, 2014 were $7,584 compared to $4,698 for the same period in 2013.  The increase was due to higher legal fees in 2014 as compared to 2013.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2014

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to reduce its expenses and improve the Company’s liquidity, including the previous sale and discontinuance of all operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company currently has no operating activities. There can be no assurances that the Company will be able to successfully complete a merger or acquisition or be able to maintain sufficient liquidity to continue to seek a merger or acquisition, in which case the Company might be forced to liquidate or seek protection under the Federal bankruptcy statutes, or both.

Net cash used by operating activities during the three months ended March 31, 2014 was $27,779 compared to $12,221 in the comparable period of 2013. The increase was attributable to a larger net loss and a decrease in accounts payable and accrued liabilities.

The Company did sell common stock in the three month period ended March 31, 2014 generating cash proceeds of $50,000.  In the three months ended March 31, 2013, the Company received $12,000 in loans from stockholders.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.    Risk Controls and Procedures

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

SPATIALIZER AUDIO LABORATORIES, INC.
OTHER INFORMATION
March 31, 2014
PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1a.   Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on the Company’s Form 8-K filed on January 17, 2014, on January 15, 2014 the Company issued 3,267,974 shares of its common stock, $0.01 par value, in a private placement to Lone Star Value Investors, LP at $0.0153 per share for total cash proceeds of $50,000. The proceeds of this issuance will be used to assist in funding the Company’s operating expenses.

There were no repurchases of Company securities made by or on behalf of the Company during the period covered by this report.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits:

The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
May 7, 2014	/s/ Kyle Hartley
Kyle Hartley
President and Chief Executive Officer
/s/ Kyle Hartley
Kyle Hartley
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as Amended.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).