Form 10-Q/A
period 2014-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2014-05-08
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Spatializer Audio Laboratories, Inc.. Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 7, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes formatted in XBRL.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
O Operating Expenses :
G General and Administrative	$7,584	$4,698

O Operating Loss	(7,584)	(4,698)

InLoss Before Income Taxes	(7,584)	(4,698)
InIncome Taxes	283	-

N Net Loss	$(7,867)	$(4,698)
B Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
WWeighted Average Shares Outstanding – Basic and Diluted	14,901,647	12,142,000

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