Form 10-Q
period 2014-06-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2014-08-11
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒	For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-26460

SPATIALIZER AUDIO LABORATORIES, INC.
(Name of registrant in its charter)

DELAWARE	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

53 Forest Avenue, First Floor, Old Greenwich, Connecticut	06870
(Address of principal executive offices)	(Zip Code)

(203) 489-9500
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,409,999 shares of Common Stock, $0.01 par value, as of July 20, 2014.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
For the Three Months Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED BALANCE SHEETS
AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30, 2014	December 31, 2013

ASSETS

Current Assets:
Cash and Cash Equivalents	$7,787	$249

Other Current Assets	4,219	4,219
Total Current Assets	12,006	4,468

Total Assets	$12,006	$4,468

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Liabilities	2,002	22,695

Loans from Stockholders	0	2,000

Total Current Liabilities	2,002	24,695

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding
Common shares, $.01 par value, 300,000,000 shares authorized, 15,409,999 and 12,142,025 shares issued and outstanding as of June 30, 2014 and December 31, 2013 respectively	121,420	121,420
Additional Paid-In Capital	47,300,887	47,250,887
Accumulated Deficit	(47,412,303)	(47,392,534)
Total Stockholders’ Equity (Deficit)	10,004	(20,227)
Total liabilities and stockholders’ equity (deficit)	$12,006	$4,468

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended
	June 30, 2014	June 30, 2013
Operating Expenses:
General and Administrative	11,716	3,892

Operating Loss	(11,716)	(3,892)

Loss Before Income Taxes	(11,716)	(3,892)
Income Taxes	185	0

Net Loss	$(11,901)	$(3,892)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	15,409,999	12,142,000

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating Expenses:
General and Administrative	19,302	8,590

Operating Loss	(19,302)	(8,590)

Loss Before Income Taxes	(19,302)	(8,590)
Income Taxes	467	0

Net Loss	$(19,769)	$(8,590)
Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	15,157,228	12,142,000

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(19,769)	$(8,590)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:

Other Current Assets
Accounts Payable and Accrued Liabilities	(20,693)	(7,363)
Net Cash Used In Operating Activities	(40,462)	(15,953)

Cash Flows from Financing Activities:
Issuance of Common Stock	50,000	0
Loans from Officers	(2,000)	17,000
Net Cash Provided from Financing Activities	48,000	17,000

Increase (Decrease) in Cash and Cash Equivalents	7,538	1,047

Cash and Cash Equivalents, Beginning of Period	249	1,381
Cash and Cash Equivalents, End of Period	$7,787	$2,428
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$0	$0
Income Taxes	467	0

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2014

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Spatializer Audio Laboratories, Inc. (the “Company”) was incorporated under the laws of Delaware in 1994.  Until 2007, the Company was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. The principal business of the Company was closed down in 2007, and the Company has no further operating activities and is now a shell company.

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

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
June 30, 2014

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

2. INCOME TAXES

At June 30, 2014, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $9,600,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

The Company’s income tax returns remain subject to examination for the years 2010 through 2013 for Federal and state purposes.

3. STOCK OPTION PLAN

There are no outstanding options as of June 30, 2014.

4. STOCKHOLDERS’ EQUITY

As previously reported on the Company’s Form 8-K, on January 15, 2014, the Company issued 3,267,974 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company’s operating expenses.

 5. SUBSEQUENT EVENTS

No material subsequent events have occurred since June 30, 2014 that require recognition or disclosure in the financial statements.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2014

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

RESULTS OF OPERATIONS

Revenues
Revenues for the three and six months ended June 30, 2014 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months and six months ended June 30, 2014 were $11,716 and $19,302, respectively, and were $3,892 and $8,590, respectively, for the comparable periods in 2013.  The increase is due to higher legal expenses in 2014 as compared to 2013.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2014

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

Net cash used by operating activities during the six months ended June 30, 2014 was $40,462 compared to $15,953 in the comparable period of 2013. The increase was attributable to a larger net loss and a decrease in accounts payable and accrued liabilities.

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
June 30, 2014
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits:
The following exhibits are filed as part of this report:

31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
August 11, 2014	/s/ Kyle Hartley
Kyle Hartley
President and Chief Executive Officer
/s/ Kyle Hartley
Kyle Hartley
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	CEO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	CFO Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text and in detail (XBRL).