Form 10-Q
period 2014-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2014-11-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ YES                      ☒ NO (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,409,999 shares of Common Stock, $0.01 par value, as of November 10, 2014.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q

For the Three Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED BALANCE SHEETS
AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
ASSETS

Current Assets:
Cash and Cash Equivalents	$9,126	$249

Other Current Assets	-	4,219
Total Current Assets	9,126	4,468

Total Assets	$9,126	$4,468

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Liabilities	2,300	22,695

Loans from Stockholders	-	2,000

Total Current Liabilities	2,300	24,695

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common shares, $.01 par value, 300,000,000 shares authorized, 15,409,999 and 12,142,025 shares issued and outstanding as of September 30, 2014 and December 31, 2013 respectively	121,420	121,420
Additional Paid-In Capital	47,300,887	47,250,887
Accumulated Deficit	(47,415,481)	(47,392,534)
Total Stockholders’ Equity (Deficit)_	6,826	(20,227)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,126	$4,468

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended
	September 30, 2014	September 30, 2013
O Operating Expenses :
General and Administrative	$3,113	$4,557

Operating Loss	(3,113)	(4,557)

Loss Before Income Taxes	(3,113)	(4,557)
Income Taxes	65	0

N Net Loss	$(3,178)	$(4,557)
B Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	15,409,999	12,142,000

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
O Operating Expenses :
General and Administrative	$22,414	$13,147

Operating Loss	(22,414)	(13,147)

Loss Before Income Taxes	(22,414)	(13,147)
Income Taxes	533	0

N Net Loss	$(22,947)	$(13,147)
B Basic and Diluted Earnings Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	15,242,411	12,142,000

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(22,947)	$(13,147)
Adjustments to reconcile net loss to net cash used in operating activities:

Net Change in Assets and Liabilities:
Other Current Assets	4,219	-
Accounts Payable and Accrued Liabilities	(20,395)	(8,050)
Net Cash Used In Operating Activities	(39,123)	(21,197)

Cash Flows from Financing Activities:
Issuance of Common Stock	50,000	0
Loans from Stockholders	(2,000)	20,500
Net Cash Provided by Financing Activities	48,000	20,500

Increase (Decrease) in Cash and Cash Equivalents	8,877	(697)

Cash and Cash Equivalents, Beginning of Period	249	1,381
Cash and Cash Equivalents, End of Period	$9,126	$684

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Income Taxes	533	0

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2014

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

Basis of presentation
The (a) balance sheet as of December 31, 2013 has been derived from audited financial statements and (b) the accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
September 30, 2014

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

Recently Issued Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The ASU is effective for all entities and for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of ASU No. 2014-15 is not expected to have a significant impact on the Company’s financial statements and related disclosures.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
September 30, 2014

2. INCOME TAXES

At September 30, 2014, the Company had net operating loss carry-forwards for Federal income tax purposes of approximately $9,600,000 which were available to offset future Federal taxable income, if any, through 2031. These net operating loss carry forwards are subject to an annual limitation of approximately $1,000,000. Utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law.

The Company’s income tax returns remain subject to examination for the years 2010 through 2013 for federal and state purposes.

3. STOCK OPTION PLAN

There are no outstanding options as of September 30, 2014.

4. STOCKHOLDERS’ EQUITY

As previously reported on the Company’s Form 8-K, on January 15, 2014, the Company issued 3,267,974 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance will be used to assist in funding the Company’s operating expenses.

 5. SUBSEQUENT EVENTS

No material subsequent events have occurred since September 30, 2014 that require recognition or disclosure in the financial statements.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2014

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

RESULTS OF OPERATIONS

Revenues
Revenues for the nine months ended September 30, 2014 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months and nine months ended September 30, 2014 were $3,113 and $22,414, respectively, and were $4,557 and $13,147, respectively, for the comparable periods in 2013.  The increase is due to higher legal expenses in 2014 as compared to 2013.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2014

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

Net cash used by operating activities during the nine months ended September 30, 2014 was $39,123 compared to $21,197 in the comparable period of 2013. The increase was attributable to a larger net loss and a decrease in accounts payable and accrued liabilities.

On January 15, 2014 within the nine months ended September 30, 2014, the Company sold common stock generating cash proceeds of $50,000.

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
September 30, 2014

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
November 13, 2014	/s/ Kyle Hartley
Kyle Hartley
President and Chief Executive Officer
/s/ Kyle Hartley
Kyle Hartley
Chief Financial Officer

.
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

_________________

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.