Form 10-Q/A
period 2014-09-30
SPATIALIZER AUDIO LABORATORIES INC
filed 2014-11-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .

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

________________________________________________________

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Report on Form 10-Q for the period ending September 30, 2014, originally filed with the Securities and Exchange Commission on November 13, 2014, is to correct an error in the XBRL (eXtensible Business Reporting Language) Interactive Data File. The reporting date of the Entity Common Stock, Shares Outstanding as reported within the Document and Entity Information was changed to read November 10, 2014. No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.
________________________________________________________

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
November 14, 2014	/s/ Kyle Hartley
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