Form 10-Q
period 2015-03-31
SPATIALIZER AUDIO LABORATORIES INC
filed 2015-05-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    ☒ YES  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☒ YES ☐ NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,409,999 shares of Common Stock, $0.01 par value, as of May 8, 2015.

SPATIALIZER AUDIO LABORATORIES, INC.
Quarterly Report on Form 10-Q
 For the Three Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,898	$5,085

Total Current Assets	3,898	5,085

Total Assets	$3,898	$5,085

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts Payable and Accrued Liabilities	$10,344	$8,956

Total Current Liabilities	10,344	8,956

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred shares, $.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common shares, $.01 par value, 300,000,000 shares authorized, 15,409,999 shares issued and outstanding	154,099	154,099
Additional Paid-In Capital	47,268,208	47,268,208
Accumulated Deficit	(47,428,753)	(47,426,178)

Total Stockholders' Deficit	(6,446)	(3,871)

Total Liabilities and Stockholders' Deficit	$3,898	$5,085

The accompanying notes are an integral part of these statements.

 SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
Operating Expenses :
General and Administrative	$2,300	$7,584

Operating Loss	(2,300)	(7,584)

Loss Before Income Taxes	(2,300)	(7,584)
Income Taxes	275	283

Net Loss	$(2,575)	$(7,867)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	15,409,999	14,901,647

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(2,575)	$(7,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Net Change in Assets and Liabilities:
Accounts Payable and Accrued Liabilities	1,388	(19,912)
Net Cash Used In Operating Activities	(1,187)	(27,779)

Cash Flows from Financing Activities:
Issuance of Common Stock	-	50,000
Net Cash Provided from Financing Activities	-	50,000

Increase (decrease) in Cash and Cash Equivalents	(1,187)	22,221

Cash and Cash Equivalents, Beginning of Period	5,085	249
Cash and Cash Equivalents, End of Period	$3,898	$22,470
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	275	1,732

The accompanying notes are an integral part of these statements.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2015

OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
Spatializer Audio Laboratories, Inc. (the "Company") was incorporated under the laws of Delaware in 1994.  Until 2007, the Company was a developer, licensor and marketer of next generation technologies for the consumer electronics, personal computing, entertainment and cellular telephone markets. The principal business of the Company was closed down in 2007, and the Company has no further operating activities and is now a shell company.

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

The Company is quoted on the OTCQB of the OTC Marketplace under the symbol "SPZR".

Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. Accordingly they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2014.

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
March 31, 2015

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

Fair Value of Financial Instruments
The carrying values of the Company's current assets and liabilities approximated fair value due to their short maturity or nature.

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

2. INCOME TAXES

At March 31, 2015, the Company had net operating loss carry-forwards for Federal income tax purposes of which may be available to offset future Federal taxable income, if any. These net operating loss carry forwards are subject to an annual limitation and utilization of these loss carryforwards is subject to further limitation as a result of change in ownership of the Company, as defined by Federal tax law. Management believes these loss-carryforwards will likely not be fully realized.

The Company's income tax returns remain subject to examination for the years 2011 through 2014 for federal and state purposes.

3. STOCK OPTION PLAN

There are no outstanding stock options as of March 31, 2015.

SPATIALIZER AUDIO LABORATORIES, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2015

4. STOCKHOLDERS' EQUITY

On January 15, 2014, the Company issued 3,267,974 shares of common stock to Lone Star Value Investors, LP, an entity controlled by a former director and officer of the Company, for cash proceeds of $50,000.  The proceeds of this issuance are used to assist in funding the Company's operating expenses.

 5. SUBSEQUENT EVENTS

On April 17, 2015, the Company issued a Promissory Note (the "Note") in the principal amount of $50,000 to Lone Star Value Investors, LP. Under the terms of the Note, interest on the outstanding principal amount accrues at a rate of 10% per annum, and all amounts outstanding under this Note are due and payable on or before April 30, 2020. The Company intends to use the proceeds for legal and operating expenses.

 On April 20, 2015, the Board of Directors of the Company was granted discretionary authority to implement a reverse stock split of the outstanding shares of common stock on the basis of one post-reverse split share for up to every 18 pre-reverse split shares to occur as soon as practicable, with the exact time of the reverse stock split and the exchange ratio of the reverse split to be determined by the Board of Directors of the Company.  A proposed 1-for-18 reverse stock split of the outstanding shares of common stock would reduce the outstanding shares of common stock from 15,409,999 shares to approximately 875,000 shares.

The Board of Directors was also granted discretionary authority to file a Certificate of Amendment of the Certificate of Incorporation that will decrease the authorized number of shares of the Company's common stock to 100,000,000 shares. The Board was also granted discretionary authority to file a Certificate of Amendment of the Certificate of Incorporation that will change the name of the Company to AMERI Holdings, Inc. Further the Board of Directors was granted discretionary authority to adopt the 2015 Equity Incentive Award Plan (the "Plan") and granted discretionary authority to the executive officers to implement and administer the Plan.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
March 31, 2015

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

There have been no material changes or developments in the Company's evaluation of the accounting estimates and the underlying assumptions or methodologies that it believes to be Critical Accounting Policies and Estimates as disclosed in its Form 10-K for the year ended December 31, 2014.

Management's Discussion included in the Form 10-K for the year ended December 31, 2014 includes discussion of various factors and items related to the Company's results of operations and liquidity. There have been no other significant changes in most of the factors discussed in the Form 10-K other than those indicated within the section "Subsequent Events" within Item 1 above. Many of the items discussed in the Form 10-K are relevant to 2015 operations; thus the reader of this report should read Management's Discussion included in Form 10-K for the year ended December 31, 2014 and Informational Statements filed in May 2015.

RESULTS OF OPERATIONS

Revenues
Revenues for the three months ended March 31, 2015 were zero, since all operations were discontinued as of September 30, 2007.

General and Administrative
General and administrative expenses for the three months ended March 31, 2015 and March 31, 2014 were $2,300 and $7,584, respectively.  The decrease is due to decreased legal fees.

SPATIALIZER AUDIO LABORATORIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
March 31, 2015

LIQUIDITY AND CAPITAL RESOURCES

The Company has undertaken steps to reduce its expenses and improve the Company's liquidity, including the previous sale and discontinuance of all operations.

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

Net cash used by operating activities during the three months ended March 31, 2015 was $1,187 compared to $27,779 in the comparable period of 2014. The decrease was due to a decrease in accounts payable and accrued liabilities during the quarterly period ended March 31, 2014 and a decrease in the net loss in 2015 as compared to 2014.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the Principal Executive Officer and Principal Financial Officer,that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SPATIALIZER AUDIO LABORATORIES, INC.
OTHER INFORMATION
March 31, 2015
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

In addition to the other information set forth in this Quarterly Report, stockholders should carefully consider the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 17, 2015, the Company issued a Promissory Note (the "Note") in the principal amount of $50,000 to Lone Star Value Investors, LP. Under the terms of the Note, interest on the outstanding principal amount accrues at a rate of 10% per annum, and all amounts outstanding under this Note are due and payable on or before April 30, 2020. The Company intends to use the proceeds for legal and operating expenses.

 On April 20, 2015, the Board of Directors of the Company was granted discretionary authority to implement a reverse stock split of the outstanding shares of common stock on the basis of one post-reverse split share for up to every 18 pre-reverse split shares to occur as soon as practicable, with the exact time of the reverse stock split and the exchange ratio of the reverse split to be determined by the Board of Directors of the Company.  A proposed 1-for-18 reverse stock split of the outstanding shares of common stock would reduce the outstanding shares of common stock from 15,409,999 shares to approximately 875,000 shares.

The Board of Directors was also granted discretionary authority to file a Certificate of Amendment of the Certificate of Incorporation that will decrease the authorized number of shares of the Company's common stock to 100,000,000 shares. The Board was also granted discretionary authority to file a Certificate of Amendment of the Certificate of Incorporation that will change the name of the Company to AMERI Holdings, Inc. Further the Board of Directors was granted discretionary authority to adopt the 2015 Equity Incentive Award Plan (the "Plan") and granted discretionary authority to the executive officers to implement and administer the Plan.

Many of the items discussed in the Schedule 14C are relevant to shareholder's ownership and rights; thus the reader of this report should fully read the information contained within the Schedule 14C filed on May 6, 2015.

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

SPATIALIZER AUDIO LABORATORIES, INC. (Registrant)
May 14, 2015	/s/ Kyle Hartley
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