Form 10-Q
period 2015-06-30
AMERI Holdings, Inc.
filed 2015-08-14
CIK 890821

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 000-26460

AMERI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Canal Pointe Building Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(732) 243-9250
Registrant's telephone number, including area code

Former Address: 100, Menlo Park Drive, Suite 316, Edison, New Jersey 08837
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding as of August 13, 2015 was 11,639,066.

AMERI HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
 AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	March 31, 2015
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,377,590	$825,621
Accounts receivable	4,683,596	2,981,574
Other current assets	266,747	180,622
Total current assets	9,327,933	3,987,817

Investments	-	340,000

Fixed assets - net	30,221	29,906

Intangible assets - net	1,072,165	100,000

Security deposit	6,250	3,750

Total assets	$10,436,569	$4,461,473

Liabilities and Stockholders' Equity

Long Term liabilities:
Convertible notes	$5,000,000	$-
Current liabilities:
Accounts payable	3,426,992	2,936,608
Other current liabilities	442,524	146,791
Taxes payable	448,643	405,218
Total liabilities	9,318,159	3,488,617

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorised, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized,
11,639,066 and 9,992,828 issued and outstanding as at June 30, 2015
and March 31, 2015, respectively	116,390	99,928
Additional paid-in capital	53,131	35,072
Retained earnings	948,825	837,856
Total stockholders' equity	1,118,346	972,856

Total liabilities and stockholders' equity	$10,436,569	$4,461,473

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months Period ended June 30,
	2015	2014

Net revenue	$3,930,938	$3,993,326

Cost of revenue	2,948,275	2,913,348

Gross profit	982,663	1,079,978

Operating expenses:

Selling, general and administration expenses	489,719	504,805
Merger and acquisition cost	304,924	-

Operating income before other income / (expenses):	188,020	575,173

Interest expense	(25,542)	-

Depreciation and amortization	(8,048)	(8,572)

Interest income	28	-

Net income before income tax	154,458	566,601
Income tax expense	(43,489)	(158,236)

Net and comprehensive income for the period	$110,969	$408,365
Basic income (loss) per share	0.01	0.04
Diluted income (loss) per share	0.01	0.04
Basic weighted average number of shares	11,055,189	9,992,828
Diluted weighted average number of shares	16,666,101	9,992,828

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three months ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$110,969	$408,365
Adjustment to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	8,048	8,572
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,702,022)	(637,391)
Other current assets	(86,125)	(341,686)
Security deposit	(2,500)	(3,750)
Increase (decrease) in:
Accounts payable and accrued expenses	490,384	353,399
Other current liabilities	295,733	286,906
Taxes payable	43,425	158,235
Net cash provided by (used in) operating activities	(842,024)	232,650

Cash flows from investing activities:
Purchase of fixed assets	(2,113)	(35,296)
Increase in intangibles	(978,415)	(125,000)
Investments	340,000	-
Net cash provided by (used in) investing activities	(640,528)	(160,296)

Cash flows from financing activities:
Proceeds from issue of convertible note	5,000,000	-
Issuance of capital	34,521	125,000
Net cash provided by financing activities	5,034,521	125,000

Net increase (decrease) in cash and cash equivalents	3,551,969	197,354
Cash at the beginning of the year	825,621	374,706
Cash at the end of the year	$4,377,590	$572,060

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$542	$-
Income taxes	-	26,405
Issuance of restricted stock awards	$2,039	-

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

AMERI HOLDINGS, Inc. ("AMERI", the "Company", "we", or "our") is a strategic consulting firm that brings a synergistic blend of classic consulting and product-based consulting services to its customer base. Headquartered in Princeton, New Jersey, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology.

In this Quarterly Report on Form 10-Q (the "Form 10-Q"), we use the terms "AMERI," "AMERI HOLDINGS," "we," "our Company," "the Company," "our" and "us" to refer to AMERI HOLDINGS, Inc. and its wholly-owned subsidiaries, which are described in on the Current Report Form 8-K as filed with the Securities and Exchange Commission (the "SEC") on June 1, 2015 (the "June 2015 Form 8-K").

On May 26, 2015, we completed a "reverse merger" transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly-created, wholly-owned subsidiary, to be merged with and into Ameri and Partners Inc. (dba Ameri100), a Delaware corporation ("Ameri & Partners") (the "Merger").  As a result of the Merger, Ameri & Partners became our wholly-owned subsidiary with Ameri & Partners' former stockholders acquiring a majority of the outstanding shares of our common stock.  The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the "Merger Agreement").  Immediately prior to the closing of the Merger, we changed our corporate name to AMERI Holdings, Inc. from our previous name Spatializer Audio Laboratories, Inc.  Our trading symbol on the OTCQB marketplace was changed to "AMRH" from "SPZR."

As a result of the Merger, we are now a next generation technology-management solutions firm.  We have built products and services to assist Global 2000 companies by architecting and delivering the best technology solutions enabling customers to transform their business processes.  We have built a new method of measuring the effectiveness of technology deployments across large and medium size companies.  Through acquisitions, we have built deep consulting expertise in business process management and enterprise resource planning particularly surrounding SAP software and technology.

2.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by AMERI pursuant to the rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in June 2015 Form 8-K.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size and scope of our projects and the efficiency with which we utilize our employees. Substantially all of our revenue is generated within North America.

Other comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

3.	BUSINESS COMBINATIONS:

Acquisition of Linear Logic Corporation: On April 1, 2015, the Company acquired all of the assets and liabilities of Linear Logics Corp. (referred to as "Linear" and "Linear Logics"), pursuant to the terms of a Share Purchase Agreement (the "Linear Acquisition"). Headquartered in Glen Mills, Philadelphia, Linear Logics Corporation is a leading provider of Supply Chain Management Solutions. Linear Logics was started by professionals with several decades of combined experience in Manufacturing, Planning, Logistics, and System Integration.  The unique capability of bridging the gap between the business process and the use of appropriate technology has been a driver to extract value from the customer Supply chain. Linear Logics is a SAP partner and has co-developed solutions for Sales and Operations Planning and Demand Management using SAP technology.

The Company determined the total allocable purchase price consideration to be $1.05 million. Purchase consideration is broken down into three parts namely, 1/3 cash, 1/3 stock, and 1/3 earn out. Out of the purchase consideration, $1 million was agreed to be paid in three instalments, 34% of which was paid at the time of signing the agreement, 33% was paid in May 2015 and final 33% to be paid in Jan 2016.

An earnout agreement was entered into in connection with the Linear Acquisition under which the former Linear shareholders are eligible to receive additional contingent consideration. Earnout consideration to be paid, if any, to Linear will be based upon the achievement of certain performance measures (and is not impacted by continued employment status) over two consecutive twelve-month earnout periods, concluding on April 1, 2017.
In connection with the Linear Acquisition, the Company made certain estimates related to the fair value of assets acquired, liabilities assumed, contingent earnout consideration and identified intangibles.

The Company performed a fair value allocation of the purchase price among assets, liabilities and identified intangible assets. The allocation of the purchase price was as follows:

Total
(In Thousands)
Accounts receivable	$140,101
Cash and cash equivalents	317,970
Rent Deposits	2,500
Accounts payable and accrued expenses	(219,968)
Products	814,522

Total purchase price	$1,055,125

The Linear Acquisition was accounted for as a purchase transaction, and accordingly, the results of operations, commencing April 1, 2015, are included in the Company's accompanying consolidated statement of income.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	REVENUE RECOGNITION:

The Company recognizes revenue primarily through the provision of consulting services.

We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into two specific categories: time and materials and fixed-price.

We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 60 days from invoice date.

When a customer enters into a time and materials, fixed-price or a periodic retainer-based contract, the Company recognizes revenue in accordance with its evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, the Company then measures and allocates the consideration from the arrangement to the separate units, based on vendor specific objective evidence ("VSOE") of the value for each deliverable.

The revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. We routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. This method is used because reasonably dependable estimates of costs and revenue earned can be made, based on historical experience and milestones identified in any particular contract. If we do not have a sufficient basis to measure progress toward completion, revenue is recognized upon completion of performance, subject to any warranty provisions or other project management assessments as to the status of work performed.

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed our original estimate, as a result of an increase in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three- or six-month periods ended June 30, 2015 or 2014.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. None of the shares were allocated during the period ended 30, June 2015.

6.	INCOME TAXES:

The Company recorded a tax provision (benefit) of $43 thousand and $158 thousand for the three month periods ended June 30, 2015 and 2014, respectively. The reported tax provision (benefit) for the three month periods ended June 30, 2015 and 2014 are based upon an estimated annual effective tax rate of 28% and 28%, respectively. The effective tax rates reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

We assess the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. The periodic assessment of the net carrying value of our deferred tax assets under the applicable accounting rules is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire.

As of both June 30, 2015 and March 31, 2015, no deferred tax asset valuation allowance balance was recorded.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending June 30, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

7.       INTANGIBLE ASSETS

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $6,250 and $6,250 during the three month periods ended June 30, 2015 and 2014, respectively. This amortization expense relates to customer lists, which expire through 2019.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending March 31, is as follows:

Amortization Expense
(In Thousands)

2016	$25
2017	$25
2018	$25
2019	$18

As part of the Linear acquisition, the company acquired two products namely, Simple APO and IBP. The product was valued on the basis of the expected cash flow that will generated over its useful life. An amount of $814,522 has been recognised under Intangible assets. The acquired products are undergoing further enhancements and hence has not been subjected to amortization. The amortization for the products will commence once it is ready for use.
Apart from this, the company had its own product namely, Langer Index for which we are designing an App. Cost incurred for building the App during the period ended June 30, 2015 was $ 163,893.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expense and other liabilities as of June 30, 2015 consisted of the following:

June 30, 2015

Accrued bonuses	$18,000
Audit Fee Payable	7,500
Accrued payroll related liabilities	7,024
Other accrued expenses	55,000
Acquisition Instalment Payable	330,000

Total	$442,524

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE MEASUREMENT:

We utilize the following valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

•	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability's classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement.

As of June 30, 2015 our financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company's fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In Thousands)
Balance at June 30, 2015:
Financial assets:
Money market investment	$93	$93	$—	$—

Total financial assets	$93	$93	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three month periods ended June 30, 2015 and 2014.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   NET INCOME (LOSS) PER SHARE

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended June 30,
	2015	2014
	(In Thousands, Except Per Share Data)

Basic net income (loss) per share:
Net income (loss) applicable to common shares	$111	$408

Weighted average common shares outstanding	11,055	9,992

Basic net income (loss) per share of common stock	$0.01	$0.04

Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$111	$408

Weighted average common shares outstanding	11,055	9,992
Dilutive effects of convertible debt, stock options and warrants	5,611	-

Weighted average common shares, assuming dilutive effect of stock options	16,666	9,992

Diluted net income (loss) per share of common stock	$0.01	$0.04

Share-based awards, inclusive of all grants made under the Company's equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

As of June 30, 2015, there were approximately one hundred thousand share-based awards outstanding, respectively, under the Company's equity plans. Following the closing of the Merger and the Private Placement, the Board approved the grant of stock options to purchase a total of 100,000 shares of our restricted stock units, consisting of initial grants of stock options to purchase 25,000 shares of restricted stock units to each of the four independent directors. The stock options vest on the first anniversary of the grant date and are exercisable at $2.00 per share, which is in excess of the intrinsic common stock price per share in the Private Placement.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.   COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2015 and 2018. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. All of Company's leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $10,812 and $3,312 for the three months ended June 30, 2015 and 2014.The increase is due to additional office spaces that was added due to acquisition of Linear Logics Corp.

The Company has entered into an operating lease for its office facility expiring through July 2017. The future minimum rental payments under these lease agreements are as follows:

Years ending March 31,	(In Thousands)

2016	$60
2017	60
2018	20
Total	$140

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Risk Factors" and "Special Note Regarding Forward-Looking Statements" included elsewhere herein. We use the terms "we," "our," "us," "AMERI" and "the Company" in this report to refer to AMERI HOLDINGS, Inc. and its wholly-owned subsidiaries.

 Business Overview

AMERI is a strategic consulting firm that brings a synergistic blend of specialty services to drive transformational change that (1) improves process, (2) reduces costs and (3) increases revenue. Our solutions are tailored to the C-level executives in the upper mid-market and Global 2000.

We deliver our services across a broad range of industries. We work onsite/offshore with our clients, providing a full spectrum of services in the following areas: classic consulting and product-based consulting, primarily in enterprise performance management / Business Intelligence ("EPM/BI") and enterprise resource planning ("ERP").

The Company's business strategy is to seek to enhance the growth and profitability of its operations through organic growth and selective acquisitions of targets which it believes could increase stockholder value.

Our Services

Ameri has an expertise is an array of solutions/services for our clients:

•	Demand Management
•	Enterprise Architecture
•	Predictive Analytics
•	Enterprise Mobility
•	Lean Enterprise Architecture Partner
•	Sales and Operations Planning
•	Supply Chain Management
•	Business Process Management
•	HANA Competency
•	Technology and Support

AMERI has the proven expertise to plan, deliver and manage integration services that improve performance and maximize business results.

We focus on deploying new systems and unlocking the value of the existing corporate assets. This expertise enables us to bring complex technologies and systems together while minimizing risk, leveraging our clients' technology investments and delivering tailored solutions.

Our consultants are expected to travel and to be onsite with the customer to provide the highest level of service and support in all of these endeavors. We provide varying degrees of customer project assistance and will incorporate customer resources for technology transfer or cost optimization purposes. Independent teams and proper project process and delineation provide conflict-free transition points among all key service offerings as well as independent entry points.

Factors Influencing Our Results of Operations

Revenue . The Company derives its service revenue from time and materials-based contracts and fixed-price contracts. Time and materials-based contracts represented 72.23% and 37.46% of service revenue for the three month periods ended June 30, 2015 and 2014, respectively. Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 27.77% and 62.5% of service revenue for the three month periods ended June 30, 2015 and 2014, respectively. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting.

Estimates of total project costs are continuously monitored during the term of an engagement. There are situations where the number of hours to complete projects may exceed (or be less than) our original estimate, as a result of an increase (or decrease) in project scope, unforeseen events that arise, or the inability of the client or the delivery team to fulfill their responsibilities. Accordingly, recorded revenues and costs are subject to revision throughout the life of a project based on current information and historical trends. Such revisions may result in increases or decreases to revenue and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

We continue to expand our sales across each of our service offerings and have a number of engagements in the pipeline that will provide us with a healthy revenue increase visibility entering the third quarter of 2015.

Operating Expenses. The largest portion of our operating expenses consists of cash compensation and benefits associated with our project consulting personnel and related expenses. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and service revenue to be an important measure of our operating performance. The relationship between project personnel expenses and service revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expense is composed of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, including finance, information systems, human resources, facilities (including the rent of office space) and other administrative support for project personnel.

We regularly review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry and that our overhead costs are balanced with our revenue levels. In addition, we monitor the progress of customer projects with customer senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements

Company Performance Measurement Systems and Metrics . The Company's management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis.

Results for the Three Months Ended June 30, 2015, Compared to Results for the Three Months Ended June 30, 2014

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,
	2015	2014
Revenue:
Projects revenue	42.03%	61.61%
Professional & Enterprise Services revenue	57.97%	38.39%

Total revenue	100.0%	100.0%

Cost of revenue:
Consulting Services Paid	75.00%	72.96%

Total cost of revenue	75.00%	72.96%

Gross profit	25.00%	27.04%

Operating expenses:
Selling, general and administrative	12.46%	12.95%
Direct acquisition	7.76%	—%

Total operating expenses	20.22%	12.95%

Operating income (loss)	4.77%	14.40%

Other expense (income), net	0.85%	0.21%

Income (loss) before income taxes	3.92%	14.18%
Income tax (benefit) provision	1.10%	1.36%

Net income (loss)	2.82%	12.82%

Revenue . Total revenue decreased marginally by $62,388, to $3.93 million during the three-month period ended June 30, 2015, compared to total revenue of $3.99 million in the three-month period ended June 30, 2014.

The number of customers the Company served during the three-month period ended June 30, 2015 totalled to 12, as compared to 7 customers during the three-month period ended June 30, 2014. During the quarter ended June 30, 2015, we secured first-time engagements with a total of 2 new customers. Acquisition of Linear has brought in 3 new customers to serve during the quarter ended June 30, 2015.

Cost of Revenue . Cost of revenue primarily consists of consulting charges paid. Cost of revenue increased by a marginal percentage due to the increase in consulting services paid year over year.

Gross Profit . During the three-month period ended June 30, 2015, total gross profit decreased by $97,315, to $0.98 million compared to gross profit of $1.07 million in the three-month period ended June 30, 2014.

Selling, General and Administrative ("SG&A") Expenses . As a percentage of total revenue, SG&A expenses were 12.46% and 12.95% during the three-month periods ended June 30, 2015 and June 30, 2014 respectively.

Direct Acquisition Costs.  During the quarter ended June 30, 2015, the Company was reverse merged into a public shell Company and the cost of reverse merger amounted to $ 304,924. Incurred expenses included advisory and legal fees directly associated with completion of the reverse merger. No such costs were incurred by the Company during the corresponding period in 2014.

Depreciation and Amortization Expense . Depreciation and amortization expense for the quarter ended June 30, 2015 was $ 8,048 as against $ 8,572 as depreciation expenses for the quarter ended June 30, 2014. Amortization expense for the quarter ended June 30, 2015 and June 30, 2014 remained at $ 6250 towards the amortization of the value of customer list acquired from Winhire.

Operating Income . Operating income was $187,865 in the quarter June 30, 2015, compared to operating income of $575,173 in the comparative 2014 quarterly period.

The 2015 second quarter and year-to-date decrease in operating metrics are primarily attributable to the increase in acquisition expenses as compared to the year 2014.

Income Tax Provision. We recorded a provision (benefit) for income taxes of $43,489 and $158,236 during the three -month periods ended June 30, 2015 and June 30, 2014 respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes.

Net Income. We generated net income of $ 110,969 and $ 408,365 during the three- month periods ended June 30, 2015 and June 30, 2014 respectively.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended June 30,
	2015	2014
	(In Thousands)
Cash flows provided by (used in):
Operating activities	$(842,024)	$232,650.650
Investing activities	(640,528)	(160,296)
Financing activities	5,034,521	125,000

Total cash provided by (used in) the period	$3,551,969	$197,354555

Cash flow from operating activities is driven by collections of fees for our consulting services. Cash used in operations predominantly relates to employee compensation and payments to third-party service providers. Accrued payroll and related liabilities fluctuate from period to period based on the timing of our normal payroll cycle and the timing of variable compensation payments.

Accounts payable and accrued expenses are most significantly impacted by the timing of payments required to be made to third-party service providers.

Net cash used in investing activities was $640,548 during the three-month period ended June 30, 2015, compared to net cash used in investing activities of $160,296 in the three-month period ended June 30, 2014. Cash used in investing activities in the three-month periods ended June 30, 2015 consisted of the Linear Acquisition and, to a lesser extent, the purchases of equipment. Cash used in investing activities in the three-month periods ended June 30, 2014 included the purchases of equipment and acquisition of Winhire Inc.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $5,034,521 in the three-month period ended June 30, 2015, compared to net cash provided by financing activities of $ 125,000 in the three-month period ended June 30, 2014.

Acquisitions:

Acquisition of Linear: As more fully described in "Item 1 – Financial Statements – Notes to the Unaudited Condensed Consolidated Financial Statements – Note 3", included elsewhere herein, an earnout agreement was entered into in connection with the Linear Acquisition under which Linear is eligible to receive additional contingent consideration. Contingent earnout consideration to be paid, if any, to Linear will be based upon the achievement of certain performance measures over three consecutive quarter earnout periods, concluding on December 31, 2015.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

 Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our June 2015 Form 8-K, which was filed with the Securities and Exchange Commission on June 1, 2015. Additionally, we have added the following critical accounting policies and estimates during the first half of 2015:

Purchase Price Allocation.  We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities and other reserves require a degree of management judgment. Certain estimates may change as additional information becomes available. Goodwill is assigned at the enterprise level and is deductible for tax purposes for certain types of acquisitions. Management finalizes the purchase price allocation within the defined measurement period of the acquisition date as certain initial accounting estimates are resolved.

Valuation of Contingent Earnout Consideration . Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earnout criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

 Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09,  Revenue from Contracts with Customers  (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

In August 2014, FASB issued Accounting Standards Update No. 2014-15, " Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern " (ASU 2014-15), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, tax consequences or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2015 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "anticipated," "expectation," "continued," "future," "forward," "potential," "estimate," "estimated," "forecast," "project," "encourage," "opportunity," "goal," "objective," "could," "expect," "expected," "intend," "plan," "planned," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified as delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; and (13) changes in our utilization levels. In evaluating these statements, you should specifically consider various factors described above. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Except as otherwise required, we undertake no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- or six-month periods ended June 30, 2015 and 2014.

ITEM 4.	CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. The Chairman, President and Chief Executive Officer and the Chief Financial Officer of AMERI HOLDINGS, Inc. (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Controls and Procedures

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that a change in the Company's certifying account occurred upon the close of the Merger and was originally disclosed within Item 4.01 of the June 2015 Form 8-K

 PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no legal proceedings against the Company during the three-month period ended June 30, 2015.

ITEM 1A.	RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 2.1 of the Current Report on Form 8-K for, which we filed with the SEC on June 1, 2015. The risks and uncertainties described under "Risks Related to Our Common Stock" and "Risks Relating to Our Business and Industry" within the June 2015 8-K have not materially changed. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 2.1 of the June 2015 Form 8-K under "Risk Factors" or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. The risks and uncertainties described under "Risks Related to Our Common Stock" and "Risks Relating to Our Business and Industry" disclosed in Item 2.1 of the June 2015 Form 8-K as well as the "Special Note Regarding Forward-Looking Statements" contained within this quarterly report should be given special close attention. Investors should be aware of certain risks, uncertainties and assumptions in our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on the Current Report within the June 2015 Form 8-K, filed with the SEC on June 1, 2015, on May 26, 2015, we completed a "reverse merger" transaction (the "Merger").  In connection with the Merger, the Company issued certain unregistered securities in an exempt private placement, as further described in Item 3.02 of the June 2015 Form 8-K.

Concurrently with the closing of the Merger, we issued a 5% Unsecured Convertible Note due May 26, 2017, in the principal amount of $5,000,000, together with a warrant ("The Warrant") to purchase shares of our common stock, in a private placement to Lone Star Value Investors, LP ("Lone Star Value") pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015.

The Warrant gives Lone Star Value the right to purchase up to 2,777,777 shares of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the Convertible Note) at an exercise price equal to $1.80 per share.  The Warrant may be exercised on a cashless-exercise basis, meaning that, upon exercise, the holder would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares issuable upon exercise of the Warrant over the exercise price of the Warrant.  The Warrant will expire on May 26, 2020.

We received gross proceeds from the private placement of $5,000,000.  No placement agent or other financial intermediary was engaged or compensated in connection with the Private Placement.

The Convertible Note and Warrant (and their underlying shares of common stock) issued in the Private Placement were exempt from registration under Section 4(a)(2) of the Securities Act as a sale by an issuer not involving a public offering.  None of the Convertible Note or Warrant, or shares of our common stock underlying the Convertible Note and Warrant, were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015, among Spatializer Audio Laboratories, Inc., Ameri100 Acquisition, Inc. and Ameri & Partners Inc. (filed as Exhibit 2.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference).

3.1
Certificate of Amendment  of Certificate of Incorporation of AMERI Holdings, Inc. (filed as Exhibit 3.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference)

3.2	By-laws of AMERI Holdings, Inc. (incorporated by reference to the company's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995).

4.1
Form of Common Stock Purchase Warrant issued by AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015. (filed as Exhibit 4.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

4.2
Form of 5% Convertible Unsecured Promissory Note due May 26, 2017 from AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015. (filed as Exhibit 4.2 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.1
Securities Purchase Agreement, dated as of May 26, 2015, by and between AMERI Holdings, Inc. and Lone Star Value Investors, LP. (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.2
Registration Rights Agreement, dated as of May 26, 2015, by and between AMERI Holdings, Inc. and Lone Star Value Investors, LP. (filed as Exhibit 10.2 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.3
Stock Purchase Agreement by and between AMERI Holdings, Inc. and the shareholders of Ameri Consulting Service Private Limited. (filed as Exhibit 10.3 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.4
Employment Agreement, dated as of May 26, 2015, between Giri Devanur and AMERI Holdings, Inc. (filed as Exhibit 10.4 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.5
Employment Agreement, dated as of May 26, 2015, between Srinidhi "Dev" Devanur and AMERI Holdings, Inc. (filed as Exhibit 10.5 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.6	Form of Indemnification Agreement. (filed as Exhibit 10.6 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.7	Form of Option Grant Letter. (filed as Exhibit 10.7 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.8	2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

31.01	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.
_________________

*	Furnished herewith.

**
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERI HOLDINGS, INC.

Date: August 14 2015	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer ( Principal Executive Officer )

Date: August 14, 2015	/s/ Brunda Jagannath
Brunda Jagannath
VP Finance ( Principal Financial and Accounting Officer )