Form 10-Q/A
period 2015-06-30
AMERI Holdings, Inc.
filed 2015-08-17
CIK 890821

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding as of August 13, 2015 was 11,639,066.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to AMERI Holdings, Inc.'s  Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

10.6	Form of Indemnification Agreement. (filed as Exhibit 10.6 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.7	Form of Option Grant Letter. (filed as Exhibit 10.7 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

10.8	2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.
_________________

*	Furnished herewith.

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

AMERI HOLDINGS, INC.

Date: August 17 2015	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer ( Principal Executive Officer )

Date: August 17, 2015	/s/ Brunda Jagannath
Brunda Jagannath
VP Finance ( Principal Financial and Accounting Officer )