Form 10-Q
period 2015-09-30
AMERI Holdings, Inc.
filed 2015-11-23
CIK 890821

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission File Number 000-26460

AMERI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Canal Pointe Blvd., Suite 108 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(732) 243-9250
Registrant's telephone number, including area code

Former Address: 100 Canal Pointe Building, Princeton, New Jersey 08540
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

The number of shares of Common Stock of the Registrant, par value $0.01 per share, outstanding as of November 16, 2015 was 11,639,066.

AMERI HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
 AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	March 31, 2015
Assets
Current assets:
Cash and cash equivalents	$5,066,683	$825,621
Accounts receivable	8,955,544	2,981,574
Other current assets	458,329	180,622
Total current assets	14,480,556	3,987,817

Investments	-	340,000

Fixed assets - net	76,699	29,906

Intangible assets - net	3,158,321	100,000

Goodwill	3,470,522	-

Security deposit	20,587	3,750

Total assets	$21,206,685	$4,461,473

Liabilities and Stockholders' Equity

Current liabilities:
Line of credit	250,000	-
Accounts payable	3,560,513	2,936,608
Consideration payable	8,900,000	-
Other current liabilities	1,817,124	146,791
Taxes payable	320,247	405,218
Total current liabilities	14,847,884	3,488,617

Long-term liabilities:
Contingent consideration payable	400,000	-
Convertible notes	5,000,000	-
Total current and long-term liabilities	20,247,884	3,488,617

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, none issued and outstanding
Common stock, $0.01 par value; 100,000,000 shares authorized,
11,639,066 and 9,992,828 issued and outstanding as of September 30, 2015
and March 31, 2015, respectively	116,390	992
Additional paid-in capital	53,131	134,008
Retained earnings	699,462	837,856
Cumulative translation adjustment	89,818	-
Total stockholders' equity	958,801	972,856

Total liabilities and stockholders' equity	$21,206,685	$4,461,473

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Three Month Period Ended September 30,		Six Month Period Ended September 30,
	2015	2014	2015	2014

Net revenue	$4,463,125	$3,851,647	$8,394,063	$7,844,974

Cost of revenue	3,023,208	3,579,629	5,971,478	6,492,977

Gross profit	1,439,917	272,018	2,422,585	1,351,997

Operating expenses:

Selling, general and administration expenses	1,497,396	431,981	1,987,115	936,786
One time legal and consulting fee	248,911	11,024	553,835	11,024

Operating income (loss) before other income (expenses):	(306,390)	(170,987)	(118,365)	404,187

Interest expense	(62,113)	-	(87,655)	-

Depreciation and amortization	(9,375)	(8,267)	(17,423)	(16,839)

Interest income	54	-	82	-

Income before income taxes	(377,824)	(179,254)	(223,361)	387,348
Tax benefit (provision)	128,460	62,444	84,971	(95,792)

Net income (loss)	(249,364)	(116,810)	(138,390)	291,556

Unrealized foreign currency translation income	89,818	-	89,818	-

Net and comprehensive income (loss) for the period	$(159,546)	$(116,810)	$(48,572)	$291,556

Basic income (loss) per share	$(0.01)	$(0.01)	$(0.00)	$0.03
Diluted income (loss) per share	$(0.01)	$(0.01)	$(0.00)	$0.03

Basic weighted average number of shares	11,639,066	9,992,828	11,347,127	9,992,828
Diluted weighted average number of shares	11,639,066	9,992,828	11,347,127	9,992,828

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	Six Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income/(loss)	$(48,572)	$291,556
Adjustment to reconcile net income/(loss) to net cash provided by
(used in) operating activities
Depreciation and amortization	17,423	16,839
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,973,970)	2,079,092
Other current assets	(277,707)	(660,918)
Security deposit	(16,837)	(3,750)
Increase (decrease) in:
Accounts payable and accrued expenses	623,905	(1,001,253)
Other current liabilities	1,670,333	95,168
Taxes payable	(84,971)	(82,285)
Net cash provided by (used in) operating activities	(4,090,396)	734,448

Cash flows from investing activities:
Purchase of fixed assets	(51,720)	(34,313)
Increase in intangibles	(3,070,821)	(125,000)
Decrease in investments	340,000	-
Goodwill on acquisition of Bellsoft	(3,470,522)	-
Consideration payable on acquisition of Bellsoft	9,300,000	-
Net cash provided by (used in) investing activities	3,046,937	(159,313)

Cash flows from financing activities:
Increase in line of credit	250,000	-
Proceeds from issue of convertible note	5,000,000	-
Issuance of capital	34,521	125,000
Net cash provided by financing activities	5,284,521	125,000

Net increase (decrease) in cash and cash equivalents	4,241,062	700,135
Cash at the beginning of the year	825,621	374,706
Cash at the end of the year	$5,066,683	$1,074,841

Supplementary disclosure of cash flows information
Cash paid during the period for:
Interest	$87,655	$-
Income taxes	$-	$26,405
Issuance of restricted stock awards	$2,039	$-

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

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

In this Quarterly Report on Form 10-Q (the "Form 10-Q"), we use the terms "AMERI," "AMERI Holdings," "we," "our Company," "the Company," "our" and "us" to refer to AMERI Holdings, Inc. and its wholly-owned subsidiaries, which are described in the Current Report on Form 8-K we filed with the Securities and Exchange Commission (the "SEC") on June 1, 2015 (the "June 2015 Form 8-K").

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto.

The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size, and scope of our projects and the efficiency with which we utilize our employees.  Substantially all of our revenue is generated within North America.

Our comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

3.	BUSINESS COMBINATIONS:

Acquisition of Bellsoft, Inc.  Bellsoft, Inc. ("Bellsoft") is a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP, business intelligence ("BI"), DW and other enterprise resource planning ("ERP") services.  Bellsoft has operations in the United States and in India. On November 20, 2015, the Company completed the acquisition of Bellsoft for the consideration listed below.  For financial accounting purposes, the Company recognizes September 1, 2015 as the effective date of the acquisition.

The purchase price for the acquisition of Bellsoft consisted of:

1.	A cash payment in the amount of $3,000,000 at closing,
2.	235,295 shares of AMERI's common stock issued at closing,
3.	$250,000 quarterly cash payments to be paid on the last day of each calendar quarter of 2016,
4.	A $1,000,000 cash reimbursement to be paid 5 days following closing to compensate Bellsoft for a portion of its approximate cash balance as of September 1, 2015,
5.	Approximately $2,500,000 to be paid within 30 days of closing in connection with the excess of Bellsoft's accounts receivable over its accounts payable as of September 1, 2015, and
6.	Earn-out payments of approximately $500,000 a year for 2016 and 2017, if earned through the achievement of annual revenue and EBITDA targets specified in the Bellsoft purchase agreement, subject to downward or upward adjustment depending on actual results.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	REVENUE RECOGNITION:

The Company recognizes revenue primarily through the provision of consulting services.
We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into two specific categories: time and materials and fixed-price.

We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 60 days from invoice date.

When a customer enters into a time and materials, fixed-price, or a periodic retainer-based contract, the Company recognizes revenue in accordance with its evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, the Company then measures and allocates the consideration from the arrangement to the separate units, based on vendor specific objective evidence of the value for each deliverable.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the three- or six-month periods ended September 30, 2015 or 2014.

5.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company.  During the three months ended September 30, 2015, we granted 83,189 restricted stock units to certain members of the Board of Directors.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	INCOME TAXES:

The Company recorded a tax provision (benefit) of $(128,460) and $(62,444) for the three month periods ended September 30, 2015 and 2014, respectively, and $(84,971) and $95,792 for the six-month periods ended September 30, 2015 and 2014, respectively.  The reported tax provision (benefit) for the three- and six-month periods ended September 30, 2015 and 2014 are based upon an estimated annual effective tax rate of 28% for all such periods.  The effective tax rates reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

As of both September 30, 2015 and March 31, 2015, no deferred tax asset valuation allowance balance was recorded.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending September 30, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

7.	INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $6,250 and $6,250 during the three-month periods ended September 30, 2015 and 2014, respectively, and $12,500 and $12,500 for the six-month periods ended September 30, 2015 and 2014, respectively. This amortization expense relates to customer lists, which expire through 2019.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending March 31, is as follows:

Amortization Expense
(in thousands)

2016	$25
2017	$25
2018	$25
2019	$18

The Company has its own software products, namely Simple APO, Langer Index, and IBP.  Total costs incurred for building these products during the three-month period ended September 30, 2015 was $277,406.

Of the acquisition consideration paid for Bellsoft $1.81 million was for its customer list, which is considered an intangible asset that was acquired by the Company.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expense and other liabilities as of September 30, 2015 consisted of the following:

Audit Fee Payable	$7,500
Other accrued expenses	31,914
Acquisition Installment Payable- Linear Logics	330,000
Acquisition Installment Payable- Bellsoft	8,900,000
Interest on Debt Payable	61,806

Total	$9,331,220

9.	FAIR VALUE MEASUREMENT:

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

As of both September 30, 2015 and 2014 our financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company's fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Balance at September 30, 2015:
Financial assets:
Money market investment	$194	$194	$—	$—

Total financial assets	$194	$194	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the three month periods ended September 30, 2015 and 2014.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.  NET INCOME (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)

Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(0.01)	$(0.01)	$0.00	$0.03
Weighted average common shares outstanding	11,639	9,992	11,347	9,992
Basic net income (loss) per share of common stock	$(0.01)	$(0.01)	$0.00	$0.03
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(0.01)	$(0.01)	$0.00	$0.03
Weighted average common shares outstanding	11,639	9,992	11,347	9,992
Dilutive effects of convertible debt, stock options and warrants	-	-	-	-
Weighted average common shares, assuming dilutive effect of stock options	11,639	9,992	11,347	9,992
Diluted net income (loss) per share of common stock	$(0.01)	$(0.01)	$0.00	$0.03

Share-based awards, inclusive of all grants made under the Company's equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

As of September 30, 2015, there were approximately 223,189 share-based awards outstanding, respectively, under the Company's equity plans.  During the three months ended September 30, 2015, we granted 83,189 restricted stock units.

Due to net loss, potential shares were not included in the calculation of diluted EPS as it will have an antidilutive effect.

11.   COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2015 and 2018.  The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions, and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases.  Rent expense is recorded over the lease terms on a straight-line basis.  Rent expense was $19,545 and $3,312 for the three months ended September 30, 2015 and 2014, respectively, and $30,357 and $6,624 for the six-month periods ended September 30, 2015 and 2014, respectively.  The increase during these periods is due to new office space that was leased by the Company in Princeton, New Jersey on July 1, 2015 and the addition of office space through the acquisition of Bellsoft.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2017. The future minimum rental payments under these lease agreements are as follows:
Years ending March 31,	(in thousands)
2016	$90
2017	60
2018	20
Total	$170

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.   SUBSEQUENT EVENTS:

On November 16, 2015, the Company issued an option to purchase 50,000 shares of our common stock to an employee.

The Company completed the acquisition of Bellsoft on November 20, 2015, as described in Note 3 above.

Simultaneously with the Bellsoft acquisition, Bellsoft entered into a Revolving Credit and Security Agreement (the "Credit Facility") with Federal National Payables, Inc., a Delaware corporation doing business as Federal National Commercial Credit (the "Lender").  Up to $6 million principal amount of advances may be extended under the Credit Facility. The Credit Facility will be used to pay a portion of the costs associated with the acquisition of Bellsoft, with the balance being available for general working capital of Bellsoft.  The Credit Facility has a term of two years, which will automatically renew unless a written notice of termination is given by Bellsoft or the Lender to the other at least 60 days prior to the end of the original or any renewed term.  Interest under the Credit Facility will accrue on the higher of (a) the outstanding principal amount of advances under the Credit Facility and (b) $2,000,000 at a per annum rate equal to the Prime Rate plus 1.00%, which will be payable monthly in arrears.  With each payment of interest, Bellsoft will also pay a servicing fee of 0.38% multiplied by the higher of (a) the average daily principal amount of advances under the Credit Facility for the previous calendar month or portion thereof and (b) $2,000,000.  The Credit Facility is secured by substantially all of Bellsoft's assets. The amounts borrowed by Bellsoft under the Credit Facility are guaranteed by AMERI.

Prior to the closing of the acquisition, Bellsoft had a $2 million line of credit, of which Bellsoft had drawn $200,000.  The line of credit was paid off and terminated prior to the closing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" included elsewhere herein. We use the terms "we," "our," "us," "AMERI" and "the Company" in this report to refer to AMERI Holdings, Inc. and its wholly-owned subsidiaries.

Business Overview

AMERI is a technology management consulting firm that brings a synergistic blend of specialty services to drive transformational change that (1) improves processes, (2) reduces costs, and (3) increases revenue.  Our primary focus is to enable our customers to implement IT solutions to optimize their systems and operations.  AMERI architects and delivers efficient technology solutions to senior executives in upper mid-market and Global 2000 companies.  AMERI has also developed proprietary products and apps that assess IT readiness and assist clients in their business transformation processes and ongoing support needs.  AMERI has developed a global ecosystem of specific product experts who partner with AMERI on a project-by-project basis to help solve critical technology challenges for clients.

We deliver our services across a broad range of industries. We work onsite and offshore with our clients, providing a full spectrum of services in the following areas: classic consulting and product-based consulting, primarily in enterprise performance management and business intelligence.

The Company's business strategy is to seek to enhance the growth and profitability of its operations through organic growth and selective acquisitions of targets which it believes could increase stockholder value.

Factors Influencing Our Results of Operations

Revenue.   The Company derives its service revenue from time and materials-based contracts and fixed-price contracts. Time and materials-based contracts represented 91% and 28% of service revenue for the three-month periods ended September 30, 2015 and 2014, respectively, and 80% and 32% for the six-month periods ended September 30, 2015 and 2014, respectively.  Revenue under time and materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Fixed-price contracts represented 9% and 72% of service revenue for the three-month periods ended September 30, 2015 and 2014, respectively, and 20% and 68% for the six-month periods ended September 30, 2015 and 2014, respectively.  Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. Revenue from professional services are attributable to the time and material contracts that we secure and the project revenues are all on fixed price basis.

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

With the acquisition of Bellsoft, we have a larger customer base which has given us an opportunity to expand our sales across each of our service offerings and have a number of engagements in the pipeline that will provide us with a healthy revenue increase visibility entering the last quarter of 2015.

Operating Expenses.  The largest portion of our operating expenses consists of cash compensation and benefits associated with our project consulting personnel and related expenses. Project personnel expenses also consist of payroll costs and related benefits associated with our professional staff. Other related expenses include travel, subcontracting costs, third-party vendor payments and non-billable expenses associated with the delivery of services to our customers. We consider the relationship between project personnel expenses and service revenue to be an important measure of our operating performance. The relationship between project personnel expenses and service revenue is driven largely by the chargeability of our consultant base, the prices we charge our customers and the non-billable costs associated with securing new customer engagements and developing new service offerings. The remainder of our recurring operating expense is composed of expenses associated with the development of our business and the support of our customer-serving professionals, such as professional development and recruiting, marketing and sales, and management and administrative support. Professional development and recruiting expenses consist primarily of recruiting and training content development and delivery costs. Marketing and sales expenses consist primarily of the costs associated with the development and maintenance of our marketing materials and programs. Management and administrative support expenses consist primarily of the costs associated with operations, including finance, information systems, human resources, facilities (including the rent of office space), and other administrative support for project personnel.

We regularly review our fees for services, professional compensation, and overhead costs to ensure that our services and compensation are competitive within the industry and that our overhead costs are balanced with our revenue levels. In addition, we monitor the progress of customer projects with customer senior management. We manage the activities of our professionals by closely monitoring engagement schedules and staffing requirements.

Company Performance Measurement Systems and Metrics. The Company's management monitors and assesses its operating performance by evaluating key metrics and indicators on an ongoing basis.

Results of Operations for the Three- and Six-Month Periods Ended September 30, 2015 and September 30, 2014.

The following discussion of our results of operations constitutes management's review of the factors that affected our financial and operating performance for the three and six months ended September 30, 2015 and 2014.  The discussion should be read in conjunction with the consolidated financial statements and notes thereto contained elsewhere in this report.

Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The financial information that follows has been rounded in order to simplify its presentation. The amounts and percentages below have been calculated using the detailed financial information contained in the unaudited condensed consolidated financial statements, the notes thereto, and the other financial data included in this Quarterly Report on Form 10-Q.

The following table sets forth the percentage of total revenue of items included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,
	2015	2014
Revenue:
Projects revenue	9.00%	72.00%
Professional & Enterprise Services revenue	91.00%	28.00%

Total revenue	100.00%	100.00%
Cost of revenue:
Consulting Services Paid	68.00%	93.00%

Total cost of revenue	68.00%	93.00%

Gross profit	32.00%	7% %
Operating expenses:
Selling, general and administrative	33.55%	11.21%
Direct acquisition	5.58%	0.29%

Total operating expenses	39.13%	11.50%

Operating income (loss)	(6.86)%	(4.44)%

Other expense (income), net	1.60%	0.21%
Income (loss) before income taxes	(8.47)%	(4.65)%
Income tax (benefit) provision	(2.88)%	(1.62)%

Net income (loss)	(3.57)%	(3.03)%

Revenue.  Total revenue increased by $611,478, to $4.46 million during the three-month period ended September 30, 2015, compared to total revenue of $3.85 million in the three-month period ended September 30, 2014.

The number of customers the Company served during the three-month period ended September 30, 2015 totaled 23, as compared to 7 customers during the three-month period ended September 30, 2014.  During the three months ended September 30, 2015, we secured first-time engagements with a total of two new customers.  The acquisition of Bellsoft has brought in 14 new customers during the six-months ended September 30, 2015.

Cost of Revenue. Cost of revenue primarily consists of consulting charges paid.  The cost of revenue decreased by a substantial percentage as we brought in good synergies and cost efficiencies as compared to the quarter ended September 30, 2014.

Gross Profit.  During the three-month period ended September 30, 2015, total gross profit increased by $1.17 million, to $1.44 million compared to gross profit of $0.27 million in the three-month period ended September 30, 2014.

Selling, General and Administrative ("SG&A") Expenses.  As a percentage of total revenue, SG&A expenses were 33.55% and 11.21% during the three-month periods ended September 30, 2015 and September 30, 2014 respectively.

Direct Acquisition Costs.  During the quarter ended September 30, 2015, the Company was involved in the acquisition of Bellsoft and also involved in the process of evaluating different companies for acquisition. Some expenses related to future fund raising activities and the cost amounted to $248,911. Incurred expenses included advisory and legal fees directly associated with completion of the acquisition.  Expenses incurred during the quarter ended September 30, 2014 with respect to acquisition of Winhire Inc. ("Winhire") was $11,024.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the quarter ended September 30, 2015 was $9,375 compared to $8,267 for depreciation expenses for the quarter ended September 30, 2014.  Amortization expense for the quarters ended September 30, 2015 and September 30, 2014 remained $6,250 for the amortization of the value of customer list acquired from Winhire.

Operating Income.  Operating loss was $306,391 for the three-months ended September 30, 2015, compared to operating loss of $170,987 for the three-months ended September 30, 2014.  The decrease in operating income is primarily attributable to the increase in acquisition expenses.

Income Tax Provision. We recorded a provision (benefit) for income taxes of $(128,640) and $(62,444) during the three-months ended September 30, 2015 and September 30, 2014, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes.

Net Loss. Net Loss of $(249,364) and $(116,810) was recorded during the three-month periods ended September 30, 2015 and September 30, 2014, respectively.

Results for the Six-Months Ended September 30, 2015 Compared to the Six-Months Ended September 30, 2014

	Six Months Ended September 30,
	2015	2014
Revenue:
Projects revenue	20.57%	67.52%
Professional & Enterprise Services revenue	79.42%	32.49%

Total revenue	100.00%	100.00%

Cost of revenue:
Consulting Services Paid	71.13%	82.77%

Total cost of revenue	71.13%	82.77%

Gross profit	28.86%	17.23%

Operating expenses:
Selling, general and administrative	23.67%	11.94%
Direct acquisition	6.60%	0.14%

Total operating expenses	30.27%	12.08%

Operating income (loss)	(1.41)%	5.15%

Other expense (income), net	1.25%	0.21%

Income (loss) before income taxes	(2.66)%	4.94%
Income tax (benefit) provision	(1.01)%	1.22%

Net income (loss)	(0.59)%	3.72%

Revenue.  Total revenue increased by $549,089 to $8.39 million during the six-month period ended September 30, 2015, compared to total revenue of $7.84 million in the six-month period ended September 30, 2014.

The number of customers the Company served during the six-month period ended September 30, 2015 totaled 23, as compared to 7 customers during the six-month period ended September 30, 2014.  The acquisition of Bellsoft has brought in 14 new customers during the six months ended September 30, 2015.

Cost of Revenue. Cost of revenue primarily consists of consulting charges paid.  The cost of revenue decreased by a substantial percentage as we brought in good synergies and cost efficiencies as compared to the quarter ended September 30, 2014.

Gross Profit.  During the six-month period ended September 30, 2015, total gross profit increased by $1.07 million, to $2.42 million compared to gross profit of $1.35 million in the six-month period ended September 30, 2014.

Selling, General and Administrative ("SG&A") Expenses.  As a percentage of total revenue, SG&A expenses were 23.67% and 11.94% during the six-month periods ended September 30, 2015 and September 30, 2014, respectively. The increase is primarily attributable to added human resources and acquisitions.

Direct Acquisition Costs.  During the six-months ended September 30, 2015, the Company was involved in the acquisition of Linear Logics Corp. ("Linear Acquisition"), reverse merged into a public company, and acquired  Bellsoft.It was also involved in the process of evaluating different companies for acquisition. Some expenses related to future fund raising activities and the total cost amounted to $553,835. The Company incurred expenses included advisory and legal fees directly associated with completion of the acquisition.  Expenses incurred during the six-months ended September 30, 2014 with respect to the Winhire acquisition was $11,024.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six-months ended September 30, 2015 was $17,423 compared to $16,839  for depreciation expenses for the six-months ended September 30, 2014.  Amortization expense for the six-months ended September 30, 2015 and September 30, 2014 remained at $12,500 for the amortization of the value of customer list acquired from Winhire.

Operating Income/Loss.  Operating loss was $118,365 for the six-months ended September 30, 2015, compared to operating income of $404,187 for the six-months ended September 30, 2014.  The decrease in operating income is primarily attributable to the increase in acquisition expenses.

Income Tax Provision. We recorded a provision (benefit) for income taxes of $(84,971) and $95,792 during the six-months ended September 30, 2015 and September 30, 2014, respectively. Our periodic income tax provision amounts are derived based upon an estimated annual effective income tax rate, inclusive of federal and state income taxes.

Net Income/Loss. Net Loss of $(48,572) and income of  $ 291,556 was recorded during the six-month periods ended September 30, 2015 and September 30, 2014, respectively.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cash flows provided by (used in):
Operating activities	$(3,248,377)	$501,798	$(4,090,396)	$734,448
Investing activities	$3,687,470	$983	$3,046,937	$(159,313)
Financing activities	$250,000	-	$5,284,521	$125,000

Total cash provided by (used in) the period	$689,093	$502,781	$4,241,062	$700,135

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

Net cash used in investing activities was $3.68 million during three-month period ended September 30, 2015, compared to net cash used in investing activities of $983 in the three-month period ended September 30, 2014. Cash used in investing activities in the three-month period ended September 30, 2015 consisted of the Linear Acquisition and, to a lesser extent, purchases of equipment.

Net cash used in investing activities was $3.04 million during the six-month period ended September 30, 2015, compared to net cash used in investing activities of $0.15 million in the six-month period ended September 30, 2014. Cash used in investing activities in the six-month period ended September 30, 2015 consisted of the Linear Acquisition and, to a lesser extent, the purchases of equipment.

All capital expenditures are discretionary as the Company currently has no long-term commitments for capital expenditures.

Net cash provided by financing activities was $0.25 million in the three-month period ended September 30, 2015. There was no cash provided by financing activities during the three month period ended September 30, 2014.

Net cash provided by financing activities was $5.028 million in the six-month period ended September 30, 2015, compared to net cash provided by financing activities of $0.12 million in the six-month period ended September 30, 2014.
Acquisitions

Acquisition of Bellsoft. In connection with the acquisition of Bellsoft, the selling shareholders of Bellsoft are eligible to receive additional contingent consideration.  Contingent earn-out consideration to be paid, if any, to Bellsoft will be based upon the achievement of certain performance targets over the next two years, concluding on September 1, 2017.

Contingent consideration is computed as follows:

	Percentage Probability of Achievement	Year 1 Earn-Out Amount	Year 2 Earn-Out Amount
Achievement of Revenue Target	90%	$225,000	$225,000
Achievement of EBITDA Target	70%	175,000	175,000
Total		400,000	400,000

Total contingent consideration payable as earn-out		$800,000	$-

Simultaneously with the Bellsoft acquisition, Bellsoft entered into a Revolving Credit and Security Agreement with Federal National Payables, Inc., a Delaware corporation doing business as Federal National Commercial Credit.  Up to $6 million principal amount of advances may be extended under the Credit Facility. The Credit Facility will be used to pay a portion of the costs associated with the acquisition of Bellsoft, with the balance being available for general working capital of Bellsoft.  The Credit Facility has a term of two years, which will automatically renew unless a written notice of termination is given by Bellsoft or the Lender to the other at least 60 days prior to the end of the original or any renewed term.  Interest under the Credit Facility will accrue on the higher of (a) the outstanding principal amount of advances under the Credit Facility or (b) $2,000,000 at a per annum rate equal to the Prime Rate plus 1.00%, which will be payable monthly in arrears.  With each payment of interest, Bellsoft will also pay a servicing fee of 0.38% multiplied by the higher of (a) the average daily principal amount of advances under the Credit Facility for the previous calendar month or portion thereof or (b) $2,000,000.  The Credit Facility is secured by Bellsoft's Accounts Receivable.  The amounts borrowed by Bellsoft under the Credit Facility are guaranteed by AMERI.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contingent Liabilities

Severance Payments to Bellsoft's Executive Vice Presidents. As per the employment agreements with each of Bellsoft's Executive Vice Presidents,  the Company has agreed that in the event of a termination without cause by Bellsoft, or resignation for good reason by such employees, the employees shall be paid any accrued compensation, and following the such employees' execution and delivery of a general release (that is no longer subject to revocation under applicable law), shall also be eligible to receive (i) a severance payment equal to six (6) months of such employees base salary, to be paid in accordance with Bellsoft's standard payroll procedures, less applicable withholdings and deductions, and (ii) Bellsoft's portion of the premiums associated with six (6) months of coverage under the Bellsoft's group health plan under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, provided such employees timely elect continued coverage for themselves and their spouse and dependents who are then covered under Bellsoft's group health plan.

Critical Accounting Policies and Estimates
We prepare our unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We reaffirm the critical accounting policies and estimates as reported in our June 2015 Form 8-K. Additionally, we have added the following critical accounting policies and estimates during the first half of 2015:
Purchase Price Allocation. We allocate the purchase price of our acquisitions to the assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the date of acquisition. Some of the items, including accounts receivable, property and equipment, other intangible assets, certain accrued liabilities, and other reserves require a degree of management judgment. Certain estimates may change as additional information becomes available. Goodwill is assigned at the enterprise level and is deductible for tax purposes for certain types of acquisitions. Management finalizes the purchase price allocation within the defined measurement period of the acquisition date as certain initial accounting estimates are resolved.
Valuation of Contingent Earn-out Consideration.  Acquisitions may include contingent consideration payments based on the achievement of certain future financial performance measures of the acquired Company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. We evaluate, on a routine, periodic basis, the estimated fair value of the contingent consideration and changes in estimated fair value, subsequent to the initial fair value estimate at the time of the acquisition, will be reflected in income or expense in the consolidated statements of operations. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Any changes in the estimated fair value of contingent consideration may have a material impact on our operating results.

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

In August 2014, FASB issued Accounting Standards Update No. 2014-15, " Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern " (ASU 2014-15), to provide guidance on management's responsibility in evaluating whether there is substantial doubt about a Company's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations, or cash flows.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q and elsewhere constitute forward-looking statements under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause results, levels of activity, growth, performance, tax consequences, or achievements to be materially different from any future results, levels of activity, growth, performance, tax consequences, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed below.

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2015 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences, and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "anticipated," "expectation," "continued," "future," "forward," "potential," "estimate," "estimated," "forecast," "project," "encourage," "opportunity," "goal," "objective," "could," "expect," "expected," "intend," "plan," "planned," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned, or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services, and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical, or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified as delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; and (13) changes in our utilization levels. In evaluating these statements, you should specifically consider various factors described above. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned, or budgeted in any such forward-looking statements.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, growth, earnings per share, or achievements. However, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Except as otherwise required, we undertake no obligation to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The impact of inflation and changing prices has not been material on revenue or income from continuing operations during the three- or six-month periods ended September 30, 2015 and 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which we have designed to ensure that material information related to the Company, including our consolidated subsidiaries, is properly identified and evaluated on a regular basis and disclosed in accordance with all applicable laws and regulations. The President and Chief Executive Officer and the Vice President of Finance of the Company (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluations of the Company's disclosure controls and procedures as of the end of the period covered by this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

 Changes in Controls and Procedures

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

  There were no legal proceedings against the Company during the three-month period ended September 30, 2015.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in a Form 8-K filed on November 23, 2015, we issued 235,295 shares of common stock at closing in connection with the acquisition of the outstanding shares of Bellsoft pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933.  In addition, on August 4, 2015, we granted 83,189 restricted stock units to five of our directors under our Plan pursuant to Restricted Stock Unit Agreements.  Under the terms of such agreements, the shares will vest on August 4, 2016.  On November 16, 2015, we granted a non-qualified option to purchase 50,000 shares of our common stock to an employee of the Company under the Plan pursuant to a stock option agreement.  Under the terms of the option agreement, the option vests on November 16, 2016 and has a term of seven years.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Merger Proposal with Edgewater Technology, Inc.

On October 26, 2015, AMERI announced that it delivered a merger proposal to Edgewater Technology, Inc. ("Edgewater" or "EDGW") (NASDAQ: EDGW) valuing Edgewater at a price of $8.50 per share, which is a substantial premium to where EDGW stock has traded over the last seven years.  AMERI also announced the formation of a group (the "Shareholder Group") with Lone Star Value Management, LLC for the purposes of reconstituting the Edgewater Board of Directors for the benefit of all Edgewater shareholders.  The Shareholder Group owns  645,000 shares of EDGW, representing an approximate 5.5% ownership stake in Edgewater.  AMERI had first contacted Edgewater a few months ago to initiate a dialogue to explore a potential business combination between the two companies, but Edgewater was unresponsive. AMERI's offer was based solely upon public information and emphasized its desire to meet with the Edgewater Board of Directors and management to explore the benefits of a strategic combination.

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

4.1
Form of Common Stock Purchase Warrant issued by AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015 (filed as Exhibit 4.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

4.2
Form of 5% Convertible Unsecured Promissory Note due May 26, 2017 from AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015 (filed as Exhibit 4.2 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.1*	Form of Restricted Stock Unit Agreement.

10.2	Form of Option Grant Letter (filed as Exhibit 10.7 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.3
Share Purchase Agreement, dated as of November 20, 2015, by and among AMERI Holdings, Inc., Bellsoft, Inc., and all of the shareholders of Bellsoft (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

10.4
Revolving Credit And Security Agreement, dated as of November 20, 2015, between Bellsoft, Inc. and Federal National Payables, Inc., doing business as Federal National Commercial Credit (filed as Exhibit 10.2 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

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

AMERI HOLDINGS, INC.

Date: November 23, 2015	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer ( Principal Executive Officer )

Date: November 23, 2015	/s/ Brunda Jagannath
Brunda Jagannath
VP Finance ( Principal Financial and Accounting Officer )