Form 10-KT
period 2015-12-31
AMERI Holdings, Inc.
filed 2016-03-15
CIK 890821

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2015 to December 31, 2015

Commission file number 000-26460

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 732-243-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerate
d filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of December 31, 2015 was $12,988,371 based on the closing bid price of the registrant's common stock (its only outstanding equity security) of $6.60 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 15, 2016, 11,874,361 shares of the registrant's common stock were issued and outstanding.

Documents Incorporated by Reference: None

Explanatory Note

Ameri Holdings, Inc. (formerly Spatializer Audio Laboratories, Inc.) is filing this Annual Report on Form 10-K for the transition period from April 1, 2015 to December 31, 2015 as a result of a change in the fiscal year end of its primary operating subsidiary, Ameri and Partners, Inc., from March 31 to December 31. Additionally, included in this Annual Report is information relating to the registrant's acquisition of Ameri and Partners, Inc. and the registrant's name change on May 26, 2015 and the registrant's acquisition of Bellsoft, Inc., on November 20, 2015, as more fully described herein.

ANNUAL REPORT ON FORM 10-K
FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2015

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to either future events or our future financial performance. In some cases, you may be able to identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue," the negative of these terms or other synonymous terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend, and we do undertake any obligation, to revise or update any of the forward-looking statements to match actual results. Readers are urged to carefully review and consider the various disclosures made in this report, which aim to inform interested parties of the risks factors that may affect our business, financial condition, results of operations and prospects.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles (GAAP).

As used in this annual report, the terms "we," "us," "our" and similar references refer to AMERI Holdings Inc., and its subsidiaries together, unless the context indicates otherwise.

Overview of AMERI Holdings, Inc. & Subsidiary Companies

Ameri Holdings Inc., along with its seven subsidiaries, Ameri and Partners Inc. ("Ameri and Partners"), Ameri Consulting Service Private Limited, Bellsoft Inc. ("Bellsoft"), Bellsoft India Solutions Pvt. Ltd., Bellsoft Inc., Canada, Linear Logics Corporation and Winhire, Inc., provides consulting services and technology solutions to enterprise clients around the globe.  We deliver a comprehensive range of solutions and services across multiple domains and industries including banking, financial services and insurance.  With our innovative solutions in enterprise architecture, enterprise resource planning ("ERP"), predictive analytics and enterprise mobility, we provide companies worldwide with strategic insights into their business which lead to a positive impact on their performance and profitability. Our services include strategic consulting, operational leadership, digital transformation services, robotics process automation ("RPA") and co-creation of customized solutions, including those in mobility, sustainability, big data and cloud computing.

Our aim is to develop enhanced business capabilities over time leveraging technology and giving an enterprise a competitive advantage. Our line of products includes the Langer Index, developed by Dr. Arthur M. Langer and under exclusive license to us.  The Langer Index is an assessment system that helps define insights in businesses and create impactful transformations.  The primary goal of the Langer Index is to assess the information technology ("IT") readiness of a medium and large sized IT organization.  It helps in streamlining existing data collection, enabling fast, hassle-free mobile data collection. The Langer Index provides sophisticated data analysis and visualization capabilities for business users and promotes the CIO team to build strategies and action plans to achieve strategic goals. While most scorecards retain the traditional financial metrics that are backward looking, the Langer Index is a predictor of future success. Our other product offerings include our Simple APO app, which provides sales professionals with real-time collaboration capabilities, and our Integrated Business Planning (IBP) / Sales and Operations Planning (S&OP) Mobile Analytics app, one of several applications for analyzing and managing large data sets that addresses the S&OP.

AMERI Holdings, Inc. (formerly Spatializer Audio Laboratories, Inc.) was incorporated under the laws of the State of Delaware in February 1994.  Our principal executive office is located at 100 Canal Pointe Boulevard, Suite 108, Princeton, NJ 08540.

Recent Events
Acquisition of Linear Logics Corporation.  On April 1, 2015, Ameri and Partners Inc., acquired all of the assets and liabilities of Linear Logics Corporation (referred to as "Linear" and "Linear Logics"), pursuant to the terms of a Share Purchase Agreement (the "Linear Acquisition"). Headquartered in Glen Mills, Philadelphia, Linear Logics is a leading provider of supply chain management solutions. Linear Logics was started by professionals with several decades of combined experience in manufacturing, planning, logistics and system integration. Linear Logic's helps its clients identify the appropriate technology for their business processes to extract value from their customer supply chains. Linear Logics is a SAP SE ("SA") partner and has co-developed solutions for sales and operations planning and demand management using SAP technology. The total purchase price for Linear Logics was $1,000,000, 1.5 million common shares and up to a $1 million Earnout.
Reverse Merger.  On May 26, 2015, we completed a "reverse merger" transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (dba Ameri100), a Delaware corporation (the "Merger"). As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners' former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the "Merger Agreement"). Concurrently with the closing of the Merger, we issued a 5% Unsecured Convertible Note due May 26, 2017, in the principal amount of $5,000,000 (the "Convertible Note"), together with a warrant to purchase shares of our common stock (the "Warrant"), in a private placement (the "Private Placement") to Lone Star Value Investors, LP ("Lone Star Value"), pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015 (the "Securities Purchase Agreement"). Prior to the Merger, Lone Star Value was our majority shareholder.
Immediately prior to the closing of the Merger, we changed our corporate name to AMERI Holdings, Inc. from our previous name Spatializer Audio Laboratories, Inc. Our trading symbol on the OTCQB marketplace was temporarily changed to "SPZRD" from "SPZR."  This temporary trading symbol was replaced by FINRA 20 business days after the closing of the Merger with the symbol "AMRH", reflecting the new name of our company.
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
Ameri India Agreements. As part of the Merger, we purchased 24.9% of the outstanding shares of common stock of Ameri Consulting Service Private Limited ("Ameri India"), a corporation organized under the laws of India which is owned by Srinidhi "Dev" Devanur, our Executive Vice Chairman , for aggregate consideration consisting of $1.00 and the consideration being furnished by us to the stockholders of Ameri & Partners under the Merger Agreement, pursuant to the terms of a Stock Purchase Agreement, dated as of May 26, 2015, by and between us and Mr. Devanur.  Subject to obtaining various regulatory approvals for foreign ownership required under India's Foreign Exchange Management Act, we agreed to purchase the remaining 75.1% of the outstanding shares of Ameri India for similar consideration. As of December 31, 2015 there was not a material amount of activity in the Ameri India subsidiary.
Acquisition of Bellsoft.  On November 20, 2015, pursuant to the terms of a Share Purchase Agreement ("Purchase Agreement"), we acquired 100% of the shares of Bellsoft, an IT consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of software produced by SAP  business intelligence ("BI"), data warehouse ("DW") and other ERP services.  Bellsoft has operations in the United States, Canada and India. For financial accounting purposes, we recognize September 1, 2015 as the effective date of the acquisition. The purchase price for the acquisition of Bellsoft consisted of: (a) a cash payment in the amount of $3,000,000 at closing, (b) 235,295 shares of our common stock at closing, (c) $250,000 quarterly cash payments to be paid on the last day of each calendar quarter of 2016, (d) a $1,000,000 cash distribution that was payable 5 days following closing, (e) certain amounts in connection with Bellsoft's accounts receivable and (f) earn-out payments to be paid, if earned, in the last quarter of 2016 and 2017, all as more particularly outlined in the Purchase Agreement. The total consideration paid excludes transaction costs.

Credit Agreement.  Simultaneously with the Bellsoft acquisition, Bellsoft entered into a Revolving Credit and Security Agreement (the "Credit Facility") with Federal National Payables, Inc., a Delaware corporation doing business as Federal National Commercial Credit (the "Lender"). Up to $6 million principal amount of advances may be extended under the Credit Facility. The Credit Facility will be used to pay a portion of the costs associated with the acquisition of Bellsoft, with the balance being available for general working capital of Bellsoft.  The Credit Facility has a term of two years, which will automatically renew unless a written notice of termination is given by Bellsoft or the Lender to the other at least 60 days prior to the end of the original or any renewed term.  Interest under the Credit Facility will accrue on the higher of (a) the outstanding principal amount of advances under the Credit Facility and (b) $2,000,000 at a per annum rate equal to the Prime Rate plus 1.00%, which will be payable monthly in arrears. With each payment of interest, Bellsoft will also pay a servicing fee of 0.38% multiplied by the higher of (a) the average daily principal amount of advances under the Credit Facility for the previous calendar month or portion thereof and (b) $2,000,000. The Credit Facility is secured by substantially all of Bellsoft's assets. The amounts borrowed by Bellsoft under the Credit Facility are guaranteed by us.

Edgewater Technologies Bid. On October 26, 2015 we, together with our affiliates, announced that we delivered a merger proposal to Edgewater Technology, Inc. (Edgewater) valuing Edgewater at a price of $8.50 per share. In December 2015, the bid was rejected and withdrawn. Edgewater has retained Signal Hill for investment banking advisory services and we have been in contact with members of Signal Hill regarding a potential transaction with Edgewater.  There is no assurance that a transaction between our company and Edgewater will be entered into, or, if we enter into a transaction with Edgewater, what the terms of that transaction would be.

Letter of Intent with DCM.  On January 18, 2016, we entered into a non-binding letter of intent ("Letter of Intent") relating to the acquisition of all of the membership interests of DC&M Partners, LLC ("DCM"). The Letter of Intent provides for a purchase price of $3 million cash, the issuance of 1,500,000 shares of our common stock, and earn-out payments of up to $3 million and 100,000 shares of our common stock. DCM is an IT development, consulting and management company with revenues for the 2015 calendar year of approximately $18.3 million (based on unaudited financial statements). We anticipate that due diligence can be completed and the transaction can be closed during the second quarter of 2016, although there can be no assurance the transaction will be consummated as described in the Letter of Intent, in this time frame or at all. Approval of our Board will be required for the closing of the acquisition. Stockholder approval is not necessary and we do not believe there are any required regulatory approvals.

RPA is an emerging technology in automation of back office functions. Ameri100 is at the forefront of bringing the latest in technological innovations to its customers, and has formed alliances with several providers. BluePrism, a UK based provider of enterprise level software robots, was the first to partner with Ameri100. Advanced talks are also on with Arago, a German RPA provider, and WorkFusion, an end-to-end automation provider specializing in cognitive bots.

Our Services
Enterprise Architecture
An organization's strategy and architecture practice is the cornerstone of effective strategy communications, transformation management and IT governance. Yet no two organizations are the same and the shape of the practice must reflect the overall operating model as well as the investment climate and sourcing models of the organization. We help our clients develop the right kind of architecture practice, tailored to their needs. We start by defining architectures for the use of information in support of our clients' business and the plan for implementing those architectures. After planning, we define the sequence of activities that are required in order to develop the enterprise architecture framework and its contents, or the blueprints. Following the planning and process formulation, we help the client define drivers and roadmaps for the people required to support the architecture and create a software evaluation criteria and scorecard to perform a technology assessment for the client's enterprise solutions. Finally, after establishing the platform, we help our client implement, customize and migrate applications and products that support the business processes, software and infrastructure.
The diagram below defines the process of how technology works closely with the business to drive business improvement through sound enterprise architecture.

Why
Strategy: Drivers, Goals Objectives & Measures
(Motivation Model)
Drives
Need for
Motivates
Informs
Business Operations
What
Planning: Architecture Services
(Architecture Service Catalogue)
Business
Improvements
enabled
through
IT capabilities
Realises
How
Strategy: Drivers, Goals Objectives & Measures
(Motivation Model)
Architecture Practice

Enterprise Resource Planning
We are at the forefront of ERP solutions, providing services aligned to the IT needs and business goals of our clients around the world. Our suite of ERP solutions and services is designed to partner with the client for the entire life cycle of their enterprise applications as they evolve.  We have a focus on designing solutions for businesses by developing a deep understanding of it business challenges and industry environment. We have extensive experience in deploying, managing and delivering world-class solutions utilizing our global delivery capabilities, which enable us to deliver a first class service while mitigating cost. Our global delivery capabilities, advanced development centers, offices and partners across the world, together with the most up-to-date infrastructure, tools and certified talent pool, enable us to deliver best-in-class offshore services along with the benefits of low cost execution, expertise and flexible partner. Our ERP solutions include ERP consultancy, design, implementation and solutions based on industry best practices, rapid development solutions, migration, upgrades, rollout, mobility, maintenance and support, and managed services.
Predictive Analytics
We help drive innovative decisions with the power of business discovery. We can combine a client's data sources, then provide instant answers to questions and allow clients to intuitively design complex predictive models. Our expertise lies in business analytics and intelligence. With our industry knowledge, technical capability, operational experience, robust global delivery model and strong partnership models, we help the customer with insights to improve the decision-making process. We build innovative solutions that run reports and create dashboards quickly to detect market changes and functional impacts in real time, which will help to make more informed decisions by analyzing both structured and unstructured data. We specialize in predictive analytics technologies including SAP High-performance Analytic Appliance ("SAP HANA"), Oracle TimesTen, McObject eXtremeDB, Redis and UNICOM SolidDB. Clients leverage upon our experience to discover how to find hidden value with text mining and analytics, gain accurate insights by consolidating structured and unstructured data and learn how to understand customers and predict their behavior.
The following diagram shows our predictive analytics workflow.

Business Intelligence and Analytics Practice Service Spectrum

Consulting, Implementation, Migration and Upgrades, Custom Development, Operations & Support, Testing

Enterprise Information Management Consulting

- Maturity Assessments
- DW-BI Roadmaps
- Tool Evaluations
- Architecture Reviews
- Implementation and Deployment

Business Analytics

Data Warehousing

Big Data

Platform and Technology Enablement

- Hadoop Unstructured and Semi structured Analytics
- Relational Data stores {Columnar, MPP), No SQL Data stores
- Visualisation and Information Discovery, Performance Management
- ETL and other data integration platforms

Enterprise Mobility
With our innovative solutions, users can easily access data they need anywhere, while providing the flexibility and mobility users demand. We continuously explore and evaluate rapidly evolving mobility options to help our customers leverage these new technologies for business advantage, keeping them on the edge of the innovation curve. Our expertise is targeted towards building mobility applications, leveraging various approaches such as Native, Cross Platform (Hybrid), and Mobile Web Application Development like HTML5 and Fiori. Our proficiency also lies in development of apps on IOS, Android, Windows Phone, Blackberry and Symbian.
The following diagram demonstrates our mobility management services workflow:

Advisory Services
Mobile Device & Security Management
UX Services
Mobile Application Development
Mobile BI & Analytics
Mobile Application Management
Mobility Testing
Mobile Infrastructure & Management Services
Advisory Services

Our Software Products

We have developed three main products:
•	Our Simple APO app, which provides sales professionals with real-time collaboration capabilities, saving hours of preparation, data entry, and increasing forecast accuracy.
•	Our IBP / S&OP Mobile Analytics app, one of several applications for analyzing and managing large data sets that addresses the S&OP business process, for which there were not previously many useful apps due to the complexity of the process and inability of other apps to process large volumes of data. We have worked extensively with SAP development on this new product and SAP is a development and implementation partner.
•	The Langer Index, a mobile-ready, web-based assessment tool for collecting and analyzing organizational data about a company's IT organization.
Our internal innovation lab provides an environment for developing software products in leading-edge technologies as well as in various domains.  We have undertaken extensive business hypotheses-driven research and surveys and invest our time into identifying precise market requirements and iteratively built products to meet the needs of the market.
Our products are built based on use cases that address technology white space as well as specific pain-points. Our lab, connected to academic research centers of international repute for various collaborative research projects, is customer aligned and metrics driven.  Innovative solutions emerging from our lab have won international awards.
Industry Practices and Services
We offer a broad range of solutions designed to help clients address business challenges and enhance their ability to pursue growth opportunities. The services and solutions we provide include enterprise architecture, enterprise resource planning, predictive analytics and enterprise mobility.  Our products are delivered to our clients across our business segments in a standardized, high-quality manner through our R-E-E model, which emphasizes a single point of contact for complete program management, a global partner ecosystem with specialized service, technology, industry and geography focus and tailored engagements, a single point of accountability for project performance, continuous onsite as well as offshore, touch points and an up-to-date understanding of our clients' evolving requirements..  We continually invest in the expansion of our service portfolio to anticipate and meet clients' evolving needs and have developed strong capabilities in our industry segments. Our business is organized and managed primarily around our two industry-oriented segments: (i) SAP Solutions for the manufacturing, government, retail and public health industries, which include our SAP products, Customer Demand Manager (CDM™) and integrated business planning Analytics Accelerated IBP, and (ii) Banking, Financial Services and Insurance Solutions.  Our industry practices are complemented by our services, which we develop in response to client requirements and technology life cycles.
This industry focus has been central to our revenue growth and high client satisfaction. As the IT services industry continues to mature, we believe clients are looking for service providers who understand their businesses, industry initiatives, best practices, customers, markets and cultures, and can create solutions tailored to meet their individual business needs.  To strengthen our industry practices, we hire professionals who are deeply experienced in the industries we serve, thus establishing a broad base of business analysts and consultants.

SAP Solutions
Our SAP Solutions segment serves organizations within the manufacturing, government, retail and public health industries.  We provide our clients with expertise and skills in the following areas and projects:
E-commerce	Marketing analytics
SAP HANA	Omni channel marketing
Merger/demerger	Customer insight
Financial reporting	Procurement
SAP upgrades	Logistics
Supply chain	Integrated business planning
Business intelligence

Banking, Financial Services and Insurance Solutions
Our Banking, Financial Services and Insurance segment serves financial institutions worldwide. Our clients include companies providing banking, investments, transaction processing, capital markets and credit card services to third parties. We also serve the needs of global insurance providers, who turn to us for assistance in improving the efficiency and effectiveness of their operations and in achieving business transformation. Our services include Oracle Web Center, data warehousing, Innovation Lab, Openspan, A/B testing, Lean Launch, commissions systems, house holding and retail banking.
Our Growth Strategy
Our growth strategy is based on organic growth and the acquisition of IT services companies in the United States. After careful evaluation and due diligence, the Company endeavors to achieve operational and sales effectiveness to deliver immediate upside for our shareholders.
We provide integrated solutions, leveraging innovation, intelligence and insight, to deliver customer impact and we intend to become one of the most preferred global technology management consulting companies. To achieve this goal, we are focused on the following strategies:
Intelligent Bench Strategy
Most onsite and offshore-based players in the industry have an average of 20% to 30% unutilized resource cost, or "bench cost," that is being transferred to the customers. We have solved this challenge by partnering with niche specialty firms globally to avail ourselves of the right resource at the right time to meet client needs without adding the extra bench cost.
Demand Strategy
Many customers do not have measurement metrics to assess where their IT spending is yielding value. We have addressed this by partnering with Columbia University's technology management center and created the Langer Index, to assess technology spends. We will implement our products and services through demand partners across the United States and eventually on an international basis.

Sales and Marketing
Our sales approach is to combine traditional sales with our strength in industries and technology. Our traditional sales function is composed of direct sales professionals and inside sales professionals. Both work closely with our practice directors to identify potential opportunities within each account.  Using a consultative selling methodology, target prospects are identified and a pursuit plan is developed for each key account. When contact with a target is established, we utilize a blended sales model to demonstrate our expertise, combining consultative selling with traditional sales methods. Once the customer has engaged us, our sales professionals maintain their relationships with the customer by working collaboratively with the consulting professionals who are assigned to the customer.
The primary goal of our marketing efforts is to generate sales opportunities by promoting brand awareness, value proposition and overall domain expertise. Our marketing function utilizes comprehensive internet marketing strategies that involve integrated activities, including, but not limited to, webinars, highly-targeted email campaigns distributed to prospect and client lists developed with specific demographics and attributes, and social media outlets to promote our capabilities and services (for example, both company-driven and domain-specific blogs, social networking and video sharing websites). By leveraging closely coupled Internet marketing strategies to promote our services, we are able to reach a wider audience and communicate in a medium that has become more widely accepted and brings in quicker results from a sales and marketing perspective. We also gather key statistics from our websites, blogs, email campaigns and other social media outlets to test, measure and trace our marketing initiatives. This enables us to ensure we are reaching the right target audience with concise and compelling offerings to promote our capabilities.
Our close partnership with SAP, alignment with the SAP development roadmap and experience in providing out-of-the-box solutions help us to work with SAP customers without "rescue boat" engagements.
Revenues and Customers
We generate revenue primarily through the provision of consulting services. We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into two specific categories: time and materials and fixed-price.

When a customer enters into a time and materials, fixed-price, or a periodic retainer-based contract, we recognize revenue in accordance with its evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on vendor specific objective evidence of the value for each deliverable.

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
For the nine months ended December 31, 2015, sales to five major customers, Client 1, Client 2, Client 3, Client 4 and Client 5, accounted for 54.49% of our total revenue. For the nine months ended December 31, 2015, sales of consulting services to other customers accounted for 45.51% of our total revenue.
Technology Research and Development
We regard our services and solutions and related software products as proprietary and rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and software protection agreements and other intellectual property protection methods to safeguard our technology and software products.  We have not applied for patents on any of our technology.  We also rely upon our efforts to design and produce new applications, and upon improvements to existing software products, to maintain a competitive position in the marketplace.

On December 26, 2015, we entered into a license agreement with Dr. Arthur M. Langer, which grants us a license for exclusive, perpetual, irrevocable and worldwide use of the Langer Model to generate the Langer Index.
Research and product development expenditures were approximately $524,741 in the nine-months ended December 31, 2015 and there was no research and product expense in the fiscal year ended March 31, 2015.
Strategic Alliances
Under our proprietary LEAP methodology, we have formed strategic alliances with more than 25 subject matter technology specialists in the IT area to perform comprehensive services on an as needed basis for particular clients. We partner with niche specialty firms globally to avail ourselves of the right resource at the right time to meet client needs without adding the extra bench cost. These firms do not have the sales and marketing bandwidth. We partner with regional specialist firms in niche skills in various cities across the United States and partner with them to offer our wide array of services. We will expand our supply partner's list and match them with the requirements of our demand partners. Our LEAP approach allows us to leverage strategic partnerships, which include a skilled workforce of over 4,500 industry professionals globally. The partner-led model enables us to deliver quality talent and resources, define a transition management process that yields results and create across-the-board growth for clients.  Our business partners include executive recruiters, staffing firms and niche technology companies.
Competition
The intensely competitive IT services and outsourcing market includes a large number of participants and is subject to rapid change. This market includes participants from a variety of market segments, including systems integration firms, contract programming companies, application software companies, traditional large consulting firms, professional services groups of computer equipment companies and facilities management and outsourcing companies. Examples of our competitors in the IT services industry include NetSol Technologies, Inc., RCM Technologies, Inc., Cartesian Inc., Syntel Inc., Hexaware Technologies Ltd. and Mindtree Ltd.
We believe that the principal competitive factors in the IT services and outsourcing market include performance and reliability, quality of technical support, training and services, responsiveness to customer needs, reputation and experience, financial stability and strong corporate governance, and competitive pricing of services.
Some of our competitors have significantly greater financial, technical and marketing resources and/or greater name recognition, but we believe we are well positioned to capitalize on the following competitive strengths to achieve future growth:
•	well-developed recruiting, training and retention model;
•	successful service delivery model;
•	broad referral base;
•	continual investment in process improvement and knowledge capture;
•	investment in research and development; and
•	financial stability and strong corporate governance.

Employees
Employees as of December 31, 2015, we had approximately 171 employees, including billable employees and support staff. We routinely supplement our employee consulting staff with the use of subcontractors, which totaled approximately 107 at December 31, 2015, most of which are from other services firms. Between Ameri employees and subcontractors, we had approximately 195 billable consultants at December 31, 2015. None of our employees have acknowledged that they are a part of a collective bargaining arrangement and we believe our relations with our employees are good. We have employment agreements with our executive officers and certain other employees.

Available Information

Our executive offices are located at 100 Canal Pointe Boulevard, Suite 108, Princeton, NJ 08540.  Our telephone number is (732) 243-9250, our fax number is (732) 243-9254 and our website is located at www.ameri100.com.  We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished.  These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports.  Our Securities and Exchange Commission ("SEC") reports can be accessed through the investors section of our website (http://ir.ameri100.com/), and we intend to disclose any changes to or waivers from our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and our Code of Ethics and Business Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. In addition, the public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic SEC filer. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address of the SEC's website is http://www.sec.gov.  Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an evaluation of our company will be included in filings on the SEC EDGAR website, and may also be disseminated using our investor relations website (http://ir.ameri100.com/) and press releases.

Item 1A. Risk Factors

In addition to the information set forth at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information", investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business and Industry
We recorded a net loss for the nine months ended December 31, 2015, and there can be no assurance that our future operations will result in net income.
For the nine months ended December 31, 2015, we had net revenue of $15,976,422 and net loss of $1,890,758. At December 31, 2015, we had stockholders' equity of $258,533, a decrease of $714,323 from March 31, 2015. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our solutions and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new solutions and services from which we can derive additional revenues, our financial results will suffer.

We and our subsidiaries have limited operating histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our business plan.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the technology consulting markets in which we operate. We must meet many challenges including:
•	establishing and maintaining broad market acceptance of our solutions and services and converting that acceptance into direct and indirect sources of revenue,
•	establishing and maintaining adoption of our technology solutions in a wide variety of industries and on multiple enterprise architectures,
•	timely and successfully developing new solutions and services and increasing the functionality and features of existing solutions and services,
•	developing solutions and services that result in high degrees of enterprise client satisfaction and high levels of end-customer usage,
•	successfully responding to competition, including competition from emerging technologies and solutions,
•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our solutions and services and
•	identifying, attracting and retaining talented technical services staff at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all.  If we are unable to successfully address these risks our business will be harmed.
Uncertain global economic conditions may continue to adversely affect demand for our services.
Our revenue and gross margin depend significantly on general economic conditions and the demand for IT services in the markets in which we operate. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. A material portion of our revenues and profitability is derived from our clients in North America, Canada and Europe. Recent or future weakening in these markets may result in high government deficits, credit downgrades or otherwise, could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans.  Economic downturns also may lead to restructuring actions and associated expenses.  Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently the results of operations, financial condition, cash flows and stock price.

Our operations and assets in India expose us to regulatory, economic, political and other uncertainties in India, which could harm our business.
We have a offshore presence in India where a number of our technical professionals are located.  In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation and varying gross domestic product growth.  Salaries and other related benefits constitute a major portion of our total operating costs.  Many of our employees based in India where our wage costs have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, and this has been one of our competitive advantages.  However, wage increases in India or other countries where we have our operations may prevent us from sustaining this competitive advantage if wages increase.  We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. If such events occur, we may be unable to continue to increase the efficiency and productivity of our employees and wage increases in the long term may reduce our profit margins.
Recently, India had a change in the government. The change in government leads to a degree of uncertainty and anticipation regarding new economic initiatives and reforms. This may have an impact on investment decisions and operations.  Further, India has experienced natural disasters and incidents of terrorism, which have emerged as the biggest risk.  In the event that any of our business centers are affected by any such disasters, we may sustain damage to our operations and properties, suffer significant losses and be unable to complete our client engagements in a timely manner. In addition, companies may decline to contract with us for services in the light of these risks, because of more generalized concerns about relying on a service provider utilizing international resources that may be viewed as less stable than those provided domestically.
We are subject to significant influence over actions exercised by the Indian government, which could have an adverse effect on our business sector. Such actions by the government could influence the functioning of our business both in long and short term.  We have been provided significant tax incentives in the past, which includes among other things, tax holidays and favorable rules on foreign investment and repatriation. In addition, a change in laws, policies and regulations by the regulators including changes in industry or trade policies, budget amendments or a change in the government could require costly changes to the way we operate and remove any of the benefits realized by us which could have a material adverse effect on our business, results of operations and financial condition.
Our clients may seek to reduce their dependence on India for outsourced IT services or take advantage of the services provided in countries with labor costs similar to or lower than India.
Clients which presently outsource a significant proportion of their IT services requirements to vendors in India may, for various reasons, including in response to rising labor costs in India and to diversify geographic risk, seek to reduce their dependence on one country. We expect that future competition will increasingly include firms with operations in other countries, especially those countries with labor costs similar to or lower than India, such as China, the Philippines and countries in Eastern Europe. Since wage costs in our industry in India are increasing, our ability to compete effectively will become increasingly dependent on our reputation, the quality of our services and our expertise in specific industries. If labor costs in India rise at a rate that is significantly greater than labor costs in other countries, our reliance on the labor in India may reduce our profit margins and adversely affect our ability to compete, which would, in turn, have a negative impact on our results of operations.
Our international operations subject us to exposure to foreign currency fluctuations.
We have operations in three countries and as we expand our international operations, more of our customers pay us in foreign currencies. Transactions in currencies other than U.S. dollars subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the U.S. dollar and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows.  The exchange rate between the U.S. dollar and other currencies has changed substantially in recent years and may fluctuate in the future.  We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as Indian Rupee.  The hedging strategies that we have implemented, or may in the future implement, to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks.  Accordingly, we may incur losses from our use of foreign exchange derivate contracts that could have a material adverse effect on our business, results of operations and financial condition.

An inability to recruit and retain IT professionals will adversely affect our ability to deliver our services.
Our industry relies on large numbers of skilled IT employees, and our success depends upon our ability to attract, develop, motivate and retain a sufficient number of skilled IT professionals and project managers who possess the technical skills and experience necessary to deliver our services. Qualified IT professionals are in demand worldwide and are likely to remain a limited resource for the foreseeable future.  Our failure to attract or retain qualified IT professionals in sufficient numbers may have a material adverse effect on our business, results of operations, financial condition and cash flows.
As part of our growth strategy, we intend to acquire other businesses; however, there is no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies to realize the full benefits of the combined businesses.

While we recently acquired Bellsoft and Linear Logistics and have entered into a Letter of Intent with DCM in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, non-recurring costs in connection with proposed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

We face intense competition from other service providers.
We are subject to intense competition in the industry in which we operate which may adversely affect our results of operations, financial condition and cash flows. We operate in a highly intensive competitive industry, which is served by numerous global, national, regional and local firms. Our industry has experienced rapid technological developments, changes in industry standards and customer requirements. The principal competitive factors in the IT markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. Many companies also choose to perform some or all of their back office IT and IT-enabled operations internally. Such competitiveness requires us to keep pace with technological developments and maintains leadership; enhance our service offerings, including the breadth of our services and portfolio, and address increasingly sophisticated customer requirements in a timely and cost-effective manner.
We market our service offerings to large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract, which includes time and material contracts, annual maintenance contracts (fixed time frame), fixed price contracts and transaction price based contracts. The intense competition and the changes in the general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain services or provide services that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully.  Any broad-based change to our prices and pricing policies could cause revenues to decline and may reduce margins and could adversely affect results of operations, financial condition and cash flows.  Some of our competitors may bundle software products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations.  These practices could, over time, significantly constrain the prices that we can charge for certain services.  If we do not adapt our pricing models to reflect changes in customer use of our services or changes in customer demand, our revenues and cash flows could decrease.
Our competitors may have significantly greater financial, technical and marketing resources and greater name recognition and, therefore, may be better able to compete for new work and skilled professionals. Similarly, if our competitors are successful in identifying and implementing newer service enhancements in response to rapid changes in technology and customer preferences, they may be more successful at selling their services. If we are unable to respond to such changes our results of operations may be harmed.  Further, a client may choose to use its own internal resources rather than engage an outside firm to perform the types of services we provide. We cannot be certain that we will be able to sustain our current levels of profitability or growth in the face of competitive pressures, including competition for skilled technology professionals and pricing pressure from competitors employing an on-site/offshore business model.

In addition, we may face competition from companies that increase in size or scope as the result of strategic alliances such as mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors, and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of such an industry trend, which could adversely affect our competitive position. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage, and requiring us to recognize impairments on our assets.
Our business could be adversely affected if we do not anticipate and respond to technology advances in our industry and our clients' industries.
The IT and offshore outsourcing services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT solutions that keep pace with industry developments. We may not be successful in addressing these developments on a timely basis or at all, if these developments are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others may not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.
A significant number of organizations are attempting to migrate business applications to advanced technologies.  As a result, our ability to remain competitive will be dependent on several factors, including our ability to develop, train and hire employees with skills in advanced technologies, breadth and depth of process and technology expertise, service quality, knowledge of industry, marketing and sales capabilities. Our failure to hire, train and retain employees with such skills could have a material adverse impact on our business. Our ability to remain competitive will also be dependent on our ability to design and implement, in a timely and cost- effective manner, effective transition strategies for clients moving to advanced architectures. Our failure to design and implement such transition strategies in a timely and cost-effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our business could be materially adversely affected if we do not or are unable to protect our intellectual property or if our services are found to infringe upon or misappropriate the intellectual property of others.
Our success depends in part upon certain methodologies and tools we use in designing, developing and implementing applications systems in providing our services. We rely upon a combination of nondisclosure and other contractual arrangements and intellectual property laws to protect confidential information and intellectual property rights of ours and our third parties from whom we license intellectual property. We enter into confidentiality agreements with our employees and limit distribution of proprietary information. The steps we take in this regard may not be adequate to deter misappropriation of proprietary information and we may not be able to detect unauthorized use of, protect or enforce our intellectual property rights. At the same time, our competitors may independently develop similar technology or duplicate our products or services. Any significant misappropriation, infringement or devaluation of such rights could have a material adverse effect upon our business, results of operations, financial condition and cash flows.
Litigation may be required to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be time consuming and costly. Although we believe that our services do not infringe or misappropriate on the intellectual property rights of others and that we have all rights necessary to utilize the intellectual property employed in our business, defense against these claims, even if not meritorious, could be expensive and divert our attention and resources from operating our company. A successful claim of intellectual property infringement against us could require us to pay a substantial damage award, develop non-infringing technology, obtain a license or cease selling the products or services that contain the infringing technology. Such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Any disruption in the supply of power, IT infrastructure and telecommunications lines to our facilities could disrupt our business process or subject us to additional costs.
Any disruption in basic infrastructure, including the supply of power, could negatively impact our ability to provide timely or adequate services to our clients. We rely on a number of telecommunications service and other infrastructure providers to maintain communications between our various facilities and clients in India, the United States and elsewhere. Telecommunications networks are subject to failures and periods of service disruption, which can adversely affect our ability to maintain active voice and data communications among our facilities and with our clients. Such disruptions may cause harm to our clients' business. We do not maintain business interruption insurance and may not be covered for any claims or damages if the supply of power, IT infrastructure or telecommunications lines is disrupted. This could disrupt our business process or subject us to additional costs, materially adversely affecting our business, results of operations, financial condition and cash flows.  For instance, last year a few days of rain in Chennai disrupted Bellsoft and revenues were reduced.
System security risks and cyber-attacks could disrupt our information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Security and availability of IT infrastructure is utmost concern for our business, and securing all critical information and infrastructure necessary for rendering services is also one of the top priorities of our customers.
System security risks and cyber-attacks could breach the security and disrupt the availability of our IT services provided to customers. Any such breach or disruption could allow the misuse of our information systems, resulting in litigation and potential liability for us, the loss of existing or potential clients, damage to our reputation and diminished brand value, and could have a material adverse effect on our financial condition.
Our network and our deployed security controls could also be penetrated by a skilled computer hacker or intruder. Further, a hacker or intruder could compromise the confidentiality and integrity of our protected information, including personally identifiable information; deploy malicious software or code like computer viruses, worms or Trojan horses, etc. may exploit any security vulnerabilities, known or unknown, of our information system; cause disruption in the availability of our information and services; and attack our information system through various other mediums.
We also procure software or hardware products from third party a vendor that provide, manages and monitors our services.  Such products may contain known or unfamiliar manufacturing, design or other defects which may allow a security breach or cyber-attack, if exploited by a computer hacker or intruder, or may be capable of disrupting performance of our IT services and prevent us from providing services to our clients.
In addition, we manage, store, process, transmit and have access to significant amounts of data and information that may include our proprietary and confidential information and that of our clients. This data may include personal information, sensitive personal information, personally identifiable information or other critical data and information, of our employees, contractors, officials, directors, end customers of our clients or others, by which any individual may be identified or likely to be identified. Our data security and privacy systems and procedures meet applicable regulatory standards and undergo periodic compliance audits by independent third parties and customers. However, if our compliance with these standards is inadequate, we may be subject to regulatory penalties and litigation, resulting in potential liability for us and an adverse impact on our business.
We are still susceptible to data security or privacy breaches, including accidental or deliberate loss and unauthorized disclosure or dissemination of such data or information. Any breach of such data or information may lead to identity theft, impersonation, deception, fraud, misappropriation or other offenses in which such information may be used to cause harm to our business and have a material adverse effect on our financial condition, business, results of operations and cash flows.

We must effectively manage the growth of our operations, or our company will suffer.
Our ability to successfully implement our business plan requires an effective planning and management process.  If funding is available, we intend to increase the scope of our operations and acquire complimentary businesses.  Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our existing management and resources.  If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.
Our revenues are concentrated in a limited number of clients in a limited number of industries and our revenues may be significantly reduced if these clients decrease their IT spending.
For the nine-month period ended December 31, 2015, sales to five major customers accounted for 54.49% of our total revenue. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.
Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.
Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include the timing and number of client projects commenced and completed during the quarter, the number of working days in a quarter, employee hiring, attrition and utilization rates and the mix of time-and-material projects versus fixed price deliverable projects and maintenance projects during the quarter. Additionally, periodically our cost increases due to both the hiring of new employees and strategic investments in infrastructure in anticipation of future opportunities for revenue growth.
These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.
We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.
If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals. If we were to lose any of our key personnel, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.
We may not have sufficient working capital in the long term.
It is likely we may require additional funds in the long term depending upon the growth of our revenues and our business strategy. We can give no assurance that we will be able to obtain sufficient debt or equity capital now or in the future to support our operations. Should we be unable to raise sufficient debt or equity capital, we could be forced to cease operations.

Risks Related to our Common Stock
We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.
There is a limited market for our common stock, which may make it more difficult to dispose of your stock.
Our common stock is currently quoted on the OTCQB marketplace. There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.
A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.
If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Stockholders who have been issued shares in the Merger will not be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933 until one year after this current report is filed with the SEC, subject to limitations imposed by the lock-up agreements.
Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.
Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own 82.6% of our outstanding shares of common stock.  Accordingly, our executive officers, directors and principal stockholders, and their respective affiliates, will have significant influence on the ability to control the company and the outcome of issues submitted to our stockholders.
If the benefits of any proposed acquisition of do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
If the benefits of any proposed acquisition of do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Being a public company results in additional expenses and diverts management's attention, and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934.  These requirements generate significant accounting, legal and financial compliance costs, and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources.  The Securities Exchange Act of 1934 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management's attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

We are an "emerging growth company" and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.  In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management's assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as "compensation discussion and analysis");
●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the "say-on-pay," "say-on-frequency" and "say-on-golden-parachute" votes);
●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;
●	may present only two years of audited financial statements and only two years of related Management's Discussion & Analysis of Financial Condition and Results of Operations, or MD&A; and
●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.  Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a "smaller reporting company" under SEC rules.  For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management's assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company.  In this regard, the JOBS Act provides that we would cease to be an "emerging growth company" if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period.  Further, under current SEC rules we will continue to qualify as a "smaller reporting company" for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until next year. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year for which our second annual report is due or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management's attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by FINRA, the SEC or other regulatory authorities, which could require additional financial and management resources.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located in approximately 2,547 square feet of office space in Princeton, New Jersey and are situated within an office that also serves as the principal office of Ameri and Partners.  We currently pay rent of $5,200 per month.  We also lease administrative, marketing and product development and support facilities totaling approximately 17,000 square feet in Chennai, Mumbai, Pune and Bangalore, India. The rent expenses for our offshore support teams are captured under India expense category. Total rent expense for our US offices recorded in general and administrative expense in the accompanying consolidated statements of operations was approximately $44,163 for the nine months ended December 31, 2015 and $15,145 for the fiscal year ended March 31, 2015.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information

Effective May 26, 2015, our trading symbol on the OTCQB marketplace was temporarily changed to "SPZRD" from "SPZR" as a result of the Merger.  This temporary trading symbol was then replaced by FINRA with "AMRH". The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock.  The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.  The quotations may be rounded for presentation.
Nine months ended December 31, 2015	Low	High
Quarter Ended June 30, 2015	$0.53	$3.99
Quarter Ended September 30, 2015	$1.50	$5.43
Quarter Ended December 31, 2015	$4.01	$7.00

Holders

As of March 15, 2016, we had approximately 222 shareholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

Holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. There are no restrictions in our certificate of incorporation or by-laws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Recent Sales of Unregistered Securities

For the purpose of financing the ongoing business and operations of our company following the Merger, on May 26, 2015 we completed the Private Placement, issuing the Convertible Note in the principal amount of $5,000,000, together with the Warrant, pursuant to the terms of the Securities Purchase Agreement with Lone Star Value. The Convertible Note is unsecured and will become due on May 26, 2017, the second anniversary of the issue date. Prior to maturity, the Convertible Note will bear interest at 5% per annum, with interest being paid semiannually on the first day of each of the first and third calendar quarters. From and after an event of default and for so long as the event of default is continuing, the Convertible Note will bear default interest at the rate of 10% per annum. The Convertible Note can be prepaid by us at any time without penalty.
The Convertible Note is convertible into shares of our common stock at a conversion price of $1.80 per share, or an aggregate of 2,777,778 shares of common stock, subject to adjustment under certain circumstances. The Convertible Note ranks senior to all of our other obligations, except for trade payables in the ordinary course of business, purchase money asset financing and any inventory or receivables-based credit facility that we may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables. The Convertible Note also includes certain negative covenants including, without Lone Star Value's approval, restrictions on debt and security interests, mergers and the purchase and sale of assets, dividends and other restricted payments, and investments.

The Warrant issued in the Private Placement gives Lone Star Value the right to purchase up to 2,777,777 shares of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the Convertible Note) at an exercise price equal to $1.80 per share.  The Warrant may be exercised on a cashless-exercise basis, meaning that, upon exercise, the holder would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares issuable upon exercise of the Warrant over the exercise price of the Warrant. The Warrant will expire on May 26, 2020.
In accordance with the terms of the Private Placement, at the closing, we and Lone Star Value entered into a Registration Rights Agreement, dated as of May 26, 2015 (the "Registration Rights Agreement"), pursuant to which we agreed to file a registration statement with the SEC, covering the resale of the shares of common stock into which the Convertible Note is convertible and for which the Warrant is exercisable within 60 days, if and upon the written request of Lone Star Value at any time on or before May 26, 2017. We are obligated to maintain the effectiveness of the registration statement from its effective date until the later of (a) the date on which all registrable shares covered by the registration statement have been sold, or may be sold without volume or manner of sale restrictions under Rule 144 or (b) the second anniversary of the closing date.  We agreed to use our best efforts to have the registration statement declared effective by the SEC as soon as possible, but in any event within five days after the SEC notifies us that it will not review the registration statement or 60 days after we receive the first written comments on the registration statement from the SEC. There are no monetary penalties if the registration statement is not filed or does not become effective on a timely basis.
We received gross proceeds from the private placement of $5,000,000. The net proceeds of the Private Placement of approximately $4,870,000 will be used for market expansion and strategic acquisitions, as well as working capital and general corporate purposes, including amounts required to pay officers' salaries, ongoing public reporting costs, insurance, office-related expenses (including equipment and supplies), and other corporate expenses. We have no agreements or commitments with regard to any acquisitions at this time.
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
Following the closing of the Merger and the Private Placement, the Board approved the grant of stock options to purchase an aggregate of 100,000 shares of our common stock in 25,000 share grants to Dimitrios Angelis, Dr. Arthur Langer, Robert Pearse and Dr. Robert Rosenberg. All securities were issued in reliance on Section 4(a)(2) of the Securities Act.

On August 4, 2015 the board approved the grant for directors services of 83,189 restricted stock units ("RSUs") to Jeffrey Eberwein, Dimitrios Angelis, Dr. Arthur Langer, Robert Pearse and Dr. Robert Rosenberg in the amounts of 14,245, 17,663, 14,245, 16,809 and 14,254 RSUs, respectively.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled "Equity Compensation Plan Information" under Item 12 in Part III of this Form 10-K.

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains "forward-looking statements."  The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as "may" "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, the successful integration of acquired companies, technologies and assets into our portfolio of software and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the SEC.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to the Merger.  On May 26, 2015, we completed the Merger, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (dba Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned operating subsidiary.  The Merger was consummated under Delaware law, pursuant to the Merger Agreement, and in connection with the Merger we changed our name to AMERI Holdings, Inc. We are headquartered in Princeton, New Jersey.

Overview

We are a next generation technology-management solutions firm.  We have built products and services to assist global 2000 companies by architecting and delivering the best technology solutions enabling customers to transform their business processes.  We have built a new method of measuring the effectiveness of technology deployments across large and medium size companies. Through acquisitions, we have built deep consulting expertise in business process management, RPA, digital transformation services and enterprise resource planning particularly surrounding SAP software and technology.

We generate revenue primarily through the provision of consulting services. We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into two specific categories: time and materials and fixed-price.

When a customer enters into a time and materials, fixed-price, or a periodic retainer-based contract, we recognize revenue in accordance with its evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on vendor specific objective evidence of the value for each deliverable.

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
For the nine months ended December 31, 2015, sales to five major customers Client 1, Client 2, Client 3, Client 4 and Client 5, accounted for 54.49% of our total revenue. For the nine months ended December 31, 2015, sales of consulting services to other customers accounted for 45.51% of our total revenue.
Matters that May or Are Currently Affecting Our Business
The main challenges and trends that could affect or are affecting our financial results include:
•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base, and to expand the geographic areas we serve;
•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;
•	Our ability to raise additional equity capital, if and when we needed; and
•	Our ability to control our costs of operation as we expand our organization and capabilities.

Result of Operations

Results of Operations for the Nine Months Ended December 31, 2015 Compared to the Twelve Months Ended March 31, 2015

	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2015	2015
Net Revenue	$15,976,422	$16,804,379
Cost of revenue	10,225,424	15,114,400
Gross profit	$5,750,998	$1,689,979

Operating expenses:
Selling and Marketing	$119,847	$102,739
General and administrative	5,687,913	912,510
Nonrecurring expenditures	1,655,962	-
Depreciation and amortization	157,941	33,372
Operating expenses	$7,621,663	$1,048,621

Income from operations	(1,870,665)	641,358

Interest expense	$(238,471)	$-
Interest income	89,918	-
Tax benefit/(provision)	128,460	(218,062)
Net income	$(1,890,758)	$423,296

Revenues
Revenues for the nine months ended December 31, 2015 decreased by 4.93% from the twelve months ended March 31, 2015.  Our revenue decrease for the periods presented (after giving effect to the nine-month versus twelve-month comparative periods) is directly attributable to the shorter comparable time period.
Our top five customers accounted for 54.49% of the revenues for the nine months ended December 31, 2015.
We derived 100% of our revenues from our customers located in the North America for the nine months ended December 31, 2015.

Gross margin
Our gross margin percentage (gross margin as percentage of revenues) was 35.9% for the nine months ended December 31, 2015 as compared to10.1% for the twelve months ended March 31, 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") include all costs, including rent costs, which are not directly associated with revenue-generating activities.  These include employee costs, corporate costs and facilities costs.  Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs.  Corporate costs include costs such as reorganization costs, legal, accounting and outside consulting fees.  Facilities costs primarily include rent and communications costs.
Selling, general and administrative expenses for the nine months ended December 31, 2015 increased by $2.37 million as compared to the year ended March 31, 2015.
Employee costs increased by $4.07 million for the nine months ended December 31, 2015, as compared to the year ended March 31, 2015.
Nonrecurring expenses
Nonrecurring expenditures of $1,655,962 occurred during the nine months ended December 31, 2015 and are primarily costs and expenses that are unlikely to occur again in the normal course of business. These expenditures included legal, listing, banking and subscription fees, allowance for bad debts from before the reverse merger and the costs associated with the writing off the lease hold improvement of an approximately 11,000 square feet facility in India. Increased legal costs were incurred as a result of the reverse merger Bellsoft acquisition as well as the additional incremental costs from the Edgewater offer. There were no nonrecurring expenditures for the year ended March 31, 2015.
Depreciation and amortization costs
Depreciation and amortization expense amounted to $157,941 for the nine months ended December 31, 2015, as compared to $33,372 for the year ended March 31, 2015.
Operating income
Our operating income percentage was (11.71)% for the nine months ended December 31, 2015, as compared to 3.82% for the year ended March 31, 2015. This change was mainly due to an increase in SG&A expenses and nonrecurring expenditures.
Income taxes
Our benefit and (provision) for income taxes has been at the rate of 28% for the nine months ended December 31, 2015 and year ended March 31, 2015, amounting to approximately $ 0.13 million and $(0.22) million, respectively.

Results of Operations for the Twelve Months Ended March 31, 2015 Compared to the Twelve Months Ended March 31, 2014

	Twelve Months Ended March 31,	Twelve Months Ended March 31,
	2015	2014
Net Revenue	$16,804,379	$6,144,402
Cost of revenue	15,114,400	5,233,361
Gross profit	$1,689,979	$911,041

Operating expenses:
Selling and marketing	$102,739	$193,039
General and administrative expenses	912,510	89,780
Depreciation and amortization	33,372	116
Operating expenses	$1,048,621	$282,935

Income from operations	641,358	628,106

Interest expense	-	-
Interest income	-	15
Tax benefit/(provision)	(218,062)	(213,561)
Net income	$423,296	$414,560

Revenues
Revenues for the fiscal year ended March 31, 2015 increased by 173.5% from the prior year.  Our revenue increase for the period presented is directly attributable to the acquisitions and a combination of increased business with our recurring customers and business with new customers.
Our top five customers accounted for 85% of the revenues for the fiscal year ended March 31, 2015.
We derived 100% of our revenues from our customers located in the North America for the fiscal year ended March 31, 2015.
Gross margin
Our gross margin percentage (gross margin as percentage of revenues) was 10.1% for the fiscal year ended March 31, 2015 as compared to14.8% for the fiscal year ended March 31, 2014.
Selling, general and administrative expenses
SG&A expenses for the fiscal year ended March 31, 2015 increased by $243,694 as compared to the fiscal year ended March 31, 2014 primarily from the growth in the area of support services and relational costs as a result of year over year organic growth.
Employee costs increased by $ 489,336 for the fiscal year ended March 31, 2015, as compared to the year ended March 31, 2014.

Depreciation and amortization costs
Depreciation and amortization expense amounted to $33,372 compared to $116 for the prior year.
Operating income
Our operating income percentage was 3.82% for the year ended March 31, 2015, as compared to 10.2% for the year ended March 31, 2014. This change was mainly due to an increase in spending in General and administrative expenses.
Income taxes
Our provision for income taxes has been at the rate of 28% for the years ended March 31, 2015 and 2014, amounting to approximately $(0.22) million and $(0.21) million, respectively.

Liquidity and Capital Resources

Our cash position was $1,878,034 as of December 31, 2015 as compared to $825,621 as of March 31, 2015, an increase of $1,052,413 primarily as a result of capital raised and working capital uses.

Cash used by operating activities was $3,671,622 during the nine months ended December 31, 2015 and was primarily a result of net increases from working capital increases.  Cash used from investing activities was $1,511,900 during the nine months ended December 31, 2015 due primarily to acquisitions and assets purchased for the purpose of providing future revenues.  Cash provided by financing activities was $6,235,935 during the nine months ended December 31, 2015 and was attributable to issuance of the convertible note and additional collateralized debt issuances.
For the purpose of financing the ongoing business and operations of our company following the Merger, on May 26, 2015, we completed the Private Placement, issuing the Convertible Note in the principal amount of $5,000,000, together with the Warrant, pursuant to the terms of the Securities Purchase Agreement with Lone Star Value. The Convertible Note is unsecured and will become due on May 26, 2017, the second anniversary of the issue date.  Prior to maturity, the Convertible Note will bear interest at 5% per annum, with interest being paid semiannually on the first day of each of the first and third calendar quarters. From and after an event of default and for so long as the event of default is continuing, the Convertible Note will bear default interest at the rate of 10% per annum. The Convertible Note can be prepaid by us at any time without penalty.
The Convertible Note is convertible into shares of our common stock at a conversion price of $1.80 per share, or an aggregate of 2,777,778 shares of common stock, subject to adjustment under certain circumstances.  The Convertible Note ranks senior to all of our other obligations, except for trade payables in the ordinary course of business, purchase money asset financing and any inventory or receivables-based credit facility that we may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables.  The Convertible Note also includes certain negative covenants including, without Lone Star Value's approval, restrictions on debt and security interests, mergers and the purchase and sale of assets, dividends and other restricted payments, and investments.
The Warrant issued in the Private Placement gives Lone Star Value the right to purchase up to 2,777,777 shares of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the Convertible Note) at an exercise price equal to $1.80 per share. The Warrant may be exercised on a cashless-exercise basis, meaning that, upon exercise, the holder would make no cash payment to us, and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares issuable upon exercise of the Warrant over the exercise price of the Warrant. The Warrant will expire on May 26, 2020.

We received gross proceeds from the Private Placement of $5,000,000. No placement agent or other financial intermediary was engaged or compensated in connection with the Private Placement.
Operating Activities

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various statements of work. Our primary uses of cash from operating activities are for personnel-related expenditures, leased facilities and taxes.
Future Sources of Liquidity
We expect our primary source of cash to be positive net cash flows provided by operating activities. We also continue to focus on cost reductions and have initiated steps to reduce overheads and provide cash savings.
Based on past performance and current expectations, we expect our existing cash, cash equivalents and short-term investments, and our ongoing cash flows that are not deemed permanently reinvested, to be sufficient to meet our operating liquidity requirements described above for at least the 12 months following the date of this report.
We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.
Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants' billable hours are affected by national holidays and vacation policies, which vary by country.
Climate Change

We do not believe there is anything unique to our business which would result in climate change regulations having a disproportional effect on us as compared to U.S. industry overall.

Impact of Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented. On an ongoing basis, we attempt to minimize any effects of inflation on our operating results by controlling operating costs and, whenever possible, seeking to ensure that billing rates reflect increases in costs due to inflation.
For all significant foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each period end. Statements of Operations accounts are translated at the exchange rate prevailing as of the date of the transaction. The gains or losses resulting from such translation are reported under accumulated other comprehensive income (loss) as a separate component of equity. Realized gains and losses from foreign currency transactions are included in other income, net for the periods presented.

Critical Accounting Policies

Revenue Recognition. We recognize revenue in accordance with the Accounting Standard Codification 605 "Revenue Recognition." Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to buyer is fixed and determinable, and (4) collectability is reasonably assured. We recognize revenue from information technology services as the services are provided. Service revenues are recognized based on contracted hourly rates, as services are rendered or upon completion of specified contracted services and acceptance by the customer.
Accounts Receivable. We extend credit to clients based upon management's assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts. The allowances for uncollectible accounts as of December 31, 2015 were $409,749 for the period from November 27, 2013 (date of inception) to March 31, 2015 were $0.  Based on the information available, management believes our accounts receivable, net of allowance for doubtful accounts, are collectible.
Property and Equipment. Property and equipment is stated at cost. We provide for depreciation of property and equipment using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the useful lives of the improvements. We charge repairs and maintenance costs that do not extend the lives of the assets to expenses as incurred.
We account for computer software costs developed for internal use in accordance with accounting principles generally accepted in the Unites States, which require companies to capitalize certain qualifying costs during the application development stage of the related software development project and to exclude the initial planning phase that determines performance requirements, most data conversion, general and administrative costs related to payroll and training costs incurred. Whenever a software program is considered operational, we consider the project to be completed, place it into service, and commence amortization of the development cost in the succeeding month.
Concentrations.  For the nine months ended December 31, 2015, sales to five major customers accounted for 54.49% of total revenue. These same customers accounted for 71% of the accounts receivable balance at December 31, 2015. For the period from April 1, 2015 to December 31, 2015, sales to other customers accounted for 46% of total revenue. The same customer accounted for 29% of the accounts receivable balance at December 31, 2015.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance related to disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, as necessary, to provide related footnote disclosures. The guidance has an effective date of December 31, 2016. We believe that the adoption of this new standard will not have a material impact on our consolidated financial statements.
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09-Revenue from Contracts with Customers, which provides a single, comprehensive revenue recognition model for all contracts with customers. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In January 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-01-Income Statement-Extraordinary and Unusual Items, which seeks to simplify income statement presentation by eliminating the concept of Extraordinary Items.  This Update eliminates from GAAP the concept of extraordinary items.  Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.
In November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the Board's simplification initiative aimed at reducing complexity in accounting standards. Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company," we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The response to this Item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 26, 2015, upon the closing of the Merger, we dismissed Ramirez Jimenez International CPAs ("RJI"), as our independent registered public accounting firm, which was recommended and approved by our Board on May 26, 2015.  RJI audited our financial statements for the fiscal years ended December 31, 2014 and 2013. The reason for the replacement of RJI was that, following the Merger, the former shareholders of Ameri and Partners own a majority of the outstanding shares of our common stock.  The technology management consulting business of Ameri and Partners is our new business, and the current independent registered public accountants of Ameri and Partners is the firm of RAM Associates, CPAs ("RAM"). We believe that it is in our best interest to have RAM continue to work with our business, and we therefore retained RAM as our new independent registered public accounting firm on May 26, 2015.  RAM is located at 3240 East State Street Ext., Hamilton, New Jersey 08619.
The decision to change auditors and the appointment of RAM was recommended and approved by our Board.  During our two most recent fiscal years, and the subsequent interim periods, prior to May 26, 2015, we did not consult RAM regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our company's financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

RJI's report on the financial statements of Spatializer Audio Laboratories, Inc. for the fiscal years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion and was not qualified as audit scope or accounting principles, however such year-end report did contain a modification paragraph that expressed substantial doubt about our ability to continue as a going concern.
During the fiscal years ended December 31, 2014 and 2013 and the subsequent interim periods prior to May 26, 2015, (i) there were no disagreements between us and RJI on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of RJI, would have caused RJI to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no "reportable events," as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The decision to replace RJI was not the result of any disagreement between us and RJI on any matter of accounting principle or practice, financial statement disclosure or audit procedure. Our Board deemed it in our best interest to change independent auditors following the closing of the Transaction.
We furnished RJI with a copy of this annual report prior to filing this report with the SEC. We also requested that RJI furnish a letter addressed to the SEC stating whether it agrees with the statements made in this report. A copy of RJI's letter to the SEC is filed with this annual report as Exhibit 16.1.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2015, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report as noted below in management's report on internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been significant improvements in our internal controls over financial reporting that occurred during the year ended December 31, 2015. In the first quarter of 2014, we remediated inconsistencies and omissions related to certain equity transactions by identifying potential issues in a timely manner and properly classifying those transactions by adding an additional layer of review to equity transactions.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names and ages of our executive officers, key employees and directors, and their positions with us, are as follows:

Name	Age	Position

Jeffrey E. Eberwein	45	Chairman of the Board
Srinidhi "Dev" Devanur	50	Executive Vice Chairman of the Board and Director
Giri Devanur	46	President, Chief Executive Officer and Director
Edward O'Donnell	50	Chief Financial Officer
Dimitrios J. Angelis	45	Director
Dr. Arthur M. Langer	62	Director
Robert G. Pearse	56	Director
Dr. Robert Rosenberg	63	Director
Srirangan "Ringo" Rajagopal	46	Executive Vice President - Client Relations
Carlos Fernandez	50	Executive Vice President - Strategic Initiatives

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:
Jeffrey E. Eberwein became our Chairman of the Board in May 2015.  Mr. Eberwein is a Lone Star Value designee on the Board.  He has 23 years of Wall Street experience and is CEO of Lone Star Value Management, LLC ("LSVM"), a U.S. registered investment company. Prior to founding LSVM in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein serves as Chairman of the board of four other public companies: Digirad Corporation (NASDAQ: DRAD), a medical imaging Company; ATRM Holdings, Inc. (OTC: ATRM), a modular building company; Hudson Global Inc. (NASDAQ: HSON), a global recruitment company; and Crossroads Systems, Inc. (NASDAQ: CRDS), a data storage company. In addition, Mr. Eberwein serves as a director of Novation Companies, Inc. (OTC: NOVC), a specialty finance company. Mr. Eberwein served on the Board of The Goldfield Corporation (NYSE:GV), a company in the electrical construction industry, from May 2012 until May 2013; On Track Innovations Ltd. (NASDAQ: OTIV), a smart card company, from December 2012 until December 2014; and NTS, Inc. (previously listed NYSE: NTS), a broadband services and telecommunications company, from December 2012 until its sale to a private equity firm in June 2014.  Previously, Mr. Eberwein also served on the Board of Hope for New York, a charitable organization dedicated to serving the poor in New York City, from 2011 until 2014, where he was the Treasurer and on its Executive Committee.  Mr. Eberwein earned an M.B.A. from The Wharton School, University of Pennsylvania, and a B.B.A. degree with High Honors from The University of Texas at Austin.  The Board believes that Mr. Eberwein's qualifications to serve on the Board include his expertise in finance and experience in the investment community.

Srinidhi "Dev" Devanur became our Executive Vice Chairman and a member of our Board in May 2015.  Srinidhi "Dev" Devanur is the founder of Ameri and Partners on the representative on the Board.  He is a seasoned technology entrepreneur who has more than 20 years of experience in the IT services industry with a specialization in sales and resource management.  He has built businesses from ground up and has successfully executed acquisitions, mergers and corporate investments.  He has managed the sales function by working closely with various Fortune 500 customers in the United States and India to sell software solutions, support and staff augmentation related services. Srinidhi "Dev" Devanur co-founded Ivega Corporation in 1997, an international niche IT consulting company with special focus on financial services which merged with TCG in 2004, creating a 1,000+ person focused differentiator in the IT consulting space.  Following this, he founded SaintLife Bio-pharma Pvt. Ltd., which was acquired by a Nasdaq listed company.  Srinidhi "Dev" Devanur has a bachelor's degree in electrical engineering from the University of Bangalore, India and has also attended a Certificate program in Strategic Sales Management at the University of Chicago Booth School of Business.  The Board believes that Mr. Devanur's qualifications to serve on the Board include his background in the IT services industry and his experience in business development.
Giri Devanur became our President, Chief Executive Officer and a member of our Board in May 2015. Giri Devanur is a representative of Ameri and Partners on the Board.  He is a seasoned chief executive officer who has raised seed capital, venture capital and private equity from global institutions.  He has successfully executed acquisitions, mergers and corporate investments.  He has more than 25 years of experience in the information technology industry.  Previously, he founded WinHire Inc. in 2010, an innovative company building software products through technology and human capital management experts and combining them with professional services.  He co-founded Ivega Corporation in 1997, an international niche IT consulting company with special focus on financial services which merged with TCG in 2004, creating a 1,000+ person focused differentiator in the IT consulting space.  Giri Devanur has a Master's degree in Technology Management from Columbia University and a bachelor's degree in computer engineering from the University of Mysore, India.  He has attended Executive Education programs at the Massachusetts Institute of Technology and Harvard Law School.  The Board believes that Mr. Devanur's qualifications to serve on the Board include his substantial experience in the information technology industry and his prior experience as a chief executive officer.
Dimitrios J. Angelis became a member of our Board in May 2015.  Mr. Angelis is a Lone Star Value designee on the Board.  Mr. Angelis currently works with the Life Sciences Law Group, providing outside General Counsel advice to pharmaceutical, medical device and biologics companies. He is also a director of Digirad Inc. (NASDAQ: DRAD) a leader in the field of nuclear gamma cameras for use in cardiology, women's health, pediatric and other imaging and neuropathy diagnostics applications. Previously, he has served as the Chief Executive Officer of OTI America Inc., the U.S.-based subsidiary of publicly-held On Track Innovations Ltd., a pioneer of cashless payment technology, since December 2013. His role was to oversee and monetize the extensive patent portfolio of over 100 U.S. and international patents. Mr. Angelis has served as a director of On Track Innovations since December 2012, and served as its Chairman of the Board from April 2013 until February 2015.  From October 2012 until December 2013, Mr. Angelis served as the General Counsel of Wockhardt Pharmaceuticals Inc., an international biologics and pharmaceutical company.  From October 2008 to October 2012, Mr. Angelis was a senior counsel at Dr. Reddy's Laboratories, Ltd., a publicly-traded pharmaceutical company, and during 2008 he was the Chief Legal Officer and Corporate Secretary of Osteotech, Inc., a publicly-traded medical device company, with responsibility for managing the patent portfolio of approximately 42 patents.  Prior to that, Mr. Angelis worked in the pharmaceutical industry in various corporate, strategic and legal roles. In addition, he worked for McKinsey & Company, Merrill Lynch and the Japanese government more than five years ago.  He began his legal career as a transactional associate with the New York office of the law firm Mayer Brown. Mr. Angelis holds a B.A. degree in Philosophy and English from Boston College, an M.A. in Behavioral Science and Negotiation from California State University and a J.D. from New York University School of Law.  The Board believes that Mr. Angelis' substantial experience as an accomplished attorney, negotiator and general counsel to public and private companies in the healthcare field will enable him to bring a wealth of strategic, legal and business acumen to the Board, well qualifying him to serve as a director.

Dr. Arthur M. Langer became a member of our Board in May 2015.  Dr. Langer is a representative of Ameri and Partners on the Board.  He is the Director of the Center for Technology Management, Vice Chair of Faculty and Academic Director of the Executive Master of Science in Technology Management Program at the School of Professional Studies at Columbia University.  Dr. Langer serves on the faculty of the Department of Organization and Leadership at the Graduate School of Education (Teachers College).  He is also an elected member of the Columbia University Faculty Senate.  Dr. Langer joined the faculty at Columbia University in 1984.  Dr. Langer is the author of Strategic IT: Best Practices for Managers and Executives (2013), with Lyle Yorks), Guide to Software Development: Designing & Managing the Life Cycle (2012), Information Technology and Organizational Learning (2011), Analysis and Design of Information Systems (2007), Applied Ecommerce (2002), and The Art of Analysis (1997), and has numerous published articles and papers relating to service learning for underserved populations, IT organizational integration, mentoring and staff development.  Dr. Langer consults with corporations and universities on information technology, staff development, management transformation and curriculum development around the globe. Dr. Langer is also the Chairman and Founder of Workforce Opportunity Services, a non-profit social venture that provides scholarships and careers to underserved populations around the world.  Prior to joining the faculty at Columbia University, Dr. Langer was Executive Director of Computer Support Services at Coopers & Lybrand, General Manager and Partner of Software Plus, and President of Macco Software more than five years ago. Dr. Langer holds a B.A. in Computer Science, an M.B.A. in Accounting/Finance, and a Doctorate of Education from Columbia University. The Board believes Dr. Langer's qualifications to serve on the Board include his expertise in technology management and his vast experience within the information technology industry.
Robert G. Pearse became a member of our Board in May 2015. Mr. Pearse is a Lone Star Value designee on the Board.  Mr. Pearse currently serves as a Managing Partner at Yucatan Rock Ventures, where he specializes in technology investments and consulting, and has served in that position since August 2012. Mr. Pearse serves as a director for Novation Companies, Inc. (OTC: NOVC) and chairman of the Compensation Committee and member of the Audit Committee since January 2015.  Mr. Pearse serves as a director for Aviat Networks, Inc. (NASDAQ: AVNW) and member of the Compensation Committee and Nominating and Governance Committee since January 2015. Mr. Pearse serves as a director for Crossroads Systems, Inc. (NASDAQ: CRDS) and Chairman of the Compensation Committee and member of the Audit Committee since July 2013. From 2005 to 2012, Mr. Pearse served as vice president of strategy and market development at NetApp, Inc. (NASDAQ: NTAP), a publicly-traded computer storage and data management company. Mr. Pearse played an influential role leading NetApp's growth strategy to become a Fortune 500 listed company during his tenure.  From 1987 to 2004, Mr. Pearse held leadership positions at Hewlett-Packard (NYSE: HPQ), most recently as its vice president of strategy and corporate development from 2001 to 2004, focusing on business strategy, business development and acquisitions. Mr. Pearse's professional experience also includes positions at PricewaterhouseCoopers LLP, Eastman Chemical Company (NYSE: EMN) and General Motors Company (NYSE: GM) more than five years ago.  Mr. Pearse earned an M.B.A. degree from the Stanford Graduate School of Business and a B.S. degree in Mechanical Engineering from the Georgia Institute of Technology.  The Board believes Mr. Pearse's qualifications to serve on the Board include his extensive business development and financial expertise and his extensive background in the technology sector.
Dr. Robert Rosenberg became a member of our Board in May 2015. Mr. Rosenberg is the director of entrepreneurship programs at the Polsky Center for Entrepreneurship and Innovation and adjunct associate professor of entrepreneurship at Chicago Booth since 2000. He has served in a variety of senior administrative roles at the University of Chicago, most recently as associate vice president for marketing strategy and associate vice president for research. Mr. Rosenberg came to the University of Chicago in 1989 as director of industrial relations and technology at the University of Chicago Medical Center. Mr. Rosenberg was a founder of the Illinois Biotechnology Industry Organization and the Midwest Research University Network. He is a director of Illinois' Technology Development Fund, a board member of Manufacturing Renaissance and Fortify, and a co-chair of Hyde Park Angels Healthcare Ambassador Circle. Mr. Rosenberg earned a B.A. degree in English from Harvard University, a master's degree in English literature from Tufts University, and an M.B.A. from the University of Chicago Booth School of Business. The Board believes that Dr. Rosenberg's qualifications to serve on the Board include his background and expertise in entrepreneurship.

Srirangan "Ringo" Rajagopal became our Executive Vice President - Client Relations in May 2015. Previously, Mr. Rajagopal served in a similar position at Ameri and Partners since April 2012. Mr. Rajagopal has more than two decades of experience in managing operations, sales and human capital management in large and entrepreneurial start-ups.  Prior to joining Ameri and Partners, Mr. Rajagopal was Senior Vice President – Business Consulting at Pride Global, a private equity holding company, from February 2008 to April 2012, and was Managing Partner, Co-Founder and Head of Human Capital Management at WinHire Inc. from April 2012 to May 2014, and briefly consulted for other firms from May 2014 to October 2014 before returning to the Ameri and Partners team. Mr. Rajagopal has also held positions at TCGlvega, Accenture (NYSE: ACN), Infosys Technologies (INFY) and ABC Consultants more than five years ago.
Carlos Fernandez became our Executive Vice President - Strategic Initiatives in May 2015. Previously, Mr. Fernandez served in a similar position at Ameri and Partners since November 2014 after joining the Ameri and Partners team as a consultant in December 2014. Mr. Fernandez has more than 25 years of experience in the publishing and financial industry. Prior to joining Ameri and Partners, Mr. Fernandez held multiple positions at Thomson Reuters from 2006 to December 2014, most notably delivering a $100 million SAP consolidation initiative. Mr. Fernandez earned a master's degree in technology management from Columbia University and an engineering degree from The City College of New York.
Edward O'Donnell became our Chief Financial Officer, effective January 28, 2016. Mr. O'Donnell has over 23 years of experience in investment banking, advertising, private equity, investment, venture capital, technology, internet and other new media businesses. Mr. O'Donnell has served as the Chief Operating Officer of Radbourne Property Group, Inc., an innovative operator of family entertainment centers, where his primary responsibilities included raising capital, external reporting, outlining capital structure and budgeting. From February 2013 until April 2015, Mr. O'Donnell served as chief financial officer of AudioEye, Inc. (OTC: AEYE) From December 2010 until January 2013, Mr. O'Donnell served as Vice President of Finance for Augme Technologies, Inc. (Previously OTC: AUGT), which provides strategic services and mobile marketing technology to leading consumer and healthcare brands. From January 2007 until November 2010, Mr. O'Donnell served as Chief Financial Officer of Carlyle Capital Group LLC, a venture capital and private equity firm. Previously, Mr. O'Donnell also served as Senior Vice President of Finance & Investor Relations of ACTV, Inc. (previously NASDAQ: IATV), where he developed the investor relations department before the company was purchased by OpenTV, a subsidiary of Liberty Media. Previously, Mr. O'Donnell was a member of Aloysius Lyons, LLC. Aloysius Lyons, LLC filed for protection under Chapter 7 of the federal bankruptcy laws in 2007. Aloysius Lyons, LLC received a discharge relating to the matter in 2009 and has been dissolved. Mr. O'Donnell is a Certified Public Accountant in New York and a member of NYSSCPAs and AICPA. Mr. O'Donnell earned a B.S, degree in Accountancy from Villanova University in 1991 and an M.B.A. from Columbia Business School in 2003. We believe that Mr. O'Donnell's extensive education and background in accounting and finance makes him qualified to serve as our Chief Financial Officer.

All directors hold office until the expiration of their respective term, in 2016, 2017 or 2018, at each year's annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the Board and serve at the discretion of the Board.
Codes of Ethics

We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers and a Code of Ethics and Business Conduct that applies to all officers, directors and employees, which are available for free on our website at http://ir.ameri100.com. If we make any substantive amendments to these documents or grant any waivers from one of their provisions to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance

We have established an audit committee, compensation committee and nominations and corporate governance committee.

Audit Committee. The audit committee is chaired by Dimitrios Angelis, with Robert Pearse and Robert Rosenberg as members. The audit committee's duties are to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting policies and financial statements. The audit committee is responsible to review the scope and fees for the annual audit and the results of audit examinations performed by our independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times to be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The compensation committee is chaired by Robert Pearse, with Jeffery Eberwein and Dr. Arthur Langer as members. The compensation committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers. The compensation committee would also review and administer our equity incentive compensation plans, and recommend and approve grants of stock options or other awards under that plan.

Nominations and Corporate Governance Committee. The nomination and corporate governance committee is chaired by Jeffery Eberwein, with Dimitrios Angelis and Robert Rosenberg as members. The purpose of the nominating committee is to select, or recommend for our entire Board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board. The nominating committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Indebtedness of Directors and Executive Officers
None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.
Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons or nominees has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading SEC to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the year ended December 31, 2015, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time.

Family Relationships
Giri Devanur, our President, Chief Executive Officer and a member of our Board, and Srinidhi "Dev" Devanur, our Executive Vice Chairman and a member of our Board, are brothers. Ram Ramanan and Saravanan Swaminathan of Bellsoft are brothers and Rajesh Sundar and Anand Sundar who hold executive management positions in the company are brothers. Other than these individuals, there are no family relationships among our directors and executive officers.
Legal Proceedings
As of the date of this current report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is an adverse party to us.

Item 11. Executive Compensation

Summary Compensation Table
The following table sets forth the cash compensation, as well as certain other compensation earned during the nine months ended December 31, 2015 and the fiscal years ended March 31, 2015 and March 31, 2014, for (i) each person who served as our principal executive officer ("PEO"); and (ii) our two other most highly compensated executive officers other than the PEO who were serving as executive officers as of December 31, 2015 (collectively referred to as the "Named Executive Officers"):
Name & Principal Position	Transition Period or Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensa-tion Earnings ($)	All Other Compensation ($)	Total ($)
Giri Devanur(1) President and Chief Executive Officer	12/31/2015 3/31/2015 3/31/2014	90,000 120,000 -	45,000 25,000 -	- - -	- - -	- - -	- - -	- - -	135,000 145,000 -
Srirangan Rajagopal(2) Executive Vice President – Client Relations	12/31/2015 3/31/2015 3/31/2014	99,000 66,000 -	9,000 6,000 -	- - -	- - -	- - -	- - -	- - -	108,000 72,000 -
Carlos Fernandez(3) Executive Vice President – Strategic Initiatives	12/31/2015 3/31/2015 3/31/2014	106,200 141,600 -	- - -	- - -	- - -	- - -	- - -	- - -	106,200 141,600 -

______________
(1)	Giri Devanur was appointed to his position with our company on May 26, 2015 and served as Chief Executive Officer of Ameri and Partners.
(2)	Srirangan Rajagopal was appointed to his position with our company on May 26, 2015 and served as Executive Vice President – Client Relations of Ameri and Partners.
(3)	Carlos Fernandez was appointed to his position with our company on May 26, 2015 and served as Executive Vice President – Strategic Initiatives of Ameri and Partners.

Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2015, we had not granted any equity incentive awards to any of our Named Executive Officers pursuant to our equity incentive plan.
Employment Agreements
We entered into employment agreements with Giri Devanur and Srinidhi "Dev" Devanur effective at the closing of the Merger.  The employment agreements appoint Giri Devanur as our President and Chief Executive Officer and Srinidhi "Dev" Devanur as our executive Vice Chairman of the Board for three years following the closing date.  The employment agreements provide that each executive will receive an annual salary of $120,000 per year, with a bonus for each of $50,000 per year, at the discretion of the Board.  The employment agreements provide that if, during the term of their employment, they are terminated by us other than for "Cause" or they resign for "Good Reason," then they will continue to receive for a period of one year following such termination their then current salary payable on the same basis as they were then being paid. Termination for "Cause" means: (i) deliberate refusal or deliberate failure to carry out any reasonable order, consistent with their position, of our Board of Directors after reasonable written notice; (ii) a material and willful breach of the employment agreement, their confidentiality and non-competition agreement or similar agreements with us; (iii) gross negligence or willful misconduct in the execution of their assigned duties; (iv) engaging in repeated intemperate use of alcohol or drugs; or (v) conviction of a felony or other serious crime. "Good Reason" means (i) they shall have been assigned duties materially inconsistent with their position; (ii) their salary is reduced more than 15% below its then current level; or (iii) material benefits and compensation plans then currently in existence are not continued in effect for their benefit.
The employment agreements also incorporate the terms of our confidentiality and non-competition agreement, which contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and for a period of two years thereafter, (b) prohibiting the executive from disclosing confidential information regarding us at any time, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of two years thereafter.
We entered into an employment agreement with Edward O'Donnell effective January 28, 2016.  The employment agreement appoints Edward O'Donnell as our Chief Financial Officer. The employment agreement provides that the executive will receive an annual salary of $175,000 per year, with a bonus of up to $50,000 per year, at the discretion of the Board. The employment agreements provide that if, during the term of employment, he is terminated by us other than for "Cause" or he resigns for "Good Reason," then he will continue to receive current salary payable on the same basis for a period of six months following such termination.

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the nine months ended December 31, 2015:
Name	Fees Earned or Paid in Cash	Stock Awards	RSU & Option Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)
Jeffrey E. Eberwein(1)	-	-	70,997	-	70,997
Srinidhi "Dev" Devanur	-	-	-	-	-
Giri Devanur	-	-	-	-	-
Dimitrios J. Angelis(2)	-	-	71,073	-	71,073
Dr. Arthur M. Langer(3)	-	-	59,076	-	59,076
Robert G. Pearse(4)	-	-	68,076	-	68,076
Dr. Robert Rosenberg(3)	-	-	59,076	-	59,076
TOTAL	-	-	328,298	-	328,298
__________________

(1)	Includes 20,227 RSUs granted on August 4, 2015, valued at $3.51 per shares for a total value of $70,997.
(2)	Includes 17,663 RSUs granted on August 4, 2015, valued at $3.51 per shares for a value of $61,997 and 25,000 options vesting valued over one year with a strike price of $2.00, stock price on the measurement date of $1.50, risk free rate of 1.53%, volatility of 50%, term of 2.75 years and a fair value on the grant date of $9,076 for a total reward of $71,073.
(3)	Includes 14,245 RSUs granted on August 4, 2015, valued at $3.51 per shares for a value of $50,000 and 25,000 options vesting valued over one year with a strike price of $2.00, stock price on the measurement date of $1.50, risk free rate of 1.53%, volatility of 50%, term of 2.75 years and a fair value on the grant date of $9,076 for a total reward of $59,076.
(4)	Includes 16,809 RSUs granted on August 4, 2015, valued at $3.51 per shares for a value of $59,000 and 25,000 options vesting valued over one year with a strike price of $2.00, stock price on the measurement date of $1.50, risk free rate of 1.53%, volatility of 50%, term of 2.75 years and a fair value on the grant date of $9,076 for a total reward of $68,076.

Equity Compensation Plan Information

On April 20, 2015, our Board and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan.  The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options).  The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2015, 83,189 shares of restricted stock units and 150,000 options had been granted. The Board of Directors adopted the Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

Under Plan, our board of directors determines the exercise price to be paid for the shares, the period within which each option may be exercised, and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value.
The following table sets forth information regarding our equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000,000	$2.67	1,766,811
Warrants	2,777,777	1.80
Total	4,777,777	$1.89	1,766,811

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2016, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our present directors, proposed directors and executive officers, and (c) all of our present directors, proposed directors and executive officers as a group.
Name (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (2)

Executive Officers, Present Directors and Proposed Directors:

Jeffrey E. Eberwein (3)(4)	6,151,273	35.3%
Srinidhi "Dev" Devanur	5,977,125	50.3%
Giri Devanur	2,179,125	18.4%
Dimitrios J. Angelis	-	*
Dr. Arthur M. Langer	50,625	*
Robert G. Pearse	-	*
Dr. Robert Rosenberg	55,125	*
Carlos Fernandez	101,250	*
Edward O'Donnell	-	*
Srirangan Rajagopal	432,000	*
All executive officers, present directors and proposed directors as a group (9 persons)	15,189,581	86.2%

5% Stockholders:

Lone Star Value Investors, LP (3)	6,111,143	35.1%
Lone Star Value Investors, GP (3)	6,111,143	35.1%
Lone Star Value Management, LLC (3)(4)	6,151,273	35.3%
_______________

*	Less than one percent of outstanding shares.
(1)	Unless otherwise indicated, the address of each person or entity is c/o AMERI Holdings, Inc., 100 Canal Pointe Boulevard Suite 108, Princeton, New Jersey 08540.
(2)	The calculation in this column is based upon 11,874,361 shares of common stock outstanding on March 15, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently convertible or exercisable within 60 days of March 15, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Includes (a) 555,588 shares of common stock, (b) 2,777,778 shares of common stock reserved for issuance upon the conversion of the Convertible Note, and (c) 2,777,777 shares of common stock reserved for issuance upon the exercise of the Warrant, in each case held of record by Lone Star Value. Lone Star Value Investors GP, LLC ("Lone Star Value GP"), the general partner of Lone Star Value and Lone Star Value Management, the investment manager of Lone Star Value, may be deemed to beneficially own the 6,111,143 shares held by Lone Star Value. Jeffrey E. Eberwein as the managing member of Lone Star Value GP and sole member of Lone Star Value Management, may be deemed to beneficially own the 6,111,143 shares held by Lone Star Value. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Eberwein, Lone Star Value, Lone Star Value GP, and Lone Star Value Management is 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870.

(4)	Includes 40,130 shares held in an account separately managed by Lone Star Value Management. Lone Star Value Management, as the investment manager of the separately managed account, may be deemed to beneficially own the 40,130 shares held in the separately managed account; and Jeffrey Eberwein, as the sole member of Lone Star Value Management may be deemed to beneficially own the shares held in the separately managed account. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions and Director Independence

Ameri & Partners
Advances.  As of December 31, 2015, a subsidiary of Ameri and Partners had provided short-term advances totaling $138,808 to Giri Devanur, our President and Chief Executive Officer, for educational purposes. The amounts have been classified under other current assets in the accompanying balance sheet. The advances have been provided on a short-term basis.
Consulting service at WOS. During the nine months ended December 31, 2015, Ameri and Partners was involved in a project execution at Workforce Opportunity Services, an organization headed by Dr. Arthur Langer. The revenue generated out of this project execution was $3,000.
License agreement fees – Langer Index. On December 26, 2015, we entered into a license agreement with Dr. Arthur M. Langer, a director nominee to our Board.
Consultancy charges. During the nine months ended December 31, 2015 and the period from November 27, 2013 (date of inception) to December 31, 2014, Ameri and Partners received consulting services from Ameri India for a $1,005,000 and $2,165,225, respectively.  During the nine months ended December 31, 2015, Ameri and Partners also received consulting services from an entity owned and controlled by Srinidhi "Dev" Devanur.
Accounts payable. As of December 31, 2015 and 2014, Ameri and Partners had an accounts payable balance of $(67,285) and $77,715, respectively, due to Ameri India.
Lone Star Value
Prior to the Merger, Lone Star Value was our majority stockholder, and each of our directors and sole officers was an officer of Lone Star Value Management, LLC.  On January 15, 2014, we issued 3,267,974 shares of common stock to Lone Star Value, an entity ultimately controlled by Jeffrey E. Eberwein, who was a director at the time of the transaction at $0.0153 per share for total proceeds of $50,000.
On April 17, 2015, we issued a promissory note in the principal amount of $50,000 to Lone Star Value.  Under the terms of the promissory note, interest on the outstanding principal amount accrues at a rate of 10% per annum, and all amounts outstanding under this promissory note are due and payable on or before April 30, 2020. We intend to use the proceeds for legal and operating expenses.
Lone Star Value provided $5,000,000 in financing to us pursuant to the Private Placement described in this current report.  Lone Star Value has the right to designate three of our seven directors, and Mr. Eberwein, the founder and Chief Executive Officer of Lone Star Value Management, LLC, is our Chairman of the Board.

Director Independence

The Board of Directors has made a subjective determination that Dimitrios J. Angelis, Dr. Arthur M. Langer, Robert G. Pearse, Dr. Robert Rosenberg are "independent" directors, and that no relationships exists as to each independent director which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors with regard to the director's business and personal activities as they may relate to our management and us.

Item 14. Principal Accountants Fees and Services

In May 2015, the Board selected RAM Associates as its independent accountant to audit the registrant's financial statements.  Since they were retained, there have been (1) no disagreements between us and RAM Associates on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. RAM Associates has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle.

The aggregate fees billed or to be billed for the nine months ended December 31, 2015 and for fiscal year ended March 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form S-1, Form 10-Qs in the future and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Nine Months December 31,	Year Ended March 31,
	2015	2015
Audit Fees	$25,000	$14,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$25,000	$14,000

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by our principal accountants be approved in advance by the Audit Committee of the Board of Directors. Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided that the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting.

The audit committee has considered the services provided by RAM Associates as disclosed above in the captions "audit fees" and "tax fees" and has concluded that such services are compatible with the independence of RAM Associates as our principal accountant.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit	Description
2.1
Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015, among Spatializer Audio Laboratories, Inc., Ameri100 Acquisition, Inc. and Ameri & Partners Inc. (filed as Exhibit 2.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference).

3.1
Certificate of Incorporation of Spatializer Audio Laboratories, Inc. (incorporated by reference to the company's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995).

3.2
Certificate of Amendment of Certificate of Incorporation of Spatializer Audio Laboratories, Inc. (changing name to AMERI Holdings, Inc.) (filed as Exhibit 3.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference).

3.3	By-laws of AMERI Holdings, Inc. (incorporated by reference to the company's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995).
4.1
Form Of Certificate Representing Shares of Common Stock of Registrant (filed as Exhibit 4.1 to AMERI Holdings, Inc.'s Registration Statement on Form S-8 filed with the SEC on December 17, 2015 and incorporated herein by reference).

4.2
Form of Common Stock Purchase Warrant issued by AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015 (filed as Exhibit 4.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

4.3
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

10.6	Form of Indemnification Agreement. (filed as Exhibit 10.6 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.7	Form of Option Grant Letter. (filed as Exhibit 10.7 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.8		2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.9		Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Quarterly Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).
10.10
Share Purchase Agreement, dated as of November 20, 2015, by and among AMERI Holdings, Inc., Bellsoft, Inc., and all of the shareholders of Bellsoft (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

10.11
Revolving Credit And Security Agreement, dated as of November 20, 2015, between Bellsoft, Inc. and Federal National Payables, Inc., doing business as Federal National Commercial Credit (filed as Exhibit 10.2 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

10.12
Employment Agreement, dated as of January 27, 2016, between Edward O'Donnell and Ameri and Partners Inc. (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on January 28, 2016 and incorporated herein by reference).

16.1	*	Letter of Ramirez Jimenez International CPA.
21.1	*	List of Subsidiaries
23.1	*	Consent of RAM Associates, CPA
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial and Accounting Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial and Accounting Officer
101
The following materials from Ameri Holdings, Inc.'s Annual Report on Form 10-K for the nine months ended December 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2016.

AMERI Holdings, INC.

By:	/s/ Giri Devanur
Giri Devanur
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Edward O'Donnell
Edward O'Donnell
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Eberwein	Chairman of the Board and Director	March 15, 2016
Jeffrey Eberwein

/s/ Srinidhi Devanur	Executive Vice Chairman of the Board and Director	March 15, 2016
Srinidhi Devanur

/s/ Giri Devanur	Chief Executive Officer and Director	March 15, 2016
Giri Devanur

/s/ Edward O'Donnell	Chief Financial Officer	March 15, 2016
Edward O'Donnell

/s/ Dimitrios J. Angelis	Director	March 15, 2016
Dimitrios J. Angelis

/s/ Dr. Arthur M. Langer	Director	March 15, 2016
Dr. Arthur M. Langer

/s/ Robert G. Pearse	Director	March 15, 2016
Robert G. Pearse

/s/ Dr. Robert Rosenberg	Director	March 15, 2016
Dr. Robert Rosenberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERI Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AMERI Holdings, Inc. (the "Company") as of December 31, 2015 and March 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the nine-month period ended December 31, 2015 and for each of the years in the two-year period ended March 31, 2015 and 2014. AMERI Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and March 31, 2015 and 2014 and the results of its operations and its cash flows for the nine-month period ended December 31, 2015 and for each of the years in the two-year period ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

Ram Associates
Hamilton, NJ

March 15, 2016

AMERI HOLDINGS, INC.
AUDITED CONDENSED CONSOLIDATED TRANSITION BALANCE SHEETS

	December 31, 2015	March 31, 2015	March 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,878,034	$825,621	$374,706
Accounts receivable	4,872,082	2,981,574	2,937,292
Investments	82,908	340,000	-
Other current assets	343,809	184,372	125,864
Total current assets	7,176,833	4,331,567	3,437,862

Other assets:
Property and equipment, net	73,066	29,906	3,084
Intangible assets, net	3,114,513	100,000	-
Acquired goodwill	3,470,522	-	-
Total other assets	6,658,101	129,906	3,084

Total assets	$13,834,934	$4,461,473	$3,440,946

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	2,597,386	2,922,607	2,802,825
Other accrued expenses	1,093,814	566,010	213,561
Consideration payable	3,649,267	-	-
Short term notes	1,235,935	-	-
Total current liabilities	8,576,401	3,488,617	3,016,386

Long term liabilities:
Convertible notes	5,000,000	-	-

Total current and long term liabilities	13,576,401	3,488,617	3,016,386

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, none issued and outstanding	-	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 6,597,331, 9,992,828 and 11,874,361 issued and outstanding as of March 31, 2014 and 2015 and December 31, 2015, respectively	118,743	99,928	65.973
Additional paid-in capital	1,192,692	35,072	(55,973)
Retained earnings	(1,052,902)	837,856	414,560
Total stockholders' equity	258,533	972,856	424,560

Total liabilities and stockholders' equity	$13,834,934	$4,461,473	$3,440,946

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
AUDITED CONDENSED CONSOLIDATED TRANSITION STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Nine Months Ended December 31	Twelve Months Ended March 31,
	2015	2015	2014

Net revenue	$15,976,422	$16,804,379	$6,144,402

Cost of revenue	10,225,424	15,114,400	5,233,361

Gross profit	5,750,998	1,689,979	911,041

Operating expenses:

Selling and marketing	119,847	102,739	193,039
General and administration	5,687,913	912,510	89,780
Nonrecurring expenditures	1,655,962	-	-
Depreciation and amortization	157,941	33,372	116
Operating expenses	7,621,663	1,048,621	282,935
Operating income (loss):	(1,870,665)	641,358	628,106

Interest expense	(238,471)	-	-
Interest income/other income	89,918	-	15

Income before income taxes	(2,019,218)	641,358	628,121
Tax benefit (provision)	128,460	(218,062)	(213,561)

Net income (loss)	(1,890,758)	423,296	414,560

Net and comprehensive income (loss) for the period	$(1,890,758)	$423,296	$414,560

Basic income (loss) per share	$(0.17)	$4.27	$6.33
Diluted income (loss) per share	$(0.16)	$4.27	$6.33

Basic weighted average number of shares	11,043,434	99,225	65,509
Diluted weighted average number of shares	11,874,361	99,225	65,509

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
AUDITED CONDENSED CONSOLIDATED TRANSITION STATEMENTS OF CASH FLOWS
FOR PERIODS ENDED DECEMBER 31, 2015, MARCH 31, 2015 AND MARCH 31, 2014

Cash Flow ( in $)	December 31,	March 31,
	2015	2015	2014

Cash flow from operating activities
Net income	$(1,890,758)	$423,296	$414,560

Adjustment to reconcile net income to net cash provided by operating activities
Depreciation	157,941	33,372	116
Provision for doubtful debts/ (written back), net	410,712	-	-
Stock, option, RSU and warrant expense	141,910	-	-
Changes in assets and liabilities
Increase (decrease) in:
Accounts receivable	(2,301,220)	(44,282)	(2,937,292)
Other current assets	(168,744)	(54,758)	(125,864)
Security deposit	-	(3,750)	-

Increase (decrease) in:
Accounts payable and accrued expenses	(21,463)	133,783	2,802,825

Other current liabilities	-	146,791	-
Taxes payable	-	191,657	213,561
Net cash provided by operating activities	(3,671,622)	826,109	367,906
Cash flow from investing activities
Purchase of fixed assets	(61,351)	(35,194)	(3,200)
Payment towards capital expenditure (inclusive of intangibles)	(1,624,733)	(125,000)	-
		-	-
Investments	174,184	(340,000)	-
Net cash used in investing activities	(1,511,900)	(500,194)	(3,200)
Cash flow from financing activities
Proceeds from loan funds	6,235,935	-	-
Additional stock issued	-	125,000	10,000
Net cash provided by financing activities	6,235,935	125,000	10,000

Net increase in cash and cash equivalents	1,052,413	450,915	374,706

		-	-
Cash and cash equivalents as at beginning of the year	825,621	374,706	-
Cash at the end of the year	$1,878,034	$825,621	$374,706

See notes to the audited condensed consolidated financial statements.

Ameri Holdings, Inc.
Consolidated Statement of Changes in Stockholders' Equity
From March 31, 2014 to December 31, 2015

	Common Stock
	Shares	Par Value at $0.01	Additional paid-in capital	Other Comprehensive income	Retained earnings	Total stockholders' equity
Balance at November 27, 2013	-	$-	$-	-	$-	$-
(Date of Inception)

Issuance of capital	6,597,331	65,973	(55,973)	-	-	10,000

Net income	-	-	-	-	414,560	414,560

Balance at March 31, 2014	6,597,331	$65,973	$(55,973)	$-	$414,560	$424,560

Distribution	-	-	-	-	-	-

Issuance of capital for services	3,395,497	33,955	91,045	-	-	125,000

Net income	-	-	-	-	423,296	423,296

Balance at March 31, 2015	9,992,828	$99,928	$35,072	$-	$837,856	$972,856

Issuance of capital for services	566,487	5,665	49,460	-	-	55,125

Issuance of capital for board services	203,935	2,039	-	-	-	2,039

Recapitalization on May 26, 2015	875,816	8,758	(31,401)	-	-	(22,643)

Issuance of shares for acquisition	235,295	2,353	997,651	-	-	1,000,004
Equity adjsutments for business combinations	-	-	-	-	-	-

Stock, Option, RSU and Warrant Expense	-	-	141,910	-	-	141,910

Net Loss	-	-	-	-	(1,890,758)	(1,890,758)

Balance at December 31, 2015	11,874,361	$118,743	$1,192,692	$-	$(1,052,902)	$258,533

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

NOTE 1.            ORGANIZATION:

AMERI Holdings, Inc., along with its wholly owned subsidiaries ("AMERI", the "Company", "we", or "our"), is a strategic consulting firm that brings a synergistic blend of classic consulting and product-based consulting services to its customer base. Headquartered in Princeton, New Jersey, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology.

NOTE 2.            BASIS OF PRESENTATION:

The accompanying audited condensed consolidated financial statements have been prepared by AMERI pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying audited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying audited condensed consolidated financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto.

Our comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

NOTE 3.            BUSINESS COMBINATIONS:

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

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

The Company and Bellsoft expect closing of open items during 2016 with the exception of any 2017 earned-out payment.

Simultaneously with the Bellsoft acquisition, Bellsoft entered into a Revolving Credit and Security Agreement (the "Credit Facility") with Federal National Payables, Inc., a Delaware corporation doing business as Federal National Commercial Credit (the "Lender"). Up to $6 million principal amount of advances may be extended under the Credit Facility. The Credit Facility will be used to pay a portion of the costs associated with the acquisition of Bellsoft, with the balance being available for general working capital of Bellsoft. The Credit Facility has a term of two years, which will automatically renew unless a written notice of termination is given by Bellsoft or the Lender to the other at least 60 days prior to the end of the original or any renewed term. Interest under the Credit Facility will accrue on the higher of (a) the outstanding principal amount of advances under the Credit Facility and (b) $2,000,000 at a per annum rate equal to the Prime Rate plus 1.00%, which will be payable monthly in arrears. With each payment of interest, Bellsoft will also pay a servicing fee of 0.38% multiplied by the higher of (a) the average daily principal amount of advances under the Credit Facility for the previous calendar month or portion thereof and (b) $2,000,000. The Credit Facility is secured by substantially all of Bellsoft's assets. The amounts borrowed by Bellsoft under the Credit Facility are guaranteed by us.

Reverse Merger. On May 26, 2015, we completed a "reverse merger" transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (dba Ameri100), a Delaware corporation (the "Merger"). As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners' former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the "Merger Agreement"). Concurrently with the closing of the Merger, we issued a 5% Unsecured Convertible Note due May 26, 2017, in the principal amount of $5,000,000 (the "Convertible Note"), together with a warrant to purchase shares of our common stock (the "Warrant"), in a private placement (the "Private Placement") to Lone Star Value Investors, LP ("Lone Star Value"), pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015 (the "Securities Purchase Agreement"). Prior to the Merger, Lone Star Value was our majority shareholder.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

Ameri India Agreements. As part of the Merger, we purchased 24.9% of the outstanding shares of common stock of Ameri Consulting Service Private Limited, a corporation organized under the laws of India which is owned by Srinidhi "Dev" Devanur ("Ameri India"), for aggregate consideration consisting of $1.00 and the consideration furnished by us to the stockholders of Ameri & Partners under the Merger Agreement, pursuant to the terms of a Stock Purchase Agreement, dated as of May 26, 2015, by and between us and Mr. Devanur.  Subject to obtaining various regulatory approvals for foreign ownership required under India's Foreign Exchange Management Act, we agreed to purchase the remaining 75.1% of the outstanding shares of Ameri India for similar consideration. As of December 31, 2015 there was not a material amount of activity in the Ameri India subsidiary.

Acquisition of Linear Logic Corporation. On April 1, 2015, Ameri and Partners Inc., acquired all of the assets and liabilities of Linear Logics Corporation (referred to as "Linear" and "Linear Logics"), pursuant to the terms of a Share Purchase Agreement (the "Linear Acquisition"). Headquartered in Glen Mills, Philadelphia, Linear Logics Corporation is a leading provider of supply chain management solutions. Linear Logics was started by professionals with several decades of combined experience in manufacturing, planning, logistics, and system integration. The unique capability of bridging the gap between the business process and the use of appropriate technology has been a driver to extract value from the customer supply chain. Linear Logics is a SAP partner and has co-developed solutions for sales and operations planning and demand management using SAP technology. The total cash price was $1,000,000. We paid the first installment of $340,000 towards the cash price, which was classified as an investment in our balance sheet.

The Company determined the total allocable purchase price consideration to be $1.05 million. Purchase consideration is broken down into three parts namely, 1/3 cash, 1/3 stock, and 1/3 earn out. Out of the purchase consideration, $1 million was agreed to be paid in three installments, 34% of which was paid at the time of signing the agreement, 33% was paid in May 2015 and final 33% is accrued to be payable in the current financials.

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

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

NOTE 4.            REVENUE RECOGNITION:

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

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended December 31, 2015.

NOTE 5.            SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company.  During the nine months ended December 31, 2015, we granted 50,000 options to an employee and 100,000 options and 83,189 restricted stock units to certain members of the Board of Directors.

NOTE 6.            INCOME TAXES:

The Company recorded a tax provision (benefit) of $(128,460) and $218,062 for the periods ended December 31, 2015 and March 31, 2015, respectively, and $218,062 and $213,561 for the periods March 31, 2015 and 2014, respectively. The reported tax provision (benefit) for the nine-month and twelve-month periods ended December 31, 2015 and March 31, 2015 are based upon an estimated annual effective tax rate of 28% for all such periods. The effective tax rates reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

We assess the  reliability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. The periodic assessment of the net carrying value of our deferred tax assets under the applicable accounting rules is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2015, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

NOTE 7.            INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $139,750 and $25,000 during the nine-month and twelve-month periods ended December 31, 2015 and March 31, 2015 respectively. This amortization expense relates to customer lists, which expire through 2020.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31 is as follows:

Amortization Expense
(in thousands)

2016	$363
2017	$363
2018	$363
2019	$260

The Company has its own software products, namely Simple APO, Langer Index, and IBP.  Total costs incurred for developing these products during the nine months ended December 31, 2015 was $524,741 and have been capitalized. These costs will be amortized over the useful life once all substantial testing has been completed.

Of the acquisition consideration paid for Bellsoft $1.81 million was for its customer list, which is considered an intangible asset that was acquired by the Company.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

NOTE 8.            ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expense and other liabilities as of December 31, 2015 and March 31, 2015 consisted of the following:

Description	December 31, 2015	March 31, 2015
Legal fee payable	$338,946	$-
Advances from customers	44,841	-
Tax payable	320,247	405,218
Audit fee payable	21,500	14,000
Emplyvision Inc.	25,000	25,000
Other liabilities	310,784	-
Travelling & conveyance payable	4,010	-
Salaries & wages payable	-	87,525
Insurance payable	-	7,778
Medical insurance payable	-	4,484
Payroll taxes payable	-	22,005
Consultancy fee payable	25,000	-
401 K payable	3,486	-
Total	$1,093,814	$566,010

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

NOTE 9.        FAIR VALUE MEASUREMENT:

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

As of both December 31, 2015 and March 31, 2015 our financial assets and liabilities required to be measured on a recurring basis were our money market investments.

The following table represents the Company's fair value hierarchy for its financial assets and liabilities required to be measured on a recurring basis:

Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands)
Balance at December 31, 2015:
Financial assets:
Money market investment	$—	$—	$—	$—

Total financial assets	$—	$—	$—	$—

No financial instruments were transferred into or out of Level 3 classification during the nine-month period ended December 31, 2015 and the twelve month period ended March 31, 2015.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

NOTE 10.       NET INCOME (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Nine Months Ended
	December 31,
	2015	2014
	(In thousands, except per share data)

Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(0.17)	$0.03
Weighted average common shares outstanding	11,043	9,992
Basic net income (loss) per share of common stock	$(0.17)	$0.03
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(0.16)	$0.03
Weighted average common shares outstanding	11,874	9,992
Dilutive effects of convertible debt, stock options and warrants	-	-
Weighted average common shares, assuming dilutive effect of stock options	11,874	9,992
Diluted net income (loss) per share of common stock	$(0.16)	$0.03

Share-based awards, inclusive of all grants made under the Company's equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

As of December 31, 2015, there were approximately 233,189 share-based awards outstanding, respectively, under the Company's equity plans leaving 1,766,811 share-based units available in the 2015 Employee Stock Option Plan.  During the twelve months ended December 31, 2015, we granted 83,189 restricted stock units and 150,000 options.

Due to net loss, potential shares were not included in the calculation of diluted EPS, as it will have an antidilutive effect.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

NOTE 11.         COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2015 and 2018.  The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions, and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases.  Rent expense is recorded over the lease terms on a straight-line basis.  Rent expense was $44,163 and $15,145 for the nine and twelve months ended December 31, 2015 and March 31, 2015, respectively.  The increase during these periods is due to new office space that was leased by the Company in Princeton, New Jersey on July 1, 2015 and the addition of office space through the acquisition of Bellsoft.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2017. The future minimum rental payments under these lease agreements are as follows:

Years ending December 31,	(In thousands)
2016	$90
2017	60
2018	20
Total	$170

NOTE 12.       OPTIONS
As of March 31, 2015 and December 31, 2015, the Company has 0 and 150,000 options  issued and outstanding. There were no options outstanding and no option activity prior to March 31, 2015.

On May 26, 2015, the Company issued 100,000 options for the initial option grant. Prior to this issuance there had been no option grants. This tranche of options vest over 1 year at exercise price of $2.00 and expire on May 26, 2020. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 2.75 years, expected volatility of 50%, date of issue risk free interest rate of 1.53%, and expected dividend yield of 0%. The value on the grant date of the options was $36,304 and the option expense for March 31, 2015 and December 31, 2015 was determined to be $0 and $21,784. As of December 31, 2015, no options have been exercised from this tranche of options.

On November 16, 2015, the Company issued 50,000 options for the initial option grant. This tranche of options vest over 3 years at exercise price of $4.01 and expire on November 16, 2020. The options were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 years, expected volatility of 50%, date of issue risk free interest rate of 1.66%, and expected dividend yield of 0%. The value on the grant date of the options was $73,265 and the option expense for March 31, 2015 and December 31, 2015 was determined to be $0 and $929. As of December 31, 2015, no options have been exercised from this tranche of options.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

	Number of	Weighted Avg.
	Shares	Exercise Price

None outstanding at March 31, 2015	—	—

Granted	150,000	$2.67

Exercised	—	—

Outstanding at December 31, 2015	150,000	$2.67

As of March 31, 2015 and December 31, 2015 the outstanding options had a weighted average remaining term and intrinsic value of 0 and 4.56 years and $0 and $57,856, respectively.

Outstanding and Exercisable Options

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$3.00	150,000	4.56	$400,500	$2.67	$57,856
	150,000		$400,500	$2.67	$57,856

The options were valued using the Black-Scholes pricing model. The expensed amount for options for March 31, 2015 and December 31, 2015 was determined to be $0 and $22,713.

NOTE 13.      WARRANTS

On May 26, 2015, the Company issued 2,777,777 warrants, which vest immediately, have an exercise price of $1.80 and expire on May 26, 2020. The warrants were valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include stock price on the measurement date of $1.50, expected term of 2.5 years, expected volatility of 50%, risk free interest rate of 1.53%, and expected dividend yield of 0%. The value on the grant date of the options was $1,078,523 and the expense for March 31, 2015 and December 31, 2015 was determined to be $0 and $0. As of December 31, 2013, no options have been exercised from this tranche of options.

There was no warrant activity before 2015. Below is a table summarizing the Company's outstanding warrants as of March 31, 2015 and December 31, 2015:

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value
None outstanding at March 31, 2015	—	—	—

Granted	2,777,777	1.8	4.41	$13,333,330

Outstanding at December 31, 2015	2,777,777	1.8	4.41	$13,333,330

For the year ended March 31, 2015 and nine-months December 31, 2015, the Company has incurred no warrants based expense.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED TRANSITION FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015

NOTE 14.            RESTRICTED STOCK UNITS:

On August 4, 2015, the Company issued 83,189 options for the initial restricted stock unit grant. Prior to this issuance there had been no restricted stock unit grants. This tranche of restricted stock units are valued at $3.51 or market value on the date of the grant and vest over 1 year. The value on the grant date of the restricted stock units was $291,994 and the restricted stock units expense for March 31, 2015 and December 31, 2015 was determined to be $0 and $119,197, respectively. As of December 31, 2015, no restricted stock units have vested.

NOTE 15.            SUBSEQUENT EVENTS:

On January 18, 2016, the Company entered into a non-binding letter of intent ("Letter of Intent") relating to the acquisition of all of the membership interests of DC&M Partners, LLC ("DCM"). The Letter of Intent provides for a purchase price of $3 million cash, the issuance of 1,500,000 shares of the Company's common stock, and earn-out payments of up to $3 million and 100,000 shares of the Company's common stock. DCM is an IT development, consulting and management company with revenues for the 2015 calendar year of approximately $18.3 million (based on unaudited financial statements). The Company anticipates that due diligence can be completed and the transaction can be closed during the second quarter of 2016, although there can be no assurance the transaction will be consummated as described in the Letter of Intent, in this time frame or at all. Approval of the Company's Board will be required for the closing of the acquisition. Stockholder approval is not necessary and the Company does not believe there are any required regulatory approvals.

On January 28, 2016, the Company announced the appointment of Edward O'Donnell as Chief Financial Officer of Ameri effective January 28, 2016 and entered into an employment letter agreement (the "Employment Agreement") with him. Pursuant to the Employment Agreement, Mr. O'Donnell will receive an annual base salary of $175,000 and be eligible for bonus distributions as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. Additionally, Mr. O'Donnell received an option to purchase 100,000 shares of common stock at an exercise price based on market value on the grant date and expiring on January 28, 2022. The option vests in thirds on each grant date of the first through third anniversaries beginning January 28, 2017.

On October 26, 2015, the Company, together with its affiliates, announced that it delivered a merger proposal to Edgewater Technology, Inc. (Edgewater) valuing Edgewater at a price of $8.50 per share. In December 2015, the bid was rejected and withdrawn. Edgewater has retained Signal Hill for investment banking advisory services and the Company has been in contact with members of Signal Hill regarding a potential transaction with Edgewater.  There is no assurance that a transaction between the Company and Edgewater will be entered into, or, if the Company enters into a transaction with Edgewater, what the terms of that transaction would be.