Form 10-Q
period 2016-03-31
AMERI Holdings, Inc.
filed 2016-05-16
CIK 890821

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___

Commission File Number 000-26460

AMERI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

100 Canal Pointe Blvd., Suite 108 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding as of May 16, 2016 was 13,485,472.

AMERI HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
The financial information set forth below with respect to the financial statements as of March 31, 2016 and 2015 and for the three-month periods ended March 31, 2016 and 2015 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.
 AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$505,173	$1,878,034
Accounts receivable	4,929,298	4,872,082
Investments	-	82,908
Other current assets	318,826	343,809
Total current assets	5,753,297	7,176,833
Other assets:
Property and equipment, net	134,914	73,066
Intangible assets, net	3,072,617	3,114,513
Acquired goodwill	3,670,522	3,470,522
Total other assets	6,878,053	6,658,101

Total assets	$12,631,350	$13,834,934

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,587,069	$2,597,385
Other accrued expenses	2,236,466	1,093,814
Consideration payable	1,630,490	3,649,267
Short term notes	1,477,386	1,235,935
Total current liabilities	7,931,411	8,576,401
Long term liabilities
Convertible notes	5,000,000	5,000,000
Long term acquisition consideration	500,000	-
Total long term liabilities	5,500,000	5,000,000

Total liabilities:	13,431,411	13,576,401

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 11,874,361 and 11,874,361 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	118,743	118,743
Additional paid-in capital	1,294,369	1,192,692
Retained earnings	(2,213,173)	(1,052,902)
Total stockholders' equity	(800,061)	258,533

Total liabilities and stockholders' equity	$12,631,350	$13,834,934

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net revenue	$7,012,964	$4,284,750

Cost of services	3,865,561	3,166,080

Gross profit	3,147,403	1,118,670

Operating expenses:
Selling and marketing	31,350	-
General and administration	3,610,336	33,720
Nonrecurring expenditures	375,405	-
Depreciation and amortization	111,628	8,267
Operating expenses	4,128,719	41,987

Operating income (loss):	(981,316)	1,076,683
Interest expense	(113,746)	-
Interest income/other income	2,005	-
Other expense	(2,304)	-
Income before income taxes	(1,095,361)	1,076,683
Tax provision	(2,020)	-
Foreign exchange translation	(62,890)	-

Net income (loss)	$(1,160,271)	$1,076,683

Net and comprehensive income (loss) for the period	$(1,160,271)	$1,076,683

Basic income (loss) per share	(0.10)	$0.11
Diluted income (loss) per share	(0.10)	$0.11

Basic weighted average number of shares	11,874,361	9,992,828
Diluted weighted average number of shares	11,874,361	9,992,828

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flow from operating activities
Net income	$(1,160,271)	$1,076,683
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation	111,628	8,343
Stock, option, RSU and warrant expense	101,677	-
Changes in assets and liabilities
Increase (decrease) in:
Accounts receivable	(57,216)	(1,247,104)
Other current assets	24,983	(805)
Increase (decrease) in:
Accounts payable and accrued expenses	1,132,336	(68,123)
Consideration payable	(1,718,777)	(100,000)
Net cash used in operating activities:	(1,565,640)	(331,006)
Cash flow from investing activities
Purchase of and intangible and fixed assets	(131,580)	(9,431)
Investments	82,908	(340,000)
Net cash used in investing activities	(48,672)	(349,431)
Cash flow from financing activities
Net proceeds from debt issuance	241,451	-
Additional stock issued	-	125,000
Net cash provided by financing activities	241,451	125,000
Net decrease in cash and cash equivalents	(1,372,861)	(555,437)
Cash and cash equivalents as at beginning of the period	1,878,034	1,381,058
Cash at the end of the period	$505,173	$825,621

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

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size, and scope of our projects and the efficiency with which we utilize our employees.  Substantially all of our revenue is generated within North America.

Our comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

NOTE 3.            BUSINESS COMBINATIONS:

Acquisition of Bellsoft, Inc.  Bellsoft, Inc. ("Bellsoft") is a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP software, business intelligence, data warehousing and other enterprise resource planning services.  Bellsoft has operations in the United States and in India. On November 20, 2015, the Company completed the acquisition of Bellsoft for the consideration listed below.  For financial accounting purposes, the Company recognizes September 1, 2015 as the effective date of the acquisition.

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
6.
Earn-out payments of approximately $500,000 a year for 2016 and 2017, if earned through the achievement of annual revenue and EBITDA targets specified in the Bellsoft purchase agreement, subject to downward or upward adjustment depending on actual results.  In the first quarter of 2016 the Company adjusted the estimate for the earnout to be paid from $400,000 to $500,000, a year for 2016 and 2017, respectively.

The Company and Bellsoft expect closing of open items during 2016 with the exception of any 2017 earned-out payment.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Simultaneously with our acquisition of Bellsoft, Bellsoft entered into a Revolving Credit and Security Agreement (the "Credit Facility") with Federal National Payables, Inc., a Delaware corporation doing business as Federal National Commercial Credit (the "Lender" or "FNCC"). Up to $6 million principal amount of advances may be extended under the Credit Facility. The Credit Facility will be used to pay a portion of the costs associated with the acquisition of Bellsoft, with the balance being available for general working capital of Bellsoft. The Credit Facility has a term of two years, which will automatically renew unless a written notice of termination is given by Bellsoft or the Lender to the other at least 60 days prior to the end of the original or any renewed term. Interest under the Credit Facility will accrue on the higher of (a) the outstanding principal amount of advances under the Credit Facility and (b) $2,000,000 at a per annum rate equal to the Prime Rate plus 1.00%, which will be payable monthly in arrears. With each payment of interest, Bellsoft will also pay a servicing fee of 0.38% multiplied by the higher of (a) the average daily principal amount of advances under the Credit Facility for the previous calendar month or portion thereof and (b) $2,000,000. The Credit Facility is secured by substantially all of Bellsoft's assets. The amounts borrowed by Bellsoft under the Credit Facility are guaranteed by us.

Reverse Merger. On May 26, 2015, we completed a "reverse merger" transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (dba Ameri100), a Delaware corporation (the "Merger"). As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners' former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the "Merger Agreement"). Concurrently with the closing of the Merger, we issued a 5% Unsecured Convertible Note (the "Note") due May 26, 2017, in the principal amount of $5,000,000, together with a warrant to purchase shares of our common stock, in a private placement to Lone Star Value Investors, LP ("Lone Star Value"), pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015. Prior to the Merger, Lone Star Value was our majority shareholder.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended March 31, 2016.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.            SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company.  During the three months ended March 31, 2016, we granted options to purchase 105,000 shares of our common stock to employees.

NOTE 6.            INCOME TAXES:

The Company recorded a tax provision of $2,020 and $0 for the three months ended March 31, 2016 and 2015, respectively.  The effective tax reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2016, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

NOTE 7.            INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $97,000 and $6,250 during the three months ended March 31, 2016 and 2015, respectively. This amortization expense relates to customer lists, which expire through 2020.

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31 is as follows:

Amortization Expense
(in thousands)

2016	$388,000
2017	$388,000
2018	$388,000
2019	$363,000

The Company has its own software products, namely Simple APO, Langer Index, and IBP.  Total costs incurred for developing these products during the three months ended March 31, 2016 was $54,945 and have been capitalized. These costs will be amortized over the useful life once all substantial testing has been completed.

Of the acquisition consideration paid for Bellsoft, $1.81 million was for its customer list, which is considered an intangible asset that was acquired by the Company.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.       NET INCOME (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(0.10)	$0.11
Weighted average common shares outstanding	11,874	9,992
Basic net income (loss) per share of common stock	$(0.10)	$0.11
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(0.10)	$0.11
Weighted average common shares outstanding	11,874	9,992
Dilutive effects of convertible debt, stock options and warrants	-	-
Weighted average common shares, assuming dilutive effect of stock options	11,874	9,992
Diluted net income (loss) per share of common stock	$(0.10)	$0.11

Share-based awards, inclusive of all grants made under the Company's equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

As of March 31, 2016, there were approximately 338,189 share-based awards outstanding, respectively, under the Company's equity plans leaving 1,661,811 share-based units available under the Plan.  During the three months ended March 31, 2016, we granted options to purchase 105,000 shares of our common stock to employees.

Due to the Company's net loss, potential dilutive shares were not included in the calculation of diluted EPS on March 31, 2016, as it will have an antidilutive effect.

NOTE 9.         COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2018.  The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions, and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases.  Rent expense is recorded over the lease terms on a straight-line basis.  Rent expense was $26,222 and $3,312 for the three months ended March 31, 2016 and March 31, 2015, respectively.  The increase during these periods is due to new office space that was leased by the Company in Princeton, New Jersey on July 1, 2015 and the addition of office space through the acquisition of Bellsoft.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2017. The future minimum rental payments under these lease agreements are as follows:

Years ending December 31,	(in thousands)
2016	$90
2017	60
2018	20
Total	$170

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.       OPTIONS

As of March 31, 2016 and March 31, 2015, the Company had issued and outstanding options to purchase 255,000 and 0 shares of our common stock, respectively. There were no options outstanding and there was no option activity prior to March 31, 2015.

On January 22, 2016, the Company issued an option to purchase 5,000 shares of common stock. This option grant vests over 3 years at an exercise price of $6.02 and expire on January 22, 2021. The option is valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 years, expected volatility of 50%, date of issue risk free interest rate of 1.49%, and expected dividend yield of 0%. The value on the grant date of the options was $10,944 and the option expense for March 31, 2016 and 2015 was determined to be $702 and $0, respectively. As of March 31, 2016, no options have been exercised.

On January 28, 2016, the Company issued an option to purchase 100,000 shares of common stock. This option grant vests over 3 years at an exercise price of $6.02 and expires on January 28, 2021. The option is valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 years, expected volatility of 50%, date of issue risk free interest rate of 1.40%, and expected dividend yield of 0%. The value on the grant date of the options was $218,314 and the option expense for March 31, 2016 and 2015 was determined to be $12,795 and $0, respectively. As of March 31, 2016, no options have been exercised.

	Number of Shares	Weighted Avg. Exercise Price
Options outstanding at December 31, 2015	150,000	2.67
Granted	105,000	$6.02
Exercised	—	—
Outstanding at March 31, 2016	255,000	$4.05

As of March 31, 2016 and March 31, 2015 the outstanding options had a weighted average remaining term and intrinsic value of 4.53 and 0 years and $84,660 and $0, respectively.

Outstanding and Exercisable Options

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$4.05	255,000	4.53	$1,032,600	$4.05	$84,660

The options are valued using the Black-Scholes pricing model. The expensed amount for options for March 31, 2016 and 2015 was determined to be $28,678 and $0, respectively.

NOTE 11.      WARRANTS

On May 26, 2015, the Company issued a warrant for the purchase of 2,777,777 shares of its common stock to Lone Star Value, which vested immediately, has an exercise price of $1.80 and expires on May 26, 2020. The warrant is valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include stock price on the measurement date of $1.50, expected term of 2.5 years, expected volatility of 50%, risk free interest rate of 1.53%, and expected dividend yield of 0%. The value on the grant date of the warrant was $1,078,523 and the expense for each of March 31, 2016 and March 31, 2015 was determined to be $0.

On May 13, 2016, Lone Star Value completed an early partial exercise of its 2015 warrant (the "Original Warrant") for 1,111,111 shares the Company's common stock at a price of $1.80 per share, for total consideration to the Company of $2,000,000, and Lone Star Value was issued a replacement warrant for the remaining 1,166,666 shares under the Original Warrant on the same terms as the Original Warrant.  Lone Star Value also agreed to an amendment of its 5% Convertible Note, issued by the Company on May 26, 2015, to extend the maturity of the Note for two years in exchange for (i) the right to request that the Board of Directors of the Company (the "Board") expand the size of the Board to nine directors from the current eight, with Lone Star Value having the right to designate up to four of the nine directors, and (ii) the issuance of a new five-year warrant (the "New Warrant") for the purchase of 1,000,000 shares of the Company's common stock at a price of $6.00 per share, on substantively the same terms as the Original Warrant, except the New Warrant may only be exercised for cash.  Lone Star Value's Registration Rights Agreement, dated May 26, 2015, with us was also amended and restated to include the shares of common stock issuable under the New Warrant.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There was no warrant activity in 2015. Below is a table summarizing the Company's outstanding warrants as of December 31, 2015 and March 31, 2016:

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2015	2,777,777	1.8	4.41	$13,333,330

Granted	—	—	—

Outstanding at March 31, 2016	2,777,777	1.8	4.15	$13,333,330

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred no warrants based expense.

NOTE 12.            RESTRICTED STOCK UNITS:

On August 4, 2015, the Company issued restricted stock units for the right to receive, at settlement, 83,189 shares of common stock. Prior to this issuance there had been no restricted stock unit grants. This tranche of restricted stock units is valued at $3.51 or market value on the date of the grant and vest over 1 year. The value on the grant date of the restricted stock units was $291,994 and the restricted stock units expense for March 31, 2016 and March 31, 2015 was determined to be $72,999 and $0, respectively. As of March 31, 2016, no restricted stock units were vested.

NOTE 13.            SUBSEQUENT EVENTS:

On April 20, 2016, the Company entered into a Stock Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased from the Company 500,000 unregistered shares of its common stock at a price per share of $6.00 for aggregate consideration to the Company of $3,000,000.

On May 10, 2016, the Company increased the size of the Board  to eight people.  Following the increase in the size of the Board, the Board appointed Dhruwa N. Rai, a member of the advisory council of Ameri and Partners Inc., one of the Company's operating subsidiaries, to fill the vacancy created by such increase, effective immediately.  On May 10, 2016, the Company also formed an Executive Strategy Committee, which will consider, and advise the Board on, strategic opportunities of the Company.  Following the formation of the Executive Strategy Committee, the Board appointed Mr. Rai as its chairman and Giri Devanur, the Company's President and Chief Executive Officer, and Srinidhi "Dev" Devanur, the Company's Executive Vice Chairman, as additional members of the committee.  Upon Mr. Rai's appointment to the Board and the Executive Strategy Committee, the Compensation Committee granted Mr. Rai an option to purchase 500,000 shares of common stock of the Company, with an exercise price of $7.00, and restricted stock units to receive 500,000 shares of common stock of the Company in consideration and contingent upon Mr. Rai's service to the Board of Directors and the Executive Strategy Committee.

On May 13, 2016, Lone Star Value completed an early partial exercise of its Original Warrant for 1,111,111 shares of the Company's common stock at a price of $1.80 per share, for total consideration to the Company of $2,000,000, and Lone Star Value was issued a replacement warrant for the remaining 1,166,666 shares under the Original Warrant on the same terms as the Original Warrant.  Lone Star Value also agreed to an amendment of the Convertable Note to extend the maturity of the Convertable Note for two years in exchange for (i) the right to request that the Board expand the size of the Board to nine directors from the current eight, with Lone Star Value having the right to designate up to four of the nine directors, and (ii) the issuance of a new five-year warrant for the purchase of 1,000,000 shares of the Company' common stock at a price of $6.00 per share, on substantively the same terms as the Original Warrant, except the New Warrant may only be exercised for cash.  Lone Star Value's Registration Rights Agreement, dated May 26, 2015, with the Company was also amended and restated to include the shares of common stock issuable under the New Warrant.

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

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to the Merger, on May 26, 2015, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (dba Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned operating subsidiary.  The Merger was consummated under Delaware law, pursuant to the Merger Agreement, and in connection with the Merger we changed our name to AMERI Holdings, Inc. We are headquartered in Princeton, New Jersey.

Overview

We are a next generation technology-management solutions firm.  We have built products and services to assist global 2000 companies by architecting and delivering the best technology solutions enabling customers to transform their business processes.  We have built a new method of measuring the effectiveness of technology deployments across large and medium size companies. Through acquisitions, we have built deep consulting expertise in business process management, robotic process automation, digital transformation services and enterprise resource planning particularly surrounding SAP software and technology.

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

Result of Operations

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	Three Months Ended March 31,	Three Months Ended March 31,
	2016	2015
Net Revenue	$7,012,964	$4,284,750
Cost of revenue	3,865,561	3,166,080
Gross profit	$3,147,403	$1,118,670

Operating expenses:
Selling and Marketing	$31,350	$-
General and administrative	3,610,336	33,720
Nonrecurring expenditures	375,405	-
Depreciation and amortization	111,628	8,267
Operating expenses	$4,128,719	$41,987

Income from operations	(981,316)	1,076,683

Interest expense	$(113,746)	$-
Interest income	2,005	-
Other expense	(2,304)	-
Tax benefit/(provision)	(2,020)	-
Foreign exchange translation	(62,890)	-
Net income	$(1,160,271)	$1,076,683

Revenues

Revenues for the three months ended March 31, 2016 increased by 63.7% from the three months ended March 31, 2015.  The increase in revenue is directly attributable to our acquisition of Bellsoft, Inc. We derived 100% of our revenues from our customers located in North America for the three months ended March 31, 2016.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 44.8% for the three months ended March 31, 2016 as compared to 26.1% for the three months ended March 31, 2015.

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

SG&A for the three months ended March 31, 2016 increased to $3,641,686 from $33,720 and for the three months ended March 31, 2015. The increase in SG&A is directly attributable to our acquisition of Bellsoft and increased corporate overhead.

Nonrecurring expenses

Nonrecurring expenditures of $375,405 occurred during the three months ended March 31, 2016 and were primarily costs and expenses that are unlikely to occur again in the normal course of business. These expenditures included restructuring costs and legal fees. There were no nonrecurring expenditures for the three months ended March 31, 2015.

Depreciation and amortization costs

Depreciation and amortization expense amounted to $111,628 for the three months ended March 31, 2016, as compared to $8,267 for the period ended March 31, 2015.  The increase in depreciation and amortization costs was primarily due to addition of assets and acquisition of Bellsoft Inc. customer lists.

Operating income

Our operating income percentage was (14.0)% for the three months ended March 31, 2016, as compared to 25.1% for the three months ended March 31, 2015. This change was mainly due to an increase in SG&A expenses and nonrecurring expenditures.

Income taxes

Our provision for income taxes for the three months ended March 31, 2016 and year ended March 31, 2015, amounted to approximately $2,020 and $0, respectively.

Liquidity and Capital Resources

Our cash position was $505,173 as of March 31, 2016 as compared to $1,878,034 as of December 31, 2015, a decrease of $1,372,861 primarily as a result of working capital uses.

Cash used by operating activities was $1,565,640 during the three months ended March 31, 2016 and was primarily a result of net decreases from working capital. Cash used from investing activities was $48,672 during the three months ended March 31, 2016 due primarily to acquisitions and assets purchased for the purpose of providing future revenues.  Cash provided by financing activities was $241,451 during the three months ended March 31, 2016 and was attributable to borrowing under our credit facility with FNCC.

Operating Activities

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various statements of work. Our primary uses of cash from operating activities are for personnel-related expenditures, leased facilities and taxes.

Critical Accounting Policies
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

Accounts Receivable.   We extend credit to clients based upon management's assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts. The allowances for uncollectible accounts as of March 31, 2016 and March 31, 2015 was $0.  Based on the information available, management believes our accounts receivable, net of allowance for doubtful accounts, are collectible.

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

Recent Accounting Pronouncements
The Company is reviewing the effects of following recent updates.  The Company has no expectation that any of these items will have a material effect upon the financial statements.

•	Update 2015-16 - Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments
•
Update 2015-15 – Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update)

•	Update 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date
•	Update 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory
•	Update 2015-08 - Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (SEC Update)
•	Update No. 2015-03 – Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
•	Update 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
•	Update 2016-01 - Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
•	Update No. 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis
•	Update 2016-09 - Compensation - Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting

Special Note Regarding Forward-Looking Information

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being March 31, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report as noted below in management's report on internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of March 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

None.

ITEM 1A.	RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A of the Annual Report on Form 10-KT, which we filed with the SEC on March 15, 2016. There have been no material changes to the risk factors previously disclosed in our 2015 Form 10-KT.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2016, we entered into a Stock Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased 500,000 unregistered shares of our common stock, par value $0.01 per share, from us at a price per share of $6.00 for aggregate consideration to us of $3,000,000.

On May 13, 2016, Lone Star Value completed an early partial exercise of its Original Warrant for 1,111,111 shares of our common stock at a price of $1.80 per share, for total consideration to us of $2,000,000, and Lone Star Value was issued a replacement warrant for the remaining 1,166,666 shares under the Original Warrant on the same terms as the Original Warrant.  Lone Star Value also agreed to an amendment of its Note to extend the maturity of the Note for two years in exchange for (i) the right to request that the Board expand the size of the Board to nine directors from the current eight, with Lone Star Value having the right to designate up to four of the nine directors, and (ii) the issuance of a new five-year warrant for the purchase of 1,000,000 shares of the Company's common stock at a price of $6.00 per share, on substantively the same terms as the Original Warrant, except the New Warrant may only be exercised for cash.  Lone Star Value's Registration Rights Agreement, dated May 26, 2015, with the Company was also amended and restated to include the shares of common stock issuable under the New Warrant.

The issuance of the shares of common stock to Mr. Rai, the New Warrant and the shares of the Company's common stock exercisable for thereunder will be in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) of the Securities Act as a private offering.  Such issuance of the shares to Mr. Rai and the New Warrant did not and the issuance of any shares of common stock exercisable under the New Warrant will not involve a public offering, and was made and will be made without general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On January 28, 2016, we appointed Edward O'Donnell as Chief Financial Officer of our company and entered into an employment letter agreement with him.

On May 10, 2016, we increased the size of the Board  to eight people.  Following the increase in the size of the Board, the Board appointed Dhruwa N. Rai, a member of the advisory council of Ameri and Partners Inc., one of our operating subsidiaries, to fill the vacancy created by such increase, effective immediately.  On May 10, 2016, we also formed an Executive Strategy Committee, which will consider, and advise the Board on, strategic opportunities of our company.  Following the formation of the Executive Strategy Committee, the Board appointed Mr. Rai as its chairman and Giri Devanur, our President and Chief Executive Officer, and Srinidhi "Dev" Devanur, our Executive Vice Chairman, as additional members of the committee.

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

3.3	By-laws of Spatializer Audio Laboratories, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-90532, effective August 21, 1995).

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

4.3*	Common Stock Purchase Warrant, dated May 12, 2016, issued by AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 12, 2016.

4.4*	Amendment No. 1 of the 5% Convertible Unsecured Promissory Note due May 26, 2017 from AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 12, 2016.

10.1
Employment Agreement, dated as of January 27, 2016, between Edward O'Donnell and Ameri and Partners Inc. (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on January 28, 2016 and incorporated herein by reference).

10.2
Securities Purchase Agreement, dated as of April 20, 2016, by and between AMERI Holdings, Inc. and Dhruwa N. Rai (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 21, 2016 and incorporated herein by reference).

10.3*	Amended and Restated Registration Rights Agreement, dated May 12, 2016, by and between AMERI Holdings, Inc. and Lone Star Value Investors, LP.

31.01*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files.

_________________

*	Furnished herewith.

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

AMERI HOLDINGS, INC.

Date: May 16, 2016	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2016	/s/ Edward O'Donnell
Edward O'Donnell
Chief Financial Officer (Principal Financial and Accounting Officer)