Form 10-Q
period 2016-06-30
AMERI Holdings, Inc.
filed 2016-08-12
CIK 890821

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

The number of shares of Common Stock of the Registrant, par value $0.01 per share, outstanding as of August 12, 2016 was  13,586,722.

AMERI HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to the financial statements as of June 30, 2016 and 2015 and for the three-month and six-month periods ended June 30, 2016 and 2015 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.

 AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$3,603,663	$1,878,034
Accounts receivable	4,133,570	4,872,082
Investments		82,908
Other current assets	481,221	343,809
Total current assets	8,218,454	7,176,833
Other assets
Property and equipment, net	129,343	73,066
Intangible assets, net	2,975,617	3,114,513
Acquired goodwill	3,820,032	3,470,522
Total other assets	6,924,992	6,658,101

Total assets	$15,143,446	$13,834,934

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,220,206	$2,597,385
Other accrued expenses	1,417,098	1,093,814
Consideration payable	1,186,609	3,649,267
Short term notes	1,407,369	1,235,935
Total current liabilities	7,231,282	8,576,401
Long term liabilities
Convertible notes	5,000,000	5,000,000
Long term acquisition consideration	500,000	-
Total long term liabilities	5,500,000	5,000,000

Total liabilities	12,731,282	13,576,401

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 authorized, none issued and outstanding		-
Common stock, $0.01 par value; 100,000,000 shares authorized, 13,485,472 and 11,639,066 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	134,854	118,743
Additional paid-in capital	5,700,286	1,192,692
Retained earnings	(3,422,976)	(1,052,902)
Total stockholders' equity	2,412,164	258,533

Total liabilities and stockholders' equity	$15,143,446	$13,834,934

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Net revenue	$6,686,938	$3,930,938	$13,699,902	$8,215,688

Cost of services	5,169,538	2,948,275	10,926,845	6,114,355

Gross profit	1,517,400	982,663	2,773,057	2,101,333

Operating expenses
Selling and marketing	135,329	-	264,462	-
General and administration	1,977,510	489,719	3,598,317	523,439
Nonrecurring expenditures	239,815	304,924	615,220	304,924
Depreciation and amortization	101,385	8,048	213,013	16,315
Operating expenses	2,454,039	802,691	4,691,012	844,678
Operating income (loss)	(936,639)	179,972	(1,917,955)	1,256,655

Interest expense	(270,514)	(25,542)	(384,260)	(25,542)
Interest income/other income	-	28	253	28
Other expense	(1,862)	-	(2,414)	-
Income before income taxes	(1,209,015)	154,458	(2,304,376)	1,231,141
Tax benefit / (provision)	2,020	(43,489)	-	(43,489)
Foreign exchange translation	(2,808)	-	(65,698)	-

Net income (loss)	$(1,209,803)	$110,969	$(2,370,074)	$1,187,652

Net and comprehensive income (loss) for the period	$(1,209,803)	$110,969	$(2,370,074)	$1,187,652

Basic income (loss) per share	(0.09)	$0.01	(0.19)	$0.10
Diluted income (loss) per share	(0.09)	$0.01	(0.19)	$0.07

Basic weighted average number of shares	12,845,057	11,639,066	12,359,709	11,639,066
Diluted weighted average number of shares	12,845,057	17,294,620	12,359,709	17,294,620

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flow from operating activities
Net income	$(2,370,074)	$1,187,652
Adjustment to reconcile net income to net cash used in operating activities
Depreciation	213,013	16,391
Stock, option, restricted stock unit and warrant expense	443,705	-
Changes in assets and liabilities
Increase (decrease) in:
Accounts receivable	738,512	(2,949,126)
Security deposits		(2,500)
Other current assets	(137,412)	(86,930)
Increase (decrease) in:
Accounts payable and accrued expenses	946,105	422,261
Other current liabilities	-	295,733
Taxes payable	-	43,425
Net cash used in operating activities	(166,151)	(1,073,094)
Cash flow from investing activities
Purchase of and intangible and fixed assets	(130,394)	(989,959)
Acquisition consideration payable	(3,232,168)	(99,936)
Investments	82,908	-
Net cash used in investing activities	(3,279,654)	(1,089,895)
Cash flow from financing activities
Net proceeds from debt issuance	171,434	5,000,000
Additional stock issued	5,000,000	159,521
Net cash provided by financing activities	5,171,434	5,159,521
Net change in cash and cash equivalents	1,725,629	2,996,532
Cash and cash equivalents as at beginning of the period	1,878,034	1,381,058
Cash at the end of the period	$3,603,663	$4,377,590

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION:

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

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. All intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. These financial statements should be read in conjunction with the unaudited financial statements and notes thereto.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size, and scope of our projects and the efficiency with which we utilize our employees.  Substantially all of our revenue is generated within North America.

Our comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

NOTE 3.	BUSINESS COMBINATIONS:

Acquisition of Bellsoft, Inc.

Bellsoft, Inc. ("Bellsoft") is a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP software, business intelligence, data warehousing and other enterprise resource planning services.  Bellsoft has operations in the United States and in India. On November 20, 2015, the Company completed the acquisition of Bellsoft for the consideration listed below.  For financial accounting purposes, the Company recognized September 1, 2015 as the effective date of the acquisition.  The consideration payable for the acquisition of Bellsoft includes:

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
6.	Earn-out payments of approximately $500,000 a year for 2016 and 2017, if earned through the achievement of annual revenue and EBITDA targets specified in the Bellsoft purchase agreement, subject to downward or upward adjustment depending on actual results. In the first quarter of 2016, the Company adjusted the estimate for the earn-out to be paid from $400,000 to $500,000 a year for each of 2016 and 2017.

As of June 30, 2016, earn-out payments of $500,000 for each of 2016 and 2017 and an aggregate of $556,609 in respect of the 2016 quarterly cash payments remain due to Bellsoft's former shareholders.

Entry into Agreement to Acquire Bigtech Software Private Limited.

On June 23, 2016 the Company entered into a definitive agreement to purchase Bigtech Software Private Limited ("Bigtech"), a pure-play SAP services company providing a complete range of SAP services including turnkey implementations, application management, training and basis ABAP support. Bigtech has been in operation since 2000. Based in Bangalore, India, Bigtech offers SAP services to bring effectiveness in business operations to companies of all sizes and verticals. As of June 30, 2016 the closing date for the Bigtech transaction has yet to be determined. The consideration to be paid for the acquisition of Bigtech will be:

1.	$340,000, to be paid at closing;
2.	Warrants for the purchase of 51,000 shares of the Company's common stock, with such warrants exercisable for two years from the date of closing; and
3.	$255,000, which may become payable as a commission to the sellers of Bigtech if Bigtech achieves certain revenue targets within the two years following closing.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	REVENUE RECOGNITION:

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended June 30, 2016.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company.  During the six months ended June 30, 2016, we granted our employees options to purchase 755,500 shares of our common stock and restricted stock units to purchase 507,680 shares of our common stock.

NOTE 6.	INCOME TAXES:

The Company recorded a tax provision of $0 and $43,489 for the six months ended June 30, 2016 and 2015, respectively. The effective tax reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2016, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

NOTE 7.        INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to  approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $194,000 and $12,500 during the six months ended June 30, 2016 and 2015, respectively. This amortization expense relates to customer lists, which expire through 2020.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated annual amortization expense (including amortization expense associated with capitalized software costs) for the current year and the following four years ending December 31, is as follows:

Amortization Expense

2016	$388,000
2017	$388,000
2018	$388,000
2019	$363,000

The Company has its own software products, namely Simple APO, Langer Index, and IBP.  Total costs incurred for developing these products during the six months ended June 30, 2016 was $55,104 and have been capitalized. These costs will be amortized over the useful life once all substantial testing has been completed.

Of the acquisition consideration paid for Bellsoft, $1.81 million was for its customer list, which is considered an intangible asset that was acquired by the Company.

As of June 30, 2016 and December 31, 2015, capitalized intangible assets were $3,334,367, and $3,279,263 respectively, and accumulated amortization was $358,750 and $164,750, respectively. As of June 30, 2016 and December 31, 2015, total intangible assets were $2,975,617 and $3,114,513, respectively.

NOTE 8.       NET INCOME (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands, except per share data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(0.19)	$0.11
Weighted average and common shares outstanding	12,359	11,639
Basic net income (loss) per share of common stock	$(0.19)	$0.11
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(0.19)	$0.11
Weighted average and common shares outstanding	12,359	11,639
Dilutive effects of convertible debt, stock options and warrants	-	5,656
Weighted average common shares, assuming dilutive effect of stock options	12,359	17,294
Diluted net income (loss) per share of common stock	$(0.19)	$0.11

Share-based awards, inclusive of all grants made under the Company's equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

As of June 30, 2016, there were approximately 1,446,369 share-based awards outstanding, respectively, under the Company's equity plans leaving 553,631 share-based units available under the Plan.  During the six months ended June 30, 2016, we granted our employees options to purchase 755,500 shares of our common stock and restricted stock units to purchase 507,680 shares of our common stock.

Due to the Company's net loss, potential dilutive shares were not included in the calculation of diluted EPS on June 30, 2016, as it will have an antidilutive effect.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.        COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2018.  The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions, and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases.  Rent expense is recorded over the lease terms on a straight-line basis.  Rent expense was $57,434 and $10,812 for the six months ended June 30, 2016 and June 30, 2015, respectively.  The increase during these periods is due to new office space that was leased by the Company in Princeton, New Jersey on July 1, 2015 and the addition of office space through the acquisition of Bellsoft.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2017. The future minimum rental payments under these lease agreements are as follows:

Years ending December 31,	(in thousands)
2016	$90
2017	60
2018	20
Total	$170

NOTE 10.         OPTIONS:

As of June 30, 2016 and June 30, 2015, the Company had issued and outstanding options to purchase 855,500 and 0 shares of our common stock, respectively.

On May 10, 2016, the Company issued an option to purchase 630,500 shares of common stock. This option grant vests over 3 years at an exercise price of $7.00 and expire on May 10, 2021. The option is valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 4 years, expected volatility of 50%, date of issue risk free interest rate of 0.52%, and expected dividend yield of 0%. The value on the grant date of the options was $1,718,367 and the option expense for June 31, 2016 and 2015 was determined to be $80,031 and $0, respectively. As of June 30, 2016, no options have been exercised.

On June 28, 2016, the Company issued an option to purchase 25,000 shares of common stock. This option grant vests over 3 years at an exercise price of $6.51 and expires on June 28, 2021. The option is valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 3.25 years, expected volatility of 50%, date of issue risk free interest rate of 0.45%, and expected dividend yield of 0%. The value on the grant date of the options was $55,251 and the option expense for June 31, 2016 and 2015 was determined to be $151 and $0, respectively. As of March 31, 2016, no options have been exercised.

	Number of Shares	Weighted Avg. Exercise Price
Options outstanding at December 31, 2015	150,000	2.67
Granted	760,500	$6.86
Exercised	—	—
Cancelled / Expired	55,000	4.19
Outstanding at June 30, 2016	855,500	$6.30

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and June 30, 2015 the outstanding options had a weighted average remaining term and intrinsic value of 4.19 and 0 years and $451,000 and $0, respectively.

Outstanding and Exercisable Options

Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$6.30	855,500	4.53	$5,389,650	$6.30	$451,000

The options are valued using the Black-Scholes pricing model. The expensed amount for options for June 30, 2016 and 2015 was determined to be $133,667 and $0, respectively.

NOTE 11.         WARRANTS:

On May 26, 2015, the Company issued a warrant for the purchase of 2,777,777 shares of its common stock to Lone Star Value, which vested immediately, has an exercise price of $1.80 and expires on May 26, 2020 (the "Original Warrant"). The Original Warrant is valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include stock price on the measurement date of $1.50, expected term of 2.5 years, expected volatility of 50%, risk free interest rate of 1.53%, and expected dividend yield of 0%. The value on the grant date of the Original Warrant was $1,078,523 and the expense for each of March 31, 2016 and March 31, 2015 was determined to be $0. As of June 30, 2016, the Company had outstanding warrants for the purchase of 1,666,666 shares of its common stock.

On May 10, 2016, the Company issued a warrant to an individual for the purchase of 7,000 shares of common stock. This warrant grant vests over 3 years at an exercise price of $7.00 and expire on May 10, 2021. The warrant is valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 4 years, expected volatility of 50%, date of issue risk free interest rate of 0.52%, and expected dividend yield of 0%. The value on the grant date of the warrant was $19,078 and the warrant expense for June 31, 2016 and 2015 was determined to be $889 and $0, respectively. As of June 30, 2016, no options have been exercised.

On May 13, 2016, Lone Star Value completed an early partial exercise of its Original Warrant for 1,111,111 shares the Company's common stock at a price of $1.80 per share, for total consideration to the Company of $2,000,000, and Lone Star Value was issued a replacement warrant for the remaining 1,166,666 shares under the Original Warrant on the same terms as the Original Warrant.  Lone Star Value also agreed to an amendment of its 5% Convertible Note, issued by the Company on May 26, 2015, to extend the maturity of the Note for two years in exchange for (i) the right to request that the Board of Directors of the Company (the "Board") expand the size of the Board to nine directors from the current eight, with Lone Star Value having the right to designate up to four of the nine directors, and (ii) the issuance of a new five-year warrant (the "New Warrant") for the purchase of 1,000,000 shares of the Company's common stock at a price of $6.00 per share, on substantively the same terms as the Original Warrant.  Lone Star Value's Registration Rights Agreement, dated May 26, 2015, with us was also amended and restated to include the shares of common stock issuable under the New Warrant.

 There was no warrant activity in 2015. Below is a table summarizing the Company's outstanding warrants as of June 30, 2016:

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2015	2,777,777	1.80	4.41	$13,333,330

Granted	1,007,000	6.00	—	—

Exercised	1,111,111	1.80	—

Outstanding at June 30, 2016	2,673,666	1.8	3.76	$7,849,997

For the six months ended June 30, 2016 and June 30, 2015, the Company incurred $889 and $-0- warrants based expense.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.         RESTRICTED STOCK UNITS:

On August 4, 2015, the Company issued restricted stock units for the right to receive, at settlement, 83,189 shares of common stock. Prior to this issuance there had been no restricted stock unit grants. This tranche of restricted stock units is valued at $3.51 or market value on the date of the grant and vest over 1 year. The value on the grant date of the restricted stock units was $291,994 and the restricted stock units expense for June 30, 2016 and June 30, 2015 was determined to be $309,149 and $0, respectively. As of June 30, 2016, no restricted stock units were vested.

On May 10, 2016, the Company issued restricted stock units for the right to receive, at settlement, 500,000 shares of common stock. This tranche of restricted stock units is valued at $7.00 or market value on the date of the grant and vest over 3 years. The value on the grant date of the restricted stock units was $3.5 million and the restricted stock units expense for June 30, 2016 and June 30, 2015 was determined to be $163,014 and $0, respectively. As of June 30, 2016, no restricted stock units were vested.

On June 28, 2016, the Company issued restricted stock units for the right to receive, at settlement, 7,680 shares of common stock. Prior to this issuance there had been no restricted stock unit grants. This tranche of restricted stock units is valued at $6.51 or market value on the date of the grant and vest over 1 year. The value on the grant date of the restricted stock units was $49,997 and the restricted stock units expense for June 30, 2016 and June 30, 2015 was determined to be $137 and $0, respectively. As of June 30, 2016, no restricted stock units were vested.

NOTE 13.        SUBSEQUENT EVENTS:

Loan Agreement with Sterling National Bank

On July 1, 2016, the Company entered into that certain Loan and Security Agreement (the "Loan Agreement"), with its wholly-owned subsidiaries Ameri and Partners Inc and BellSoft. as borrowers (the "Borrowers"), the Company and its wholly-owned subsidiaries Linear Logics Corp. and Winhire Inc serving as guarantors (the "Guarantors"), the Company's Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, "Sterling").

Under the Loan Agreement, the Borrowers are able to borrow up to an aggregate of $10 million, which includes up to $8 million in principal for revolving loans (the "Revolving Loans") for general working capital purposes, up to $2 million in principal pursuant to a term loan (the "Term Loan") for the purpose of a permitted business acquisition and up to $200,000 for letters of credit.  A portion of the proceeds of the Loan Agreement were also used to repay the November 20, 2015 credit facility that was entered \into among the Company, its wholly-owned subsidiary BellSoft and Federal National Payables, Inc.

The Loan Agreement has a term of three years, which will automatically renew unless a written notice of termination is given by the Borrowers or Sterling to the other at least 60 days prior to the end of the original or any renewed term.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest under the Loan Agreement is payable monthly in arrears and accrues as follows:

(a)	in the case of Revolving Loans, a rate per annum equal to the sum of (i) the Wall Street Journal Prime Rate plus (ii) 2.00%;

(b)	in the case of the Term Loan, a rate per annum equal to the sum of (i) the Wall Street Journal Prime Rate plus (ii) 3.75%; and

(c)	in the case of other obligations of the Borrowers, a rate per annum equal to the sum of (i) the greater of (A) 3.25% or (B) Wall Street Journal Prime Rate plus (ii) 3.75%.

The Loan Agreement also requires the payment of certain fees, including, but not limited to letter of credit fees and an unused Revolving Loans fee.

The Loan Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to not permit capital expenditures above $150,000 in any fiscal year, maintain a fixed charge coverage ratio of not less than 2.00 to 1.00 and maintain certain debt to EBITDA ratios. The Loan Agreement also requires the Company and Borrowers to obtain Sterling's consent before making any permitted acquisitions.  The amounts borrowed by the Borrowers under the Loan Agreement are guaranteed by the Guarantors.  The Loan Agreement is secured by substantially all of the Borrowers' assets.

Acquisition of Virtuoso

On July 22, 2015, the Company, through its wholly-owned subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C. ("Virtuoso"), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization (the "Merger Agreement"), by and among the Company, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the "Sole Member").  Virtuoso is an SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas.

The purchase price paid to the Sole Member for the acquisition of Virtuoso consisted of: (a) a cash payment in the amount of $675,000 (due within 90 days of closing), (b) 101,250 shares of the Company's common stock at closing, and (c) earn-out payments to be paid, if earned, in 2017 and 2018.
Acquisition of DC&M
On July 29, 2016, the Company acquired 100% of the membership interests of DC&M Partners, L.L.C. ("DCM"), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement (the "MIPA") among the Company, DCM, all of the members of DCM (the "Members"), Giri Devanur and Srinidhi "Dev" Devanur. DCM is a provider of information technology development, consulting and management services and is located in Chandler, Arizona.
The purchase price for the acquisition of DCM consisted of: (a) a cash payment in the amount of $3,000,000 at closing, (b) 1,600,000 shares of the Company's common stock (the "DCM Shares"), which are to be issued on July 29, 2018 or upon a change of control of the Company (whichever occurs earlier), and (c) earn-out payments to be paid, if earned, in 2017 and 2018.

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

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which had been a shell company until May of 2015.  On May 26, 2015, we completed a "reverse merger" transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (dba Ameri100), a Delaware corporation (the "Merger"). As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners' former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015.  Since the Merger, we have been an active holding company headquartered in Princeton, New Jersey.

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

Result of Operations

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	Three Months Ended June 30,	Three Months Ended June 30,
	2016	2015
Net Revenue	$6,686,938	$3,930,938
Cost of revenue	5,169,538	2,948,275
Gross profit	$1,517,400	$982,663

Operating expenses
Selling and Marketing	$135,329	$-
General and administrative	1,977,510	489,719
Nonrecurring expenditures	239,815	304,924
Depreciation and amortization	101,385	8,048
Operating expenses	$2,454,309	$802,691

Income from operations	(936,639)	179,972

Interest expense	$(270,514)	$(25,542)
Interest income	(1,752)	28
Other expense	(110)	-
Tax benefit/(provision)	2,020	(43,489)
Foreign exchange translation	(2,808)	-
Net income	$(1,209,803)	$110,969

Revenues

Revenues for the three months ended June 30, 2016 increased $2.756 million or 70.1% from the three months ended June 30, 2015.  The increase in revenue is directly attributable to our acquisition of Bellsoft, Inc. We derived 100% of our revenues from our customers located in North America for the three months ended June 30, 2016.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 22.7% for the three months ended June 30, 2016 as compared to 25.0% for the three months ended June 30, 2015 as a result of lower margins for professional services in 2016 than the project revenues for 2015.

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

SG&A for the three months ended June 30, 2016 increased to $2,112,839 from $489,719 and for the three months ended June 30, 2015. The increase in SG&A is directly attributable to our acquisition of Bellsoft and increased corporate overhead.

Nonrecurring expenses

Nonrecurring expenditures of $239,815 were incurred during the three months ended June 30, 2016 and were primarily costs and expenses that are unlikely to occur again in the normal course of business. These expenditures included an increase in the previously calculated earn-out estimate, restructuring costs and legal fees.

Depreciation and amortization costs

Depreciation and amortization expense amounted to $101,385 for the three months ended June 30, 2016, as compared to $8,048 for the period ended June 30, 2015.  The increase in depreciation and amortization costs was primarily due to addition of assets and acquisition of Bellsoft Inc. customer lists.

Operating income

Our operating income percentage was (14.0)% for the three months ended June 30, 2016, as compared to 4.6% for the three months ended June 30, 2015. This change was mainly due to an increase in SG&A expenses and nonrecurring expenditures.

Income taxes

Our provision for income taxes for the three months ended June 30, 2016 and the three month period ended June 30, 2015, amounted to approximately $2,020 and ($43,489), respectively and declined as a result of our first and second quarter losses.

Result of Operations

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30,	Six Months Ended June 30,
	2016	2015
Net Revenue	$13,699,902	$8,215,688
Cost of revenue	10,926,845	6,114,355
Gross profit	$2,773,057	$2,101,333

Operating expenses
Selling and Marketing	$264,462	$-
General and administrative	3,598,317	523,439
Nonrecurring expenditures	615,220	304,924
Depreciation and amortization	213,013	16,315
Operating expenses	$4,691,012	$844,678

Income from operations	(1,917,955)	1,256,655

Interest expense	$(384,260)	$(25,542)
Interest income	253	28
Other expense	(2,414)	-
Tax benefit/(provision)	-	(43,489)
Foreign exchange translation	(65,698)	-
Net income	$(2,370,074)	$1,187,652

Revenues

Revenues for the six months ended June 30, 2016 increased from $8,215,688 to $13,699,902, or 66.8%, for the six months ended June 30, 2015.  The increase in revenue is directly attributable to our acquisition of Bellsoft. We derived 100% of our revenues from our North American customers for the six months ended June 30, 2016.

Gross margin
Our gross margin was $2.77 million or 20.2% for the six months ended June 30, 2016 as compared to $2.1 million 25.6% for the six months ended June 30, 2015 and is a result of increased margins from acquired entities.

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

SG&A for the six months ended June 30, 2016 increased to $3,862,779 from $523,439 and for the six months ended June 30, 2015. The increase in SG&A is directly attributable to our acquisition of Bellsoft and increased corporate overhead.

Nonrecurring expenses

Nonrecurring expenditures of $615,220 and $304,924 occurred during the six months ended June 30, 2016 and 2015 and were primarily costs and expenses that are unlikely to occur again in the normal course of business. These expenditures included an increase in the estimated earn out, restructuring costs and legal fees.

Depreciation and amortization costs

Depreciation and amortization expense amounted to $213,013 for the six months ended June 30, 2016, as compared to $16,315 for the six month period ended June 30, 2015.  The increase in depreciation and amortization costs was primarily due to addition of assets and acquisition of Bellsoft Inc. customer lists.

Operating income

Our operating income percentage was (14.0)% for the six months ended June 30, 2016, as compared to 15.3% for the six months ended June 30, 2015. This change was mainly due to an increase in SG&A expenses and nonrecurring expenditures.

Income taxes

Our provision for income taxes for the six months ended June 30, 2016 and six months ended June 30, 2015, amounted to approximately $-0- and $(43,489), respectively.

Liquidity and Capital Resources

Our cash position was $3,603,663 as of June 30, 2016 as compared to $1,878,034 as of December 31, 2015, a change of $1,725,629 primarily as a result of financing activities, including the sale of our common stock and the partial exercise of an outstanding warrant.

Cash used by operating activities was $166,151 during the six months ended June 30, 2016 and was primarily a result of remittances towards accounts receivables and increased accounts payables. Cash used in investing activities was $3,279,654 during the six months ended June 30, 2016 was primarily due to acquisitions and assets purchased for the purpose of providing future revenues.  Cash provided by financing activities was $5,171,434 during the six months ended June 30, 2016 and was attributable to additional stock issuances.

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

Accounts Receivable.   We extend credit to clients based upon management's assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts. The allowances for uncollectible accounts as of June 30, 2016 and June 30, 2015 was $0.  Based on the information available, management believes our accounts receivable, net of allowance for doubtful accounts, are collectible.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2016 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "anticipated," "expectation," "continued," "future," "forward," "potential," "estimate," "estimated," "forecast," "project," "encourage," "opportunity," "goal," "objective," "could," "expect," "expected," "intend," "plan," "planned," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified as delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; and (13) changes in our utilization levels. In evaluating these statements, you should specifically consider various factors described above. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being June 30, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report as noted below in management's report on internal control over financial reporting, but have been corrected. There have been changes in our internal controls over financial reporting to resolve certain internal control inadequacies, due to the privately held nature of acquired subsidiaries that were corrected that occurred during the period covered by this report that have not materially affected, or are not reasonably likely to materially affect our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of June 30, 2016, our internal control over financial reporting was not effective in providing reasonable assurance, due to certain internal control inadequacies, due to the privately held nature of acquired subsidiaries that were corrected, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were changes to correct certain internal control inadequacies, due to the privately held nature of acquired subsidiaries in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period covered by this report that have not materially affected, or are not reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

None.

ITEM 1A.             RISK FACTORS

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A of the Annual Report on Form 10-KT, which we filed with the SEC on March 15, 2016. There have been no material changes to the risk factors previously disclosed in our 2015 Annual Report on Form 10-KT.

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

The issuances of the shares of common stock to Mr. Rai, the New Warrant and the shares of the Company's common stock exercisable for thereunder were made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) of the Securities Act as a private offering.  Such issuances of the shares to Mr. Rai and the New Warrant did not, and the issuance of any shares of common stock exercisable under the New Warrant will not, involve a public offering, and was made and will be made without general solicitation or advertising.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of Ameri Holdings, Inc. (filed as Exhibit 3.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Ameri Holdings, Inc. (filed as Exhibit 3.2 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

4.1
Form of Common Stock Purchase Warrant issued by AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015. (filed as Exhibit 4.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

4.2
Form of 5% Convertible Unsecured Promissory Note due May 26, 2017 from AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015. (filed as Exhibit 4.2 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference)

4.3
Common Stock Purchase Warrant, dated May 12, 2016, issued by AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 12, 2016 (filed as Exhibit 4.3 to AMERI Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016 and incorporated herein by reference).

4.4
Amendment No. 1 of the 5% Convertible Unsecured Promissory Note due May 26, 2017 from AMERI Holdings, Inc. to Lone Star Value Investors, LP, dated May 12, 2016 (filed as Exhibit 4.4 to AMERI Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016 and incorporated herein by reference).

10.1
Securities Purchase Agreement, dated as of April 20, 2016, by and between AMERI Holdings, Inc. and Dhruwa N. Rai (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 21, 2016 and incorporated herein by reference).

10.2
Amended and Restated Registration Rights Agreement, dated May 12, 2016, by and between AMERI Holdings, Inc. and Lone Star Value Investors, LP (filed as Exhibit 10.3 to AMERI Holdings, Inc.'s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016 and incorporated herein by reference).

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

AMERI HOLDINGS, INC.

Date: August 12, 2016	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	/s/ Edward O'Donnell
Edward O'Donnell
Chief Financial Officer (Principal Financial and Accounting Officer)