Form 10-Q
period 2016-09-30
AMERI Holdings, Inc.
filed 2016-11-14
CIK 890821

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock of the Registrant, par value $0.01 per share, outstanding as of November 14, 2016 was 13,885,972.

AMERI HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016
 INDEX

PART I – FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to the financial statements as of September 30, 2016 and 2015 and for the three-month and nine-month periods ended September 30, 2016 and 2015 is unaudited. This financial information, in the opinion of our management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of results to be expected for any subsequent period. Our fiscal year end is December 31.
 AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$2,913,834	$1,878,034
Accounts receivable	7,724,860	4,872,082
Investments	-	82,908
Other current assets	629,640	343,809
Total current assets	11,268,334	7,176,833
Other assets
Property and equipment, net	115,355	73,066
Intangible assets, net	9,359,571	3,114,513
Acquired goodwill	17,379,031	3,470,522
Total other assets	26,853,957	6,658,101

Total assets	$38,122,291	$13,834,934

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$4,906,959	$2,597,385
Other accrued expenses	1,345,561	1,093,814
Consideration payable	3,225,093	3,649,267
Short-term notes	4,137,143	1,235,935
Total current liabilities	13,614,756	8,576,401
Long-term liabilities
Convertible notes	5,000,000	5,000,000
Long-term notes	1,566,671	-
Long-term consideration payable	13,188,260	-
Total long-term liabilities	19,754,931	5,000,000

Total liabilities	33,369,687	13,576,401

Stockholders' equity
Preferred stock, $0.01 par value; 1,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 13,885,972 and 11,639,066 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	138,861	118,743
Additional paid-in capital	10,042,992	1,192,692
Accumulated other comprehensive income (loss)	(287,722)	-
Accumulated deficit	(5,141,527)	(1,052,902)
Total stockholders' equity	4,752,604	258,533

Total liabilities and stockholders' equity	$38,122,291	$13,834,934

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net revenue	$10,058,558	$4,463,125	$23,758,460	$12,678,813

Cost of services	8,361,960	3,023,208	19,288,805	9,137,563

Gross profit	1,696,598	1,439,917	4,469,655	3,541,250

Operating expenses
Selling and marketing	137,024	-	401,487	-
General and administration	1,326,327	1,497,396	4,924,644	2,020,835
Nonrecurring expenditures	1,015,558	248,911	1,630,778	553,835
Depreciation and amortization	509,376	9,375	722,390	25,690
Operating expenses	2,988,285	1,755,682	7,679,299	2,600,360
Operating income (loss)	(1,291,687)	(315,765)	(3,209,644)	940,890
Interest expense	(290,423)	(62,113)	(674,683)	(87,655)
Interest income/other income	2,205	54	44	82
Other expense/loss	(197,723)	-	(197,723)	-
Income before income taxes	(1,777,628)	(377,824)	(4,082,006)	853,317
Tax benefit / (provision)	-	128,460	-	84,971
Foreign exchange translation	59,079	89,818	(6,619)	89,818

Net income (loss)	$(1,718,549)	$(159,546)	$(4,088,625)	$1,028,106

Net and comprehensive income (loss) for the period	$(1,718,549)	$(159,546)	$(4,088,625)	$1,028,106

Basic income (loss) per share	$(0.13)	$(0.02)	$(0.32)	$0.10
Diluted income (loss) per share	$(0.13)	$(0.02)	$(0.32)	$0.10

Basic weighted average number of shares	13,653,586	9,992,828	12,794,149	9,992,828
Diluted weighted average number of shares	13,653,586	9,992,828	12,794,149	9,992,828

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash flow from operating activities

Net income/(loss)	$(4,088,625)	$1,028,106
Adjustment to reconcile net income/(loss) to net cash used in operating activities
Depreciation	722,390	25,690
Stock, option, restricted stock unit and warrant expense	945,959	-
Changes in assets and liabilities
Increase (decrease) in:
Accounts receivable	(2,852,778)	(7,221,074)
Security deposits		(16,837)
Other current assets	(285,831)	(278,512)
Increase (decrease) in:
Accounts payable and accrued expenses	2,561,321	555,782
Other current liabilities	-	1,670,333
Taxes payable	-	(84,971)
Net cash used in operating activities	(2,997,564)	(4,321,483)
Cash flow from investing activities
Purchase of intangible and fixed assets	3,261,617	(3,131,972)
Goodwill	-	(3,470,522)
Acquisition consideration payable	(8,779,040)	9,200,000
Investments	82,908	-
Net cash provided by (used in) investing activities	(5,434,515)	2,597,506
Cash flow from financing activities
Net proceeds from debt issuance	2,501,212	5,000,000
Net proceeds from term loan	1,966,667	-
Increase in line of credit	-	250,000
Additional stock issued	5,000,000	159,521
Net cash provided by financing activities	9,467,879	5,409,521
Net change in cash and cash equivalents	1,035,800	3,685,544
Cash and cash equivalents as at beginning of the period	1,878,034	1,381,058
Cash at the end of the period	$2,913,834	$5,066,602

See notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION:

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

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Our revenue and earnings may fluctuate from quarter-to-quarter based on factors within and outside our control, including variability in demand for information technology professional services, the length of the sales cycle associated with our service offerings, the number, size, and scope of our projects and the efficiency with which we utilize our employees.  Substantially all of our revenue is generated within North America.

Our comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2016, cash earn-out payments of $500,000 for each of 2016 and 2017 and an aggregate of $306,609 in respect of the 2016 quarterly cash payments remain due to Bellsoft's former shareholders.

Entry into Agreement to Acquire Bigtech Software Private Limited.

On June 23, 2016, the Company entered into a definitive agreement to purchase Bigtech Software Private Limited ("Bigtech"), a pure-play SAP services company providing a complete range of SAP services including turnkey implementations, application management, training and basis ABAP support. Bigtech has been in operation since 2000. Based in Bangalore, India, Bigtech offers SAP services to bring effectiveness in business operations to companies of all sizes and verticals. At the end of June 2016, the Ministry of External Affairs (India) completed the initial validation process for the Bigtech. As of September 30, 2016, the transaction is pending final approval from the Ministry of External Affairs (India). The consideration to be paid for the acquisition of Bigtech is:

1.	$340,000, to be paid on September 22, 2016, which was within 90 days of closing;
2.	Warrants for the purchase of 51,000 shares of the Company's common stock, with such warrants exercisable for two years from the date of closing; and
3.	$255,000, which may become payable in cash as a commission to the sellers of Bigtech if Bigtech achieves certain revenue targets within the two years following closing.

The initial acquisition consideration of $340,000 was paid to the former owners of Bigtech on September 22, 2016 and Bigtech's financial results are included in our unaudited condensed consolidated financial results starting July 1, 2016.

Acquisition of Virtuoso

On July 22, 2015, the Company, through its wholly-owned subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C. ("Virtuoso"), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among the Company, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the "Sole Member").  Virtuoso is an SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso's name was changed to Ameri100 Virtuoso Inc.

The purchase price paid to the Sole Member for the acquisition of Virtuoso consisted of: (a) a cash payment in the amount of $675,000 which was due within 90 days of closing and was paid on October 21, 2016, (b) $659,138 or 101,250 shares of the Company's common stock at closing at a market price of $6.51 on July 22, 2016 , and (c) earn-out payments in cash and stock of $225,000 and approximately $280,744, respectively, to be paid, if earned, in 2016, 2017 and 2018.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of DC&M

On July 29, 2016, the Company acquired 100% of the membership interests of DC&M Partners, L.L.C. ("DCM"), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement among the Company, DCM, all of the members of DCM, Giri Devanur and Srinidhi "Dev" Devanur. DCM is a provider of information technology development, consulting and management services and is located in Chandler, Arizona.

The purchase price for the acquisition of DCM consisted of: (a) a cash payment in the amount of $3,000,000 at closing, (b) 1,600,000 shares of the Company's common stock, which are to be issued on July 29, 2018 or upon a change of control of the Company (whichever occurs earlier), and (c) earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, in 2017 and 2018. Consideration payable for DC&M for the earn out to be paid is $3 million in cash and amounts to be paid in stock for DC&M is $10.416 million as of September 30, 2016.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended September 30, 2016.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. During the nine months ended September 30, 2016, we granted our directors and employees options to purchase 970,700 shares of our common stock and restricted stock units for 590,869 shares of our common stock.  As of September 30, 2016, aggregate grants under the Plan total 1,661,569 shares of our common stock.

NOTE 6.	INCOME TAXES:

The Company recorded a tax benefit (provision) of $0 and $84,971 for the nine months ended September 30, 2016 and 2015, respectively. The effective tax reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2016, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2016. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction

NOTE 7.           INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $705,046 and $18,750 during the nine months ended September 30, 2016 and 2015, respectively. This amortization expense relates to customer lists, which expire through 2020.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has its own software products, namely Simple APO, Langer Index, and IBP.  Total costs incurred for developing these products during the nine months ended September 30, 2016 was $55,104 and have an expected useful life of two years.

Of the acquisition consideration paid for Bellsoft, $1.81 million was for its customer list, which is considered an intangible asset that was acquired by the Company.

As of September 30, 2016, and December 31, 2015, capitalized intangible assets were as follows:

	September 30, 2016	December 31, 2015

Capitalized intangible assets	$9,533,867	$3,279,263
Accumulated amortization	174,296	164,750
Total intangible assets	$9,359,571	$3,114,513

NOTE 8.          NET INCOME (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands, except per share data)
Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(0.32)	$0.10
Weighted average and common shares outstanding	12,794,149	9,992,828
Basic net income (loss) per share of common stock	$(0.32)	$0.10
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(0.32)	$0.10
Weighted average and common shares outstanding	12,794,149	9,992,828
Dilutive effects of convertible debt, stock options and warrants	-	-
Weighted average common shares, assuming dilutive effect of stock options	12,794,149	9,992,828
Diluted net income (loss) per share of common stock	$(0.32)	$0.10

Share-based awards, inclusive of all grants made under the Company's equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

As of September 30, 2016, there were approximately options to purchase 1,070,700 shares of the Company's common stock and restricted stock units for 590,869 shares of the Company's common stock, resulting in share-based awards for a total of 1,661,569 shares of our common stock, outstanding under the Plan leaving 338,431share-based units available under the Plan. During the nine months ended September 30, 2016, we granted our directors and employees options to purchase 970,700 shares of our common stock and restricted stock units for 590,869 shares of our common stock.  As of September 30, 2016, aggregate grants under the Plan total 1,661,569 shares of our common stock.

Due to the Company's net loss, potential dilutive shares were not included in the calculation of diluted EPS on September 30, 2016, as it will have an antidilutive effect.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	OPTIONS:

As of September 30, 2016, and September 30, 2015, the Company had issued and outstanding options to purchase 1,070,700 and 0 shares of our common stock, respectively.

On September 8, 2016, the Company issued options to employees related to acquisitions to purchase 215,200 shares of our common stock. These option grants vest over 3 years at an exercise price of $6.51 and expires on September 8, 2021. The options are valued using the Black-Scholes pricing model. Significant assumptions used in the valuation include expected term of 4 years, expected volatility of 50%, date of issue risk free interest rate of 0.57%, and expected dividend yield of 0%. The value on the grant date of the options was $546,318 and the option expense for September 30, 2016 and 2015 was determined to be $3,704 and $0, respectively. As of September 30, 2016, no options have been exercised.

	Number of Shares	Weighted Avg. Exercise Price
Options outstanding at December 31, 2015	150,000	2.67
Granted	975,700	$6.79
Exercised	-	-
Cancelled / Expired	(55,000)	4.19
Outstanding at September 30, 2016	1,070,700	$6.34

As of September 30, 2016, and September 30, 2015 the outstanding options had a weighted average remaining term and intrinsic value of 4.56 and 0 years and $500,000 and $0, respectively.
Outstanding and Exercisable Options
Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$2.00	100,000	3.65	$200,000	$2.00	$500,000

NOTE 10.	WARRANTS:

There was no warrant activity prior to May 26, 2015. Below is a table summarizing the Company's outstanding warrants for the quarter ended September 30, 2016:

			Weighted Avg.
	Number of	Weighted Avg.	Remaining	Intrinsic
	Shares	Exercise Price	Term	Value
Outstanding at December 31, 2015	2,777,777	1.80	4.41	$13,333,330

Granted	1,007,000	6.00	—	—

Exercised	1,111,111	1.80	—	—

Outstanding at September 30, 2016	2,673,666	1.8	3.66	$15,444,440

For the nine months ended September 30, 2016 and September 30, 2015, the Company incurred $1,590 and $0 warrants based expense.

NOTE 11.	RESTRICTED STOCK UNITS:

As of September 30, 2016 and 2015, there were restricted stock units outstanding of 590,869 and 83,189, respectively. As of September 30, 2016 and 2015 there were restricted stock units vested of 83,189 and 0, respectively.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2018.  The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions, and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases.  Rent expense is recorded over the lease terms on a straight-line basis.  Rent expense was $125,883 and $10,812 for the nine months ended September 30, 2016 and September 30, 2015, respectively.  The increase during these periods is due to new office space that was leased by the Company in Princeton, New Jersey on July 1, 2015 and the addition of office space through the acquisition of DCM, Virtuoso and Bigtech.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2017. The future minimum rental payments under these lease agreements are as follows:

Years ending December 31,	(in thousands)
2016	$26
2017	60
2018	20
Total	$106

NOTE 13.	LOAN AGREEMENT WITH STERLING NATIONAL BANK:

On July 1, 2016, the Company entered into that certain Loan and Security Agreement (the "Loan Agreement"), with its wholly-owned subsidiaries Ameri and Partners Inc and Bellsoft, as borrowers (the "Borrowers"), the Company and its wholly-owned subsidiaries Linear Logics Corp. and Winhire Inc serving as guarantors, the Company's Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, "Sterling"). The Company joined DC&M and Virtuoso as borrowers under the Loan Agreement following their respective acquisition.

Under the Loan Agreement, the Borrowers are able to borrow up to an aggregate of $10 million, which includes up to $8 million in principal for revolving loans (the "Revolving Loans") for general working capital purposes, up to $2 million in principal pursuant to a term loan (the "Term Loan") for the purpose of a permitted business acquisition and up to $200,000 for letters of credit.  A portion of the proceeds of the Loan Agreement were also used to repay the November 20, 2015 credit facility that was entered into among the Company, its wholly-owned subsidiary Bellsoft and Federal National Payables, Inc.

The Loan Agreement has a term of three years, which will automatically renew unless a written notice of termination is given by the Borrowers or Sterling to the other at least 60 days prior to the end of the original or any renewed term.

Our outstanding balance with Sterling National Bank for the Term Loan and Revolving Loans was $1,966,667 and $3,338,106, respectively, as of September 30, 2016.

NOTE 14.	SUBSEQUENT EVENTS:

There were no material subsequent events after September 30, 2016 through the date of this periodic report on Form 10-Q.

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

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which had been a shell company until May of 2015.  On May 26, 2015, we completed a "reverse merger" transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (doing business as Ameri100), a Delaware corporation (the "Merger"). As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners' former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015.  Since the Merger, we have been an active holding company headquartered in Princeton, New Jersey.

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

We continue to explore strategic alternatives to improve the market position and profitability of our product and service offerings in the marketplace, generate additional liquidity for the Company, and enhance our valuation. We expect to pursue our goals during the next twelve months principally through organic growth and through other strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions.  The Company has obtained financing and additional capital from the sale of equity and incurrence of indebtedness in the past, and continues to consider capital raising and financing from the sale of various types of equity and incurrence of indebtedness to provide capital for our business plans and operations in the future.  The Company has also provided, and may from time to time in the future provide, information to interested parties.

Result of Operations

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30,	Three Months Ended September 30,
	2016	2015
Net Revenue	$10,058,558	$4,463,125
Cost of revenue	8,361,960	3,023,208
Gross profit	$1,696,598	$1,439,917

Operating expenses
Selling and Marketing	$137,024	$-
General and administrative	1,326,327	1,497,396
Nonrecurring expenditures	1,015,558	248,911
Depreciation and amortization	509,376	9,375
Operating expenses	$2,988,285	$1,755,682

Income from operations	(1,291,687)	(315,765)

Interest expense	$(290,423)	$(62,113)
Interest income	2,205	54
Other income/(expense)	-	-
Loss on the sale of fixed asset	(197,723)	-
Tax benefit/(provision)	-	128,460
Foreign exchange translation	59,079	89,818
Net income	$(1,718,549)	$(159,546)

Revenues

Revenues for the three months ended September 30, 2016 increased $5,595 million or 125.4% from the three months ended September 30, 2015.  The increase in revenue is directly attributable to our acquisition of DCM, Virtuoso and Bigtech.

Gross margin

Our gross margin percentage (gross margin as percentage of revenues) was 16.9% for the three months ended September 30, 2016 as compared to 32.3% for the three months ended September 30, 2015 as a result of lower margins for professional services in 2016 than the project revenues for 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses ("SG&A") include all costs, including rent costs, which are not directly associated with revenue-generating activities.  These include employee costs, corporate costs and facilities costs.  Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs.  Corporate costs include costs such as reorganization costs, legal, accounting and outside consulting fees.  Facilities costs primarily include rent and communications costs.  Also included is the non-cash expense for stock based compensation.

SG&A for the three months ended September 30, 2016 decreased to $1,463,352 from $1,497,396 and for the three months ended September 30, 2015. The decrease is attributable to optimization of costs across locations.

Nonrecurring expenses

Nonrecurring expenditures of $1,015,558 were incurred during the three months ended September 30, 2016 and were primarily costs and expenses that are unlikely to occur again in the normal course of business. These expenditures included an increase in the previously calculated earn-out estimate, restructuring costs and legal fees.

Depreciation and amortization costs

Depreciation and amortization expense amounted to $509,376 for the three months ended September 30, 2016, as compared to $9,375 for the period ended September 30, 2015.  The increase in depreciation and amortization costs was primarily due to the addition of assets and the acquisition of DCM, Virtuoso and Bigtech customer lists and we began to amortize the product expense capitalized earlier.

Operating income

Our operating income percentage was (12.8)% for the three months ended September 30, 2016, as compared to (7.1)% for the three months ended September 30, 2015. This change was mainly due to an increase in SG&A expenses and nonrecurring expenditures.

Income taxes

Our provision for income taxes for the three months ended September 30, 2016 and the three-month period ended September 30, 2015, amounted to $-0- and $128,460, respectively and declined as a result of our first and second quarter losses.

Result of Operations

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Revenue	$23,758,460	$12,678,813
Cost of revenue	19,288,805	9,137,563
Gross profit	$4,469,655	$3,541,250

Operating expenses
Selling and Marketing	$401,487	$-
General and administrative	4,924,644	2,020,835
Nonrecurring expenditures	1,630,778	553,835
Depreciation and amortization	722,390	25,690
Operating expenses	$7,679,299	$2,600,360

Income from operations	(3,209,644)	940,890

Interest expense	$(674,683)	$(87,655)
Interest income	44	82
Other income/(expense)	-	-
Loss on the sale of fixed asset	(197,723)

Tax benefit/(provision)	-	84,971

Foreign exchange translation	(6,619)	89,818

Net income	$(4,088,625)	$1,028,106

Revenues

Revenues for the nine months ended September 30, 2016 increased from $12,678,813 to $23,758,460, or 87.4%, for the nine months ended September 30, 2015.  The increase in revenue is directly attributable to our acquisitions of Virtuoso, DC&M and Bigtech.
Gross margin

Our gross margin was $4.47 million, or 18.8%, for the nine months ended September 30, 2016 as compared to $3.5 million, or 27.9%, for the nine months ended September 30, 2015 and is a result of increased margins from acquired entities.

Selling, general and administrative expenses

SG&A include all costs, including rent costs, which are not directly associated with revenue-generating activities.  These include employee costs, corporate costs and facilities costs.  Employee costs include selling, marketing and administrative salaries and related employee benefits, travel, recruiting and training costs.  Corporate costs include costs such as reorganization costs, legal, accounting and outside consulting fees.  Facilities costs primarily include rent and communications costs.  Also included is the non-cash expense for stock based compensation.

SG&A for the nine months ended September 30, 2016 increased to $5,326,131 from $2,020,835 and for the nine months ended September 30, 2015. The increase in SG&A is directly attributable to our acquisitions of Virtuoso and DC&M and increased corporate overhead.

Nonrecurring expenses

Nonrecurring expenditures of $1,630,778 and $553,835 occurred during the nine months ended September 30, 2016 and 2015 and were primarily costs and expenses that are unlikely to occur again in the normal course of business. These expenditures included an increase in the debt financing costs, restructuring costs and legal fees.

Depreciation and amortization costs

Depreciation and amortization expense amounted to $722,390 for the nine months ended September 30, 2016, as compared to $25,690 for the nine-month period ended September 30, 2015. The increase in depreciation and amortization costs was primarily due to the addition of assets and the acquisitions of DCM, Virtuoso and Bigtech customer lists.

Operating income

Our operating income percentage was (13.5)% for the nine months ended September 30, 2016, as compared to 7.4% for the nine months ended September 30, 2015. This change was mainly due to an increase in SG&A expenses and nonrecurring expenditures.

Income taxes

Our provision for income taxes for the nine months ended September 30, 2016 and nine months ended September 30, 2015, amounted to approximately 0 and $84,971, respectively.

Liquidity and Capital Resources

Our cash position was $2,913,834 as of September 30, 2016 as compared to $1,878,034 as of December 31, 2015, a change of $1,035,800 primarily as a result of financing activities, including the sale of our common stock of $3 million, the partial exercise of an outstanding warrant of $2 million, net proceeds from a term loan of $1.967 million and net funding from asset based loans of $2.5 million.

On July 1, 2016, the Company entered into the Loan Agreement, with its wholly-owned subsidiaries Ameri and Partners Inc and Bellsoft, as borrowers, the Company and its wholly-owned subsidiaries Linear Logics Corp. and Winhire Inc serving as guarantors, the Company's Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent). The Company joined DC&M and Virtuoso as borrowers under the Loan Agreement following their respective acquisition.

Under the Loan Agreement, the Borrowers are able to borrow up to an aggregate of $10 million, which includes up to $8 million in principal for revolving loans for general working capital purposes, up to $2 million in principal pursuant to a term loan for the purpose of a permitted business acquisition and up to $200,000 for letters of credit.  A portion of the proceeds of the Loan Agreement were also used to repay the November 20, 2015 credit facility that was entered into among the Company, its wholly-owned subsidiary Bellsoft and Federal National Payables, Inc.

The Loan Agreement has a term of three years, which will automatically renew unless a written notice of termination is given by the Borrowers or Sterling to the other at least 60 days prior to the end of the original or any renewed term.  Our outstanding balance with Sterling National Bank for the Term Loan and Revolving Loans was $1,966,667 and $3,338,106, respectively, as of September 30, 2016.

Cash used by operating activities was $(2,997,564) during the nine months ended September 30, 2016 and was primarily a result of remittances towards accounts receivables and increased accounts payables. Cash used in investing activities was $(5,434,515) during the nine months ended September 30, 2016 was primarily due to acquisitions and assets purchased for the purpose of providing future revenues.  Cash provided by financing activities was $9,467,879 during the nine months ended September 30, 2016 and was attributable to additional stock issuancesand proceeds from asset based loans and the Term Loan.

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

Accounts Receivable.   We extend credit to clients based upon management's assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts. The allowances for uncollectible accounts as of September 30, 2016 and September 30, 2015 was $0.  Based on the information available, management believes our accounts receivable, net of allowance for doubtful accounts, are collectible.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being September 30, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are not effective as at the end of the period covered by this report as noted below in management's report on internal control over financial reporting, but have been corrected. There have been changes in our internal controls over financial reporting to resolve certain internal control inadequacies, due to the privately held nature of acquired subsidiaries that were corrected that occurred during the period covered by this report that have not materially affected, or are not reasonably likely to materially affect our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of September 30, 2016, our internal control over financial reporting was not effective in providing reasonable assurance, due to certain internal control inadequacies, due to the privately held nature of acquired subsidiaries that were corrected, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The issuance of shares of common stock to the Sole Member of Virtuoso was previously disclosed on our Current Report on Form 8-K, filed with the SEC on July 27, 2016 and was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) of the Securities Act as a private offering.  Such issuance of the shares to the Sole Member did not involve a public offering, and was made without general solicitation or advertising.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

On November 9, 2016, the Compensation Committee of the Board approved an increase in the base salary of our President and Chief Executive Officer, Giri Devanur, to $220,000 per year, effective as of November 14, 2016.  The Compensation Committee also approved Mr. Devanur's eligibility to earn a bonus of up to 50% of his annual base salary, as determined in the discretion of the Compensation Committee upon Mr. Devanur's satisfaction of criteria to be determined by the Compensation Committee.
..

ITEM 6.                 EXHIBITS

Exhibit Number	Description
2.1
Agreement of Merger and Plan of Reorganization, dated as of July 22, 2016, by and among AMERI Holdings, Inc., Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso, L.L.C. and the sole member of Virtuoso, L.L.C. (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 27, 2016 and incorporated herein by reference).

2.2
Membership Interest Purchase Agreement, dated as of July 29, 2016, by and among AMERI Holdings, Inc., DC&M Partners, L.L.C., all of the members of DCM, Giri Devanur and Srinidhi "Dev" Devanur (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 1, 2016 and incorporated herein by reference).

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

10.1
Loan and Security Agreement, dated as of July 1, 2016, by and among Ameri and Partners Inc, BellSoft, Inc., Ameri Holdings, Inc., Linear Logics, Corp., Winhire Inc, Giri Devanur, the lenders which become a party to the Loan and Security Agreement, and Sterling National Bank, N.A. (a lender and as agent for the lenders) (filed as Exhibit 10.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 7, 2016 and incorporated herein by reference).

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

AMERI HOLDINGS, INC.

Date: November 14, 2016	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	/s/ Edward O'Donnell
Edward O'Donnell
Chief Financial Officer (Principal Financial and Accounting Officer)