Form 10-K
period 2016-12-31
AMERI Holdings, Inc.
filed 2017-03-31
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016	Commission file number 000-26460

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 732-243-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $3,128,756 based on the closing bid price of the registrant's common stock of $6.51 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 20, 2017, 14,579,417 shares of the registrant's common stock were issued and outstanding.

Documents Incorporated by Reference: None

AMERI Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2016

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

Overview of AMERI Holdings, Inc.

AMERI Holdings, Inc. is a fast-growing company that, through the operations of its twelve subsidiaries, provides  SAPTM cloud and digital enterprise services to clients worldwide. We deliver a comprehensive range of SAP solutions and services across multiple domains and industries. Our core services include SAP enterprise services, digital transformation services and cloud services.

Recent Events

Acquisition of ATCG

On March 10, 2017, we acquired 100% of the shares of ATCG Technology Solutions, Inc. ("ATCG"), a Delaware corporation, pursuant to the terms of a Share Purchase Agreement among the Company, ATCG, all of the stockholders of ATCG (the "Stockholders"), and the Stockholders' representative. ATCG provides U.S. domestic, offshore and onsite SAP consulting services and has its main office in Folsom, California. ATCG specializes in providing SAP Hybris, SAP SuccessFactors and business intelligence services.

The aggregate purchase price for the acquisition of ATCG consisted of:

(a)	576,923 shares of our common stock,
(b)
unsecured promissory notes issued to certain of ATCG's selling Stockholders for the aggregate amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018) and,

(c)
Earn-out payments in shares of our common stock (up to an aggregate value of $1,200,000 worth of shares) to be paid, if earned, in each of 2018 and 2019. ATCG's financial statements will be filed by amendment of the Current Report on Form 8-K filed on March 13, 2017 to disclose the closing of the acquisition.

Acquisition of DC&M

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C. ("DCM"), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, DCM, all of the members of DCM, Giri Devanur and Srinidhi "Dev" Devanur, our President and Chief Executive Officer and Executive Vice Chairman, respectively. DCM is a SAP consulting company headquartered in Chandler, Arizona. DCM provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products. DCM is also a SAP-certified software partner, having launched its SAP reporting, extraction and distribution tool called "IRIS". DCM services clients in diverse industries, including retail, apparel/footwear, third-party logistics providers, chemicals, consumer goods, energy, high-tech electronics, media/entertainment and aerospace.

The purchase price for the acquisition of DCM consisted of:

(a)	A cash payment in the amount of $3,000,000 at closing,
(b)	1,600,000 shares of our common stock, which are to be issued on July 29, 2018 or upon a change of control of our company (whichever occurs earlier) and
(c)	Earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, in 2017 and 2018.

Acquisition of Virtuoso

On July 22, 2016, we, through wholly-owned acquisition subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C. ("Virtuoso"), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among us, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the "Sole Member"). Virtuoso is a SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso's name was changed to Ameri100 Virtuoso Inc. The Virtuoso acquisition did not constitute a significant acquisition for the Company.

The purchase price paid to the Sole Member for the acquisition of Virtuoso consisted of:

(a)	A cash payment in the amount of $675,000 which was due within 90 days of closing and was paid on October 21, 2016;
(b)	$659,138, or 101,250 shares of our common stock at closing at a market price of $6.51 per share, on July 22, 2016; and
(c)	Earn-out payments in cash and stock of $450,000 and approximately $560,807, respectively, to be paid, if earned, in 2017, 2018 and 2019.
Acquisition of Bigtech Software Private Limited

On June 23, 2016, we entered into a definitive agreement to purchase Bigtech Software Private Limited ("Bigtech"), a pure-play SAP services company providing a complete range of SAP services including turnkey implementations, application management, training and basis ABAP support. Based in Bangalore, India, Bigtech offers SAP services to improve business operations at companies of all sizes and verticals. The acquisition of Bigtech was effective as of July 1, 2016, and the consideration paid for the acquisition was:

(a)	A cash payment in the amount of $340,000 which was due within 90 days of closing and was paid on September 22,, 2016
(b)	Warrants for the purchase of 51,000 shares of our common stock, with such warrants exercisable for two years; and
(c)	$255,000, which may become payable in cash as a commission to the sellers of Bigtech, if Bigtech achieves certain pre-determined revenue targets.

Bigtech's financial results are included in our condensed consolidated financial results starting July 1, 2016.  The Bigtech acquisition did not constitute a significant acquisition for the Company.

Acquisition of Bellsoft, Inc.

On November 20, 2015, we completed the acquisition of Bellsoft, Inc., a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP software, business intelligence, data warehousing and other enterprise resource planning services. Following the acquisition, the name of Bellsoft, Inc. was changed to Ameri100 Georgia Inc. ("Ameri Georgia"). Ameri Georgia has operations in the United States, Canada and India. For financial accounting purposes, we recognized September 1, 2015 as the effective date of the acquisition. The consideration for the acquisition of Ameri Georgia included:

(a)	A cash payment in the amount of $3,000,000, which was paid at closing;
(b)	235,295 shares of our common stock issued at closing;
(c)	$250,000 quarterly cash payments to be paid on the last day of each calendar quarter of 2016;
(d)	A $1,000,000 cash reimbursement to be paid 5 days following closing to compensate Ameri Georgia for a portion of its approximate cash balance as of September 1, 2015;
(e)	Approximately $2,910,817 paid within 30 days of closing in connection with the excess of Ameri Georgia's accounts receivable over its accounts payable as of September 1, 2015; and
(f)
Earn-out payments of approximately $500,000 a year for 2016 and 2017, if earned through the achievement of annual revenue and EBITDA targets specified in the purchase agreement, subject to downward or upward adjustment depending on actual results.

Our Company

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to our completion of a "reverse merger" transaction on May 26, 2015, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners Inc ("Ameri and Partners"), a Delaware corporation (the "Merger"). As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners' former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the "Merger Agreement"), and in connection with the Merger we changed our name to AMERI Holdings, Inc. and do business under the brand name "Ameri100".  Our principal executive office is located at 100 Canal Pointe Boulevard, Suite 108, Princeton, NJ 08540. As of March 29, 2017, we have twelve subsidiaries: Ameri and Partners, Ameri Consulting Service Private Ltd., Ameri100 Georgia Inc. (formerly Bellsoft, Inc., "Ameri Georgia"), Bellsoft India Solutions Private Ltd., BSI Global IT Solutions Inc., Linear Logics, Corp. WinHire Inc, Ameri100 Virtuoso Inc., DC&M Partners, L.L.C., Bigtech Software Private Limited, ATCG Technology Solutions, Inc. and Ameritas Technologies India Private Limited.

Our Services

We specialize in delivering SAP cloud-based solutions, which enable businesses to transform the way their data is stored, accessed and managed, thereby increasing business mobility. Our SAP focus allows us to provide technological solutions across an enterprise, addressing both strategic and tactical objectives of the organization. We are headquartered in Princeton, NJ, and have offices across the United States, which are supported by offices in India.  Our model inverts the conventional global delivery model wherein offshore information technology ("IT") service providers are based abroad and maintain a minimal presence in the United States. With a strong SAP focus, our client partnerships anchor around SAP cloud services, artificial intelligence, internet of things and robotic process automation. We are pursuing an acquisition strategy that gives us a unique opportunity to disrupt the business model of offshore IT service providers.

Our Industry

Background

We operate in an intensely competitive IT outsourcing services industry, which competes on quality, service and costs.  Though we are able to differentiate our company on all of these axes, our India-based capabilities ensure that labor arbitrage is our fundamental differentiator. Most offshore IT services providers have undertaken a "forward integration" to boost their capabilities and presence in their client geographies (large offshore presence with a small local presence). Large U.S. players on the other hand focus on "backward integration" to scale and boost their offshore narrative (offshore being the "back office" for the local operations).  Today the IT services industry is marked by the following characteristics:

Characteristic		Description
Mature Market	●	Most large global companies have already outsourced what they wanted to outsource.
Commoditized Business Model	●	North America and Europe continue to be the markets with attractive spending potential. However, increased regulations and visa dependencies prove to be a major drawback of the model.
	●	The benefits realized from the business model are largely based on labor arbitrage, productivity benefits and portfolio restructuring. These contours have changed due to commoditization.
Insourcing	●	Extremely rapid changes in technology are forcing IT services–traditionally an outsourcing business—to adopt an insourcing model.
Rapid Technology Shifts	●
Cloud services, robotic process automation, artificial intelligence and internet of things are increasingly in demand as part of outsourcing engagements. Smart robots increasingly operate in the cloud, and a 'labor-as-a-service' approach has emerged, as clients and providers find that intelligent tools and virtual agents can be easily and flexibly hosted on cloud platforms.

	●	Social media, cloud computing, mobility and big data will continue to be mainstays for any IT ecosystem.
●
The convergence of cloud computing, virtualization (applications and infrastructure) and utility computing is around the corner. The ability of a vendor to offer an integrated basket of services on a SaaS model, will be a key differentiator.

●
Enterprises are becoming more digital. There is a strong convergence of human and machine intelligence thanks to drivers like advanced sensors and machine learning. Operations and technology are converging.

Contracts & Decision Making	●	Large multi-year contracts will be renegotiated and broken down into shorter duration contracts and will involve multiple vendors rather than sole sourcing.
●
The ability to demonstrate value through Proof of Concepts (POCs) and willingness to offer outcome based pricing are becoming critical considerations for decision making, Requests for Proposal (RFP)-driven decisions are increasingly rare.

The SAP Industry

SAP as an Enterprise Resource Planning ("ERP") product has become an industry by itself. The core SAP enterprise offering has been reinforced with cloud-based products that make the entire SAP ecosystem extremely attractive from our perspective due to the following attributes:

●	The alignment of SAP to enterprises is extremely strong. Given the reliance of enterprises on applications, clients tend to make long-term bets on SAP as an enterprise solution.
●
According to the September 2014 "HfS Blueprint Report" from by HfS Research Ltd., the SAP market is a multi-billion-dollar market that is very fragmented (there are over 5,000 consulting firms), with the three largest service providers capturing an increasing share of the market.

●	A significant number of SAP customers must move to S/4 HANA by 2025.

Our Approach

Our solutions deliver significant business efficiency outcomes through turnkey projects, consulting and offshore services. We have adopted a "strategic acquisition model", pursuant to which we acquire companies that support our goals. These businesses are realigned as parts of a viable and profitable "operating model". We believe that our strategic service portfolio, deep industry experience and strong global talent pool offer a compelling proposition to clients.  In 2016, we acquired three companies: Virtuoso and DCM in the U.S., and Bigtech Software Pvt. Ltd. in India. These strategic acquisitions have brought offshore delivery, SAP S/4 HANA and high-end SAP consulting capabilities to our service portfolio.  In 2016, we entered into working partnerships with Blue Prism, for robotic process automation services, and SNP, for transformational ERP offerings.  These partnerships will allow us to offer our clients a broader spectrum of services.

Our Portfolio of Service Offerings

Our portfolio of service offerings expanded significantly in 2016 with our acquisitions of Ameri Georgia, DCM, Virtuoso and Bigtech. We expect our future service offerings to evolve as we continue to pursue our acquisitive growth strategy.

Our current portfolio of services is divided into three categories:

Cloud Services

An increasing trend in the IT services market is the adoption of cloud services. Historically clients have resorted to on-premise software solutions, which required capital investments in infrastructure and data centers. Cloud services enable clients to build and host their applications at much lower costs.  Our product offerings leverage the low cost and flexibility of cloud computing

We have expertise in deploying SAP's public, private and hybrid cloud services, as well as SAP HANA cloud migration services. Our teams are experienced in the rapid delivery of cloud services. We perform SAP application and cloud support and SAP cloud development. Additionally, we provide cloud automation solutions that focus on business objectives and organizational growth.

Digital Services

We have developed several cutting-edge mobile solutions, including Simple Advance Planning and Optimization ("APO"), the IBP/S&OP Mobile Analytics App and the Langer Index. The SimpleAPO mobile application (app) provides sales professionals with real-time collaboration capabilities and customer data, on their mobile devices. It increases the efficiency of the sales process and the accuracy of customer needs forecasting. The SAP IBP mobile app enables the real-time management and analysis of Sales and Operations Planning (S&OP) related data from mobile devices. SAP is an implementation partner for this app. SAP has recognized the app's value to the ecosystem (S&OP apps being complex and difficult to design). The Langer Index is a mobile-supported, web-based assessment system for collecting and analyzing IT organizational effectiveness.

We are also active in Robotic Process Automation ("RPA"), which leverages the capability of artificially intelligent software agents for business process automation.  We have expertise in automating disparate and redundant data entry tasks by configuring software robots that seamlessly integrate with existing software systems. We also provide RPA solutions for reporting and analysis and deliver insights into business functions by translating large data into structured reports. Lastly, we have a working partnership with Blue Prism, a leading RPA solutions provider, which makes it possible for us to automate up to one-third of all standard back-office operations.

Enterprise Services

We design, implement and manage Business Intelligence ("BI") and analytics solutions. BI helps our clients navigate the market better by identifying new trends and by targeting top-selling products. We also enable clients to use BI for generating instant financial reports and analytics of customer, product and cost information over time.  In addition, we provide solutions for metadata repository, master data management and data quality. Finally, we determine BI demands across various platforms.

Other key enterprise services that we offer include consulting services for global and regional SAP implementations, SAP/IT solution advisory and architectural services, project management services, IT/ERP strategy and vendor selection services.  Often clients have relied on us to deliver services in non-SAP packages, as well. We bring deep expertise in products by companies such as Oracle, JD Edwards, Peoplesoft, Microstrategy, Hyperion, Siebel and Webmethods.

Our Growth Strategy

Our growth strategy is based on customer-driven business expansion and strategic acquisition of SAP cloud services companies. It is our goal to be a leader in the SAP cloud services market. As part of this strategy, we use strategic acquisitions, alliances and partnerships to achieve this goal.

We have complementary near-and longer-term strategies. In the short-term, we continue to focus on high-end consulting and solutions in the SAP space.  Our medium-term focus will be to make an entry into cloud engagements and HANA. Signing up with NEC as a strategic partner for the SAP HANA migration will be critical to achieving this objective. Additionally, we will gain market share in high-growth areas in the SAP ecosystem such as Hybris, Success Factors and BI/BW/SAP HANA.  In the long-term, we will identify and acquire firms in the areas of Artificial Intelligence (AI) and robotics to bolster our AIR (AI + internet of things + robotics) practice. We believe that during each phase of our growth strategy business and market conditions will require our plans to evolve or change, and we plan to be agile in addressing both opportunities and exigencies.

Most customers do not have measurement metrics to assess if their IT spend is yielding value. A firm's IT organization could be transactional, transitional or transformational depending on its investment in technology, processes and personnel.  The Langer Index gives us a novel tool to measure IT maturity and focus and to help our clients ensure that their IT dollars are creating maximal value.

Sales and Marketing

We combine traditional sales with our strength in industries and technology. Our sales function is composed of direct sales and inside sales professionals. Both work closely with our solutions directors to identify potential opportunities within each account. We currently have 70 active clients and 130 dormant accounts. Using a consultative selling methodology (working with clients to prescribe a solution that suits their need in terms of efficiency, cost and timelines), target prospects are identified and a pursuit plan is developed for each key account. We utilize a blended sales model that combines consultative selling with traditional sales methods. Once the customer has engaged us, the sales, solutions and marketing teams monitor and manage the relationship with the help of customer relationship management software.

The marketing group is tasked with building a strong, sustainable brand image for our company, positioning us in the SAP arena and facilitating business opportunities. Marketing functions include webinars, targeted email campaigns and social media vehicles including blogs, networking efforts and video sharing websites. Data gathered from these activities helps us to measure and track our market position and customer understanding of our offerings.

Revenues and Customers

We generate revenue primarily through consulting services performed in the fulfillment of written service contracts. The service contracts we enter into generally fall into two categories: (1) time-and-materials contracts and (2) fixed-price contracts.

When a customer enters into a time-and-materials or fixed-price, (or a periodic retainer-based) contract, we recognize revenue in accordance with an evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, we then measure and allocate the consideration from the arrangement to the separate units, based on vendor-specific objective evidence of the value for each deliverable.

The revenue under time-and-materials contracts is recognized as services are rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting. We routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on our fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

For the twelve months ended December 31, 2016, sales to five major customers accounted for 52.75% of our total revenue.

Technology Research and Development

We regard our services and solutions and related software products as proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws of general applicability, employee confidentiality and invention assignment agreements, distribution and software protection agreements and other intellectual property protection methods to safeguard our technology and software products.  We have not applied for patents on any of our technology.  We also rely upon our efforts to design and produce new applications and upon improvements to existing software products to maintain a competitive position in the marketplace.

On December 26, 2015, we entered into a license agreement with Dr. Arthur M. Langer, which grants us a license for exclusive, perpetual, irrevocable and worldwide use of the Langer Model to generate the Langer Index.

Research and product development expenditures were approximately $54,945 for the twelve months ended December 31, 2016 and $524,741 for twelve months ended December 31, 2015.

Strategic Alliances

Through our Lean Enterprise Architecture Partnership ("LEAP") methodology, we have strategic alliances with technology specialists who perform services on an as-needed basis for clients. We partner with niche specialty firms globally to obtain specialized resources to meet client needs. Our business partners include executive recruiters, staffing firms and niche technology companies.

Alliances and partnerships broaden our offerings and make us a one-stop solution for clients. Our team is constantly evaluating products and services that complement our portfolio and build strategic partnerships. Our partner companies range from RPA product companies, to digital marketing strategy consulting firms, to large infrastructure players.

Competition

The large number of competitors and the speed of technology change make IT services and outsourcing a challenging business. Competitors in this market include systems integration firms, contract programming companies, application software companies, traditional large consulting firms, professional services groups of computer equipment companies and facilities management and outsourcing companies. Examples of our competitors in the IT services industry include Accenture, Cartesian Inc., Cognizant, Hexaware Technologies Limited, Infosys Technologies Limited, Mindtree Limited, RCM Technologies Inc., Tata Consultancy Services Limited, Virtusa, Inc. and Wipro Limited.

We believe that the principal factors for success in the IT services and outsourcing market include performance and reliability; quality of technical support, training and services; responsiveness to customer needs; reputation and experience; financial stability and strong corporate governance; and competitive pricing.

Some of our competitors have significantly greater financial, technical and marketing resources and/or greater name recognition, but we believe we are well positioned to capitalize on the following competitive strengths to achieve future growth:

•	well-developed recruiting, training and retention model;
•	successful service delivery model;
•	broad referral base;
•	continual investment in process improvement and knowledge capture;
•	investment in research and development;
•	financial stability and strong corporate governance; and
•	custom strategic partnerships to provide breadth and depth of services.

Employees

As of December 31, 2016, we had 237 employees, including billable employees and support staff. We routinely supplement our employee consulting staff with subcontractors, which totaled 175 at December 31, 2016, most of which were from other services firms. Between our employees and subcontractors, we had 313 billable consultants at December 31, 2016. Our employees are not part of a collective bargaining arrangement and we believe our relations with our employees are good. We have employment agreements with our executive officers and certain other employees.

Available Information

Our executive office is located at 100 Canal Pointe Boulevard, Suite 108, Princeton, NJ 08540. Our telephone number is (732) 243-9250, our fax number is (732) 243-9254 and our website is www.ameri100.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our Securities and Exchange Commission ("SEC") reports can be accessed through the investors section of our website (http://ameri100.com/page/investors/), and we intend to disclose any changes to or waivers from our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and our Code of Ethics and Business Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. In addition, the public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic SEC filer. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC's website is http://www.sec.gov. Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

Investors and others should note that we use social media to communicate with our subscribers and the public about our company, our services, new product developments and other matters. Any information that we consider to be material to an evaluation of our company will be included in filings on the SEC EDGAR website and may also be disseminated using our investor relations website (http://ir.ameri100.com/) and press releases.

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

Risks Relating to Our Business and Industry

We recorded a net loss for the twelve months ended December 31, 2016 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2016, we had net revenue of $36,145,589 and a net loss of $2,788,112. At December 31, 2016, we had stockholders' equity of $11,663,703, an increase of $11,405,170 from December 31, 2015. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our solutions and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce new solutions on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the technology consulting markets in which we operate. We must meet many challenges including:

•	establishing and maintaining broad market acceptance of our solutions and services and converting that acceptance into direct and indirect sources of revenue;
•	establishing and maintaining adoption of our technology solutions in a wide variety of industries and on multiple enterprise architectures;
•	timely and successfully developing new solutions and services and increasing the functionality and features of existing solutions and services;
•	developing solutions and services that result in high degree of enterprise client satisfaction and high levels of end-customer usage;
•	successfully responding to competition, including competition from emerging technologies and solutions;
•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our solutions and services; and
•	identifying, attracting and retaining talented personnel at reasonable market compensation rates in the markets in which we employ.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

Uncertain global economic conditions may continue to adversely affect demand for our services.

Our revenue and gross margin depend significantly on general economic conditions and the demand for IT services in the markets in which we operate. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings and growth rates. A material portion of our revenues and profitability is derived from our clients in North America and Canada. Recent or future weakening in these markets may result in high government deficits, credit downgrades or otherwise, could have a material adverse effect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans.  Economic downturns also may lead to restructuring actions and associated expenses.  Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in IT spending could have a material adverse effect on demand for our products and services, and consequently the results of operations, financial condition, cash flows and stock price.

Uncertain global SAP consulting market conditions may continue to adversely affect demand for our services.

We rely heavily on global demand for ERP services, especially SAP consulting by customers. Any weakness for these ERP services by global customers will adversely affect our revenue projections and hence our profits. SAP AG is adapting itself to the changes in the market especially towards cloud offerings. These changes may lead to SAP losing its market share to other competitors like Oracle, Microsoft, Salesforce and WorkDay among many other newer players. With these setbacks to SAP, we may face uncertain future due to dramatic changes in the market place which in turn will affect our revenues and profits.

Our international operations subject us to exposure to foreign currency fluctuations.

We have operations in three countries and as we expand our international operations, more of our customers pay us in foreign currencies. Transactions in currencies other than U.S. dollars subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the U.S. dollar and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows.  The exchange rate between the U.S. dollar and other currencies has changed substantially in recent years and may fluctuate in the future.  We expect that a majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as Indian Rupee.  The hedging strategies that we may implement in the future to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks.  Accordingly, we may incur losses from our use of foreign exchange derivate contracts that could have a material adverse effect on our business, results of operations and financial condition.

Our inability to recruit and retain IT professionals will adversely affect our ability to deliver our services.

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

Our strategy to increase our growth through acquisitions may be unsuccessful and could adversely affect our business and results.

As part of our growth strategy, we intend to further acquire other businesses; however, there is no assurance that we will be able to identify appropriate acquisition targets, successfully acquire identified targets or successfully integrate the business of acquired companies to realize the full benefits of the combined businesses.

While we recently acquired DCM, Virtuoso and Bigtech in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management's attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, non-recurring costs in connection with proposed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

We face intense competition from other service providers.

We are subject to intense competition in the industry in which we operate which may adversely affect our results of operations, financial condition and cash flows. We operate in a highly intensive competitive industry, which is served by numerous global, national, regional and local firms. Our industry has experienced rapid technological developments, changes in industry standards and customer requirements. The principal competitive factors in the IT markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. Many companies also choose to perform some or all of their back-office IT and IT-enabled operations internally. Such competitiveness requires us to keep pace with technological developments and maintains leadership; enhance our service offerings, including the breadth of our services and portfolio, and address increasingly sophisticated customer requirements in a timely and cost-effective manner.

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

In addition, we may face competition from companies that increase in size or scope as the result of strategic alliances such as mergers or acquisitions. These transactions may include consolidation activity among hardware manufacturers, software companies and vendors and service providers. The result of any such vertical integration may be greater integration of products and services that were once offered separately by independent vendors. Our access to such products and services may be reduced as a result of such an industry trend, which could adversely affect our competitive position. These types of events could have a variety of negative effects on our competitive position and our financial results, such as reducing our revenue, increasing our costs, lowering our gross margin percentage and requiring us to recognize impairments on our assets.

Our business could be adversely affected if we do not anticipate and respond to technology advances in our industry and our clients' industries.

The IT and offshore outsourcing and SAP consulting services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT solutions that keep pace with industry developments. We may not be successful in addressing these developments on a timely basis or at all, if these developments are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others may not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We have an offshore presence in India where a number of our technical professionals are located.  In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation and varying gross domestic product growth.  Salaries and other related benefits constitute a major portion of our total operating costs.  Many of our employees based in India where our wage costs have historically been significantly lower than wage costs in the United States and Europe for comparably skilled professionals, and this has been one of our competitive advantages.  However, wage increases in India or other countries where we have our operations may prevent us from sustaining this competitive advantage if wages increase.  We may need to increase the levels of our employee compensation more rapidly than in the past to retain talent. If such events occur, we may be unable to continue to increase the efficiency and productivity of our employees and wage increases in the long term may reduce our profit margins.

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

Security and availability of IT infrastructure is of the utmost concern for our business, and the security of critical information and infrastructure necessary for rendering services is also one of the top priorities of our customers.

System security risks and cyber-attacks could breach the security and disrupt the availability of our IT services provided to customers. Any such breach or disruption could allow the misuse of our information systems, resulting in litigation and potential liability for us, the loss of existing or potential clients, damage to our reputation and diminished brand value and could have a material adverse effect on our financial condition.

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

For the twelve-month period ended December 31, 2016, sales to five major customers accounted for 52.75% of our total revenue. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

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

Certain key employees of our recently acquired subsidiaries may terminate their employment with us after their applicable "earn-out" periods end, which could negatively impact our business.

Certain key employees of our recently acquired subsidiaries are entitled to earn-out compensation upon the achievement of certain financial targets by the acquired subsidiary following the closing of the acquisition.  Upon the completion of the applicable earn-out period, these key employees may terminate their employment with us.  The loss of these key employees could negatively impact our business due to the related loss of the historical associations of those key employees with markets and customers of our subsidiaries.

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

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect its operations.

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or unreasonable gifts to foreign governments or officials. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations and cash flows.

Our income tax returns are subject to review by taxing authorities, and the final determination of our tax liability with respect to tax audits and any related litigation could adversely affect our financial results.

Although we believe that our tax estimates are reasonable and that we prepare and submit our tax filings on a timely basis and in accordance with all applicable tax laws, the final determination with respect to any tax audits, and any related litigation, could be materially different from our estimates or from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

Failure of our customers to pay the amounts owed to us in a timely manner may adversely affect our financial condition and operating results.

We generally provide payment terms ranging from 30 to 75 days. As a result, we generate significant accounts receivable from sales to our customers, representing approximately 80% of current assets as of December 31, 2016. Accounts receivable from sales to customers were $8,059,910 as of December 31, 2016. As of December 31, 2016, the largest amount owed by a single customer was approximately 10.53% of total accounts receivable. As of December 31, 2016, we had no allowance for doubtful accounts. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers' ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain Securities and Exchange Commission (the "SEC") and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Acquisitions, expansions or infrastructure investments may require us to increase our level of indebtedness or issue additional equity.

As we continue to consummate additional acquisition opportunities, undertake additional expansion activities or make substantial investments in our infrastructure, our capital needs continue to expand.  Accordingly, we may need to draw down additional borrowings under our credit facility or access public or private debt or equity markets. There can be no assurance, however, that we will be successful in raising additional debt or equity, or that we will be able to raise such funds on terms that we would consider acceptable.

An increase in the level of indebtedness, if any, could, among other things:

•	make it difficult for us to obtain financing in the future for acquisitions, working capital, capital expenditures, debt service requirements or other purposes;
•	limit our flexibility in planning for or reacting to changes in our business;
•	limit our ability to pay dividends;
•	make us more vulnerable in the event of a downturn in our business; and
•	affect certain financial covenants with which we must comply in connection with our credit facilities.

Additionally, any further equity offering would dilute your ownership interest in our company.

Risk Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations and financial condition.

As of March 29, 2017, we had approximately $5 million in borrowings outstanding under our $10 million credit facility (the "Credit Facility"), which provides for up to $8 million in principal for revolving loans (the "Revolving Loans") for general working capital purposes, up to $2 million in principal pursuant to a term loan (the "Term Loan") for the purpose of a permitted business acquisition and up to $200,000 for letters of credit.

Our indebtedness could have important consequences to our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•
requiring the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, joint ventures or other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business, the competitive environment and the industry in which we operate;
•	placing us at a competitive disadvantage as compared to our competitors that are not as highly leveraged; and
•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

A breach of a covenant or restriction contained in our senior secured credit facility could result in a default that could in turn permit the affected lender to accelerate the repayment of principal and accrued interest on our outstanding loans and terminate its commitments to lend additional funds. If the lender under such indebtedness accelerates the repayment of our borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings as well as any other indebtedness.

Interest under the Credit Facility is payable monthly in arrears and accrues as follows:

(a)	in the case of Revolving Loans, a rate per annum equal to the sum of (i) the Wall Street Journal Prime Rate plus (ii) 2.00%;
(b)	in the case of the Term Loan, a rate per annum equal to the sum of (i) the Wall Street Journal Prime Rate plus (ii) 3.75%; and
(c)	in the case of other obligations under the Credit Facility, a rate per annum equal to the sum of (i) the greater of (A) 3.25% or (B) Wall Street Journal Prime Rate plus (ii) 3.75%.

The Credit Facility also requires the payment of certain fees, including, but not limited to letter of credit fees and an unused Revolving Loans fee.  An increase in interest rates would adversely affect our profitability. To the extent that our access to credit is restricted because of our own performance or conditions in the capital markets generally, our financial condition would be materially adversely affected.

Due to our 2016 acquisitions, we did not fulfill certain of the financial covenants contained in our Credit Facility loan agreement with Sterling National Bank as of December 31, 2016; however, Sterling National Bank has agreed to waive our compliance with such covenants in exchange for the payment of a fee.

In addition, we have an outstanding aggregate of $1,250,000 in 8% Convertible Unsecured Promissory Notes (the "2017 Notes"), which were issued to four accredited investors, including one of the Company's directors, Dhruwa N. Rai. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

The 2017 Notes are convertible into shares of our common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by the Company with the SEC in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of the Company's common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors' approval, restrictions on dividends and other restricted payments and reclassification of its stock.

Our level of indebtedness may make it difficult to service our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations.

Our Credit Facility contains restrictive covenants that may impair our ability to conduct business.

The Credit Facility contains a number of customary affirmative and negative covenants that, among other things, will limit or restrict our ability to: incur additional indebtedness (including guaranty obligations); incur liens; engage in mergers, consolidations, liquidations and dissolutions (other than pursuant to transactions approved by the lender); sell assets; pay dividends and make other payments in respect of capital stock; make acquisitions, investments, loans and advances; pay and modify the terms of certain indebtedness; engage in certain transactions with affiliates; enter into negative pledge clauses and clauses restricting subsidiary distributions; and change its line of business, in each case, subject to certain limited exceptions.  As a result of these covenants and restrictions, we are limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Credit Facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, we may not be able to obtain waivers from the lenders and/or amend the covenants, which may adversely affect our financial condition.

Upon the occurrence of an event of default under our Credit Facility, our lender could elect to accelerate payments due and terminate all commitments to extend further credit. Consequently, we may not have sufficient assets to repay the Credit Facility.

Upon the occurrence of an event of default under our Credit Facility, the lender thereunder could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lender under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the Credit Facility. If the lender accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the Credit Facility.

Risk Factors Relating to Our Securities and Capital Structure

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock in the future.  Any return on investment in our common stock may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock would depend on earnings, financial condition, payment of dividends on our 9.0% Series A Cumulative Preferred Stock, par value $0.01 per share (the "Series A Preferred Stock") and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends on our common stock, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our securities, which may make it more difficult to dispose of our securities.

Our common stock is currently quoted on the OTCQB Marketplace. There is a limited trading market for our common stock and as of March 28, 2017 our average daily trading volume was only 262 shares traded per trading day. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell shares of our common stock, or the prices at which holders may be able to sell their common stock.

There has been no market for our Warrants and Series A Preferred Stock and we do not expect a public market to develop for them, or, if any market does develop for either security, it may not be sustained. Our Warrants and Series A Preferred Stock are not listed on any exchange or quoted on the OTC Bulletin Board.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell our equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  This risk is significant because of concentrated positions of our common stock held by a small group of investors.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 81.75% of our outstanding shares of common stock. Accordingly, our executive officers, directors and principal stockholders, and their respective affiliates, will have significant influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

If the benefits of any proposed acquisition of do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

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

We prepare our consolidated financial statements in accordance with GAAP.  These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Being a public company results in additional expenses, diverts management's attention and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time consuming or costly and may place significant strain on our personnel and resources.  The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

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

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an "emerging growth company" under the Jumpstart our Business Startups Act of 2012 (the "JOBS Act"). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.  In particular, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management's assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;
•
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as "compensation discussion and analysis");

•
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the "say-on-pay," "say-on-frequency" and "say-on-golden-parachute" votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;
•	may present only two years of audited financial statements and only two years of related Management's Discussion & Analysis of Financial Condition and Results of Operations ("MD&A"); and
•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a "smaller reporting company" under SEC rules.  For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management's assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the "Securities Act"), or such earlier time that we no longer meet the definition of an emerging growth company.  In this regard, the JOBS Act provides that we would cease to be an "emerging growth company" if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period.  Further, under current SEC rules we will continue to qualify as a "smaller reporting company" for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until year-end 2017. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year for which our second annual report is due or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management's attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Agency, the SEC or other regulatory authorities, which could require additional financial and management resources.

The market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to this offering, trading in our common stock has been limited.  There is also currently no market for our warrants or the Series A Preferred Stock and it is unclear whether one will develop.  If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market's expectations about our operating results;
•	success of competitors;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning the Company or its markets in general;
•	operating and stock price performance of other companies that investors deem comparable to the Company;
•	our ability to market new and enhanced products on a timely basis;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in the Company's capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of securities available for public sale;
•	any major change in our board of directors or management;
•	sales of substantial amounts of our securities by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recession; interest rate and international currency fluctuations; and acts of war or terrorism.

In addition, the market price of our common stock could also be affected by possible sales of our common stock by investors who view the Series A Preferred Stock as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading price of the Series A Preferred Stock.

Many of the factors listed above are beyond our control. In addition, broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the price of our securities regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company's certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	limiting the liability of, and providing indemnification to, our directors and officers;
•	controlling the procedures for the conduct and scheduling of stockholder meetings;
•	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

The Series A Preferred Stock ranks junior to all of our indebtedness.

In the event of our bankruptcy, liquidation, reorganization or other winding-up, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness has been paid.  In addition, we are a holding company and the Series A Preferred Stock will effectively rank junior to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries and any capital stock of our subsidiaries not held by us. The rights of holders of the Series A Preferred Stock to participate in the distribution of assets of our subsidiaries will rank junior to the prior claims of that subsidiary's creditors and any other equity holders. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock.

We currently have no preferred stock outstanding and no other capital stock outstanding that is senior to or on parity with the Series A Preferred Stock. As of March 20, 2017, we had approximately $5 million of total indebtedness for borrowed money.

We are not obligated to pay dividends on the Series A Preferred Stock if prohibited by law and will not be able to pay cash dividends if we have insufficient cash to do so.

Under Delaware law, dividends on capital stock may only be paid from "surplus" or, if there is no "surplus," from the corporation's net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay dividends on the Series A Preferred Stock would require the availability of adequate "surplus," which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital.

Further, even if adequate surplus is available to pay dividends on the Series A Preferred Stock, we may not have sufficient cash to pay cash dividends on the Series A Preferred Stock. We may elect to pay dividends on the Series A Preferred Stock in shares of additional Series A Preferred Stock; however, our ability to pay dividends in shares of our Series A Preferred Stock may be limited by the number of shares of Series A Preferred Stock we are authorized to issue under our amended and restated certificate of incorporation (the "Certificate of Incorporation").  As of March 20, 2017, we had issued 363,611 shares of our Series A Preferred Stock out of 700,000 authorized shares.

The terms of our financing agreements may limit our ability to pay dividends on the Series A Preferred Stock.

Financing agreements, whether ours or those of our subsidiaries and whether in place now or in the future may include restrictions on our ability to pay cash dividends on our capital stock, including the Series A Preferred Stock. These limitations may cause us to be unable to pay dividends on the Series A Preferred Stock unless we can refinance amounts outstanding under those agreements. We do not intend to pay cash dividends to the extent we are restricted by any of our financing arrangements.

The Series A Preferred Stock is a recent issuance that does not have an established trading market, which may negatively affect its market value and the ability to transfer or sell such shares.

The shares of Series A Preferred Stock are a recent issue of securities with no established trading market.  Since the Series A Preferred Stock has no stated maturity date, investors seeking liquidity will be limited to selling their shares in the secondary market or converting their shares and selling in the secondary market.  We do not intend to list the Series A Preferred Stock on any securities exchange.  We cannot assure you that an active trading market in the Series A Preferred Stock will develop or, even if it develops, we cannot assure you that it will last. In either case, the trading price of the Series A Preferred Stock could be adversely affected and your ability to transfer your shares of Series A Preferred Stock will be limited. We are not aware of any entity making a market in the shares of our Series A Preferred Stock which we anticipate may further limit liquidity.

With the consent of holders of our Series A Preferred Stock, we may issue additional series of preferred stock that rank equally or superior to the Series A Preferred Stock as to dividend payments and liquidation preference.

Neither our Certificate of Incorporation nor the Certificate of Designations for the Series A Preferred Stock prohibits us from issuing additional series of preferred stock (with the consent of holders of our Series A Preferred Stock) that would rank equally or superior to the Series A Preferred Stock as to dividend payments and liquidation preference. Our Certificate of Incorporation provides that we have the authority to issue up to 1,000,000 shares of preferred stock, including up to 700,000 shares of Series A Preferred Stock. The issuances of other series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock in the event of our liquidation, winding-up or dissolution. It may also reduce cash dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and outstanding parity preferred stock.

Future issuances of preferred stock may adversely affect the market price for our common stock.

Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.
ITEM 2.  PROPERTIES

Our principal executive office is located in approximately 2,547 square feet of office space in Princeton, New Jersey and is situated within an office that also serves as the principal office of Ameri and Partners. We currently pay rent of $5,400 per month. We also lease administrative, marketing and product development and support facilities totaling approximately 11,000 square feet in Glen Mills, PA, Atlanta, GA and Chandler, AZ in the U.S. and Chennai, Mumbai and Bangalore, India. The rent expenses for our offshore support teams are captured under our India expense category. Total rent expense for our U.S. offices is recorded in general and administrative expense in the accompanying consolidated statements of operations and was approximately $220,280 for the twelve months ended December 31, 2016 and $47,475 for the year ended December 31, 2015.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Effective May 26, 2015, our trading symbol on the OTCQB marketplace was temporarily changed to "SPZRD" from "SPZR" because of the Merger. This temporary trading symbol was then replaced by FINRA (Financial Industry Regulatory Authority) with "AMRH". The following table sets forth, for the calendar periods indicated, the range of the high and low closing prices reported for our common stock. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The quotations may be rounded for presentation.

Twelve months ended December 31, 2016	Low	High

Quarter ended March 31, 2016	$5.00	$7.00
Quarter ended June 30, 2016	$5.50	$7.00
Quarter ended September 30, 2016	$5.00	$7.00
Quarter ended December 31, 2016	$5.00	$7.50

Holders

As of March 20, 2017, we had 245 stockholders of record of our common stock and one holder of record of our Series A Preferred Stock. These numbers do not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Dividend Policy

Holders of our common stock are entitled to receive ratably such dividends, if any, as may be declared by our board of directors out of funds legally available. We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business. The Certificate of Designation for our Series A Preferred Stock prohibits the payment of dividends at any time that we are not current in the payment of dividends with respect to the Series A Preferred Stock.  There are no other restrictions in our certificate of incorporation or by-laws that prevent us from declaring dividends. Any future disposition of dividends will be at the discretion of our board of directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

During the past two years, we sold the following securities without registration under the Securities Act:

Lone Star Value

For the purpose of financing the ongoing business and operations of our company following the Merger, concurrently with the closing of the Merger, we issued a 5% Unsecured Convertible Note due May 26, 2017, in the principal amount of $5,000,000 (the "Convertible Note"), together with a warrant to purchase shares of our common stock (the "Original Warrant"), in a private placement (the "Private Placement") to Lone Star Value Investors, LP ("LSVI"), pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015.  Prior to the Merger, Lone Star Value was our majority shareholder.  The Convertible Note was unsecured and was to become due on May 26, 2017, the second anniversary of the issue date. Prior to maturity, the Convertible Note bore interest at 5% per annum, with interest being paid semiannually on the first day of each of the first and third calendar quarters. From and after an event of default and for so long as the event of default was continuing, the Convertible Note was to bear default interest at the rate of 10% per annum. The Convertible Note could be prepaid by us at any time without penalty.

The Convertible Note was convertible into shares of our common stock at a conversion price of $1.80 per share, or an aggregate of 2,777,778 shares of common stock, subject to adjustment under certain circumstances. The Convertible Note ranked senior to all of our other obligations, except for trade payables in the ordinary course of business, purchase money asset financing and any inventory or receivables-based credit facility that we may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables. The Convertible Note also included certain negative covenants including, without LSVI's approval, restrictions on debt and security interests, mergers and the purchase and sale of assets, dividends and other restricted payments and investments.

The Original Warrant issued in the Private Placement gave LSVI the right to purchase up to 2,777,777 shares of common stock (equivalent to 100% warrant coverage in respect of the shares underlying the Convertible Note) at an exercise price equal to $1.80 per share.  The Original Warrant may be exercised on a cashless-exercise basis, meaning that, upon exercise, the holder would make no cash payment to us and would receive a number of shares of our common stock having an aggregate value equal to the excess of the then-current market price of the shares issuable upon exercise of the Original Warrant over the exercise price of the Warrant. The Original Warrant expires on May 26, 2020.

On May 13, 2016, LSVI completed an early partial exercise of its Original Warrant for 1,111,111 shares of our common stock at a price of $1.80 per share, for total consideration to us of $2,000,000, and LSVI was issued a replacement warrant for the remaining 1,166,666 shares under the Original Warrant on the same terms as the Original Warrant.  LSVI also agreed to an amendment of the Convertible Note to extend the maturity of the Convertible Note for two years in exchange for (i) the right to request that the Board expand the size of the Board to nine directors from the current eight, with LSVI having the right to designate up to four of the nine directors and (ii) the issuance of an additional warrant (the "Additional Warrant") for the purchase of 1,000,000 shares of the Company's common stock at a price of $6.00 per share, on substantively the same terms as the Original Warrant, except the Additional Warrant may only be exercised for cash.  LSVI's Registration Rights Agreement, dated May 26, 2015, with the Company was also amended and restated to include the shares of common stock issuable under the Additional Warrant.

On December 30, 2016, the Company entered into an Exchange Agreement (the "Exchange Agreement") with LSVI, pursuant to which the Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company's Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. As a result of the exchange transaction, no principal or interest remained outstanding or payable under the Convertible Note and the Convertible Note was no longer convertible into shares of common stock of the Company.

2015 and 2016 Issuances

On November 20, 2015, we issued 235,295 shares of our common stock to the former shareholders of Ameri Georgia as part of the total consideration for the acquisition of Ameri Georgia.

On April 20, 2016, we entered into a Stock Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased 500,000 unregistered shares of our common stock from us at a price per share of $6.00 for aggregate consideration to us of $3,000,000.

On July 1, 2016, we issued warrants to purchase 51,000 shares of our common stock to the former members of Bigtech as part of the total consideration for the acquisition of Bigtech. The warrants are exercisable on or after July 1, 2018.

On July 22, 2016, we issued 101,250 shares of our common stock to the former sole member of Virtuoso as part of the total consideration for the acquisition of Virtuoso. The shares were issued with a value of $6.51 per share.

On July 29, 2016, we became obligated to issue 1,600,000 shares of our common stock to the former members of DCM as part of the total consideration for the acquisition of DCM.  The shares are to be issued on July 29, 2018 or upon a change of control of the Company (whichever occurs earlier).

On September 1, 2016, we issued 299,250 shares of common stock to Srinidhi "Dev" Devanur, our Executive Chairman, in connection with the completion of our acquisition of Ameri Consulting Service Private Limited on July 1, 2016, pursuant to the terms of a Stock Purchase Agreement dated May 26, 2015.

2017 Issuances

On March 7, 2017, we completed the sale and issuance of the 2017 Notes, for proceeds to us of an aggregate of $1,250,000 from four accredited investors, including one of the Company's directors, Dhruwa N. Rai. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

The 2017 Notes are convertible into shares of our common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by the Company with the SEC in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of the Company's common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors' approval, restrictions on dividends and other restricted payments and reclassification of its stock.

On March 10, 2017, we issued 576,923 shares of our common stock to the former stockholders of ATCG as part of the total consideration for the acquisition of ATCG. The shares were issued with a value of $6.50 per share.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act as sales by an issuer not involving a public offering.  None of the foregoing issuances were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering.  Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains "forward-looking statements."  The statements, which are not historical facts contained in this report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as "may" "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, the successful integration of acquired companies, technologies and assets into our portfolio of software and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales and other risks described herein and in our other filings with the SEC.

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

Overview

We specialize in delivering SAPTM cloud and digital enterprise services to clients worldwide. Our SAP focus allows us to provide technological solutions to a broad and growing base of clients. We are headquartered in Princeton, NJ, and we have offices across the United States, which are supported by offices in India. Our model inverts the conventional global delivery model wherein offshore information technology ("IT") service providers are based abroad and maintain a minimal presence in the United States. With a strong SAP focus, our client partnerships anchor around SAP cloud services, artificial intelligence, internet of things and robotic process automation. We pursue an acquisition strategy that seeks to disrupt the established business model of offshore IT service providers.

We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter into generally fall into two categories: (1) time-and-materials contracts and (2) fixed-price contracts.

When a customer enters into a time-and-materials or fixed-price (or a periodic retainer-based) contract, the revenue is recognized in accordance with the deliverables of each contract. If the deliverables involve separate units of accounting, the consideration from the arrangement is measured and allocated to the separate units, based on vendor specific objective evidence of the value for each deliverable.

The revenue under time and materials contracts is recognized as services rendered and performed at contractually agreed upon rates. Revenue pursuant to fixed-price contracts is recognized under the proportional performance method of accounting.  We routinely evaluate whether revenue and profitability should be recognized in the current period. We estimate the proportional performance on fixed-price contracts on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

For the twelve months ended December 31, 2016, sales to five major customers, accounted for 52.75% of our total revenue.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;
•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;
•	Our ability to acquire other technology services companies and integrate them with our existing business;
•	Our ability to raise additional equity capital, if and when we needed; and
•	Our ability to control our costs of operation as we expand our organization and capabilities.

Result of Operations

Results of Operations for the Twelve Months Ended December 31, 2016 Compared to the Twelve Months Ended December 31, 2015

	Twelve Months Ended December 31,
	2016	2015

Net revenue	$36,145,589	$20,261,172
Cost of revenue	29,608,932	13,391,504
Gross profit	6,536,657	6,869,668

Operating expenses:
Selling and marketing	417,249	119,847
General and administration	8,552,966	5,721,633
Nonrecurring expenditures	1,585,136	1,655,962
Depreciation and amortization	1,361,169	166,208
Operating expenses	11,916,520	7,663,650

Operating income (loss):	(5,379,863)	(793,982)

Interest expense	(751,074)	(238,471)
Interest income/other income	-	89,918
Other income	16,604	-

Change due to estimate correction	(410,817)	-
Total other income (expenses)	(1,145,287)	(148,553)
Net income (loss) before income taxes	(6,525,150)	(942,535)
Income tax benefit (provision)	3,747,846	128,460
Net income (loss)	(2,777,304)	(814,075)
Non-controlling interest	(3,382)	-
Net income (loss) attributable to the Company	(2,780,686)	(814,075)

Foreign exchange translation adjustment	(7,426)	-
Comprehensive income (loss)	$(2,788,112)	$(814,075)

Revenues
Revenues for the twelve months ended December 31, 2016 increased by 78% from the twelve months ended December 31, 2015 to $36,145,589. Approximately 60% of this increase is directly attributable to the acquisitions that we made in 2016. DCM added approximately $7.65 million to our 2016 revenues. Similarly, Virtuoso and Bigtech added approximately $1.14 million and $520,000, respectively, to revenues. In addition, we acquired Ameri Georgia in late 2015 and only received four months of revenue from Ameri Georgia that year, while in 2016 we received a full year of revenue from Ameri Georgia.

Our top five customers accounted for 52.75 % of our revenues for the twelve months ended December 31, 2016. We derived 98% of our revenues from our customers located in North America for the twelve months ended December 31, 2016.

Gross Margin

Our gross margin was $6,536,657, or 18.1%, for the twelve months ended December 31, 2016, as compared to $6,869,668, or 33.9%, for the twelve months ended December 31, 2015. The change in gross margin for 2016 was a result of lower margins for professional services and a decrease in project revenues in 2016 than in 2015.

Selling and Marketing Expenses

Selling and marketing expenses were $417,249 for the twelve months ended December 31, 2016, compared to $119,847 for the twelve months ended December 31, 2015. The increase in selling and marketing expenses was directly attributable to the addition of Ameri Georgia's selling and marketing expenses in 2016, following its acquisition in late 2015.

General and Administration Expenses

General and Administration ("G&A") expenses include all costs, including rent costs, which are not directly associated with revenue-generating activities, as well as the non-cash expense for stock based compensation. These include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

G&A expenses for the twelve months ended December 31, 2016 was $8,552,966 as compared to $5,721,633 for the year ended December 31, 2015.  Our G&A expense growth was moderated by cost synergies, including consolidating offshore teams for finance, recruitment and human resources.

Nonrecurring Expenses

Nonrecurring expenditures of $1,585,136 occurred during the twelve months ended December 31, 2016 and are primarily costs and expenses that are unlikely to occur again in the normal course of business. These expenditures included legal, banking and subscription fees and other acquisition related costs. Increased legal costs were incurred as a result of various acquisition related activities as well as the additional incremental costs or pursuing additional acquisitions.

Our nonrecurring expenses consisted of the following:

•	$53,288 for an event in connection with integrating all acquired subsidiaries with the Company;
•	$229,440 for fees in connection with terminating our prior credit facility and replacing it with our current credit facility with Sterling National Bank;
•	$312,500 for payments to a financial advisor for its assistance in obtaining our current credit facility with Sterling National Bank;
•	$349,902 for earn-out payments to the former owners of Ameri Georgia; and
•	$640,006 for legal fees in connection with our acquisitions.

All of the foregoing expenses were specific to events of the Company that occurred in 2016 and we do not expect further ongoing expenses with those events.

Depreciation and Amortization

Depreciation and amortization expense amounted to $1,361,169 for the twelve months ended December 31, 2016, as compared to $166,208 for the twelve months ended December 31, 2015.  We capitalized the customer lists received from each of our acquisitions during 2016, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Our amortization schedule is as follows:

Years ending December 31,	Amount

2017	$2,464,184
2018	2,115,592
2019	1,748,250
2020	1,621,000
2021	815,678
Total	$8,764,704

Operating income

Our operating income percentage was (14.9) % for the twelve months ended December 31, 2016, as compared to (3.9) % for the twelve months ended December 31, 2015. This change was mainly due to an increase in selling and marketing, G&A expenses and nonrecurring expenditures.

Income taxes

Our benefit for income taxes for the twelve months ended December 31, 2016 and the twelve months ended December 31, 2015 amounted to approximately $3,747,846 and $128,460, respectively.

Liquidity and Capital Resources

Our cash position was $1,379,887 as of December 31, 2016, as compared to $1,878,034 as of December 31, 2015, a decrease of $498,147 primarily the result of working capital expenditures.

Cash used in operating activities was $(2,703,989) during the twelve months ended December 31, 2016 and was primarily a result of net increases from working capital requirements. Cash used in investing activities was $(6,592,062) during the twelve months ended December 31, 2016 due primarily to acquisitions and assets purchased for the purpose of providing future revenues. Cash provided by financing activities was $8,797,904 during the twelve months ended December 31, 2016 and was attributable to issuance of the convertible note and additional collateralized debt issuances.

On July 1, 2016, the Company entered into that certain Loan and Security Agreement (the "Loan Agreement"), with its wholly-owned subsidiaries Ameri and Partners and Ameri Georgia, as borrowers, the Company and its wholly-owned subsidiaries Linear Logics, Corp. and WinHire Inc serving as guarantors, the Company's Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent). The Company joined DCM, Virtuoso and ATCG as borrowers under the Loan Agreement following their respective acquisition.

Under the Loan Agreement, the borrowers are able to borrow up to an aggregate of $10 million, which includes up to $8 million in principal for revolving loans for general working capital purposes, up to $2 million in principal pursuant to a term loan for the purpose of a permitted business acquisition and up to $200,000 for letters of credit. A portion of the proceeds of the Loan Agreement were also used to repay the November 20, 2015 credit facility that was entered into among the Company, its wholly-owned subsidiary Ameri Georgia and Federal National Payables, Inc.

The Loan Agreement has a term of three years, which will automatically renew unless a written notice of termination is given by the Borrowers or Sterling to the other at least 60 days prior to the end of the original or any renewed term.  Our outstanding balance with Sterling National Bank for the Term Loan and Revolving Loans was $1.9 and $4.85 million, respectively, as of December 31, 2016. Due to our 2016 acquisitions, we did not fulfill certain of the financial covenants contained in our Loan Agreement with Sterling National Bank as of December 31, 2016; however, Sterling National Bank has agreed to waive our compliance with such covenants in exchange for the payment of a fee.

For the purpose of financing the ongoing business and operations of our company, on April 20, 2016, we entered into a Stock Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased 500,000 unregistered shares of our common stock, par value $0.01 per share, from us at a price per share of $6.00 for aggregate consideration to us of $3,000,000.

On May 13, 2016, LSVI completed an early partial exercise of its Original Warrant for 1,111,111 shares of our common stock at a price of $1.80 per share, for total consideration to us of $2,000,000, and LSVI was issued a replacement warrant for the remaining 1,166,666 shares under the Original Warrant on the same terms as the Original Warrant.

On March 7, 2017, we completed the sale and issuance of the 2017 Notes for aggregate proceeds to us of $1,250,000 from four accredited investors, including one of the Company's directors, Dhruwa N. Rai. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

The 2017 Notes are convertible into shares of our common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by the Company with the SEC in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of the Company's common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors' approval, restrictions on dividends and other restricted payments and reclassification of its stock.

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

Accounts Receivable. We extend credit to clients based upon management's assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts. The allowance for uncollectible accounts as of December 31, 2016 was $0 and the allowance as of December 31, 2015 was $409,749. Based on the information available, management believes our accounts receivable, net of allowance for doubtful accounts, are collectible.

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

We account for computer software costs developed for internal use in accordance with accounting principles generally accepted in the Unites States, which require companies to capitalize certain qualifying costs during the application development stage of the related software development project and to exclude the initial planning phase that determines performance requirements, most data conversion, general and administrative costs related to payroll and training costs incurred. Whenever a software program is considered operational, we consider the project to be completed, place it into service and commence amortization of the development cost in the succeeding month.

Recent Accounting Pronouncements

On November 17, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 including interim periods within those fiscal years, but earlier adoption is permitted.  We do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. We do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under this new standard, goodwill impairment would be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. We do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2016, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are not yet effective as of the end of the period covered by this report as noted below in management's report on internal control over financial reporting. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
None.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Jeffrey E. Eberwein	46	Chairman of the Board
Srinidhi "Dev" Devanur	51	Executive Vice Chairman of the Board and Director
Giri Devanur	47	President, Chief Executive Officer and Director
Carlos Fernandez	52	Interim Chief Financial Officer and Executive Vice President - Strategic Initiatives
Dimitrios J. Angelis	47	Director
Dr. Arthur M. Langer	63	Director
Robert G. Pearse	57	Director
Dhruwa N. Rai	47	Director
Venkatraman Balakrishnan	52	Director
Srirangan "Ringo" Rajagopal	48	Executive Vice President - Client Relations

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Jeffrey E. Eberwein became our Chairman of the Board in May 2015.  Mr. Eberwein is a Lone Star Value designee on the Board.  He has 25 years of Wall Street experience and is CEO of Lone Star Value Management, LLC ("LSVM"), a U.S. registered investment company. Prior to founding LSVM in January 2013, Mr. Eberwein was a Portfolio Manager at Soros Fund Management from January 2009 to December 2011 and Viking Global Investors from March 2005 to September 2008. Mr. Eberwein serves as Chairman of the board of three other public companies: Digirad Corporation (NASDAQ: DRAD), a medical imaging Company; ATRM Holdings, Inc. (OTC: ATRM), a modular building company; and Hudson Global Inc. (NASDAQ: HSON), a global recruitment company. In addition, Mr. Eberwein serves as a director of Novation Companies, Inc. (OTC: NOVC), a specialty finance company. Mr. Eberwein served on the boards of: Crossroads Systems, Inc. (NASDAQ: CDRS), a data storage company, from April 2013 to May 2016; The Goldfield Corporation (NYSE:GV), a company in the electrical construction industry, from May 2012 until May 2013; On Track Innovations Ltd. (NASDAQ: OTIV), a smart card company, from December 2012 until December 2014; and NTS, Inc. (previously listed NYSE: NTS), a broadband services and telecommunications company, from December 2012 until its sale to a private equity firm in June 2014.  Previously, Mr. Eberwein also served on the Board of Hope for New York, a charitable organization dedicated to serving the poor in New York City, from 2011 until 2014, where he was the Treasurer and on its Executive Committee.  Mr. Eberwein earned an M.B.A. from The Wharton School, University of Pennsylvania, and a B.B.A. degree with High Honors from The University of Texas at Austin.  The Board believes that Mr. Eberwein's qualifications to serve on the Board include his expertise in finance and experience in the investment community.

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

Giri Devanur became our President, Chief Executive Officer and a member of our Board in May 2015. Giri Devanur is a representative of Ameri and Partners on the Board. He is a seasoned chief executive officer who has raised seed capital, venture capital and private equity from global institutions. He has successfully executed acquisitions, mergers and corporate investments. He has more than 25 years of experience in the information technology industry. Previously, he founded WinHire Inc in 2010, an innovative company building software products through technology and human capital management experts and combining them with professional services. He co-founded Ivega Corporation in 1997, an international niche IT consulting company with special focus on financial services which merged with TCG in 2004, creating a 1,000+ person focused differentiator in the IT consulting space. Giri Devanur has a Master's degree in Technology Management from Columbia University and a bachelor's degree in computer engineering from the University of Mysore, India. He has attended Executive Education programs at the Massachusetts Institute of Technology and Harvard Law School. The Board believes that Mr. Devanur's qualifications to serve on the Board include his substantial experience in the information technology industry and his prior experience as a chief executive officer.
Carlos Fernandez became our Executive Vice President for Strategic Initiatives and Secretary in May 2015 and our interim Chief Financial Officer in December 2016. Previously, Mr. Fernandez served as Executive Vice President for Strategic Initiatives at Ameri and Partners since November 2014, after he joined the Ameri and Partners team as a consultant in December 2013. Mr. Fernandez has more than 25 years of experience in the publishing and financial industry. Prior to joining Ameri and Partners, Mr. Fernandez held multiple positions at Thomson Reuters from 2006 to December 2014, most notably delivering a $100 million SAP consolidation initiative. Mr. Fernandez earned a master's degree in technology management from Columbia University and an engineering degree from The City College of New York.

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

Dr. Arthur M. Langer became a member of our Board in May 2015.   Dr. Langer is the Director of the Center for Technology Management, Vice Chair of Faculty and Academic Director of the Executive Master of Science in Technology Management Program at the School of Professional Studies at Columbia University.  Dr. Langer serves on the faculty of the Department of Organization and Leadership at the Graduate School of Education (Teachers College).  He is also an elected member of the Columbia University Faculty Senate.  Dr. Langer joined the faculty at Columbia University in 1984.  Dr. Langer is the author of Strategic IT: Best Practices for Managers and Executives (2013), with Lyle Yorks), Guide to Software Development: Designing & Managing the Life Cycle (2012), Information Technology and Organizational Learning (2011), Analysis and Design of Information Systems (2007), Applied Ecommerce (2002), and The Art of Analysis (1997), and has numerous published articles and papers relating to service learning for underserved populations, IT organizational integration, mentoring and staff development.  Dr. Langer consults with corporations and universities on information technology, staff development, management transformation and curriculum development around the globe. Dr. Langer is also the Chairman and Founder of Workforce Opportunity Services, a non-profit social venture that provides scholarships and careers to underserved populations around the world.  Prior to joining the faculty at Columbia University, Dr. Langer was Executive Director of Computer Support Services at Coopers & Lybrand, General Manager and Partner of Software Plus, and President of Macco Software more than five years ago. Dr. Langer holds a B.A. in Computer Science, an M.B.A. in Accounting/Finance, and a Doctorate of Education from Columbia University. The Board believes Dr. Langer's qualifications to serve on the Board include his expertise in technology management and his vast experience within the information technology industry.

Robert G. Pearse became a member of our Board in May 2015. Mr. Pearse is a Lone Star Value designee on the Board. Mr. Pearse has served as a Managing Partner at Yucatan Rock Ventures, where he specializes in technology investments and consulting, since August 2012. Mr. Pearse has served as Chairman of the Board of Directors of Crossroads Systems, Inc. (NASDAQ:CRDS) since May 2016, also serving as the Chairman of its Compensation Committee and as a member of its Audit Committee and Nomination and Governance Committee since July 2013. Mr. Pearse serves as a director for Novation Companies, Inc. (OTC:NOVC), also serving as the Chairman of its Compensation Committee and as a member of its Audit Committee since January 2015. Previously, Mr. Pearse served as a director for Aviat Networks, Inc. (NASDAQ:AVNW), including as a member of its Compensation Committee and its Nominating and Governance Committee, from January 2015 to November 2016. From 2005 to 2012, Mr. Pearse served as vice president of Strategy and Market Development at NetApp, Inc. (NASDAQ:NTAP), a computer storage and data management company. From 1987 to 2004, Mr. Pearse held leadership positions at Hewlett-Packard Inc. (NYSE:HPQ), most recently as the vice president of Strategy and Corporate Development from 2001 to 2004. Mr. Pearse's professional experience also includes positions at PricewaterhouseCoopers LLP, Eastman Chemical Company (NYSE:EMN) and General Motors Company (NYSE:GM). Mr. Pearse earned an M.B.A. degree from the Stanford Graduate School of Business and a B.S. degree in Mechanical Engineering from the Georgia Institute of Technology.  The Board believes Mr. Pearse's qualifications to serve on the Board include his extensive business development and financial expertise and his extensive background in the technology sector.

Dhruwa N. Rai became a member of our Board in May 2016. Mr. Rai served as the Global Vice President of Industrial Coatings at Axalta Coatings Systems Ltd. (NASDAQ:AXTA) ("Axalta" and formerly DuPont Performance Coatings), one of the largest coating companies in the world, from December 2014 to August 2015. Mr. Rai joined Axalta in February 2013 as the Vice President of Business Processes and Chief Information Officer, where he led its business process and IT transformation, including its separation from E. I. du Pont de Nemours and Company (d/b/a DuPont (NYSE:DD)). From March 2012 to January 2013, Mr. Rai served as the Chief Information Officer of The Williams Companies, Inc. (NYSE:WMB), an energy infrastructure company.  From June 2009 to December 2011, Mr. Rai served as the Chief Information Officer and Vice President of Momentive Performance Materials Inc. (formerly GE Advanced Materials), a manufacturer of specialty materials for diverse industrial applications, where he led its divestiture from General Electric Co. (NYSE:GE) ("General Electric"). Mr. Rai also served as a director of FCS Software Solutions Ltd., an IT service provider, from April 2008 to September 2010.  Mr. Rai's prior professional experience also includes leadership positions with GE Security, a former division of General Electric that was acquired by United Technologies Corporation (NYSE:UTX); Delphi Automotive PLC (NYSE:DLPH), a leading global supplier of technologies for the automotive and commercial vehicle market; and Ernst & Young LLP. Mr. Rai holds a Bachelor of Engineering degree in Production Engineering from G.B. Pant University (India) and an M.B.A. from the University of Connecticut. The Company believes that Mr. Rai's leadership experience with global public companies and his expertise in the IT and technology sectors qualify his to serve on the Board.

Venkatraman Balakrishnan became a member of our Board in June 2016.  He is the Founder and Chairman of Exfinity Venture Partners, a venture capital fund focused on investing in emerging technologies, which was founded in 2013. Mr. Balakrishnan served on the board of directors of Infosys Limited, an IT services and consulting company, from June 2011 to December 2013. He also served as the head of the BPO, Finacle and India business unit at Infosys Limited, and served as the Chief Financial Officer of Infosys Limited from May 2006 to October 2012.  Mr. Balakrishnan has served as Chairman of the Board of Tejas Networks Limited (formerly Tejas Networks India Limited), an Indian computer networking and telecommunications products company, and as the Chairman of Micrograam, a peer-to-peer lending platform that empowers rural entrepreneurs with access to loans from socially minded investors, Mr. Balakrishnan has served as a trustee of Akshaya Patra Foundation, a non-governmental organization that provides mid-day meals to millions of children across India.  Mr. Balakrishnan received a Bachelor of Science degree from the University of Madras and is an Associate Member of the Institute of Chartered Accountants of India, the Institute of Company Secretaries of India and the Institute of Cost and Works Accountants of India.  The Company believes that Mr. Balakrishnan's significant experience in leadership positions with technology services and consulting companies, as well as his expertise with corporate finance domain, qualifies him to serve on the Board.

Srirangan "Ringo" Rajagopal became our Executive Vice President - Client Relations in May 2015. Previously, Mr. Rajagopal served in a similar position at Ameri and Partners since April 2012. Mr. Rajagopal has more than two decades of experience in managing operations, sales and human capital management in large and entrepreneurial start-ups.  Prior to joining Ameri and Partners, Mr. Rajagopal was Senior Vice President – Business Consulting at Pride Global, a private equity holding company, from February 2008 to April 2012, and was Managing Partner, Co-Founder and Head of Human Capital Management at WinHire Inc, from April 2012 to May 2014, and briefly consulted for other firms from May 2014 to October 2014 before returning to the Ameri and Partners team. Mr. Rajagopal has also held positions at TCGlvega, Accenture (NYSE: ACN), Infosys Technologies (INFY) and ABC Consultants more than five years ago.

All directors hold office until the expiration of their respective term, in 2016, 2017 or 2018, at each year's annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the Board and serve at the discretion of the Board.

Our previous Chief Financial Officer, Edward O'Donnell, departed from our company on December 2, 2016 to pursue new opportunities.  At that time, Carlos Fernandez, our Executive Vice President of Strategic Initiatives, was appointed as our interim Chief Financial Officer while we conduct a search for a permanent Chief Financial Officer.

Codes of Ethics

We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers and a Code of Ethics and Business Conduct that applies to all officers, directors and employees, which are available for free on our website at http://ameri100.com/page/investors. If we make any substantive amendments to these documents or grant any waivers from one of their provisions to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website.

Corporate Governance

We have established an audit committee, compensation committee and nominations and corporate governance committee.

Audit Committee. The audit committee is chaired by Venkatraman Balakrishnan, with Robert G. Pearse and Dimitrios J. Angelis as members. The audit committee's duties are to recommend to the Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting policies and financial statements. The audit committee is responsible to review the scope and fees for the annual audit and the results of audit examinations performed by our independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times to be composed exclusively of directors who are, in the opinion of the Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. The compensation committee is chaired by Robert G. Pearse, with Jeffery E. Eberwein and Dr. Arthur M. Langer as members. The compensation committee is tasked with reviewing and approving our compensation policies, including compensation of executive officers. The compensation committee would also review and administer our equity incentive compensation plans and recommend and approve grants of stock options or other awards under that plan.

Nominations and Corporate Governance Committee. The nomination and corporate governance committee is chaired by Dimitrios J. Angelis, with Jeffery E. Eberwein and Venkatraman Balakrishnan as members. The purpose of the nominating committee is to select, or recommend for our entire Board's selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our Board. The nominating committee's duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons or nominees has been:

●
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading SEC to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the year ended December 31, 2016, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time.

Family Relationships

Giri Devanur, our President, Chief Executive Officer and a member of our Board, and Srinidhi "Dev" Devanur, our Executive Vice Chairman and a member of our Board, are brothers. Ram Ramanan and Saravanan Swaminathan of Ameri Georgia are brothers and Rajesh Sundar and Anand Sundar who hold executive management positions in the Company are brothers. Other than these individuals, there are no family relationships among our directors and executive officers.

Legal Proceedings

As of the date of this current report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is an adverse party to us.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table provides information regarding the compensation earned during the years ended December 31, 2016 and December 31, 2015 by our Chief Executive Officer and our two other most highly compensated executive officers ("Named Executive Officers").
Name & Principal Position	Transition Period or Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Giri Devanur(1) President and Chief Executive Officer	12/31/2016 12/31/2015	175,000 147,500	57,500 45,000	- -	- -	- -	- -	- -	232,500 192,500
Srirangan Rajagopal (2) Executive Vice President – Client Relations	12/31/2016 12/31/2015	147,700 143,000	- 9,000	- -	- -	- -	- -	- -	147,700 152,000
Carlos Fernandez(3) Executive Vice President – Strategic Initiatives	12/31/2016 12/31/2015	141,600 141,600	- -	- -	- -	- -	- -	- -	141,600 141,600

(1)
Giri Devanur was appointed to his position with our company on May 26, 2015 and served as Chief Executive Officer of Ameri and Partners. As of December 31, 2016, a bonus of $57,500 had accrued but not yet been paid to our President and Chief Executive Officer, Giri Devanur.

(2)	Srirangan Rajagopal was appointed to his position with our company on May 26, 2015 and served as Executive Vice President – Client Relations of Ameri and Partners.

(3)
Carlos Fernandez was appointed to as our Executive Vice President – Strategic Initiatives and Secretary on May 26, 2015 and as our interim Chief Financial Officer on December 2, 2016. He also served as Executive Vice President – Strategic Initiatives of Ameri and Partners.

Outstanding Equity Awards at Fiscal Year-End
As of December 31, 2016, we had not granted any equity incentive awards to any of our Named Executive Officers pursuant to our equity incentive plan.
Employment Agreements
We entered into employment agreements with Giri Devanur and Srinidhi "Dev" Devanur effective at the closing of the Merger. The employment agreements appoint Giri Devanur as our President and Chief Executive Officer and Srinidhi "Dev" Devanur as our executive Vice Chairman of the Board for three years following the closing date. The employment agreements provide that each executive will receive an annual salary of $120,000 per year, with a bonus for each of $50,000 per year, at the discretion of the Board. However, on November 9, 2016, the Compensation Committee of the Board approved an increase in the base salary of our President and Chief Executive Officer, Giri Devanur, to $220,000 per year, effective as of November 14, 2016. The Compensation Committee also approved Mr. Devanur's eligibility to earn a bonus of up to 50% of his annual base salary, as determined in the discretion of the Compensation Committee upon Mr. Devanur's satisfaction of criteria to be determined by the Compensation Committee.

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

The employment agreements also incorporate the terms of our confidentiality and non-competition agreement, which contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and for a period of two years thereafter, (b) prohibiting the executive from disclosing confidential information regarding us at any time and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of two years thereafter.

Director Compensation

The following table sets forth the cash compensation, as well as certain other compensation granted to each person who served as a director of our company, during the twelve months ended December 31, 2016:

Name	Fees Earned or Paid in Cash	Stock Awards	RSU & Option Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)
Jeffrey E. Eberwein	-	-	-	-	-
Srinidhi "Dev" Devanur	-	-	-	-	-
Giri Devanur	-	-	-	-	-
Dimitrios J. Angelis	-	-	-	-	-
Dr. Arthur M. Langer	-	-	-	-	-
Robert G. Pearse	-	-	-	-	-
Dhruwa N. Rai(1)	-	-	7,000,000	-	7,000,000
Venkatraman Balakrishnan(2)	-	-	212,747	-	212,747
TOTAL	-	-	7,212,747	-	7,212,747

(1)
Includes an option to purchase 500,000 shares of common stock granted on May 10, 2016, valued at $7.00 per share, and restricted stock units for 500,000 shares of common stock granted on May 10, 2016, valued at $7.00 per share.

(2)
Includes an option to purchase 25,000 shares of common stock granted on June 28, 2016, valued at $6.51 per share, and restricted stock units for 7,680 shares of common stock granted on June 28, 2016, valued at $6.51 per share.

Equity Compensation Plan Information

On April 20, 2015, our Board and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2016, 590,869 shares of restricted stock units and 965,700 options had been granted. The Board of Directors adopted the Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

Under the Plan, our Board determines the exercise price to be paid for the shares, the period within which each option may be exercised and the terms and conditions of each option. The exercise price of the incentive and non-qualified stock options may not be less than 100% of the fair market value per share of our common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share of an incentive stock option must be equal to or exceed 110% of fair market value.

The following table sets forth information regarding our equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,556,569	$2.67	444,131
Warrants issued outside of our equity compensation plan	2,666,666	1.80	-
Total	4,223,235	$1.89	444,131

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 29, 2017 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Executive Officers, Present Directors and Proposed Directors:

Jeffrey E. Eberwein(3)(4)	4,436,443	25.72%
Srinidhi "Dev" Devanur	6,276,375	43.05%
Giri Devanur	2,179,125	14.95%
Dimitrios J. Angelis(5)	42,663	*
Dr. Arthur M. Langer(6)	89,870	*
Robert G. Pearse(7)	41,809	*
Carlos Fernandez	101,250	*
Venkatraman Balakrishnan	-	*
Srirangan Rajagopal	432,000	2.96%
Dhruwa N. Rai(8)	833,334	5.59%
All executive officers and directors as a group (10 persons)(9)	14,432,869	81.75%

5% Stockholders:

Lone Star Value Management, LLC(3)(4)	4,436,443	25.72%

______________

*	Less than one percent of outstanding shares.
(1)	Unless otherwise indicated, the address of each person or entity is c/o AMERI Holdings, Inc., 100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey 08540.
(2)
The calculation in this column is based upon 14,579,417 shares of common stock outstanding as of March 20, 2017. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock that are currently convertible or exercisable within 60 days of March 20, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (A) (i) 1,666,755 shares of common stock and (ii) 2,666,666 shares of common stock reserved for issuance upon the exercise of the Warrants, in each case held of record by LSVI, and (B) 20,227 shares of common stock held of record by Jeffrey E. Eberwein, our Chairman. Lone Star Value Investors GP, LLC ("Lone Star Value GP"), the general partner of LSVI and Lone Star Value Management, the investment manager of LSVI, may be deemed to beneficially own the 4,333,421 shares held by LSVI. Jeffrey E. Eberwein as the managing member of Lone Star Value GP may be deemed to beneficially own the 4,333,421 shares held by LSVI. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Eberwein, LSVI, Lone Star Value GP and Lone Star Value Management is 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870.

(4)
Includes 82,795 shares held in an account separately managed by Lone Star Value Management. Lone Star Value Management, as the investment manager of the separately managed account, may be deemed to beneficially own the 82,795 shares held in the separately managed account; and Jeffrey Eberwein, our Chairman, as the sole member of Lone Star Value Management may be deemed to beneficially own the shares held in the separately managed account. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(5)	Consists of 17,663 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(6)	Consists of 64,870 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(7)	Consists of 16,809 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(8)
Consists of 500,000 shares of common stock, 166,667 shares of common stock issuable upon exercise of options exercisable within 60 days and 166,667 shares of common stock issuable upon the settlement of restricted stock units that vest within 60 days.

(9)
Consists of 11,357,261 shares of common stock, 2,666,666 shares of common stock reserved for issuance upon the exercise of the Warrants held of record by LSVI, 241,667 shares of common stock issuable upon exercise of options exercisable within 60 days and 166,667 shares of common stock issuable upon the settlement of restricted stock units that vest within 60 days.

In addition, LSVI holds 363,611 shares of our Series A Preferred Stock, representing 100% of the issued and outstanding shares of the Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Lone Star Value

Prior to the Merger, LSVI and its affiliates, collectively, was our majority stockholder, and each of our directors and sole officers was an officer of Lone Star Value Management, LLC.  On January 15, 2014, our predecessor entity, Spatializer Audio Laboratories, Inc., issued 3,267,974 shares of common stock  to Lone Star Value, an entity ultimately controlled by Jeffrey E. Eberwein, who was a director at the time of the transaction at $0.0153 per share for total proceeds of $50,000 (and such shares became 185,575 shares of our common stock as a result of the 1-for-17.61 reverse stock split of our outstanding shares of common stock that occurred contemporaneously with the Merger in May 2015).

On April 17, 2015, we issued a promissory note in the principal amount of $50,000 to LSVI.  Under the terms of the promissory note, interest on the outstanding principal amount accrues at a rate of 10% per annum, and all amounts outstanding under this promissory note are due and payable on or before April 30, 2020. We intend to use the proceeds for legal and operating expenses.

On May 26, 2015, we issued the Convertible Note in the principal amount of $5,000,000 bearing interest at 5% per annum, maturing on May 26, 2017 and at a conversion price of $1.80 per share, or an aggregate of 2,777,778 shares of common stock, together with the Original Warrant to purchase up to 2,777,777 shares of our common stock, at an exercise price equal to $1.80 per share, in the Private Placement to LSVI, pursuant to the terms of a Securities Purchase Agreement.  In connection with the Private Placement, LSVI was granted the right to designate three of our eight directors.

On May 13, 2016, LSVI completed an early partial exercise of the Original Warrant for 1,111,111 shares of our common stock for total consideration to us of $2,000,000, and LSVI was issued a replacement warrant for the remaining 1,166,666 shares under the Original Warrant.  LSVI also agreed to amend the Convertible Note to extend its maturity for two years in exchange for (i) the right to request that we expand the size of the Board to nine directors from the current eight, with LSVI having the right to designate up to four of the nine directors and (ii) the issuance of the Additional Warrant for the purchase of 1,000,000 shares of our common stock at a price of $6.00 per share.  LSVI's Registration Rights Agreement, dated May 26, 2015, with us was also amended and restated to include the shares of common stock issuable under the Additional Warrant.

On December 30, 2016, the Company entered into the Exchange Agreement with LSVI, pursuant to which the Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company's Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. As a result of the exchange transaction, no principal or interest remained outstanding or payable under the Convertible Note and the Convertible Note was no longer convertible into shares of common stock of the Company.

Purchase Agreement

On April 20, 2016, the Company entered into a Stock Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased from the Company 500,000 shares of its common stock, par value $0.01 per share, at a price per share of $6.00 for an aggregate purchase price of $3,000,000 and the Company issued 500,000 unregistered shares of common stock to Mr. Rai.

Ameri Consulting Service Private Limited

On September 1, 2016, we issued 299,250 shares of common stock to Srinidhi "Dev" Devanur, our Executive Chairman, in connection with the completion of our acquisition of Ameri Consulting Service Private Limited on July 1, 2016, pursuant to the terms of a Stock Purchase Agreement dated May 26, 2015.

Note Transaction

On March 2, 2017, we entered into a Securities Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased from the Company and the Company issued to Mr. Rai an 8% Convertible Unsecured Promissory Note due March 2, 2020, in the principal amount of $1,000,000 (the "Rai Note").  Prior to maturity, the Rai Note will bear interest at 8% per annum, with interest being paid annually on the first, second and third anniversaries of the issuance of the Rai Note beginning on March 2, 2018.  From and after an event of default and for so long as the event of default is continuing, the Rai Note will bear default interest at the rate of 10% per annum.  The Rai Note can be prepaid by us at any time without penalty.

The Rai Note is convertible into shares of our common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by us with the SEC in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of our common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The Rai Note ranks junior to our secured credit facility with Sterling National Bank.  The Rai Note also includes certain negative covenants including, without the investors' approval, restrictions on dividends and other restricted payments and reclassification of its stock.

Director Independence

The Board of Directors has made a subjective determination that Jeffrey E. Eberwein, Dimitrios J. Angelis, Dr. Arthur M. Langer, Robert G. Pearse, Dhruwa N. Rai and Venkatraman Balakrishnan are "independent" directors and that no relationships exists as to each independent director which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors with regard to the director's business and personal activities as they may relate to our management and us.

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

The aggregate fees billed or to be billed for the years ended December 31, 2016 and December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our financial reports on Form 10-K and Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31,	Year Ended December 31,
	2016	2015
Audit Fees	$59,000	$44,050
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$59,000	$44,050

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by our principal accountants be approved in advance by the Audit Committee of the Board. Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services provided that the pre-approval is detailed as to the particular service or category of services to be rendered and the Chairman reports the details of the services to the full Audit Committee at its next regularly scheduled meeting.

The audit committee has considered the services provided by RAM Associates as disclosed above in the captions "audit fees" and "tax fees" and has concluded that such services are compatible with the independence of RAM Associates as our principal accountant.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description

2.1
Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015, among Spatializer Audio Laboratories, Inc., Ameri100 Acquisition, Inc. and Ameri and Partners Inc. (filed as Exhibit 2.1 to AMERI Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference).

2.2
Stock Purchase Agreement by and between Ameri Holdings, Inc. and the shareholders of Ameri Consulting Service Private Limited. (filed as Exhibit 10.3 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

2.3
Share Purchase Agreement, dated as of November 20, 2015, by and among Ameri Holdings, Inc., Bellsoft, Inc., and all of the shareholders of Bellsoft, Inc. (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

2.4
Agreement of Merger and Plan of Reorganization, dated as of July 22, 2016, by and among Ameri Holdings, Inc., Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso, L.L.C. and the sole member of Virtuoso, L.L.C. (filed as Exhibit 2.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on July 27, 2016 and incorporated herein by reference).

2.5
Membership Interest Purchase Agreement, dated as of July 29, 2016, by and among Ameri Holdings, Inc., DC&M Partners, L.L.C., all of the members of DCM, Giri Devanur and Srinidhi "Dev" Devanur (filed as Exhibit 2.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on August 1, 2016 and incorporated herein by reference).

2.6
Share Purchase Agreement, dated as of March 10, 2017, by and among Ameri Holdings, Inc., ATCG Technology Solutions, Inc., all of the stockholders of ATCG, and the Stockholders' representative (filed as Exhibit 2.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of Ameri Holdings, Inc. (filed as Exhibit 3.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

3.2
Certificate of Designation of Rights and Preferences of 9.00% Series A Cumulative Preferred Stock (filed as Exhibit 3.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on January 4, 2017 and incorporated herein by reference).

3.3
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

4.5
Form of 8% Convertible Unsecured Promissory Note due March 2020 (filed as Exhibit 10.2 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

4.6
Form of Registration Rights Agreement for 2017 Notes Investors (filed as Exhibit 10.3 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

4.7	Form of 6% Unsecured Promissory Note (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).

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

10.4	Form of Indemnification Agreement. (filed as Exhibit 10.6 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.5	Form of Option Grant Letter. (filed as Exhibit 10.7 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.6	2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.7*	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Quarterly Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).
10.8
Securities Purchase Agreement, dated as of April 20, 2016, by and between Ameri Holdings, Inc. and Dhruwa N. Rai (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 21, 2016 and incorporated herein by reference).

10.9
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

10.1
Exchange Agreement, dated as of December 30, 2016, between Ameri Holdings, Inc. and Lone Star Value Investors, LP (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on January 4, 2017 and incorporated herein by reference).

10.11
Form of Securities Purchase Agreement for 2017 Notes Investors (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

21.1*	List of Subsidiaries.
23.1*	Consent of Ram Associates, CPA.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial and Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial and Accounting Officer
101*
The following materials from Ameri Holdings, Inc.'s Annual Report on Form 10-K for the twelve months ended December 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2017.

AMERI Holdings, Inc.

By:	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Carlos Fernandez
Carlos Fernandez
Executive Vice President –Corporate Development and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint jointly and severally, Giri Devanur and Carlos Fernandez, or either of them, with full power of substitution and full power to act without the other, his or her true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any or all amendments thereto (including without limitation any post-effective amendments hereto), and any Registration Statement for the same offering that is to be effective under Rule 462(b) of the Securities Act, and to file each of the same, with all exhibits thereto, and other documents in connection therewith or herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Eberwein	Chairman of the Board and Director	March 31, 2017
Jeffrey E. Eberwein

/s/ Srinidhi Devanur	Executive Vice Chairman of the Board and Director	March 31, 2017
Srinidhi Devanur

/s/ Giri Devanur	President and Chief Executive Officer	March 31, 2017
Giri Devanur

/s/ Carlos Fernandez	Executive Vice President – Corporate Development and	March 31, 2017
Carlos Fernandez	Interim Chief Financial Officer

/s/ Dimitrios J. Angelis	Director	March 31, 2017
Dimitrios J. Angelis

/s/ Dr. Arthur M. Langer	Director	March 31, 2017
Dr. Arthur M. Langer

/s/ Robert G. Pearse	Director	March 31, 2017
Robert G. Pearse

/s/ Venkatraman Balakrishnan	Director	March 31, 2017
Venkatraman Balakrishnan

/s/ Dhruwa N. Rai	Director	March 31, 2017
Dhruwa N. Rai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERI Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AMERI Holdings, Inc. (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016 and 2015. AMERI Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ram Associates
Ram Associates
Hamilton, NJ

March 30, 2017

AMERI HOLDINGS, INC.
AUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,379,887	$1,878,034
Accounts receivable	8,059,910	4,872,082
Investments	82,908	82,908
Other current assets	542,237	343,809
Total current assets	10,064,942	7,176,833

Other assets:
Property and equipment, net	100,241	73,066
Intangible assets, net	8,764,704	3,114,513
Acquired goodwill	17,089,076	3,470,522
Deferred income tax assets, net	3,488,960	-
Total other assets	29,442,981	6,658,101
Total assets	$39,507,923	$13,834,934

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	3,088,890	1,235,935
Accounts payable	5,130,817	2,597,385
Other accrued expenses	2,165,088	1,093,814
Current Portion - Long Term Notes	405,376
Consideration payable - Cash	1,854,397	3,649,267
Consideration payable - Equity	64,384	-
Total current liabilities	12,708,952	8,576,401

Long term liabilities:
Convertible notes	-	5,000,000
Long-term notes – Net of Current Portion	1,536,191	-
Long-term consideration payable - Cash	2,711,717	-
Long-term consideration payable - Equity	10,887,360	-
Total Long-term Liabilities	15,135,268	5,000,000
Total liabilities	27,844,220	13,576,401

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 363,611 issued and outstanding as of December 31, 2016, and none outstanding as of December 31, 2015	3,636	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 13,885,972 and 11,874,361 issued and outstanding as of December 31, 2016, and December 31, 2015, respectively	138,860	118,743
Additional paid-in capital	15,358,839	1,192,692
Accumulated deficit	(3,833,588)	(1,052,902)
Accumulated other comprehensive income (loss)	(7,426)	-
Non-Controlling Interest	3,382	-
Total stockholders' equity	11,663,703	258,533
Total liabilities and stockholders' equity	$39,507,923	$13,834,934

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
AUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2016	2015

Net revenue	$36,145,589	$20,261,172
Cost of revenue	29,608,932	13,391,504
Gross profit	6,536,657	6,869,668

Operating expenses:
Selling and marketing	417,249	119,847
General and administration	8,552,966	5,721,633
Nonrecurring expenditures	1,585,136	1,655,962
Depreciation and amortization	1,361,169	166,208
Operating expenses	11,916,520	7,663,650
Operating income (loss):	(5,379,863)	(793,982)

Interest expense	(751,074)	(238,471)
Interest income/other income	-	89,918
Other income	16,604	-
Change due to estimate correction	(410,817)	-
Total other income (expenses)	(1,145,287)	(148,553)
Net income (loss) before income taxes	(6,525,150)	(942,535)
Income tax benefit (provision)	3,747,846	128,460
Net income (loss)	(2,777,304)	(814,075)
Non-controlling interest	(3,382)	-
Net income (loss) attributable to the Company	(2,780,686)	(814,075)

Foreign exchange translation adjustment	(7,426)	-

Comprehensive income (loss)	$(2,788,112)	(814,075)

Basic income (loss) per share	$(0.21)	$(0.07)
Diluted income (loss) per share	$(0.21)	$(0.07)

Basic weighted average number of shares	13,068,597	11,101,198
Diluted weighted average number of shares	13,068,597	11,101,198

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MARCH 31, 2015 TO DECEMBER 31, 2016

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Other Comprehensive income (loss)	Accumulated deficit	Non-Controlling Interests	Total stockholders' equity
Balance at March 31, 2015	9,992,828	$99,928	-	-	$35,072	$-	$837,856		$972,856
Issuance of capital for services	566,487	5,665			49,460	-	-		55,125
Issuance of capital for board services	203,935	2,039			-	-	-		2,039
Recapitalization on May 26, 2015	875,816	8,758			(31,401)	-	-		(22,643)
Issuance of shares for acquisition	235,295	2,353			997,651	-	-		1,000,004
Equity adjustments for business combinations	-	-			-	-	-		-
Stock, Option, RSU and Warrant Expense	-	-			141,910	-	-		141,910
Net Loss	-	-			-	-	(1,890,758)		(1,890,758)
Balance at December 31, 2015	11,874,361	$118,743	-	-	$1,192,692	$-	$(1,052,902)		$258,533
Common stock issued	500,000	5,000			2,995,000	-	-		3,000,000
Conversion of notes into preferred shares			363,611	$3,636	5,121,364				5,125,000
Conversion of warrants into common shares	1,111,111	11,111			1,988,889	-	-		2,000,000
Issuance of shares for acquisition	400,500	4,006			2,603,247	-	-		2,607,253
Stock, Option, RSU and Warrant Expense	-	-			1,457,647	-	-		1,457,647
Non-Controlling Interests Net Income								3,382	3,382
Accumulated other comprehensive income (loss)						(7,426)			(7,426)
Net Loss	-	-			-	-	(2,780,686)		(2,780,686)
Balance at December 31, 2016	13,885,972	$138,860	363,611	$3,636	$15,358,839	$(7,426)	$(3,833,588)	$3,382	$11,663,703

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
AUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED DECEMBER 31, 2016 and 2015

	Twelve Months Ended December 31,
	2016	2015

Cash flow from operating activities
Net income/(loss)	$(2,780,686)	$(814,075)
Adjustment to reconcile income/(loss) to net cash used in operating activities
Depreciation and amortization	1,361,169	166,284
Provision for doubtful debts/ (written back), net	-	410,712
Accrued interest on convertible notes	125,000	-
Change due to estimate correction	410,817	-
Stock, option, restricted stock unit and warrant expense	1,457,647	141,910
Deferred income taxes, net	(3,488,960)	-
Foreign exchange translation adjustment	(7,426)	-
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(3,187,828)	(3,548,324)
Other current assets	(198,428)	(169,549)
Increase (decrease) in:
Accounts payable and accrued expenses	3,604,706	(89,586)
Net cash used in operating activities	(2,703,989)	(3,902,628)
Cash flow from investing activities
Purchase of intangible and fixed assets	(3,688,996)	(70,782)
Acquisition consideration payable	(2,903,066)	(1,765,549)
Net cash used in investing activities	(6,592,062)	(1,836,331)
Cash flow from financing activities
Proceeds from loan funds	3,794,522	6,235,935
Non-Controlling Interests Net Income	3,382	-
Additional stock issued	5,000,000	-
Net cash provided by financing activities	8,797,904	6,235,935
Net increase (decrease) in cash and cash equivalents	(498,147)	496,976
Cash and cash equivalents as at beginning of the year	1,878,034	1,381,058
Cash at the end of the year	$1,379,887	$1,878,034
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$362,792	$238,471
Taxes	$-	$-

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

 NOTE 1.            ORGANIZATION:

AMERI Holdings, Inc. ("AMERI", the "Company", "we" or "our") is a fast-growing company that, through the operations of its twelve subsidiaries, provides SAPTM cloud and digital enterprise services to clients worldwide. Headquartered in Princeton, New Jersey, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology.

NOTE 2.            BASIS OF PRESENTATION:

The accompanying audited condensed consolidated financial statements have been prepared by AMERI pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding annual financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

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

The Company's year-end is December 31. Ameri and Partners Inc, the Company's wholly-owned operating subsidiary that was the accounting acquirer in connection with the Company's May 2015 reverse merger, changed its fiscal year end from March 31 to December 31 pursuant to the merger, so that all of the Company's subsidiaries' year-ends are consistent with the year-end of the Company.

NOTE 3.            BUSINESS COMBINATIONS:

Acquisition of DC&M

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C. ("DCM"), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, DCM, all of the members of DCM, Giri Devanur and Srinidhi "Dev" Devanur, our President and Chief Executive Officer and Executive Vice Chairman, respectively. DCM is a SAP consulting company headquartered in Chandler, Arizona. DCM provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products. DCM is also a SAP-certified software partner, having launched its SAP reporting, extraction and distribution tool called "IRIS". DCM services clients in diverse industries, including retail, apparel/footwear, third-party logistics providers, chemicals, consumer goods, energy, high-tech electronics, media/entertainment and aerospace.

The purchase price for the acquisition of DCM consisted of:

(a)	A cash payment in the amount of $3,000,000 at closing;
(b)	1,600,000 shares of our common stock, which are to be issued on July 29, 2018 or upon a change of control of our company (whichever occurs earlier); and,
(c)	Earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, in 2017 and 2018. The valuation of DCM was made on the basis of its projected revenues.

This acquisition has been capitalized by creating an intangible asset of $5,400,000, taking into consideration projected revenue from an acquired list of customers over a period of three years. The amount of consideration paid in excess of the intangible asset has been capitalized as goodwill.

Acquisition of Virtuoso

On July 22, 2016, AMERI, through its wholly-owned acquisition subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C. ("Virtuoso"), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among us, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the "Sole Member"). Virtuoso is a SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso's name was changed to Ameri100 Virtuoso Inc. The Virtuoso acquisition did not constitute a significant acquisition for the Company.

The purchase price paid to the Sole Member for the acquisition of Virtuoso consisted of:

(a)	A cash payment in the amount of $675,000 which was due within 90 days of closing and was paid on October 21, 2016;
(b)	$659,138, or 101,250 shares of the Company's common stock at closing at a market price of $6.51 per share, on July 22, 2016; and,
(c)
Earn-out payments in cash and stock of $450,000 and approximately $560,807, respectively, to be paid, if earned, in 2017, 2018 and 2019. The valuation of Virtuoso was made on the basis of its projected revenues.

This acquisition has been capitalized by creating an intangible asset of $900,000, taking into consideration projected revenue from an acquired list of customers over a period of three years. The amount of consideration paid in excess of the intangible asset has been capitalized as goodwill.

Acquisition of Bigtech Software Private Limited

The Company acquired Bigtech Software Private Limited ("Bigtech"), a pure-play SAP services company providing a complete range of SAP services including turnkey implementations, application management, training and basis ABAP support. Based in Bangalore, India, Bigtech offers SAP services to bring effectiveness in business operations to companies of all sizes and verticals. The acquisition of Bigtech was effective as of July 1, 2016, and the consideration paid for the acquisition consisted of;

(a)	A cash payment in the amount of $340,000 which was due within 90 days of closing and was paid on September 22, 2016;
(b)	Warrants for the purchase of 51,000 shares of our common stock, with such warrants exercisable for two years; and,
(c)	$255,000, which may become payable in cash as a commission to the sellers of Bigtech if Bigtech achieves certain revenue targets.

Bigtech's financial results are included in our condensed consolidated financial results starting July 1, 2016. The Bigtech acquisition did not constitute a significant acquisition for the Company. The valuation of Bigtech was made on the basis of its projected revenues.

This acquisition has been capitalized by creating an intangible asset of $590,000, taking into consideration projected revenue from an acquired list of customers over a period of three years. The amount of consideration paid in excess of the intangible asset has been capitalized as goodwill.

Acquisition of Bellsoft, Inc.

On November 20, 2015, we completed the acquisition of Bellsoft, Inc., a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP software, business intelligence, data warehousing and other enterprise resource planning services. On August 29, 2016, the name of Bellsoft, Inc. was changed to Ameri100 Georgia Inc. ("Ameri Georgia"). Ameri Georgia has operations in the United States, Canada and India. For financial accounting purposes, we recognized September 1, 2015 as the effective date of the acquisition. The consideration for the acquisition of Ameri Georgia consisted of;

(a)	A cash payment in the amount of $3,000,000, which was paid at closing;
(b)	235,295 shares of our common stock issued at closing;
(c)	$250,000 quarterly cash payments to be paid on the last day of each calendar quarter of 2016;
(d)	A $1,000,000 cash reimbursement to be paid 5 days following closing to compensate Ameri Georgia for a portion of its approximate cash balance as of September 1, 2015;
(e)	Approximately $2,910,817 paid within 30 days of closing in connection with the excess of Ameri Georgia's accounts receivable over its accounts payable as of September 1, 2015; and
(f)
Earn-out payments of approximately $500,000 a year for 2016 and 2017, if earned through the achievement of annual revenue and EBITDA targets specified in the purchase agreement, subject to downward or upward adjustment depending on actual results.

The valuation of Ameri Georgia was made on the basis of its projected revenues. The accounting acquisition date for Ameri Georgia was determined on the basis of the date when the Company acquired control of Ameri Georgia, in accordance with FASB codification ASU 805-10-25-6 for business combinations. That ASU provides that the date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date. However, the acquirer might obtain control on a date that is either earlier or later than the closing date. For example, the acquisition date precedes the closing date if a written agreement provides that the acquirer obtains control of the acquiree on a date before the closing date. An acquirer shall consider all pertinent facts and circumstances in identifying the acquisition date.  The term sheet and the Share Purchase Agreement that were entered into by the Company and Ameri Georgia contained agreements by the parties that the Company acquired control of Ameri Georgia's accounts payable, accounts receivable and business decisions as of September 1, 2015. In addition, on that date, the Company became responsible for performance of Ameri Georgia's existing contracts. Accordingly, the Company has recognized September 1, 2015 as the accounting acquisition date.

NOTE 4.            REVENUE RECOGNITION:

The Company recognizes revenue primarily through the provision of consulting services. We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter generally fall into two categories: (1) time-and-materials contracts and (2) fixed-price contracts.

We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. We establish billing terms at the time at which the project deliverables and milestones are agreed. Our standard payment terms are 60 days from invoice date.

When a customer enters into a time-and-materials or fixed-price (or a periodic retainer-based) contract, the Company recognizes revenue in accordance with its evaluation of the deliverables in each contract. If the deliverables represent separate units of accounting, the Company then measures and allocates the consideration from the arrangement to the separate units, based on vendor specific objective evidence of the value for each deliverable.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended December 31, 2016.

NOTE 5.            SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. During the twelve months ended December 31, 2016, we granted 762,700 options to employees. As of December 31, 2016, aggregate grants under the Plan total 1,812,700 shares of our common stock.

NOTE 6.            INCOME TAXES:

The provision for income taxes consists of the following components for the years ended December 31:

	2016	2015
Current:
Federal and state	$(355,243)	$60,040
Foreign	96,357	-
Total current provision	(258,886)	60,040
Deferred:
Federal and state	(3,488,960)	(979,006)
Foreign	-	-
Valuation allowance	-	790,506
Total deferred benefit	(3,488,960)	(188,500)

Total provision for income taxes	$(3,747,846)	$(128,460)

The Company recorded a tax provision (benefit) of $(3,747,846) and $(128,460) for the periods ended December 31, 2016 and December 31, 2015, respectively. The reported tax provision (benefit) for the twelve-month periods ended December 31, 2016 and December 31, 2015 are based upon an estimated annual effective tax rate of 34% for all such periods. The effective tax rates reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.

We assess the reliability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. The periodic assessment of the net carrying value of our deferred tax assets under the applicable accounting rules is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is significant judgment involved and our conclusion could be materially different should certain of our expectations not transpire.

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2016, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2017. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

 NOTE 7.            INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $1,309,842 and $164,750 during the twelve-month periods ended December 31, 2016 and December 31, 2015 respectively. This amortization expense relates to customer lists, which expire through 2020.

As of December 31, 2016, and December 31, 2015, capitalized intangible assets were as follows:

	December 31, 2016	December 31, 2015

Capitalized intangible assets	$10,074,546	$3,279,263
Accumulated amortization	1,309,842	164,750
Total intangible assets	$8,764,704	$3,114,513

Our amortization schedule is as follows:

Years ending December 31,	Amount

2017	$2,464,184
2018	2,115,592
2019	1,748,250
2020	1,621,000
2021	815,678
Total	$8,764,704

The Company has its own software products, namely Simple APO, Langer Index and IBP. Total costs incurred for developing these products during the twelve months ended December 31, 2016 was $55,104 and have been capitalized and are being amortized over the useful life of the software products.

The Company's intangible assets consists of the customer lists acquired from the Company's acquisition of WinHire Inc, Ameri Georgia, DCM, Virtuoso and Bigtech. The products acquired from the acquisition of Linear Logics. Corp. and the amount spent on improving those products are also categorized as intangible assets and are being amortized over the useful life of those products.

NOTE 8.            GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations.  Goodwill was comprised of the following amounts:

	December 31, 2016	December 31, 2015
Virtuoso	$939,881	$-
DCM	10,416,000	-
Bigtech	314,555	-
Ameri Constlting Service Pvt. Ltd.	1,948,118	-
Ameri Georgia	3,470,522	3,470,522
Total	$17,089,076	$3,470,522

NOTE 9.            ACCRUED EXPENSES AND OTHER LIABILITIES:

Accrued expense and other liabilities as of December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Legal fee payable	$386,497	$338,946
Advances from customers	-	44,841
Tax payable	388,044	320,247
Audit fee payable	47,900	21,500
Other liabilities	145,524	310,784
Travelling & conveyance payable	16,358	1,010
Salaries & wages payable	8,044	-
Bonus payable	62,060	-
Consultancy fee payable	25,000	50,000
401(k) payable	-	3,486
Total	$1,079,427	$1,093,814

NOTE 10.          FAIR VALUE MEASUREMENT:

We utilize the following valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•
Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

•	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability's classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement.

As of both December 31, 2016 and December 31, 2015 we had no financial assets and liabilities required to be measured on a recurring basis.
.
No financial instruments were transferred into or out of Level 3 classification during the twelve-month period ended December 31, 2016 and 2015.

NOTE 11.       EARNINGS (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Twelve Months Ended
	December 31,
	2016	2015
	(In thousands, except per share data)

Basic net income (loss) per share:
Net income (loss) applicable to common shares	$(2,788,112)	$(814,075)
Weighted average common shares outstanding	13,068,597	11,101,198
Basic net income (loss) per share of common stock	$(0.21)	$(0.07)
Diluted net income (loss) per share:
Net income (loss) applicable to common shares	$(2,788,112)	$(814,075)
Weighted average common shares outstanding	13,068,597	11,101,198
Dilutive effects of convertible debt, stock options and warrants	-	-
Weighted average common shares, assuming dilutive effect of stock options	13,068,597	11,101,198
Diluted net income (loss) per share of common stock	$(0.21)	$(0.07)

Share-based awards, inclusive of all grants made under the Company's equity plans, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

As of December 31, 2016, we had outstanding options to purchase 965,000 shares of the Company's common stock and restricted stock units for 590,869 shares of the Company's common stock, resulting in share-based awards for a total of 1,555,869 shares of our common stock, outstanding under the Plan leaving 444,131 share-based units available under the Plan. During the twelve months ended December 31, 2016, we granted our directors and employees options to purchase 762,700 shares of our common stock and restricted stock units for 590,869 shares of our common stock. As of December 31, 2016, aggregate grants under the Plan total 1,555,869 shares of our common stock.

Due to the Company's net loss, potential dilutive shares were not included in the calculation of diluted EPS on December 31, 2016, as it will have an antidilutive effect.

NOTE 12.          EMPLOYEE BENEFIT PLAN:

The Company has a 401(k)-tax deferred savings plan (the "401(k) Plan") that is available to all employees who satisfy certain minimum hour requirements each year. The Company matches 100% of the first 3% of a participant's salary contributed under the 401(k) Plan and 50% on the next 2% of each participant's salary contributed under the 401(k).

NOTE 13.          OPTIONS:

As of December 31, 2016 and December 31, 2015, the Company had issued and outstanding options to purchase 1,812,700 and 150,000 shares of our common stock, respectively.

On May 26, 2015, the Company issued an option to purchase 100,000 shares of common stock to non-employee directors of the Company. Prior to this issuance, the Company had not granted any option. This tranche of options vested on the anniversary of the grant date at an exercise price of $2.00 per share and expires on May 26, 2021. This tranche of options was valued using the Black-Scholes pricing model. Significant assumptions used in the valuation of this tranche of options include an expected term of 2.75 years, expected volatility of 50%, a date of issue risk free interest rate of 1.53% and expected dividend yield of 0%. The aggregate value of these options on the grant date was $36,304 and the option expense for December 31, 2016 and December 31, 2015 was determined to be $14,520 and $21,784, respectively. As of December 31, 2016, no options had been exercised from this tranche of options.

On November 16, 2015, the Company issued an option to purchase 50,000 shares of common stock to an employee of the Company. This tranche of options was to vest in equal installments over three years at an exercise price of $4.01 per share and was to expire on November 16, 2021. This tranche of options was valued using the Black-Scholes pricing model. Significant assumptions used in the valuation of this tranche of options include an expected term of 3.25 years, expected volatility of 50%, a date of issue risk free interest rate of 1.66% and expected dividend yield of 0%. The aggregate value of these options on the grant date was $73,265 and the option expense for December 31, 2016 and December 31, 2015 was determined to be $7,123 and $929. As of December 31, 2016, these options had been cancelled.

On January 22, 2016, the Company issued an option to purchase 5,000 shares of common stock to an employee of the Company. This tranche of options was to vest in equal installments over three years at an exercise price of $6.02 per share  and was to expire on January 22, 2021. This tranche of options was valued using the Black-Scholes pricing model. Significant assumptions used in the valuation of this tranche of options include an expected term of 3.25 years, expected volatility of 50%, a date of issue risk free interest rate of 1.49% and expected dividend yield of 0%. The aggregate value of these options on the grant date was $10,944 and the option expense for December 31, 2016 and 2015 was determined to be $854 and $0, respectively. As of December 31, 2016, these options had been cancelled.

On January 28, 2016, the Company issued an option to purchase 100,000 shares of common stock to an employee of the Company. This tranche of options was to vest in equal installments over three years at an exercise price of $6.02 per share and was to expire on January 28, 2021. This tranche of options was valued using the Black-Scholes pricing model. Significant assumptions used in the valuation of this tranche of options include an expected term of 3.25 years, expected volatility of 50%, a date of issue risk free interest rate of 1.40% and expected dividend yield of 0%. The aggregate value of these options on the grant date was $218,314 and the option expense for December 31, 2016 and 2015 was determined to be $61,776 and $0, respectively. As of December 31, 2016, these options had been cancelled.

On May 10, 2016, the Company issued an option to purchase 500,000 shares of common stock to a non-employee director of the Company. This tranche of options was to vests (a) as to 166,667 shares on May 10, 2017, (b) as to a further 166,667 shares on May 10, 2018, and (c) as to the remaining 166,666 shares on May 10, 2019, at an exercise price of $6.00 per share and expires on May 10, 2022. This tranche of options was valued using the Black-Scholes pricing model. Significant assumptions used in the valuation of this tranche of options include an expected term of three years, expected volatility of 50%, a date of issue risk free interest rate of 0.57% and expected dividend yield of 0%. The value on the grant date of these options was $1,737,445 and the option expense for December 31, 2016 and 2015 was determined to be $370,496 and $0, respectively. As of December 31, 2016, no options had been exercised from this tranche of options.

On June 28, 2016, the Company issued an option to purchase 25,000 shares of common stock to a non-employee director of the Company.  This tranche of options vests on the anniversary of the grant date at an exercise price of $6.51 and expires on June 28, 2022. This tranche of options was valued using the Black-Scholes pricing model. Significant assumptions used in the valuation of this tranche of options include an expected term of three years, expected volatility of 50%, a date of issue risk free interest rate of 0.57% and expected dividend yield of 0%. The value on the grant date of these options was $55,251 and the option expense for December 31, 2016 and 2015 was determined to be $9,359 and $0, respectively. As of December 31, 2016, no options had been exercised from this tranche of options.

On September 8, 2016, the Company issued options to employees of the Company to purchase 215,200 shares of common stock. These option grants vest over four years at an exercise price of $6.51 per share and expire on September 8, 2020. This tranche of options was valued using the Black-Scholes pricing model. Significant assumptions used in the valuation of this tranche of options include an expected term of four years, expected volatility of 50%, a date of issue risk free interest rate of 0.57% and expected dividend yield of 0%. The value on the grant date of these options was $546,318 and the option expense for December 31, 2016 and 2015 was determined to be $49,239 and $0, respectively. As of December 31, 2016, no options had been exercised from this tranche of options.

	Number of Shares	Weighted Avg. Exercise Price
Options outstanding at December 31, 2015	150,000	2.67
Granted	975,700	$6.79
Exercised	-	-
Cancelled / Expired	(160,000)	5.41
Outstanding at December 31, 2016	965,700	$6.38

As of December 31, 2016 and December 31, 2015 the outstanding options had a weighted average remaining term and intrinsic value of 4.33 and 0 years and $500,000 and $0, respectively.
Outstanding and Exercisable Options
Average Exercise Price	Number of Shares	Remaining Average Contractual Life (in years)	Exercise Price times number of Shares	Weighted Average Exercise Price	Intrinsic Value
$2.00	100,000	3.40	$200,000	$2.00	$451,000

NOTE 14.          WARRANTS:

Below is a table summarizing the Company's outstanding warrants for the year ended December 31, 2016:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Term	Intrinsic Value
Outstanding at December 31, 2015	2,777,777	1.80	4.41	$13,333,330
Granted	1,000,000	6.00	-	-
Exercised	1,111,111	1.80	-	-
Outstanding at December 31, 2016	2,666,666	1.80	3.90	$15,444,440

For the year ended December 31, 2016 and December 31, 2015, the Company incurred no warrants based expense.

NOTE 15.          RESTRICTED STOCK UNITS:

On August 4, 2015, the Company issued restricted stock units for 83,189 shares of common stock to non-employee directors of the Company. Prior to this issuance there no restricted stock unit grants had been made by the Company. This tranche of restricted stock units was valued at $3.51 per share, the market value per share on the date of the grant, and vested on the anniversary of the grant date. The aggregate value of the restricted stock units on the grant date was $291,994 and the restricted stock unit expense for December 31, 2016 and December 31, 2015 was determined to be $172,797 and $119,197, respectively. As of December 31, 2016, 83,189 restricted stock units had vested.

On May 10, 2016, the Company issued restricted stock units for 500,000 shares of common stock to a non-employee director. This tranche of restricted stock units was valued at $7.00 per share, the market value per share on the date of the grant, and vests (a) as to 166,667 shares, on May 10, 2017, (b) as to a further 166,667 shares, on May 10, 2018, and (c) as to the remaining 166,666 shares, on May 10, 2019, subject to the grantee continuing to be a director of the Company through such date. The aggregate value of the restricted stock units on the grant date of the restricted stock units was $3,500,000 and the restricted stock unit expense for December 31, 2016 was determined to be $746,348. As of December 31, 2016, none of the foregoing restricted stock units had vested.

On June 28, 2016, the Company issued restricted stock units for 7,680 shares of common stock to a non-employee director. This tranche of restricted stock units was valued at $6.51 per share, the market value per share on the date of the grant, and vests on the anniversary of the grant date. The aggregate value of the restricted stock units on the grant date of the restricted stock units was $49,997 and the restricted stock unit expense for December 31, 2016 was determined to be $25,135. As of December 31, 2016, none of the foregoing restricted stock units had vested.

NOTE 16.          DEBT:

On July 1, 2016, the Company entered into that certain Loan and Security Agreement (the "Loan Agreement"), with its wholly-owned subsidiaries Ameri and Partners Inc and Bellsoft, Inc., as borrowers (the "Borrowers"), the Company and its wholly-owned subsidiaries Linear Logics, Corp. and WinHire Inc serving as guarantors, the Company's Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, "Sterling"). The Company joined DCM, Virtuoso and ATCG as borrowers under the Loan Agreement following their respective acquisition.

Under the Loan Agreement, the Borrowers can borrow up to an aggregate of $10 million, which includes up to $8 million in principal for revolving loans (the "Revolving Loans") for general working capital purposes, up to $2 million in principal pursuant to a term loan (the "Term Loan") for the purpose of a permitted business acquisition and up to $200,000 for letters of credit.  A portion of the proceeds of the Loan Agreement were also used to repay the November 20, 2015 credit facility that was entered into between the Company, its wholly-owned subsidiary Bellsoft, Inc. (Ameri Georgia) and Federal National Payables, Inc.

The maturity of the loans under the Loan Agreement are as follows:

Revolving Loan Maturity Date: July 1, 2019; provided, however, that the Revolving Loan Maturity Date will extend and renew automatically for successive one-year terms on each anniversary of the initial Revolving Loan Maturity Date (each an "Anniversary Date") thereafter, unless not less than sixty (60) days prior to any such Anniversary Date, written notice of non-renewal is given by either party to the other, in which case the Revolving Loan Maturity Date will be such next Anniversary Date.

Term Loan Maturity Date: The earliest of (a) the date following acceleration of the Term Loan and/or the Revolving Loans; (b) the Revolving Loan Maturity Date; or (c) July 1, 2019.

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

The principal amount of the Term Loan will be repaid as follows: (i) equal consecutive monthly installments in the amount of $33,333.33 each, paid on the first day of each calendar month and (ii) one final payment of the entire remaining principal balance, together with all accrued unpaid interest on the Term Loan maturity date.  The Company's outstanding balance with Sterling National Bank for the Term Loan and Revolving Loans was $1,923,466 and $2,743,177, respectively, as of December 31, 2016.

Due to its 2016 acquisitions, the Company did not fulfill certain of the financial covenants contained in its Loan Agreement with Sterling National Bank as of December 31, 2016; however, Sterling National Bank has agreed to waive the Company's compliance with such covenants in exchange for the payment of a fee.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $18,101 and a line of credit for $345,713 as of December 31, 2016.

Short-term Debt:

The following summarizes our short-term debt balances as of December 31:

	2016	2015
Notes outstanding under revolving credit facility	$3,088,890	$1,235,935
Term loan - current maturities	405,376	-
Total short-term debt	$3,494,266	$1,235,935

Long-term Debt:

The following summarizes our long-term debt balances as of December 31:

	2016	2015

Term loan, due 2019	$1,941,567	$-
Less: Current maturities	405,376	-
Long-term debt, net of current maturities	$1,536,191	$-

The following represents the schedule of maturities of our long-term debt:

Year	Amounts

2017	$405,376
2018	405,376
2019	1,130,815
Total	$1,941,567

NOTE 17.         COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $220,280 and $47,475 for the twelve months ended December 31, 2016 and December 31, 2015, respectively.  The increase during these periods is due to new office space that was leased by the Company in Princeton, New Jersey on July 1, 2015 and the addition of office space through the acquisition of DCM, Virtuoso and Bigtech.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2017. The future minimum rental payments under these lease agreements are as follows:

Years ending December 31,
2017	$251,512
2018	112,901
2019	79,478
2020	18,754
Total	$462,645

NOTE 18.            SUBSEQUENT EVENTS:

On January 27, 2017, the Company issued 33,333 shares of its common stock its legal counsel, Olshan Frome Wolosky LLP ("Olshan"), in exchange for the cancellation of a portion of accrued and unpaid legal fees owed by the Company to Olshan.

The Company partnered with NEC Corporation of America (NEC), in February 2017, to offer SAP HANA Migration services. Through this partnership, the Company will offer solutions to its clients aspiring to make the transition from SAP ECC (on-premise) applications to SAP HANA applications. NEC is a leading technology integrator providing integrated communications, analytics, security, biometrics and technology solutions.

On March 7, 2017, the Company completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the "2017 Notes") for proceeds to us of an aggregate of $1,250,000, to four accredited investors, including one of the Company's directors, Dhruwa N. Rai. The 2017 Notes were issued pursuant to Securities Purchase Agreements with each investor, pursuant to which each investor purchased its 2017 Note from the Company. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by the Company at any time without penalty.

The 2017 Notes are convertible into shares of Ameri common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by the Company with the SEC in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of the Company's common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The 2017 Notes rank junior to the Company's secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors' approval, restrictions on dividends and other restricted payments and reclassification of its stock.

On March 10, 2017, the Company acquired 100% of the shares of ATCG Technology Solutions, Inc. ("ATCG"), a Delaware corporation, pursuant to the terms of a Share Purchase Agreement among the Company, ATCG, all of the stockholders of ATCG (the "Stockholders") and the Stockholders' representative.  ATCG provides U.S. domestic, offshore and onsite SAP consulting services and has its main office in Folsom, California. The aggregate purchase price for the acquisition of ATCG consisted of:

(a)	576,923 shares of our common stock,
(b)	Unsecured promissory notes issued to certain of ATCG's selling Stockholders for the aggregate amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018) and
(c)
Earn-out payments in shares of Ameri common stock (up to an aggregate value of $1,200,000 worth of shares) to be paid, if earned, in each of 2018 and 2019.  ATCG's financial statements will be filed by amendment of the Current Report on Form 8-K filed on March 13, 2017 to disclose the closing of the acquisition.

On March 13, 2017, the Company announced a merger proposal for CIBER, Inc. ("CIBER" or "CBR") valuing CBR at a price of $0.75 per share, which is a substantial premium to CBR's closing price of $0.28 on March 10, 2017.  In addition, the Company formed a stockholder group (the "AMERI Group") with Lone Star Value Management, LLC to nominate two highly-qualified candidates to CIBER's Board of Directors at the upcoming Annual Meeting of Stockholders.  The AMERI Group owns approximately 4.5 million shares of CBR, representing 5.5% of CBR's total shares outstanding.