Form 10-K/A
period 2016-12-31
AMERI Holdings, Inc.
filed 2017-04-04
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $19,980,088 based on the closing bid price of the registrant's common stock of $6.51 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of March 20, 2017, 14,579,417 shares of the registrant's common stock were issued and outstanding.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to AMERI Holdings, Inc.'s  Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

10.4	Form of Indemnification Agreement. (filed as Exhibit 10.6 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.5	Form of Option Grant Letter. (filed as Exhibit 10.7 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.6	2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).
10.7	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Quarterly Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).
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

21.1	List of Subsidiaries.
23.1	Consent of Ram Associates, CPA.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial and Accounting Officer
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April 2017.
..

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

Signature	Title	Date

/s/ Jeffrey E. Eberwein*	Chairman of the Board and Director	April 3, 2017
Jeffrey E. Eberwein

/s/ Srinidhi Devanur*	Executive Vice Chairman of the Board and Director	April 3, 2017
Srinidhi Devanur

/s/ Giri Devanur	President and Chief Executive Officer	April 3, 2017
Giri Devanur

/s/ Carlos Fernandez	Executive Vice President – Corporate Development and	April 3, 2017
Carlos Fernandez	Interim Chief Financial Officer

/s/ Dimitrios J. Angelis*	Director	April 3, 2017
Dimitrios J. Angelis

/s/ Dr. Arthur M. Langer*	Director	April 3, 2017
Dr. Arthur M. Langer

/s/ Robert G. Pearse*	Director	April 3, 2017
Robert G. Pearse

/s/ Venkatraman Balakrishnan*	Director	April 3, 2017
Venkatraman Balakrishnan

/s/ Dhruwa N. Rai*	Director	April 3, 2017
Dhruwa N. Rai

*By: /s/ Giri Devanur		April 3, 2017
Giri Devanur
Attorney-in-Fact