Form 10-Q
period 2017-03-31
AMERI Holdings, Inc.
filed 2017-05-12
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017	Commission file number 000-26460

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:732-243-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

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

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of May 3, 2017, 14,608,017 shares of the registrant's common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,812,600	$1,379,887
Accounts receivable	9,590,446	8,059,910
Investments	82,908	82,908
Other current assets	866,505	542,237
Total current assets	12,352,459	10,064,942

Other assets:
Property and equipment, net	113,505	100,241
Intangible assets, net	11,845,910	8,764,704
Acquired goodwill	21,879,572	17,089,076
Deferred income tax assets, net	3,488,960	3,488,960
Total other assets	37,327,947	29,442,981
Total assets	$49,680,406	$39,507,923

Current liabilities:
Line of credit	3,956,494	3,088,890
Accounts payable	4,468,533	5,130,817
Other accrued expenses	3,147,210	2,165,088
Bank Term Loan	399,996	405,376
Consideration payable – Cash	4,199,238	1,854,397
Consideration payable – Equity	596,763	64,384
Dividend Payable	499,965	-
Total current liabilities	17,268,199	12,708,952

Long term liabilities:
Convertible notes	1,250,000	-
Bank Term Loan – Net of Current Portion	1,023,474	1,536,191
Consideration payable – Cash	3,375,000	2,711,717
Consideration payable – Equity	11,993,723	10,887,360
Total Long-term Liabilities	17,642,197	15,135,268
Total liabilities	34,910,396	27,844,220

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 363,611 issued and outstanding as of March 31, 2017 and as of December 31, 2016	3,636	3,636
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,579,417 and 13,885,972 issued and outstanding as of March 31, 2017 and December 31, 2016 respectively.	145,794	138,860
Additional paid-in capital	19,850,002	15,358,839
Accumulated deficit	(5,226,646)	(3,833,588)
Accumulated other comprehensive income (loss)	740	(7,426)
Non-Controlling Interest	(3,516)	3,382
Total stockholders' equity	14,770,010	11,663,703
Total liabilities and stockholders' equity	$49,680,406	$39,507,923

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016

Net revenue	$12,340,927	$7,012,964
Cost of revenue	9,039,577	5,365,561
Gross profit	3,301,350	1,647,403

Operating expenses:
Selling and marketing	332,310	31,350
General and administration	2,701,145	2,110,336
Acquisition related expenses	209,344	375,405
Depreciation and amortization	689,100	111,628
Operating expenses	3,931,899	2,628,719
Operating income (loss):	(630,549)	(981,316)

Interest expense	(90,806)	(113,746)
Interest income/other income	-	2,005
Other expense	(4,149)	(2,304)
Total other income (expenses)	(94,955)	(114, 045)
Income (loss) before income taxes	(725,504)	(1,095,361)
Income tax benefit (provision)		(2,020)
Net income (loss) after tax	(725,504)	(1,097,381)
Dividend on Preference Shares	(499,965)	-
Net income (loss) attributable to the Company	(1,225,469)	(1,097,381)
Non-Controlling Interest	3,516
Foreign exchange translation adjustment	5,335	(62,890)
Net income (loss)	$(1,216,618)	(1,160,271)
Basic income (loss) per share attributable to the Company	$(0.09)	$(0.09)
Diluted income (loss) per share attributable to the Company	$(0.09)	$(0.09)

Basic weighted average number of shares	14,094,536	11,874,361
Diluted weighted average number of shares	14,094,536	11,874,361

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016

Cash flow from operating activities
Net income/(loss)	$(1,216,618)	$(1,160,271)
Adjustment to reconcile income/(loss) to net cash used in operating activities
Depreciation and amortization	689,100	111,628
Provision for Preference dividend	499,965	-
Stock, option, restricted stock unit and warrant expense	566,427	101,677
Foreign exchange translation adjustment	5,335	(62,890)
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(1,530,536)	(57,216)
Other current assets	(324,267)	24,983
Increase (decrease) in:
Accounts payable and accrued expenses	472,661	1,195,226
Net cash provided by (used in) operating activities	(837,933)	153,137
Cash flow from investing activities
Acquisition of intangible and fixed assets	(10,493)	(131,580)
Acquisition consideration payable	(311,470)	(1,718,777)
Investments	-	82,908
Net cash used in investing activities	(321,963)	(1,767,449)
Cash flow from financing activities
Proceeds from bank and convertible notes	1,599,507	241,451
Non-Controlling Interests	(6,898)
Net cash provided by financing activities	1,592,609	241,451
Net increase (decrease) in cash and cash equivalents	432,713	(1,372,861)
Cash and cash equivalents as at beginning of the period	1,379,887	1,878,034
Cash at the end of the period	$1,812,600	$505,173

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 1.	ORGANIZATION:

AMERI Holdings, Inc. is a fast-growing technology services company which provides SAP cloud, digital and enterprise services to clients worldwide. Headquartered in Princeton, New Jersey Ameri100 has offices in New York, Atlanta, Dallas, Phoenix, Kansas City, Folsom, and Toronto. The Company additionally has global delivery centers in India. With its bespoke engagement model, Ameri100 delivers transformational value to its clients across industry verticals.

NOTE 2.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by AMERI pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Certain information and disclosure notes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

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

During first quarter of 2016, the Company erroneously classified approximately $1.5 million of expenses as general and administrative expenses which should have been classified as cost of revenue. The Company has corrected this error in the current filing. The reclassification did not change the Company’s net income or loss for the period reported.

NOTE 3.	BUSINESS COMBINATIONS:

Acquisition of Bellsoft, Inc.

On November 20, 2015, we completed the acquisition of Bellsoft, Inc., a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP software, business intelligence, data warehousing and other enterprise resource planning services. Following the acquisition, the name of Bellsoft, Inc. was changed to Ameri100 Georgia Inc. (“Ameri Georgia”). Ameri Georgia has operations in the United States, Canada and India. For financial accounting purposes, we recognized September 1, 2015 as the effective date of the acquisition. The total consideration for the acquisition of Ameri Georgia was $9,910,817, consisting of:

(a)	A cash payment in the amount of $3,000,000, which was paid at closing;
(b)	235,295 shares of our common stock issued at closing;
(c)	$250,000 quarterly cash payments paid on the last day of each calendar quarter of 2016;

(d)	A $1,000,000 cash reimbursement paid 5 days following closing to compensate Ameri Georgia for a portion of its approximate cash balance as of September 1, 2015;
(e)	Approximately $2,910,817 paid within 30 days of closing in connection with the excess of Ameri Georgia’s accounts receivable over its accounts payable as of September 1, 2015; and
(f)
Earn-out payments of approximately $500,000 a year for 2016 and 2017, if earned through the achievement of annual revenue and earnings before interest taxes, depreciation and amortization (“EBITDA”) targets specified in the purchase agreement, subject to downward or upward adjustment depending on actual results.

The earn-out for 2016 was 30% higher than the previously agreed targets, resulting in a higher than anticipated earn-out payment, and the excess of the 2016 earn-out payment over what was planned was made as an adjustment to our income statement.

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

The total purchase price of $9,910,817 was allocated to net working capital of $4.6 million, intangibles of $1.8 million, taking into consideration projected revenue from the acquired list of Ameri Georgia customers over a period of three years, and goodwill. The excess of total purchase price over the net working capital and intangibles allocations has been allocated to goodwill.

Acquisition of Bigtech Software Private Limited

On June 23, 2016, we entered into a definitive agreement to purchase Bigtech Software Private Limited ("Bigtech"), a pure-play SAP services company providing a complete range of SAP services including turnkey implementations, application management, training and basis ABAP support. Based in Bangalore, India, Bigtech offers SAP services to improve business operations at companies of all sizes and verticals. The acquisition of Bigtech was effective as of July 1, 2016, and the total consideration for the acquisition of Bigtech was $850,000, consisting of:

(a)	A cash payment in the amount of $340,000 which was due within 90 days of closing and was paid on September 22, 2016;
(b)	Warrants for the purchase of 51,000 shares of our common stock, with such warrants exercisable for two years; and
(c)	$255,000, which may become payable in cash earn-outs to the sellers of Bigtech, if Bigtech achieves certain pre-determined Revenue and EBITDA targets in 2017 and 2018.

Bigtech’s financial results are included in our condensed consolidated financial results starting July 1, 2016.  The Bigtech acquisition did not constitute a significant acquisition for the Company. The valuation of Bigtech was made on the basis of its projected revenues.

The total purchase price of $850,000 was allocated to intangibles of $595,000, taking into consideration projected revenue from the acquired list of Bigtech customers over a period of three years, and goodwill. The excess of total purchase price over the intangibles allocation has been allocated to goodwill.  The Bigtech acquisition did not constitute a significant acquisition for the Company.

Acquisition of Virtuoso

On July 22, 2016, we, through wholly-owned acquisition subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C. ("Virtuoso"), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among us, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the "Sole Member"). Virtuoso is a SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso’s name was changed to Ameri100 Virtuoso Inc. The Virtuoso acquisition did not constitute a significant acquisition for the Company.

The total purchase price paid to the Sole Member for the acquisition of Virtuoso was $1,831,881consisting of:

(a)	A cash payment in the amount of $675,000 which was due within 90 days of closing and was paid on October 21, 2016;
(b)	101,250 shares of our common stock at closing; and
(c)	Earn-out payments in cash and stock of $450,000 and approximately $560,807, respectively, to be paid, if earned, in 2017, 2018 and 2019.

The valuation of Virtuoso was made on the basis of its projected revenues. The Virtuoso earn-out payment for 2016 amounted to $64,736 in cash and 12,408 shares of common stock.

The total purchase price of $1,831,881 was allocated to intangibles of $0.9 million, taking into consideration projected revenue from the acquired list of Virtuoso customers over a period of three years, and goodwill. The excess of total purchase price over intangibles allocation has been allocated to goodwill.

Acquisition of DC&M

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C. ("DCM"), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, DCM, all of the members of DCM, Giri Devanur and Srinidhi “Dev” Devanur, our President and Chief Executive Officer and Executive Vice Chairman, respectively. DCM is a SAP consulting company headquartered in Chandler, Arizona. DCM provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products. DCM is also a SAP-certified software partner, having launched its SAP reporting, extraction and distribution tool called “IRIS”. DCM services clients in diverse industries, including retail, apparel/footwear, third-party logistics providers, chemicals, consumer goods, energy, high-tech electronics, media/entertainment and aerospace.

The aggregate purchase price for the acquisition of DCM was $15,816,000 consisting of:

(a)	A cash payment in the amount of $3,000,000 at closing;
(b)	1,600,000 shares of our common stock, which are to be issued on July 29, 2018 or upon a change of control of our company (whichever occurs earlier); and
(c)	Earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, in 2017 and 2018.

The total purchase price of $15,816,000 was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of DCM customers over a period of three years, and goodwill. The excess of total purchase price over the intangibles allocation has been allocated to goodwill.

Payment of the DCM earn-out for 2016 was due on April 10, 2017 but has not yet been paid.  We are currently in discussions with the former members of DCM regarding the timing and amount of the earn-out payment. The valuation of DCM was made on the basis of its projected revenues.

Acquisition of ATCG

On March 10, 2017, we acquired 100% of the shares of ATCG Technology Solutions, Inc. ("ATCG"), a Delaware corporation, pursuant to the terms of a Share Purchase Agreement among the Company, ATCG, all of the stockholders of ATCG (the "Stockholders"), and the Stockholders' representative. ATCG provides U.S. domestic, offshore and onsite SAP consulting services and has its main office in Folsom, California. ATCG specializes in providing SAP Hybris, SAP Success Factors and business intelligence services.

The aggregate purchase price for the acquisition of ATCG of $8,784,533, consisting of:

(a)	576,923 shares of our common stock;
(b)
Unsecured promissory notes issued to ATCG's selling Stockholders for the aggregate amount of $3,750,000 (which notes bear interest at a rate of 6% per annum with a payment schedule of 50% on December 31, 2017 and 50% on June 30, 2018);

(c)	Earn-out payments in shares of our common stock (up to an aggregate value of $1,200,000 worth of shares) to be paid, if earned, in each of 2018 and 2019; and
(d)	An additional cash payment of $55,687 for cash that was left in ATCG at closing.

The total purchase price of $8,784,533 was allocated to intangibles of $3.75 million, taking into consideration projected revenue from the acquired list of ATCG customers over a period of three years, and goodwill. The excess of total purchase price over the intangibles allocation has been allocated to goodwill.

ATCG's financial statements will be filed by amendment of the Current Report on Form 8-K filed on March 13, 2017 to disclose the closing of the acquisition.

The Company has $20,164,724, in total towards consideration payable including contingent consideration payable for its acquisitions, consisting of $7,574,238 in cash obligations and $12,590,486 worth of common stock to be issued (assuming a per share price of $6.51). Out of $20,164,724, $5,743,724 is towards contingent consideration payable on earn outs.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended March 31, 2017.

NOTE 5.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan") The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants. The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. During the three months ended March 31, 2017, we granted 60,000 options to employees. As of March 31, 2017, aggregate grants under the Plan total to 1,614,898 shares of our common stock, of which 1,024,029 were granted as options, 590,869 were granted as restricted stock units. Share based compensation expense for the period ended March 31, 2017 was $502,254.

NOTE 6.	INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using the straight-line method. Amortization expense was $667,296 during the three months ended March 31, 2017. This amortization expense relates to customer lists and products capitalized on our balance sheet, which expire through 2020.

As of March 31, 2017, and December 31, 2016, capitalized intangible assets were as follows:

	March 31, 2017	December 31, 2016

Capitalized intangible assets	$12,513,206	$10,074,546
Accumulated amortization	667,296	1,309,842
Total intangible assets	$11,845,910	$8,764,704

Our amortization schedule is as follows:

Years ending December 31,	Amount

2017	$2,258,388
2018	2,955,873
2019	2,727,968
2020	2,652,000
2021	1,251,681
Total	$11,845,910

The Company has its own software products, namely Simple APO, Langer Index and IBP. Total costs incurred for developing these products during the three months ended March 31, 2017 was $0 and have been capitalized and are being amortized over the useful life of the software products.

The Company's intangible assets consists of the customer lists acquired from the Company's acquisition of WinHire Inc, Ameri Georgia, DCM, Virtuoso, Bigtech and ATCG. The products acquired from the acquisition of Linear Logics. Corp. and the amount spent on improving those products are also categorized as intangible assets and are being amortized over the useful life of those products.

NOTE 7.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in businesses combinations.  Goodwill was comprised of the following amounts:

	March 31, 2017	December 31, 2016
Virtuoso	$939,881	$939,881
DCM	10,416,000	10,416,000
Bigtech	292,808	314,555
Ameri Consulting Service Pvt. Ltd.	1,948,118	1,948,118
Ameri Georgia	3,470,522	3,470,522
ATCG	4,812,243	-
Total	$21,879,572	$17,089,076

As per Company policy, goodwill impairment tests will be conducted on an annual basis and any impairment will be reflected in the Company’s statements of operations.

NOTE 8.	EARNINGS (LOSS) PER SHARE:

	Three Months Ended March 31,
	2017	2016

Net income (loss) attributable to the Company	$(1,225,469)	$(1,097,381)
Weighted average common shares outstanding	14,094,536	11,874,361
Basic net income (loss) per share of common stock	$(0.09)	$(0.09)
Diluted net income (loss) per share of common stock	$(0.09)	$(0.09)

Due to the Company's net loss, potential dilutive shares were not included in the calculation of diluted earnings per share for the periods ended March 31, 2017 and March 31 2016, as they would have an antidilutive effect.

NOTE 9.	OTHER ITEMS:

On January 27, 2017, the Company issued 33,333 shares of its common stock to its legal counsel, Olshan Frome Wolosky LLP ("Olshan"), in exchange for the cancellation of a portion of accrued and unpaid legal fees owed by the Company to Olshan.

The Company is yet to make the dividend payment on its Series A Preferred Stock that was payable on March 31, 2017.  The Company will pay the sole holder of the Series A Preferred Stock, the accrued dividend in-kind (common stock of AMRH) pursuant to the terms of the Certificate of Designation contemporaneously with the filing of the Quarterly Report of Form 10-Q for the quarter ended March 31, 2017.

NOTE 10.	BANK DEBT:

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

The Loan Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to not permit capital expenditures above $150,000 in any fiscal year, maintain a fixed charge coverage ratio of not less than 2.00 to 1.00 and maintain certain debt to EBITDA ratios. The Loan Agreement also requires the Company and Borrowers to obtain Sterling's consent before making any permitted acquisitions.  The amounts borrowed by the Borrowers under the Loan Agreement are guaranteed by the guarantors, and the Loan Agreement is secured by substantially all of the Borrowers’ assets.

The principal amount of the Term Loan will be repaid as follows: (i) equal consecutive monthly installments in the amount of $33,333.33 each, paid on the first day of each calendar month and (ii) one final payment of the entire remaining principal balance, together with all accrued unpaid interest on the Term Loan maturity date.

To date, the Company is not in conformance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received a waiver from Sterling National Bank for its non-compliance with the Loan Agreement through March 31, 2017 in exchange for the payment of a fee of $5,000.  The Company is currently negotiating a waiver with Sterling National Bank to waive the Company's compliance with the Loan Agreement during the second quarter of 2017 in exchange for the payment of an additional fee that is to be determined.  The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

Interest paid during the period ended March 31, 2017 amounted to $79,933 Principal repaid on the term loan during the period ended March 31, 2017 was $100,000.The short term and long term loan outstanding balances on the term loan as of March 31, 2017 is $399,996 and $1,023,474 respectively. The revolving line of credit outstanding balance as of March 31, 2017 was $2,440,971.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $17,637 and a line of credit for $373,040 as of March 31, 2017.  The Bigtech line of credit is with an Indian bank, HDFC Bank Limited and was entered into on June 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020.  The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the period ended March 31,2017 amounted to $10,873 for the term loan and line of credit held by Bigtech.

NOTE 11.	CONVERTIBLE NOTES:

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”)for aggregate proceeds to us of $1,250,000 from four accredited investors, including one of the Company's directors, Dhruwa N. Rai. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

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

Operating Leases

The Company's principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $62,878 and $26,222 for the three months ended March 31, 2017 and 2016, respectively. The increase during the comparative periods is due to the addition of office space through the acquisition of DCM, Virtuoso, Bigtech and ATCG.

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

Overview

We specialize in delivering SAPTM cloud, digital and enterprise services to clients worldwide. Our SAP focus allows us to provide technological solutions to a broad and growing base of clients. We are headquartered in Princeton, NJ, and we have offices across the United States, which are supported by offices in India. Our model inverts the conventional global delivery model wherein offshore information technology ("IT") service providers are based abroad and maintain a minimal presence in the United States. With a strong SAP focus, our client partnerships anchor around SAP cloud services, artificial intelligence, internet of things and robotic process automation. We pursue an acquisition strategy that seeks to disrupt the established business model of offshore IT service providers.

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

For the three months ended March 31, 2017 and March 31,2016, sales to five major customers, accounted for 38.51% and 60.15% of our total revenue, respectively.

We continue to explore strategic alternatives to improve the market position and profitability of our product and service offerings in the marketplace, generate additional liquidity for the Company, and enhance our valuation. We expect to pursue our goals during the next twelve months through organic growth and through other strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions.  The Company has obtained financing and additional capital from the sale of equity and incurrence of indebtedness in the past, and continues to consider capital raising and financing from the sale of various types of equity and incurrence of indebtedness to provide capital for our business plans and operations in the future.  The Company has also provided, and may from time to time in the future provide, information to interested parties.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;

•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;

•	Our ability to acquire other technology services companies and integrate them with our existing business;

•	Our ability to raise additional equity capital, if and when we needed; and

•	Our ability to control our costs of operation as we expand our organization and capabilities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016

Net revenue	$12,340,927	$7,012,964
Cost of revenue	9,039,577	5,365,561
Gross profit	3,301,350	1,647,403

Operating expenses:
Selling and marketing	332,310	31,350
General and administration	2,701,145	2,110,336
Acquisition related expenses	209,344	375,405
Depreciation and amortization	689,100	111,628
Operating expenses	3,931,899	2,628,719
Operating income (loss):	(630,549)	(981,316)

Interest expense	(90,806)	(113,746)
Interest income/other income	-	2,005
Other expense	(4,149)	(2,304)
Total other income (expenses)	(94,955)	(114, 045)
Income (loss) before income taxes	(725,504)	(1,095,361)
Income tax benefit (provision)		(2,020)
Net income (loss) after tax	(725,504)	(1,097,381)
Dividend on Preference Shares	(499,965)	-
Net income (loss) attributable to the Company	(1,225,469)	(1,097,381)
Non-Controlling Interest	3,516
Foreign exchange translation adjustment	5,335	(62,890)
Net income (loss)	$(1,216,618)	(1,160,271)
Basic income (loss) per share attributable to the Company	$(0.09)	$(0.09)
Diluted income (loss) per share attributable to the Company	$(0.09)	$(0.09)

Basic weighted average number of shares	14,094,536	11,874,361
Diluted weighted average number of shares	14,094,536	11,874,361

Revenues

Revenues for the three months ended March 31, 2017 increased by 76% as compared to the three months ended March 31, 2016. The increase in revenue was primarily attributable to additional revenues from our acquisitions, with DCM contributing 73% percent of the total increase and ATCG, Virtuoso and Bigtech contributing 15%, 4% and 4%, respectively, of the total increase. Our existing customers accounted for the remaining 4% of the total increase in revenues.

Gross Margin

Our gross margin was 27% for the three months ended March 31, 2017, as compared to 23% for the three months ended March 31, 2016. The improved gross margin is due to additional project based revenues. Our target gross margins are anticipated in the range of 25% -30% based on the mix of project revenues and professional service revenues. However, there is no assurance that we will achieve the anticipated gross margin.

During first quarter of 2016, the Company erroneously classified approximately $1.5 million of expenses as general and administrative expenses which should have been classified as cost of revenue. The Company has corrected this error in this quarterly report. The reclassification did not change the Company’s net income or loss for the periods reported.

Selling and Marketing Expenses

Selling and marketing expenses were $332,310 for the three months ended March 31, 2017, compared to $31,350 for the three months ended March 31, 2016. The increase in selling and marketing expenses was directly attributable to our acquisitions, with 82% of the increase attributable to DCM, 6% to ATCG and the remaining 12% of the total increase attributable to increased marketing expenses of Ameri and Partners and Ameri Georgia.

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

G&A expenses for the three months ended March 31, 2017 were $2,701,145 as compared to $2,110,336 for the three months ended March 31, 2016. $464,750 of the increase was attributable to our stock based compensation expense due to grants made to our employees and $132,420 was attributable to additional non-billable staff we added in connection with our acquisitions.

During first quarter of 2016, the Company erroneously classified approximately $1.5 million of expenses as general and administrative expenses which should have been classified as cost of revenue. The Company has corrected this error in this quarterly report. The reclassification did not change the Company’s net income or loss for the periods reported.

Acquisition Related Expenses

Acquisition related expenditures of $209,344 and $375,405 occurred during the three months ended March 31, 2017 and March 31, 2016, respectively. These expenditures included legal fees, integration expenses and other acquisition related costs. The decrease is due to the decline in acquisition related activities in the first quarter of 2017 as compared to the first quarter of 2016.

Depreciation and Amortization

Depreciation and amortization expense amounted to $689,100 for the three months ended March 31, 2017, as compared to $111,628 for the three months ended March 31, 2016. We capitalized the customer lists acquired during various acquisitions between April 2016 and March 31 2017, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income

Our operating income (loss) was (630,549) for the three months ended March 31, 2017, as compared to (981,316) for the three months ended March 31, 2016. This reduction was mainly due to increased gross margins.

Interest Expense

Our interest expense for the three months ended March 31, 2017 was $90,806 as compared to $113,746 for the three months ended March 31, 2016. The decrease is mainly due to changes in interest rates charged by our lenders.

Liquidity and Capital Resources

Our cash position was $1,812,600 as of March 31, 2017, as compared to $1,379,887 as of December 31, 2016, an increase of $432,713 primarily due to the sale and issuance of the 2017 Notes.

Cash used for operating activities was $837,933 during the three months ended March 31, 2017 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $321,963 during the three months ended March 31, 2017 primarily due to acquisitions of ATCG. Cash provided by financing activities was $1,592,609 during the three months ended March 31, 2017 and was attributable to the issuance of additional shares for our ATCG acquisition, the 2017 Notes and increased borrowing under our line of credit with Sterling National Bank.

On July 1, 2016, the Company entered into that certain Loan and Security Agreement (the "Loan Agreement"), with its wholly-owned subsidiaries Ameri and Partners Inc and Ameri Georgia, as borrowers (the "Borrowers"), the Company and its wholly-owned subsidiaries Linear Logics, Corp. and WinHire Inc serving as guarantors, the Company's Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, "Sterling"). The Company joined DCM, Virtuoso and ATCG as borrowers under the Loan Agreement following their respective acquisition.

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

The Loan Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to not permit capital expenditures above $150,000 in any fiscal year, maintain a fixed charge coverage ratio of not less than 2.00 to 1.00 and maintain certain debt to EBITDA ratios. The Loan Agreement also requires the Company and Borrowers to obtain Sterling's consent before making any permitted acquisitions.  The amounts borrowed by the Borrowers under the Loan Agreement are guaranteed by the guarantors, and the Loan Agreement is secured by substantially all of the Borrowers’ assets.

The principal amount of the Term Loan will be repaid as follows: (i) equal consecutive monthly installments in the amount of $33,333.33 each, paid on the first day of each calendar month and (ii) one final payment of the entire remaining principal balance, together with all accrued unpaid interest on the Term Loan maturity date.

To date, the Company is not in conformance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received a waiver from Sterling National Bank for its non-compliance with the Loan Agreement through March 31, 2017 in exchange for the payment of a fee of $5,000.  The Company is currently negotiating a waiver with Sterling National Bank to waive the Company's compliance with the Loan Agreement during the second quarter of 2017 in exchange for the payment of an additional fee that is to be determined. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

Principal repaid on the term loan during the period ended March 31, 2017 was $100,000.  The short term and long term loan outstanding balances on the term loan as of March 31,2017 are $399,996 and $1,023,474, respectively. The revolving line of credit outstanding balance as of March 31, 2017 was $2,440,971.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $17,637 and a line of credit for $373,040 as of March 31, 2017.  The Bigtech line of credit is with an Indian bank, HDFC Bank Limited and was entered into on June 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020.  The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech.

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

The 2017 Notes are convertible into shares of our common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by the Company with the SEC in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of the Company's common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The 2017 Notes rank junior to our secured credit facility with Sterling. The 2017 Notes also include certain negative covenants including, without the investors' approval, restrictions on dividends and other restricted payments and reclassification of its stock.

Accounts Receivable

Accounts receivable for the period ended March 31, 2017 were $9,590,446 as compared to $8,059,910 as on December 31,2016. The increase is due to acquisition of ATCG during the period ended March 31, 2017.

Accounts Payable

Accounts payable for the period ended March 31, 2017 was $4,468,533 as compared to $5,130,817 as on December 31,2016. The decrease is primarily due to the payoff of accumulated accounts payable during the three months ended March 31, 2017.

Accrued Expenses

Accrued expenses for the period ended March 31, 2017 was $3,147,210 as compared to $2,165,088 as on December 31,2016. Our acquisition of ATCG led to an increase of accrued expenses of $819,574.

Operating Activities

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various statements of work. Our primary uses of cash for operating activities are for personnel-related expenditures, leased facilities and taxes.

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

Intangible Assets. We capitalize the customer lists received from each of our acquisition considering projected revenue from the top 8 to 10 customers over a period of three years. The customer lists from each acquisition are amortized over a period of 60 months.

Goodwill. We capitalize the excess of capitalized intangible assets of an acquisition over the purchase consideration as goodwill in for each of our acquisitions. Impairment of goodwill is analyzed on an annual basis as per Company policy.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for fiscal 2019, including interim periods within that reporting period, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing." This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. We do not believe that the new standard will have a material impact on our consolidated financial statements.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2017 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "anticipated," "expectation," "continued," "future," "forward," "potential," "estimate," "estimated," "forecast," "project," "encourage," "opportunity," "goal," "objective," "could," "expect," "expected," "intend," "plan," "planned," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified as delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; and (13) changes in our utilization levels. In evaluating these statements, you should specifically consider various factors described above. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, being March 31, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are not yet effective as of the end of the period covered by this report as noted below in management's report on internal control over financial reporting. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of March 31, 2017, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This Quarterly Report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Quarterly Report.

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

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A, Risk Factors, in our fiscal 2017 Annual Report on Form 10-K filed with the SEC on March 31, 2017.

We do not believe that there have been any other material additions or changes to the risk factors previously disclosed in our fiscal 2017 Annual Report on Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The issuance of shares of common stock to the former shareholders of ATCG and the issuance of the 2017 Notes were each previously disclosed on our Current Reports on Form 8-K, filed with the SEC on March 13, 2017 and March 8, 2017, respectively, and such issuances were made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) of the Securities Act as a private offering. Such issuances of the 2017 Notes and the shares to the former shareholders of ATCG did not involve a public offering, and each was made without general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

To date, the Company is not in conformance with the financial covenants contained in its Loan Agreement with Sterling National Bank. The Company received a waiver from Sterling National Bank for its non-compliance with the Loan Agreement through March 31, 2017 in exchange for the payment of a fee of $5,000. The Company is currently negotiating a waiver with Sterling National Bank to waive the Company's compliance with the Loan Agreement during the second quarter of 2017 in exchange for the payment of an additional fee that is to be determined. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

The Company is yet to make the dividend payment on its Series A Preferred Stock that was payable on March 31, 2017.  The Company will pay the sole holder of the Series A Preferred Stock, the accrued dividend in-kind (common stock of AMRH) pursuant to the terms of the Certificate of Designation contemporaneously with the filing of the Quarterly Report of Form 10-Q for the quarter ended March 31, 2017.

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

3.3
Corrected Certificate of Designation of Rights and Preferences of 9.00% Series A Cumulative Preferred Stock (filed as Exhibit 3.3 to Ameri Holdings, Inc.’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on April 18, 2017 and incorporated herein by reference).

3.4
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

10.3
Employment Letter, dated April 24, 2016, between Ameri and Partners Inc and Viraj Patel (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on April 25, 2017 and incorporated herein by reference).

10.4
Form of Securities Purchase Agreement for 2017 Notes Investors (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

10.5
Exchange Agreement, dated as of December 30, 2016, between Ameri Holdings, Inc. and Lone Star Value Investors, LP (filed as Exhibit 10.1 to Ameri Holdings, Inc.'s Current Report on Form 8-K filed with the SEC on January 4, 2017 and incorporated herein by reference).

10.6
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
101**
The following materials from Ameri Holdings, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders' Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Furnished herewith.
**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May 2017.

AMERI Holdings, Inc.

By:	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer (Principal Accounting Officer)