Form 10-Q/A
period 2017-03-31
AMERI Holdings, Inc.
filed 2017-05-15
CIK 890821

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to AMERI Holdings, Inc.'s  (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission on May 12, 2017 (the "Form 10-Q"), is solely to amend and restate Part I, Item 1, Part I, Item 2 and Part II, Item 3 to correct the disclosure in those sections related to the reclassification of certain general and administrative expenses as costs of revenue for the quarter ended March 31, 2016 and the payment of an in-kind dividend on the Company’s Series A Preferred Stock, as well as certain typographical errors.  No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, the original Form 10-Q.

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

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016

Net revenue	$12,340,927	$7,012,964
Cost of revenue	9,039,577	5,757,307
Gross profit	3,301,350	1,255,657

Operating expenses:
Selling and marketing	332,310	31,350
General and administration	2,701,145	1,718,590
Acquisition related expenses	209,344	375,405
Depreciation and amortization	689,100	111,628
Operating expenses	3,931,899	2,236,973
Operating income (loss):	(630,549)	(981,316)

Interest expense	(90,806)	(113,746)
Interest income/other income	-	2,005
Other expense	(4,149)	(2,304)
Total other income (expenses)	(94,955)	(114, 045)
Income (loss) before income taxes	(725,504)	(1,095,361)
Income tax benefit (provision)		(2,020)
Net income (loss) after tax	(725,504)	(1,097,381)
Dividend on Preference Shares	(499,965)	-
Net income (loss) attributable to the Company	(1,225,469)	(1,097,381)
Non-Controlling Interest	3,516
Foreign exchange translation adjustment	5,335	(62,890)
Net income (loss)	$(1,216,618)	(1,160,271)
Basic income (loss) per share attributable to the Company	$(0.09)	$(0.09)
Diluted income (loss) per share attributable to the Company	$(0.09)	$(0.09)

Basic weighted average number of shares	14,094,536	11,874,361
Diluted weighted average number of shares	14,094,536	11,874,361

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

During first quarter of 2016, the Company erroneously classified approximately $1.9 million of expenses as general and administrative expenses which should have been classified as cost of revenue. The Company has corrected this error in the current filing. The reclassification did not change the Company’s net income or loss for the period reported.

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

The Company's intangible assets consist of the customer lists acquired from the Company's acquisition of WinHire Inc, Ameri Georgia, DCM, Virtuoso, Bigtech and ATCG. The products acquired from the acquisition of Linear Logics. Corp. and the amount spent on improving those products are also categorized as intangible assets and are being amortized over the useful life of those products.

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

The Company has yet to make the dividend payment on its Series A Preferred Stock that was payable on March 31, 2017.  The Company will pay the sole holder of the Series A Preferred Stock the accrued dividend in-kind pursuant to the terms of the Certificate of Designation contemporaneously with the filing of the Quarterly Report of Form 10-Q for the quarter ended March 31, 2017.

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

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1,250,000 from four accredited investors, including one of the Company's directors, Dhruwa N. Rai. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

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

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;

•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;

•	Our ability to acquire other technology services companies and integrate them with our existing business;

•	Our ability to raise additional equity capital, if and when we needed; and

•	Our ability to control our costs of operation as we expand our organization and capabilities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016

Net revenue	$12,340,927	$7,012,964
Cost of revenue	9,039,577	5,757,307
Gross profit	3,301,350	1,255,657

Operating expenses:
Selling and marketing	332,310	31,350
General and administration	2,701,145	1,718,590
Acquisition related expenses	209,344	375,405
Depreciation and amortization	689,100	111,628
Operating expenses	3,931,899	2,236,973
Operating income (loss):	(630,549)	(981,316)

Interest expense	(90,806)	(113,746)
Interest income/other income	-	2,005
Other expense	(4,149)	(2,304)
Total other income (expenses)	(94,955)	(114, 045)
Income (loss) before income taxes	(725,504)	(1,095,361)
Income tax benefit (provision)		(2,020)
Net income (loss) after tax	(725,504)	(1,097,381)
Dividend on Preference Shares	(499,965)	-
Net income (loss) attributable to the Company	(1,225,469)	(1,097,381)
Non-Controlling Interest	3,516
Foreign exchange translation adjustment	5,335	(62,890)
Net income (loss)	$(1,216,618)	(1,160,271)
Basic income (loss) per share attributable to the Company	$(0.09)	$(0.09)
Diluted income (loss) per share attributable to the Company	$(0.09)	$(0.09)

Basic weighted average number of shares	14,094,536	11,874,361
Diluted weighted average number of shares	14,094,536	11,874,361

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

Gross Margin

Our gross margin was 27% for the three months ended March 31, 2017, as compared to 18% for the three months ended March 31, 2016. The improved gross margin is due to additional project based revenues. Our target gross margins are anticipated in the range of 25% to 30% based on the mix of project revenues and professional service revenues. However, there is no assurance that we will achieve the anticipated gross margin.

During first quarter of 2016, the Company erroneously classified approximately $1.9 million of expenses as general and administrative expenses which should have been classified as cost of revenue. The Company has corrected this error in this quarterly report. The reclassification did not change the Company’s net income or loss for the periods reported.

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

G&A expenses for the three months ended March 31, 2017 were $2,701,145 as compared to $1,718,590 for the three months ended March 31, 2016. $464,750 of the increase was attributable to our stock based compensation expense due to grants made to our employees and $517,805 was attributable to additional non-billable staff we added in connection with our acquisitions.

During first quarter of 2016, the Company erroneously classified approximately $1.9 million of expenses as general and administrative expenses which should have been classified as cost of revenue. The Company has corrected this error in this quarterly report. The reclassification did not change the Company’s net income or loss for the periods reported.

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

The Company has yet to make the dividend payment on its Series A Preferred Stock that was payable on March 31, 2017.  The Company will pay the sole holder of the Series A Preferred Stock the accrued dividend in-kind pursuant to the terms of the Certificate of Designation contemporaneously with the filing of this Quarterly Report of Form 10-Q for the quarter ended March 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2017.

AMERI Holdings, Inc.

By:	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer (Principal Accounting Officer)