Form 10-Q
period 2017-06-30
AMERI Holdings, Inc.
filed 2017-08-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017	Commission file number 000-26460

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:732-243-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 10, 2017, 14,650,412 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2017 and 2016 and for the Six Months Ended June 30, 2017 and 2016.	4
Unaudited Condensed Consolidated Statements of Cash Flows as of June 30, 2017 and December 31, 2016	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 - Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	27

Item 1A - Risk Factors	27

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 - Defaults upon Senior Securities	27

Item 4 - Mine Safety Disclosures	28

Item 5 – Other Information	28

Item 6 – Exhibits	28

Signatures	30

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,041,133	$1,379,887
Accounts receivable	8,720,203	8,059,910
Investments	82,908	82,908
Other current assets	907,501	542,237
Total current assets	10,751,745	10,064,942
Other assets:
Property and equipment, net	107,533	100,241
Intangible assets, net	11,058,035	8,764,704
Acquired goodwill	21,886,567	17,089,076
Deferred income tax assets, net	3,488,960	3,488,960
Total other assets	36,541,095	29,442,981
Total assets	$47,292,840	$39,507,923

Current liabilities:
Line of credit	4,105,454	3,088,890
Accounts payable	3,945,303	5,130,817
Other accrued expenses	2,813,292	2,165,088
Bank term loan	406,031	405,376
Consideration payable – cash	3,626,738	1,854,397
Consideration payable – equity	196,251	64,384
Dividend payable	499,965	-
Total current liabilities	15,593,034	12,708,952
Long- term liabilities:
Convertible notes	1,250,000	-
Bank term loan	1,333,718	1,536,191
Consideration payable – cash	3,502,500	2,711,717
Consideration payable – equity	11,993,722	10,887,360
Total long-term liabilities	18,079,940	15,135,268
Total liabilities	33,672,974	27,844,220

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 373,708 issued and outstanding as of June 30, 2017 and 363,611 as of December 31, 2016	3,737	3,636
Common stock, $0.01 par value; 100,000,000 shares authorized, 14,650,412 and 13,885,972 issued and outstanding as of June 30, 2017 and December 31, 2016 respectively.	146,503	138,860
Additional paid-in capital	22,289,906	15,358,839
Accumulated deficit	(8,827,876)	(3,833,588)
Accumulated other comprehensive income (loss)	(4,276)	(7,426)
Non-controlling interest	11,872	3,382
Total stockholders’ equity	13,619,866	11,663,703
Total liabilities and stockholders’ equity	$47,292,840	$39,507,923

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Revenue	$12,268,259	$6,686,938	$24,609,186	$13,699,902
Cost of revenue	9,935,468	5,169,538	18,975,045	10,926,845
Gross profit	2,332,791	1,517,400	5,634,141	2,773,057

Operating expenses
Selling and marketing	434,895	135,329	767,205	166,679
General and administration	4,405,377	1,977,510	7,106,522	3,696,100
Acquisition related expenses	175,136	239,815	384,480	615,220
Depreciation and amortization	825,657	101,385	1,514,757	213,013
Operating expenses	5,841,065	2,454,039	9,772,964	4,691,012
Operating income (loss)	(3,508,274)	(936,639)	(4,138,823)	(1,917,955)
Interest expenses	(164,343)	(270,514)	(255,149)	(384,260)
Changes in estimates	400,000	-	400,000	-
Other expense – net	8,624	(1,862)	4,475	(2,161)
Income (loss) before income taxes	(3,263,993)	(1,209,015)	(3,989,497)	(2,304,376)
Tax benefit / (provision)	-	-	-	-
Income after income taxes	(3,263,993)	(1,209,015)	(3,989,497)	(2,304,376)
Net income attributable to non-controlling interest	(15,388)	-	(11,872)	-
Net income (loss) attributable to the Company	(3,279,381)	(1,209,015)	(4,001,369)	(2,304,376)
Dividend on preferred stock	(504,826)	-	(1,004,791)	-
Net loss attributable to common stock holders	(3,784,207)	(1,209,015)	(5,006,160)	(2,304,376)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(2,185)	(2,808)	3,150	(65,698)
Comprehensive income/(loss)	$(3,786,392)	$(1,211,823)	$(5,003,010)	$(2,370,074)
Comprehensive income/(loss) attributable to the Company	(3,771,004)	(1,211,823)	(4,991,138)	(2,370,074)
Comprehensive income/(loss) attributable to the non-controlling interest	(15,388)	-	(11,872)	-
	(3,786,392)	(1,211,823)	(5,003,010)	(2,370,074)

Basic income (loss) per share	$(0.26)	$(0.09)	$(0.35)	$(0.19)
Diluted income (loss) per share	$(0.26)	$(0.09)	$(0.35)	$(0.19)

Basic weighted average number of common shares outstanding	14,610,609	12,845,057	14,352,573	12,359,709
Diluted weighted average number of common shares outstanding	14,610,609	12,845,057	14,352,573	12,359,709

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016

Cash flow from operating activities
Comprehensive income/(loss)	$(5,003,010)	$(2,370,074)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	1,514,757	213,013
Provision for Preference dividend	1,004,791	-
Changes in estimate of contingent consideration	(400,000)	-
Stock, option, restricted stock unit and warrant expense	2,470,980	443,705
Foreign exchange translation adjustment	3,150	-
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(660,293)	738,512
Other current assets	(365,264)	(137,412)
Increase (decrease) in:
Accounts payable and accrued expenses	(266,100)	946,105
Net cash provided by (used in) operating activities	(1,700,989)	(166,151)
Cash flow from investing activities
Purchase of fixed assets	(7,800)	(130,394)
Acquisition consideration	(694,711)	(3,232,168)
Investments	-	82,908
Net cash used in investing activities	(702,511)	(3,279,654)
Cash flow from financing activities
Proceeds from bank loan and convertible notes	2,064,746	171,434
Additional stock issued	-	5,000,000
Non-controlling interest	-	-
Net cash provided by financing activities	2,064,746	5,171,434
Net increase (decrease) in cash and cash equivalents	(338,754)	1,725,629
Cash and cash equivalents as at beginning of the period	1,379,887	1,878,034
Cash at the end of the period	$1,041,133	$3,603,663

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

NOTE 1.	ORGANIZATION:

AMERI Holdings, Inc. is a fast-growing technology services company which provides SAP cloud, digital and enterprise services to clients worldwide. Headquartered in Princeton, New Jersey Ameri100 has offices in the U.S. and Canada.  The Company additionally has global delivery centers in India. With its bespoke engagement model, Ameri100 delivers transformational value to its clients across industry verticals.

NOTE 2.	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Certain information and disclosure notes normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

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

The Company’s year-end is December 31. Ameri and Partners Inc, the Company’s wholly-owned operating subsidiary that was the accounting acquirer in connection with the Company’s May 2015 reverse merger, changed its fiscal year end from March 31 to December 31 pursuant to the merger, so that all of the Company’s subsidiaries’ year-ends are consistent with the year-end of the Company.

During the first quarter of 2016, the Company erroneously classified approximately $1.9 million of expenses as general and administrative expenses which should have been classified as cost of revenue. The Company has corrected this error in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. The reclassification did not change the Company’s net income or loss for the period reported.

The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

New Standards to Be Implemented

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing.” The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. The Company is in process of evaluating the impact of the foregoing updates.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2018. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. The Company is currently evaluating the effect this new standard will have on its consolidated financial statements and related disclosures. The Company does not expect the requirement to recognize a right-of-use asset and a lease liability for operating leases to have a material impact on the presentation of its consolidated statements of financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Based on its current assessment, the Company does not expect the adoption of this update to have a material impact on its consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which is intended to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. This new standard requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017 including interim periods within those fiscal years, but earlier adoption is permitted.  The Company does not believe the adoption of this new standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, simplifying the Test for Goodwill Impairment. Under this new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The Company is in process of evaluating the impact of these updates.

In January 2017, the FASB issued ASU No. 2017-01, clarifying the Definition of a Business, which clarifies and provides a more robust framework to use in determining when a set of assets and activities is a business. The amendments in this update should be applied prospectively on or after the effective date. This update is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is permitted for acquisition or deconsolidation transactions occurring before the issuance date or effective date and only when the transactions have not been reported in issued or made available for issuance financial statements. The Company does not believe the adoption of this new standard will have a material impact on its consolidated financial statements.

Standards Implemented

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The guidance eliminates the requirement that an acquirer in a business combination account for a measurement period adjustment retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which the amount of the adjustment is determined. In addition, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date should be presented separately on the face of the income statement or disclosed in the notes. This guidance was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. This guidance did not have a material impact on the Company’s consolidated financial results.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation”. The new guidance changes the accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the Consolidated Statement of Cash Flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This guidance did not have a material impact on the Company’s consolidated financial results.

NOTE 3.	BUSINESS COMBINATIONS

Acquisition of Ameri Georgia

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

The valuation of Ameri Georgia was made on the basis of its projected revenues. The accounting acquisition date for Ameri Georgia was determined on the basis of the date when the Company acquired control of Ameri Georgia, in accordance with FASB codification ASU 805-10-25-6 for business combinations. That ASU provides that the date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date. However, the acquirer might obtain control on a date that is either earlier or later than the closing date. For example, the acquisition date precedes the closing date if a written agreement provides that the acquirer obtains control of the acquiree on a date before the closing date. An acquirer shall consider all pertinent facts and circumstances in identifying the acquisition date.  The term sheet and the Share Purchase Agreement that were entered into by the Company and Ameri Georgia contained agreements by the parties that the Company acquired control of Ameri Georgia’s accounts payable, accounts receivable and business decisions as of September 1, 2015. In addition, on that date, the Company became responsible for performance of Ameri Georgia’s existing contracts. Accordingly, the Company has recognized September 1, 2015 as the accounting acquisition date.

The total purchase price of $9,910,817 was allocated to net working capital of $4.6 million, intangibles of $1.8 million, taking into consideration projected revenue from the acquired list of Ameri Georgia customers over a period of three years, and goodwill. The excess of total purchase price over the net working capital and intangibles allocations has been allocated to goodwill.

The Company paid $261,876 in cash to the former shareholders of Ameri Georgia as earn-out payments during the six months ended June 30, 2017.

Acquisition of Bigtech Software Private Limited

On June 23, 2016, we entered into a definitive agreement to acquire Bigtech Software Private Limited (“Bigtech”), a pure-play SAP services company providing a complete range of SAP services including turnkey implementations, application management, training and basis ABAP support. Based in Bangalore, India, Bigtech offers SAP services to improve business operations at companies of all sizes and verticals. The acquisition of Bigtech was effective as of July 1, 2016, and the total consideration for the acquisition of Bigtech was $850,000, consisting of:

(a)	A cash payment in the amount of $340,000, which was due within 90 days of closing and was paid on September 22, 2016;

(b)
Warrants for the purchase of 51,000 shares of our common stock (valued at approximately $250,000 based on the $6.51 closing price of our common stock on the closing date of the acquisition), with such warrants exercisable for two years; and

(c)
$255,000, which may become payable in cash earn-outs to the sellers of Bigtech, if Bigtech achieves certain pre-determined revenue and EBITDA targets in 2017 and 2018. We estimate the earn-out payments to be earned at 100% of the targets set forth in the purchase agreement.

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

Acquisition of Virtuoso

On July 22, 2016, we, through wholly-owned acquisition subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C. (“Virtuoso”), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among us, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the “Sole Member”). Virtuoso is a SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso’s name was changed to Ameri100 Virtuoso Inc. The Virtuoso acquisition did not constitute a significant acquisition for the Company.

The total purchase price paid to the Sole Member for the acquisition of Virtuoso was $1,831,881 consisting of:

(a)	A cash payment in the amount of $675,000, which was due within 90 days of closing and was paid on October 21, 2016;

(b)	101,250 shares of our common stock at closing, valued at approximately $700,000 based on the $6.51 closing price of our common stock on the closing date of the acquisition; and

(c)	Earn-out payments in cash and stock of $450,000 and approximately $560,807, respectively, to be paid, if earned, through the achievement of annual revenue and gross margin targets in 2017, 2018 and 2019. Out of the total contingent consideration of approximately $1,000,000, we only considered 50% of the earn-out in the purchase price, mainly due to the reorganization of Virtuoso.

The total purchase price of $1,831,881 was allocated to intangibles of $0.9 million, taking into consideration projected revenue from the acquired list of Virtuoso customers over a period of three years, and the balance was allocated to goodwill.  The Virtuoso earn-out payments for 2016 amounted to $64,736 in cash and 12,408 shares of common stock, which were delivered to the Sole Member during the quarter ended June 30, 2017.

Acquisition of Ameri Arizona

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C. (“Ameri Arizona”), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, Ameri Arizona, all of the members of Ameri Arizona, Giri Devanur and Srinidhi “Dev” Devanur, our President and Chief Executive Officer and Executive Vice Chairman, respectively. In July 2017, the name of DC&M Partners, L.L.C. was changed to Ameri100 Arizona LLC. Ameri Arizona is a SAP consulting company headquartered in Chandler, Arizona. Ameri Arizona provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products. Ameri Arizona is also a SAP-certified software partner, having launched its SAP reporting, extraction and distribution tool called “IRIS”. Ameri Arizona services clients in diverse industries, including retail, apparel/footwear, third-party logistics providers, chemicals, consumer goods, energy, high-tech electronics, media/entertainment and aerospace.

The aggregate purchase price for the acquisition of Ameri Arizona was $15,816,000 consisting of:

(a)	A cash payment in the amount of $3,000,000 at closing;

(b)
1,600,000 shares of our common stock (valued at approximately $10.4 million based on the $6.51 closing price of our common stock on the closing date of the acquisition), which are to be issued on July 29, 2018 or upon a change of control of our company (whichever occurs earlier); and

(c)	Earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, through the achievement of annual revenue and gross margin in 2017 and 2018.

The total purchase price of $15,816,000 was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill.  Based on the Company’s current estimates of the consideration payable under the purchase agreement, the Company does not believe the Ameri Arizona will achieve its earn-out for 2017 and has reduced the consideration payable estimates by $400,000 in its income statement for the quarter ended June 30, 2017. The Company is also currently negotiating with the former members of Ameri Arizona regarding the Company’s earn-out payment obligations.  The Company paid $300,000 in earn-out payments during the quarter ended June 30, 2017 for earn-out amounts earned prior to such date.

Acquisition of Ameri California

On March 10, 2017, we acquired 100% of the shares of ATCG Technology Solutions, Inc. (“Ameri California”), a Delaware corporation, pursuant to the terms of a Share Purchase Agreement among the Company, ATCG, all of the stockholders of Ameri California (the “Stockholders”), and the Stockholders’ representative. In July 2017, the name of ATCG Technology Solutions, Inc. was changed to Ameri100 California Inc.  Ameri California provides U.S. domestic, offshore and onsite SAP consulting services and has its main office in Folsom, California. Ameri California specializes in providing SAP Hybris, SAP Success Factors and business intelligence services.

The aggregate purchase price for the acquisition of Ameri California was $8,784,533, consisting of:

(a)	576,923 shares of our common stock, valued at approximately $3.8 million based on the closing price of our Common Stock on the closing date of the acquisition;

(b)
Unsecured promissory notes issued to certain of Ameri California’s selling Stockholders for the aggregate amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018);

(c)
Earn-out payments in shares of our common stock (up to an aggregate value of $1,200,000 worth of shares) to be paid, if earned, in each of 2018 and 2019 based on certain revenue and EBITDA targets as specified in the purchase agreement. We estimate those targets will be fully achieved; and

(d)	An additional cash payment of $55,687 for cash that was left in Ameri California at closing.

The total purchase price of $8,784,533 was allocated to intangibles of $3.75 million, taking into consideration projected revenue from the acquired list of Ameri California customers over a period of three years, and goodwill. The excess of total purchase price over the intangibles allocation has been allocated to goodwill.

For this acquisition, the net cash outflow in 2017 was $ 55,687.

Presented below is the summary of the foregoing acquisitions:

Allocation of purchase price in millions of U.S. dollars
Asset Component	Ameri Georgia	Bigtech	Virtuoso	Ameri Arizona	Ameri California
Intangible Assets	1.8	0.6	0.9	5.4	3.8
Goodwill	3.5	0.3	0.9	10.4	5.0
Working Capital
Current Assets
Cash	1.4	-	-	-	-
Accounts Receivable	5.6	-	-	-	-
Other Assets	0.2	-	-	-	-
	7.3	-	-	-	-
Current Liabilities
Accounts Payable	1.3	-	-	-	-
Accrued Expenses & Other Current Liabilities	1.3	-	-	-	-
	2.7	-	-	-	-
Net Working Capital Acquired	4.6	-	-	-	-

Total Purchase Price	9.9	0.9	1.8	15.8	8.8

The Company has $19,319,211, in total towards consideration payable including contingent consideration payable for its acquisitions, consisting of $7,129,238 in cash obligations and $12,189,973 worth of common stock to be issued (assuming a per share price of $6.51). Out of $19,319,211, $5,346,688 is towards contingent consideration payable on earn-outs.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended June 30, 2017.

NOTE 5.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the “Plan”). The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants. The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. We granted options to purchase 185,000 shares of our common stock and 98,669 restricted stock units pursuant to the Plan during the six months ended June 30, 2017. Share based compensation expense for the period ended June 30, 2017 was $2,353,982. During the current quarter 174,680 restricted stock units were cancelled and an accelerated cost of $792,764 due to such cancellation has been accounted for as stock based compensation expense.  As of June 30, 2017, out of the 2,000,000 shares available under the Plan, aggregate grants of 1,690,358 shares of our common stock had been granted as options and restricted stock units.

NOTE 6.	INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using the straight-line method. Amortization expense was $1,459,592 during the six months ended June 30, 2017. This amortization expense relates to customer lists and products capitalized on our balance sheet, which expire through 2020.

As of June 30, 2017, and December 31, 2016, capitalized intangible assets were as follows:

	June 30, 2017	December 31, 2016

Capitalized intangible assets	$12,517,627	$10,074,546
Accumulated amortization	1,459,592	1,309,842
Total intangible assets	$11,058,035	$8,764,704

Our amortization schedule is as follows:

Years ending December 31,	Amount
2017	$1,470,513
2018	2,955,873
2019	2,727,968
2020	2,652,000
2021	1,251,681
Total	$11,058,035

The Company’s intangible assets consist of the customer lists acquired from the Company’s acquisition of WinHire Inc, Ameri Georgia, Ameri Arizona, Virtuoso, Bigtech and Ameri California. The products acquired from the acquisition of Linear Logics. Corp. and the amount spent on improving those products are also categorized as intangible assets and are being amortized over the useful life of those products.

NOTE 7.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.  Goodwill was comprised of the following amounts:

	June 30, 2017	December 31, 2016
Virtuoso	$939,881	$939,881
Ameri Arizona	10,416,000	10,416,000
Bigtech	299,803	314,555
Ameri Consulting Service Pvt. Ltd.	1,948,118	1,948,118
Ameri Georgia	3,470,522	3,470,522
Ameri California	4,812,243	-
Total	$21,886,567	$17,089,076

As per Company policy, goodwill impairment tests will be conducted on an annual basis and any impairment will be reflected in the Company’s statements of operations.

NOTE 8.	EARNINGS (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	2017	2016
Net income (loss) attributable to common stock holders	$(5,006,160)	$(2,304,376)
Weighted average common shares outstanding	14,352,573	12,359,709
Basic net income (loss) per share of common stock	$(0.35)	$(0.19)
Diluted net income (loss) per share of common stock	$(0.35)	$(0.19)

Share based awards, inclusive of all grants made under the Plan, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti- dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

NOTE 9.	OTHER ITEMS:

The Company paid an in-kind dividend on its Series A Preferred Stock for the quarter ended March 31, 2017 by issuing 10,097 shares of Series A Preferred Stock to the sole holder of the Company’s Series A Preferred Stock. The Company has yet to make the dividend payment on its Series A Preferred Stock which was payable on June 30, 2017.  The Company will pay the sole holder of the Series A Preferred Stock the accrued dividend in-kind pursuant to the terms of the Certificate of Designation contemporaneously with the filing of the Quarterly Report of Form 10-Q for the quarter ended June 30, 2017.

NOTE 10.	BANK DEBT:

On July 1, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with its wholly-owned subsidiaries Ameri and Partners Inc and Ameri Georgia, as borrowers (the “Borrowers”), the Company and its wholly-owned subsidiaries Linear Logics, Corp. and WinHire Inc serving as guarantors, the Company’s Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, “Sterling”). The Company joined Ameri Arizona, Virtuoso and Ameri California as borrowers under the Loan Agreement following their respective acquisition.

Under the Loan Agreement, the Borrowers can borrow up to an aggregate of $10 million, which includes up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes, up to $2 million in principal pursuant to a term loan (the “Term Loan”) for the purpose of a permitted business acquisition and up to $200,000 for letters of credit. A portion of the proceeds of the Loan Agreement were also used to repay the November 20, 2015 credit facility that was entered into between the Company, its wholly-owned subsidiary Ameri Georgia and Federal National Payables, Inc.

The maturity of the loans under the Loan Agreement are as follows:

Revolving Loan Maturity Date: July 1, 2019; provided, however, that the Revolving Loan Maturity Date will extend and renew automatically for successive one-year terms on each anniversary of the initial Revolving Loan Maturity Date (each an “Anniversary Date”) thereafter, unless not less than sixty (60) days prior to any such Anniversary Date, written notice of non-renewal is given by either party to the other, in which case the Revolving Loan Maturity Date will be such next Anniversary Date.

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

The Loan Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to not permit capital expenditures above $150,000 in any fiscal year, maintain a fixed charge coverage ratio of not less than 2.00 to 1.00 and maintain certain debt to EBITDA ratios. The Loan Agreement also requires the Company and Borrowers to obtain Sterling’s consent before making any permitted acquisitions.  The amounts borrowed by the Borrowers under the Loan Agreement are guaranteed by the guarantors, and the Loan Agreement is secured by substantially all of the Borrowers’ assets.

The principal amount of the Term Loan will be repaid as follows: (i) equal consecutive monthly installments in the amount of $33,333.33 each, paid on the first day of each calendar month and (ii) one final payment of the entire remaining principal balance, together with all accrued unpaid interest on the Term Loan maturity date.

The Company has not been in conformance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received a waiver from Sterling National Bank for its non-compliance with the Loan Agreement for the quarter ended March 31, 2017 and June 30, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

If we are unable to obtain future waivers from Sterling National Bank, the bank could declare our loans with it to be in default and elect to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay the outstanding amounts, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement.  The Loan Agreement is also supported by a limited guaranty from Giri Devanur, our President and Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under the Company’s outstanding convertible notes.  We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

Interest paid on the Term Loan during the period ended June 30, 2017 amounted to $69,625. Principal repaid on the Term Loan during the period ended June 30, 2017 was $200,000. The short term and long-term outstanding balances on the Term Loan as of June 30, 2017 was $399,996 and $1,323,470, respectively. The outstanding balance of the Revolving Loans as of June 30, 2017 was $3,794,042.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $16,283 and a line of credit for $311,412 as of June 30, 2017. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on June 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the period ended June 30, 2017 amounted to $20,543 for the term loan and line of credit held by Bigtech.

NOTE 11.	CONVERTIBLE NOTES:

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1,250,000 from four accredited investors, including one of the Company’s directors, Dhruwa N. Rai. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

The 2017 Notes are convertible into shares of our common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by the Company with the Securities and Exchange Commission (the “SEC”) in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of the Company’s common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock.

NOTE 12.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company’s principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $ 151,797and $57,434 for the six months ended June 30, 2017 and 2016, respectively. The increase during the comparative periods is due to the addition of office space through the acquisition of Ameri Arizona, Virtuoso, Bigtech and Ameri California.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2019. The future minimum rental payments under these lease agreements are as follows:

Year ending December 31,	Amount
2017	$124,334
2018	140,828
2019	103,283
2020	70,333
2021	7,371
Total	$446,149

NOTE 13.	FAIR VALUE MEASUREMENT:

The group’s financial instruments consist primarily of cash and cash equivalent, accounts receivable, accounts payable, contingent consideration liability and accrued liabilities. The carrying amounts of accounts receivable, accounts payable, cash and cash equivalents and accrued liabilities are considered to be the same as their fair value, due to their short-term nature.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The current accounting guidance for fair value measurements defines a three-level valuation hierarchy for disclosures as follows:

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

A financial asset or liability’s classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement.

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Level 3
Contingent consideration	$5,346,688	$5,266,488

The following table presents the change in level 3 instruments:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Opening balance	6,192,200	5,266,488
Additions during the period	$-	$1,200,000
Paid/settlements	(445,512)	(719,800)
Total gains recognized in Statement of Operations	(400,000)	(400,000)
Closing balance	5,346,688	5,346,688

Contingent consideration pertaining to the acquisitions referred to in note 3 above as of June 30, 2017 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

The fair value of the contingent consideration was estimated using a discounted cash flow technique with significant inputs that are not observable in the market. The significant inputs not supported by market activity included our probability assessments of expected future cash flows related to the acquisitions during the earn-out period, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the respective terms of the share purchase agreements.

The amount of total gains/(losses) included in our Statement of Operations and Comprehensive Income/(Loss) is attributable to change in fair value of contingent consideration arising from the acquisition of Ameri Arizona were $(400,000) and $0 for the quarter ended June 30, 2017 and the year ended December 31, 2016, respectively.

Note 14.	NON-CONTROLLING INTEREST:

The subsidiaries of the Company are all direct or indirect wholly-owned subsidiaries, except for Bellsoft India Solutions Private Limited (“Bellsoft India”) and Ameritas Technologies India Private Limited, of which the Company held 72% and 76% of the equity of each company, respectively, through March 31, 2017.  On March 31, 2017, Ameri Georgia (parent of Bellsoft India) acquired the remaining 28% of the equity of Bellsoft India held by minority shareholders for approximately $8,200. At the time of the acquisition, the Company reversed the amount payable to non-controlling interest of $3,383 and the same amount was recorded as additional paid-in-capital.

The Company attributes relevant gains and losses to such non-controlling interests for every financial year. During the three months ended June 30, 2017, 2016, and the six months ended June 30, 2017, 2016 the profit attributable to the holders of non-controlling interests amounted to $15,388 and $0 and $11,872 and $0, respectively.

NOTE 15.	SUBSEQUENT EVENTS:

During the third quarter of 2017, the Company began to streamline its operations following the acquisitions of Ameri Arizona and Ameri California. This streamlining is expected to impact about 20 employees and will result in a restructuring charge of approximately $80,000 in the quarter ending September 30, 2017. The Company anticipates that streamlining of its operations will result in annual savings of approximately $1.5 million, inclusive of payroll, benefits, office consolidations and other ancillary employee related costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2016. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” included elsewhere herein.

We use the terms “we,” “our,” “us,” “AMERI” and “the Company” in this report to refer to AMERI Holdings, Inc. and its wholly-owned subsidiaries.

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to our completion of a “reverse merger” transaction on May 26, 2015, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners Inc (“Ameri and Partners”), a Delaware corporation (the “Merger”).  On May 26, 2015, we completed the Merger, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (doing business as Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned operating subsidiary. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the “Merger Agreement”), and in connection with the Merger we changed our name to AMERI Holdings, Inc. We are headquartered in Princeton, New Jersey.

Overview

We specialize in delivering SAPTM cloud, digital and enterprise services to clients worldwide. Our SAP focus allows us to provide technological solutions to a broad and growing base of clients. We are headquartered in Princeton, NJ, and we have offices across the United States, which are supported by offices in India. Our model inverts the conventional global delivery model wherein offshore information technology (“IT”) service providers are based abroad and maintain a minimal presence in the United States. With a strong SAP focus, our client partnerships anchor around SAP cloud services, artificial intelligence, internet of things and robotic process automation. We pursue an acquisition strategy that seeks to disrupt the established business model of offshore IT service providers.

We partnered with NEC Corporation of America (NEC), in February 2017, to offer SAP HANA Migration services. Through this partnership, the Company will offer solutions to its clients aspiring to make the transition from SAP ECC (on-premise) applications to SAP HANA applications. NEC is a leading technology integrator providing integrated communications, analytics, security, biometrics and technology solutions.

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

For the three months ended June 30, 2017 and June 30, 2016, sales to five major customers accounted for 42% and 65% of our total revenue, respectively. Two of our customers each contributed 10% of our revenue for the three months ended June 30, 2017. For the comparable period of 2016, two customers each contributed 23% and 17% of our revenue, respectively.

For the six months ended June 30, 2017 and June 30, 2016, sales to five major customers accounted for 37% and 62% of our total revenue, respectively. Two customers each contributed 10% of our revenue each for the six months ended June 30, 2017. For the comparable period of 2016, two of our customers each contributed 21% and 16% of our revenue, respectively.

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

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;

•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;

•	Our ability to acquire other technology services companies and integrate them with our existing business;

•	Our ability to raise additional capital, if and when needed; and

•	Our ability to control our costs of operation as we expand our organization and capabilities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016 and for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Revenue	$12,268,259	$6,686,938	$24,609,186	$13,699,902
Cost of revenue	9,935,468	5,169,538	18,975,045	10,926,845
Gross profit	2,332,791	1,517,400	5,634,141	2,773,057

Operating expenses
Selling and marketing	434,895	135,329	767,205	166,679
General and administration	4,405,377	1,977,510	7,106,522	3,696,100
Acquisition related expenses	175,136	239,815	384,480	615,220
Depreciation and amortization	825,657	101,385	1,514,757	213,013
Operating expenses	5,841,065	2,454,039	9,772,964	4,691,012
Operating income (loss)	(3,508,274)	(936,639)	(4,138,823)	(1,917,955)
Interest expenses	(164,343)	(270,514)	(255,149)	(384,260)
Changes in estimates	400,000	-	400,000	-
Other expense – net	8,624	(1,862)	4,475	(2,161)
Income (loss) before income taxes	(3,263,993)	(1,209,015)	(3,989,497)	(2,304,376)
Tax benefit / (provision)	-	-	-	-
Income after income taxes	(3,263,993)	(1,209,015)	(3,989,497)	(2,304,376)
Net income attributable to non-controlling interest	(15,388)	-	(11,872)	-
Net income (loss) attributable to the Company	(3,279,381)	(1,209,015)	(4,001,369)	(2,304,376)
Dividend on preferred stock	(504,826)	-	(1,004,791)	-
Net loss attributable to common stock holders	(3,784,207)	(1,209,015)	(5,006,160)	(2,304,376)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(2,185)	(2,808)	3,150	(65,698)
Comprehensive income/(loss)	$(3,786,392)	$(1,211,823)	$(5,003,010)	$(2,370,074)
Comprehensive income/(loss) attributable to the Company	(3,771,004)	(1,211,823)	(4,991,138)	(2,370,074)
Comprehensive income/(loss) attributable to the non-controlling interest	(15,388)	-	(11,872)	-
	(3,786,392)	(1,211,823)	(5,003,010)	(2,370,074)

Basic income (loss) per share	$(0.26)	$(0.09)	$(0.35)	$(0.19)
Diluted income (loss) per share	$(0.26)	$(0.09)	$(0.35)	$(0.19)

Basic weighted average number of common shares outstanding	14,610,609	12,845,057	14,352,573	12,359,709
Diluted weighted average number of common shares outstanding	14,610,609	12,845,057	14,352,573	12,359,709

Revenues

Revenues for the three months ended June 30, 2017 increased by approximately $5.58 million as compared to the three months ended June 30, 2016.  This increase is primarily attributable to our acquisition of Ameri California, Ameri Arizona and Bigtech. For changes in revenue by entity please refer to the table below.

Revenues by subsidiary of the Company
(in millions of U.S. dollars)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Increase (Decrease)
Ameri & Partners	1.48	1.80	(0.32)
Ameri Georgia	4.73	4.89	(0.16)
Bigtech	0.29	-	0.29
Ameri Arizona	3.20	-	3.20
Ameri California	2.56	-	2.56
Total	12.27	6.69	5.58

Revenues for the six months ended June 30, 2017 increased by approximately $10.91 million as compared to the six months ended June 30, 2016. This increase is primarily attributable to our acquisition of Ameri California, Ameri Georgia and Bigtech. For changes in revenue by entity please refer to the table below.

Revenues by subsidiary of the Company (in millions of U.S. dollars)
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Increase (Decrease)
Ameri & Partners	3.38	3.46	(0.09)
Ameri Georgia	10.17	10.24	(0.07)
Bigtech	0.51	-	0.51
Ameri Arizona	7.03	-	7.03
Ameri California	3.52	-	3.52
Total	24.61	13.70	10.91

Gross Margin

Our gross margin was 19% for the three months ended June 30, 2017, as compared to 23% for the three months ended June 30, 2016.  Gross margin from our acquired entities was 23%; without our acquisitions our gross margin was at 15%. The decrease in gross margins from our existing business was due to higher volume discounts, end of high margin contracts and revenue mix.

Our gross margin was 23% for the six months ended June 30, 2017, as compared to 20% for the six months ended June 30, 2016. Gross margin from our acquired entities was 24%; without our acquisitions our gross margin was at 22%.

Our target gross margins are anticipated to be in the range of 25% to 30% based on the mix of project revenues and professional service revenues. However, there is no assurance that we will achieve the anticipated gross margins.

Selling and Marketing Expenses

Selling and marketing expenses were $434,895 for the three months ended June 30, 2017, compared to $135,329 for the three months ended June 30, 2016. The increase in selling and marketing expenses was directly attributable to our acquisition of Ameri Arizona and Ameri California, which occurred subsequent to the comparable prior period.

Selling and marketing expenses were $767,205 for the six months ended June 30, 2017, compared to $166,679 for the six months ended June 30, 2016. The increase in selling and marketing expenses was directly attributable to our acquisition of Ameri Arizona and Ameri California, which occurred subsequent to the comparable prior period.

General and Administration Expenses

General and Administration (“G&A”) expenses include all costs, including rent costs, which are not directly associated with revenue-generating activities, as well as the non-cash expense for stock based compensation. These include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include reorganization costs, legal, accounting and outside consulting fees. Facility costs primarily include rent and communications costs.

G&A expenses for the three months ended June 30, 2017 were $4,405,377 as compared to $1,977,510 for the three months ended June 30, 2016.  G&A expenses increased by $2,427,867, of which $1,562,526 was attributable to our stock based compensation expense due to grants made to our employees and accelerated expenses upon cancellation of restricted stock units. Ameri California, Ameri Arizona and Bigtech added an additional $1,018,717 to our G&A expenses for the three months ended June 30, 2017 as compared to the same period in 2016.  Our G&A expenses for the three months ended June 30, 2017 excluding these acquisitions increased due to our continued fund-raising activity and preparation of a Nasdaq listing application.

G&A expenses for the six months ended June 30, 2017 were $7,106,522 as compared to $3,696,100 for the six months ended June 30, 2016.  G&A expenses increased by $3,410,422, of which $2,027,276 was attributable to our stock based compensation expense due to grants made to our employees and accelerated expenses upon cancellation of restricted stock units. Ameri California, Ameri Arizona and Bigtech added an additional $1,736,843 to our G&A expenses for the six months ended June 30, 2017 as compared to the same period in 2016. The decrease in G&A expenses during the six months ended June 30, 2017 was attributable to the cost synergies we achieved with our previous acquisitions.

Depreciation and Amortization

Depreciation and amortization expense amounted to $825,657 for the three months ended June 30, 2017, as compared to $101,385 for the three months ended June 30, 2016. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Depreciation and amortization expense amounted to $1,514,757 for the six months ended June 30, 2017, as compared to $213,013 for the six months ended June 30, 2016. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating income (loss) was ($3,508,274) for the three months ended June 30, 2017, as compared to ($936,639) for the three months ended June 30, 2016. This increase in loss was mainly due to the increase in G&A expenses of our acquired entities.

Our operating income (loss) was ($4,138,823) for the six months ended June 30, 2017, as compared to ($1,917,955) for the six months ended June 30, 2016. This increase in loss was mainly due to the increase in G&A expenses of our acquired entities.

Interest Expense

Our interest expense for the three months ended June 30, 2017 was $164,343 as compared to $270,514 for the three months ended June 30, 2016. The decrease is mainly due to changes in interest rates charged by our lenders.

Our interest expense for the six months ended June 30, 2017 was $255,149 as compared to $384,260 for the six months ended June 30, 2016. The decrease is mainly due to changes in interest rates charged by our lenders.

Changes in Estimates

Based on our current estimates of consideration payable under the Ameri Arizona purchase agreement, we do not believe Ameri Arizona will achieve its 2017 earn-out and we have adjusted the consideration payable in connection therewith by reducing the estimates by $400,000 and reflecting the adjustment in our income statement for the quarter ended June 30, 2017.

Income taxes

Our provision for income taxes for the three months ended June 30, 2017 and the three months period ended June 30, 2016 was $0 for each period.

Our provision for income taxes for the six months ended June 30, 2017 and the six months period ended June 30, 2016 was $0 for each period.

Acquisition Related Expenses

We had acquisition related expenditures of $384,480 and $615,220 during the six months ended June 30, 2017 and June 30, 2016, respectively. These expenses included acquisition costs and legal, banking and other acquisition related fees incurred in connection with our acquisitions. The decrease is due to the decline in acquisition related activities in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Liquidity and Capital Resources

Our cash position was $1,041,133 as of June 30, 2017, as compared to $1,379,887 as of December 31, 2016, a decrease of $338,754 primarily due to use of fund towards working capital and earn-out payments.

Cash used for operating activities was $1,700,989 during the six months ended June 30, 2017 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $702,511 during the six months ended June 30, 2017. Cash provided by financing activities was $2,064,746 during the six months ended June 30, 2017 and was attributable to the increased borrowing under our line of credit with Sterling National Bank and the issuance of convertible notes.

Due to our current constraints in working capital, we have been unable to pay a few vendors and as a result some of them have threatened legal action against us. We are currently working with these vendors to negotiate longer payment terms until we are able to raise more capital; the Company is trying to mitigate these efforts by raising more capital and through streamlining its operations which will provide cash savings going forward, however there can be no assurance that the Company will be able to secure additional sources of capital. In case we are unable to pay these vendors, they can take legal action against us or stop doing business with us which may have an impact on our revenue.

On July 1, 2016, the Company entered into Loan and Security Agreement (the “Loan Agreement”), with its wholly-owned subsidiaries Ameri and Partners Inc and Ameri Georgia, as borrowers (the “Borrowers”), the Company and its wholly-owned subsidiaries Linear Logics, Corp. and WinHire Inc serving as guarantors, the Company’s Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, “Sterling”). The Company joined Ameri California, Virtuoso and Ameri Arizona as borrowers under the Loan Agreement following their respective acquisition.

Under the Loan Agreement, the Borrowers can borrow up to an aggregate of $10 million, which includes up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes, up to $2 million in principal pursuant to a term loan (the “Term Loan”) for the purpose of a permitted business acquisition and up to $200,000 for letters of credit. A portion of the proceeds of the Loan Agreement were also used to repay the November 20, 2015 credit facility that was entered into between the Company, its wholly-owned subsidiary Ameri Georgia and Federal National Payables, Inc.

The maturity of the loans under the Loan Agreement are as follows:

Revolving Loan Maturity Date: July 1, 2019; provided, however, that the Revolving Loan Maturity Date will extend and renew automatically for successive one-year terms on each anniversary of the initial Revolving Loan Maturity Date (each an “Anniversary Date”) thereafter, unless not less than sixty (60) days prior to any such Anniversary Date, written notice of non-renewal is given by either party to the other, in which case the Revolving Loan Maturity Date will be such next Anniversary Date.

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

The Loan Agreement contains financial and other covenant requirements, including, but not limited to, financial covenants that require the Borrowers to not permit capital expenditures above $150,000 in any fiscal year, maintain a fixed charge coverage ratio of not less than 2.00 to 1.00 and maintain certain debt to EBITDA ratios. The Loan Agreement also requires the Company and Borrowers to obtain Sterling’s consent before making any permitted acquisitions.  The amounts borrowed by the Borrowers under the Loan Agreement are guaranteed by the guarantors, and the Loan Agreement is secured by substantially all of the Borrowers’ assets.

The principal amount of the Term Loan will be repaid as follows: (i) equal consecutive monthly installments in the amount of $33,333.33 each, paid on the first day of each calendar month and (ii) one final payment of the entire remaining principal balance, together with all accrued unpaid interest on the Term Loan maturity date.

The Company has not been in conformance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received a waiver from Sterling National Bank for its non-compliance with the Loan Agreement for the quarter ended March 31, 2017 and June 30, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

If we are unable to obtain future waivers from Sterling National Bank, the bank could declare our loans with it to be in default and elect to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay the outstanding amounts, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement.  The Loan Agreement is also supported by a limited guaranty from Giri Devanur, our President and Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under our convertible notes.  We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

Interest paid on Term Loan during the period ended June 30, 2017 amounted to $69,625 Principal repaid on the Term Loan during the period ended June 30, 2017 was $200,000. The short term and long-term outstanding balances on the Term Loan as of June 30, 2017 was $399,996 and $1,323,470 respectively. The outstanding balance of the Revolving Loans as of June 30, 2017 was $3,794,042.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $16,283 and a line of credit for $311,412 as of June 30, 2017. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on June 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the period ended June 30, 2017 amounted to $20,543 for the term loan and line of credit held by Bigtech.

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1,250,000 from four accredited investors, including one of the Company’s directors, Dhruwa N. Rai. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

The 2017 Notes are convertible into shares of our common stock at a conversion price of (i) in the event that any registration statement for the public offering of common stock filed by the Company with the SEC in connection with an uplisting to a national stock exchange is declared effective by the SEC on or prior to December 31, 2017, such price per share that is equal to 68% of the price per share of common stock offered and sold pursuant to such registration statement, or (ii) if no such registration statement is declared effective by December 31, 2017, such price per share that is equal to the weighted average closing price per share of the Company’s common stock for the 20 trading days immediately preceding December 31, 2017, subject to adjustment under certain circumstances. The 2017 Notes rank junior to our secured credit facility with Sterling. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock.

Accounts Receivable

Accounts receivable for the period ended June 30, 2017 were $8,720,203 as compared to $8,059,910 as on December 31, 2016. The increase is due to acquisition of Ameri California.

Accounts Payable

Accounts payable for the period ended June 30, 2017 were $3,945,300 as compared to $5,130,817 as on December 31, 2016. The decrease is primarily due to the payoff of accumulated accounts payable during the six months ended June 30, 2017.

Accrued Expenses

Accrued expenses for the period ended June 30, 2017 were $2,813,296 as compared to $2,165,088 as on December 31, 2016. Our acquisition of Ameri California led to an increase of accrued expenses of $762,752.

Operating Activities

Our largest source of operating cash flows is cash collections from our customers for different information technology services we render under various statements of work. Our primary uses of cash for operating activities are for personnel-related expenditures, leased facilities and taxes.

Off- Balance Sheet Arrangements

       We do not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for additional information.

Critical Accounting Estimates

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

Revenue Recognition. We recognize revenue in accordance with the Accounting Standard Codification 605 “Revenue Recognition.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to buyer is fixed and determinable, and (4) collectability is reasonably assured. We recognize revenue from information technology services as the services are provided. Service revenues are recognized based on contracted hourly rates, as services are rendered or upon completion of specified contracted services and acceptance by the customer.

Accounts Receivable. We extend credit to clients based upon management’s assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts.

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

Intangible assets. We account for computer software costs developed for internal use in accordance with U.S. GAAP, which requires companies to capitalize certain qualifying costs during the application development stage of the related software development project and to exclude the initial planning phase that determines performance requirements, most data conversion, general and administrative costs related to payroll and training costs incurred. Whenever a software program is considered operational, we consider the project to be completed, place it into service and commence amortization of the development cost in the succeeding month.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2017 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified as delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; (14) competition in our markets; (15) our ability to grow and manage growth profitably; our ability to access additional capital; (16) changes in applicable laws or regulations; (17) the failure to fully integrate acquired businesses; and (18) poor performance of acquired businesses following the closing of the acquisition. In evaluating these statements, you should specifically consider various factors described above. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ,  as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report, being June 30, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not yet effective as of the end of the period covered by this report as noted below in management’s report on internal control over financial reporting. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of June 30, 2017, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This Quarterly Report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Quarterly Report.

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

To date, the Company has not been in conformance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received a waiver from Sterling National Bank for its non-compliance with the Loan Agreement for the quarter ended March 31, 2017 and June 30, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

The Company has yet to make the dividend payment on its Series A Preferred Stock that was payable on June 30, 2017.  The Company will pay the sole holder of the Series A Preferred Stock, the accrued dividend in-kind pursuant to the terms of the Certificate of Designation contemporaneously with the filing of the Quarterly Report of Form 10-Q for the quarter ended June 30, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description

2.1
Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015, among Spatializer Audio Laboratories, Inc., Ameri100 Acquisition, Inc. and Ameri and Partners Inc. (filed as Exhibit 2.1 to AMERI Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on May 26, 2015 and incorporated herein by reference).

2.2
Stock Purchase Agreement by and between Ameri Holdings, Inc. and the shareholders of Ameri Consulting Service Private Limited. (filed as Exhibit 10.3 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

2.3
Share Purchase Agreement, dated as of November 20, 2015, by and among Ameri Holdings, Inc., Bellsoft, Inc., and all of the shareholders of Bellsoft, Inc. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

2.4
Agreement of Merger and Plan of Reorganization, dated as of July 22, 2016, by and among Ameri Holdings, Inc., Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso, L.L.C. and the sole member of Virtuoso, L.L.C. (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2016 and incorporated herein by reference).

2.5
Membership Interest Purchase Agreement, dated as of July 29, 2016, by and among Ameri Holdings, Inc., DC&M Partners, L.L.C., all of the members of DC&M Partners, L.L.C., Giri Devanur and Srinidhi “Dev” Devanur (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2016 and incorporated herein by reference).

2.6
Share Purchase Agreement, dated as of March 10, 2017, by and among Ameri Holdings, Inc., ATCG Technology Solutions, Inc., all of the stockholders of ATCG Technology Solutions, Inc., and the Stockholders’ representative (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of Ameri Holdings, Inc. (filed as Exhibit 3.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

3.2
Certificate of Designation of Rights and Preferences of 9.00% Series A Cumulative Preferred Stock (filed as Exhibit 3.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 4, 2017 and incorporated herein by reference).

3.3
Corrected Certificate of Designation of Rights and Preferences of 9.00% Series A Cumulative Preferred Stock (filed as Exhibit 3.3 to Ameri Holdings, Inc.’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on April 18, 2017 and incorporated herein by reference).

3.4
Amended and Restated Bylaws of Ameri Holdings, Inc. (filed as Exhibit 3.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

4.1
Form of Certificate Representing Shares of common stock of Registrant (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 17, 2015 and incorporated herein by reference).

4.2
Form of common stock Purchase Warrant issued by Ameri Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015 (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

4.3
Common Stock Purchase Warrant, dated May 12, 2016, issued by Ameri Holdings, Inc. to Lone Star Value Investors, LP, dated May 12, 2016 (filed as Exhibit 4.3 to Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016 and incorporated herein by reference).

4.4
Amended and Restated Registration Rights Agreement, dated May 12, 2016, by and between Ameri Holdings, Inc. and Lone Star Value Investors, LP (filed as Exhibit 10.3 to Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016 and incorporated herein by reference).

4.5
Form of 8% Convertible Unsecured Promissory Note due March 2020 (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

4.6
Form of Registration Rights Agreement for 2017 Notes Investors (filed as Exhibit 10.3 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

4.7	Form of 6% Unsecured Promissory Note (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).
10.1
Employment Agreement, dated as of May 26, 2015, between Giri Devanur and Ameri Holdings, Inc. (filed as Exhibit 10.4 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.2
Employment Agreement, dated as of May 26, 2015, between Srinidhi “Dev” Devanur and Ameri Holdings, Inc. (filed as Exhibit 10.5 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.3
Employment Letter, dated April 24, 2016, between Ameri and Partners Inc and Viraj Patel (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2017 and incorporated herein by reference).

10.4
Form of Securities Purchase Agreement for 2017 Notes Investors (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

10.5
Exchange Agreement, dated as of December 30, 2016, between Ameri Holdings, Inc. and Lone Star Value Investors, LP (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 4, 2017 and incorporated herein by reference).

10.6
Loan and Security Agreement, dated as of July 1, 2016, by and among Ameri and Partners Inc, Bellsoft, Inc., Ameri Holdings, Inc., Linear Logics, Corp., Winhire Inc, Giri Devanur, the lenders which become a party to the Loan and Security Agreement, and Sterling National Bank, N.A. (a lender and as agent for the lenders) (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 7, 2016 and incorporated herein by reference).

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial and Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial and Accounting Officer
101**
The following materials from Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Furnished herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2017.

AMERI Holdings, Inc.

By:	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer (Principal Accounting Officer)