Form 10-Q
period 2017-09-30
AMERI Holdings, Inc.
filed 2017-11-13
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017	Commission file number 000-26460

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:732-243-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2017, 15,856,249 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2017 and 2016 and for the Nine Months Ended September 30, 2017 and 2016.	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 - Controls and Procedures	25

PART II - OTHER INFORMATION	26

Item 1 - Legal Proceedings	26

Item 1A - Risk Factors	26

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 - Defaults upon Senior Securities	26

Item 4 - Mine Safety Disclosures	27

Item 5 – Other Information	27

Item 6 – Exhibits	27

Signatures	29

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$844,104	$1,379,887
Accounts receivable	9,167,088	8,059,910
Investments	82,908	82,908
Other current assets	1,321,334	542,237
Total current assets	11,415,434	10,064,942
Other assets:
Property and equipment, net	92,870	100,241
Intangible assets, net	10,253,381	8,764,704
Acquired goodwill	21,886,567	17,089,076
Deferred income tax assets, net	3,488,960	3,488,960
Total other assets	35,721,778	29,442,981
Total assets	$47,137,212	$39,507,923

Current liabilities:
Line of credit	$3,765,391	3,088,890
Accounts payable	4,126,323	5,130,817
Other accrued expenses	3,947,293	2,165,088
Bank term loan	406,156	405,376
Consideration payable – cash	7,129,238	1,854,397
Consideration payable – equity	11,589,973	64,384
Dividend payable	527,979	-
Total current liabilities	31,492,353	12,708,952
Long- term Liabilities:
Convertible notes	1,250,000	-
Bank term loan	1,575,206	1,536,191
Consideration payable – cash	-	2,711,717
Consideration payable – equity	600,000	10,887,360
Total long-term liabilities	3,425,206	15,135,268
Total liabilities	34,917,559	27,844,220

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 383,985 issued and outstanding as of September 30, 2017 and 363,611 as of December 31, 2016	3,840	3,636
Common stock, $0.01 par value; 100,000,000 shares authorized, 15,856,249 and 13,885,972 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	158,561	138,860
Additional paid-in capital	25,487,970	15,358,839
Accumulated deficit	(13,430,711)	(3,833,588)
Accumulated other comprehensive income (loss)	(18,511)	(7,426)
Non-controlling interest	18,504	3,382
Total stockholders’ equity	12,219,653	11,663,703
Total liabilities and stockholders’ equity	$47,137,212	$39,507,923

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Revenue	$12,529,928	$10,058,558	$37,139,114	$23,758,460
Cost of revenue	9,966,490	8,361,960	28,941,535	18,897,059
Gross profit	2,563,438	1,696,598	8,197,579	4,861,401

Operating expenses
Selling and marketing	402,846	137,024	1,170,051	401,487
General and administration	5,283,059	1,326,327	12,389,581	5,316,390
Acquisition related expenses	5,694	1,015,558	390,174	1,630,778
Depreciation and amortization	817,284	509,377	2,332,041	722,390
Operating expenses	6,508,883	2,988,286	16,281,847	8,071,045
Operating income (loss)	(3,945,445)	(1,291,688)	(8,084,268)	(3,209,644)
Interest expenses	(132,973)	(290,423)	(388,122)	(674,683)
Changes in estimates	-	-	400,000	-
Others, net	17,446	(195,518)	21,921	(197,679)
Income (loss) before income taxes	(4,060,972)	(1,777,629)	(8,050,469)	(4,082,006)
Tax benefit / (provision)	-	-	-	-
Income after income taxes	(4,060,972)	(1,777,629)	(8,050,469)	(4,082,006)
Net income attributable to non-controlling interest	(6,632)	-	(18,504)	-
Net income (loss) attributable to the Company	(4,067,604)	(1,777,629)	(8,068,973)	(4,082,006)
Dividend on preferred stock	(541,864)	-	(1,546,655)	-
Net loss attributable to common stock holders	(4,609,468)	(1,777,629)	(9,615,628)	(4,082,006)
Other comprehensive income (loss), net of tax	-	-	-	-
Foreign exchange translation	(14,234)	59,079	(11,084)	(6,619)
Comprehensive income/(loss)	$(4,623,702)	$(1,718,550)	$(9,626,712)	$(4,088,625)
Comprehensive income/(loss) attributable to the Company	(4,617,070)	(1,718,550)	(9,608,208)	(4,088,625)
Comprehensive income/(loss) attributable to the non-controlling interest	(6,632)	-	(18,504)	-
	$(4,623,702)	$(1,718,550)	$(9,626,712)	$(4,088,625)

Basic income (loss) per share	$(0.31)	$(0.13)	$(0.66)	$(0.32)
Diluted income (loss) per share	$(0.31)	$(0.13)	$(0.66)	$(0.32)

Basic weighted average number of common shares outstanding	14,715,947	13,653,586	14,472,322	12,794,149
Diluted weighted average number of common shares outstanding	14,715,947	13,653,586	14,472,322	12,794,149

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016

Cash flow from operating activities
Comprehensive income/(loss)	$(9,626,712)	$(4,088,625)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	2,332,041	722,390
Provision for Preference dividend	1,546,655	-
Changes in estimate of contingent consideration	(400,000)	-
Stock, option, restricted stock unit and warrant expense	5,167,358	945,959
Foreign exchange translation adjustment	11,085	-
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(1,107,178)	(2,852,778)
Other current assets	(779,097)	(285,831)
Increase (decrease) in:
Accounts payable and accrued expenses	1,056,277	2,561,321
Net cash provided by (used in) operating activities	(1,799,571)	(2,997,564)
Cash flow from investing activities
Purchase of fixed assets	(7,797)	3,261,617
Acquisition consideration	(694,711)	(8,779,040)
Investments	-	82,908
Net cash used in investing activities	(702,508)	(5,434,515)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	1,966,296	4,467,879
Additional stock issued	-	5,000,000

Net cash provided by financing activities	1,966,296	9,467,879
Net increase (decrease) in cash and cash equivalents	(535,783)	1,035,800
Cash and cash equivalents as at beginning of the period	1,379,887	1,878,034
Cash at the end of the period	$844,104	$2,913,834

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

NOTE 3.	BUSINESS COMBINATIONS:

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

The Company paid $261,876 in cash to the former shareholders of Ameri Georgia as earn-out payments during the nine months ended September 30, 2017.

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

The total purchase price of $1,831,881 was allocated to intangibles of $0.9 million, taking into consideration projected revenue from the acquired list of Virtuoso customers over a period of three years, and the balance was allocated to goodwill. The Virtuoso earn-out payments for 2016 amounted to $64,736 in cash and 12,408 shares of common stock, which were delivered to the Sole Member during the nine months ended September 30, 2017.

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

The total purchase price of $15,816,000 was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. Based on the Company’s current estimates of the consideration payable under the purchase agreement, the Company does not believe the Ameri Arizona will achieve its earn-out for 2017 and reduced the consideration payable estimates by $400,000 in its income statement for the quarter ended June 30, 2017. The Company is also currently negotiating with the former members of Ameri Arizona regarding the Company’s earn-out payment obligations. The Company paid $300,000 in earn-out payments during the nine months ended September 30, 2017 for earn-out amounts earned prior to such date.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the quarter ended September 30, 2017.

NOTE 5.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the "Plan"). The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants. The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. We granted options to purchase 185,000 shares of our common stock and 98,669 restricted stock units pursuant to the Plan during the nine months ended September 30, 2017. Share based compensation expense for nine months ended September 30, 2017 was $5,167,354. During the quarter ended September 30, 2017, Lone Star Value Investors, LP exercised on a cashless basis a warrant which resulted in the issuance of 1,205,837 shares of our common stock and we recorded a corresponding charge to stock based compensation expense of $2,170,506.

During quarter ended June 30, 2017, 174,680 restricted stock units were cancelled and an accelerated cost of $792,764 due to such cancellation has been accounted for as stock based compensation expense. As of September 30, 2017, out of the 2,000,000 shares available under the Plan, aggregate grants of 1,607,758 shares of our common stock had been granted as options and restricted stock units.

NOTE 6.	INTANGIBLE ASSETS:

We amortize our intangible assets that have finite lives using the straight-line method. Amortization expense was $2,264,247 during the nine months ended September 30, 2017. This amortization expense relates to customer lists and products capitalized on our balance sheet, which expire through 2020.

As of September 30, 2017, and December 31, 2016, capitalized intangible assets were as follows:

	September 30, 2017	December 31, 2016

Capitalized intangible assets	$12,517,628	$10,074,546
Accumulated amortization	2,264,247	1,309,842
Total intangible assets	$10,253,381	$8,764,704

Our amortization schedule is as follows:

Years ending December 31,	Amount
2017	$665,859
2018	2,955,873
2019	2,727,968
2020	2,652,000
2021	1,251,681
Total	$10,253,381

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

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations.  Goodwill was comprised of the following amounts:

	September 30, 2017	December 31, 2016
Virtuoso	$939,881	$939,881
Ameri Arizona	10,416,000	10,416,000
Bigtech	299,803	314,555
Ameri Consulting Service Pvt. Ltd.	1,948,118	1,948,118
Ameri Georgia	3,470,522	3,470,522
Ameri California	4,812,243	-
Total	$21,886,567	$17,089,076

As per Company policy, goodwill impairment tests will be conducted on an annual basis and any impairment will be reflected in the Company’s statements of operations.

NOTE 8.	EARNINGS (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income (loss) attributable to common stock holders	$(9,615,628)	$(4,082,006)
Weighted average common shares outstanding	14,472,322	12,794,149
Basic net income (loss) per share of common stock	$(0.66)	$(0.32)
Diluted net income (loss) per share of common stock	$(0.66)	$(0.32)

Share based awards, inclusive of all grants made under the Plan, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti- dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

NOTE 9.	OTHER ITEMS:

The Company paid an in-kind dividend on its Series A Preferred Stock for the quarter ended September 30, 2017 by issuing 10,277 shares of Series A Preferred Stock to the sole holder of the Company’s Series A Preferred Stock. The Company has yet to make the dividend payment on its Series A Preferred Stock which was payable on September 30, 2017.  The Company will pay the sole holder of the Series A Preferred Stock the accrued dividend in-kind pursuant to the terms of the Certificate of Designation contemporaneously with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

NOTE 10.	BANK DEBT:

On July 1, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with its wholly-owned subsidiaries Ameri and Partners Inc and Ameri Georgia, as borrowers (the “Borrowers”), the Company and its wholly-owned subsidiary Linear Logics, Corp. serving as guarantors, the Company’s Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, “Sterling”). The Company joined Ameri Arizona, Virtuoso and Ameri California as borrowers under the Loan Agreement following their respective acquisition.

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

On August 28, 2017, the Company and certain of its subsidiaries obtained an incremental term loan from Sterling National Bank in the amount of $343,200.58, which amount shall be an addition to and comprise a part of the existing term loan under the existing Loan Agreement.

The Company has not been in compliance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received waivers from Sterling National Bank for its non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

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

Interest paid on the Term Loan during the nine months ended September 30, 2017 amounted to $108,206. Principal repaid on the Term Loan during the nine months ended September 30, 2017 was $304,144. The short term and long-term outstanding balances on the Term Loan as of September 30, 2017 was $406,156 and $1,575,206, respectively. The outstanding balance of the Revolving Loans as of September 30, 2017 was $3,765,391.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $14,695 and a line of credit for $305,282 as of September 30, 2017. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the nine months ended September 30, 2017 amounted to $1,486 for the term loan and $28,560 line of credit held by Bigtech.

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

Operating Leases

The Company’s principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $232,022 and $125,883 for the nine months ended September 30, 2017 and 2016, respectively. The increase during the comparative periods is due to the addition of office space through the acquisition of Ameri Arizona, Virtuoso, Bigtech and Ameri California.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2019. The future minimum rental payments under these lease agreements are as follows:

Year ending December 31,	Amount
2017	$68,360
2018	189,428
2019	123,083
2020	70,333
2021	7,371
Total	$458,575

NOTE 13.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Level 3
Contingent consideration	$5,346,688	$5,266,488

The following table presents the change in level 3 instruments:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017

Opening balance	5,346,688	5,266,488
Additions during the period	$-	$1,200,000
Paid/settlements	-	(719,800)
Total gains recognized in Statement of Operations	-	(400,000)
Closing balance	5,346,688	5,346,688

Contingent consideration pertaining to the acquisitions referred to in note 3 above as of September 30, 2017 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

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

The amount of total gains/(losses) included in our Statement of Operations and Comprehensive Income/(Loss) is attributable to change in fair value of contingent consideration arising from the acquisition of Ameri Arizona were $400,000 and $0 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

Note 14.	NON-CONTROLLING INTEREST:

The subsidiaries of the Company are all direct or indirect wholly-owned subsidiaries, except for Ameritas Technologies India Private Limited, of which the Company held 76% of the equity of the company, through September 30, 2017.

The Company attributes relevant gains and losses to such non-controlling interests for every financial year. During the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016 the profit/(loss) attributable to the holders of non-controlling interests amounted to $(6,632) and $0 and $(18,504) and $0, respectively.

NOTE 15.	RESTRUCTURING AND STREAMLINING COSTS:

During the quarter ended September 30, 2017, the Company streamlined its operations by eliminating redundant positions across its acquired entities, which resulted in a restructuring charge of approximately $85,000 affecting approximately 20 employees. The Company anticipates that streamlining of its operations will result in annual savings of approximately $1.5 million, inclusive of payroll, benefits, office consolidations and other ancillary employee related costs.

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

For the three months ended September 30, 2017 and September 30, 2016, sales to five major customers accounted for 43% and 45% of our total revenue, respectively. One of our customers contributed 14% of our revenue for the three months ended September 30, 2017. For the comparable period in 2016, two customers each contributed 15% and 12% of our revenue, respectively.

For the nine months ended September 30, 2017 and September 30, 2016, sales to five major customers accounted for 39% and 54% of our total revenue, respectively. One of our customers contributed 11% of our revenue for the nine months ended September 30, 2017. For the comparable period in 2016, two of our customers each contributed 19% and 14% of our revenue, respectively.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016 and for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Revenue	$12,529,928	$10,058,558	$37,139,114	23,758,460
Cost of revenue	9,966,490	8,361,960	28,941,535	18,897,059
Gross profit	2,563,438	1,696,598	8,197,579	4,861,401

Operating expenses
Selling and marketing	402,846	137,024	1,170,051	401,487
General and administration	5,283,059	1,326,327	12,389,581	5,316,390
Acquisition related expenses	5,694	1,015,558	390,174	1,630,778
Depreciation and amortization	817,284	509,377	2,332,041	722,390
Operating expenses	6,508,883	2,988,286	16,281,847	8,071,045
Operating income (loss)	(3,945,445)	(1,291,688)	(8,084,268)	(3,209,644)
Interest expenses	(132,973)	(290,423)	(388,122)	(674,683)
Changes in estimates	-	-	400,000	-
Others, net	17,446	(195,518)	21,921	(197,679)
Income (loss) before income taxes	(4,060,972)	(1,777,629)	(8,050,469)	(4,082,006)
Tax benefit / (provision)	-	-	-	-
Income after income taxes	(4,060,972)	(1,777,629)	(8,050,469)	(4,082,006)
Net income attributable to non-controlling interest	(6,632)	-	(18,504)	-
Net income (loss) attributable to the Company	(4,067,604)	(1,777,629)	(8,068,973)	(4,082,006)
Dividend on preferred stock	(541,864)	-	(1,546,655)	-
Net loss attributable to common stock holders	(4,609,468)	(1,777,629)	(9,615,628)	(4,082,006)
Other comprehensive income (loss), net of tax	-	-	-	-
Foreign exchange translation	(14,234)	59,079	(11,084)	(6,619)
Comprehensive income/(loss)	$(4,623,702)	$(1,718,550)	$(9,626,712)	$(4,088,625)
Comprehensive income/(loss) attributable to the Company	(4,617,070)	(1,718,550)	(9,608,208)	(4,088,625)
Comprehensive income/(loss) attributable to the non-controlling interest	(6,632)	-	(18,504)	-
	$(4,623,702)	$(1,718,550)	$(9,626,712)	$(4,088,625)

Basic income (loss) per share	$(0.31)	$(0.13)	$(0.66)	$(0.32)
Diluted income (loss) per share	$(0.31)	$(0.13)	$(0.66)	$(0.32)

Basic weighted average number of common shares outstanding	14,715,947	13,653,586	14,472,322	12,794,149
Diluted weighted average number of common shares outstanding	14,715,947	13,653,586	14,472,322	12,794,149

Revenues

Revenues for the three months ended September 30, 2017 increased by approximately $2.47 million as compared to the three months ended September 30, 2016.  This increase was primarily attributable to our acquisition of Ameri California. For changes in revenue by entity please refer to the table below.

Revenues by subsidiary of the Company
(in millions of U.S. dollars)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Increase (Decrease)
Ameri & Partners	1.41	2.07	(0.66)
Ameri Georgia	4.64	4.38	0.26
Bigtech	0.31	0.31	0.00
Ameri Arizona	3.09	3.28	(0.19)
Ameri California	3.07	-	3.07
Total	12.53	10.06	2.47

Revenues for the nine months ended September 30, 2017 increased by approximately $13.38 million as compared to the nine months ended September 30, 2016. Of this increase in revenue, $6.60 million was attributable to our acquisition of Ameri California and $7.35 million was attributable to increases of revenue from Ameri Arizona and Bigtech for which we had the benefit of a full nine months of revenue in 2017 while in 2016 each company was not acquired until July of 2016. Changes in revenue by entity were as follows.

Revenues by subsidiary of the Company
(in millions of U.S. dollars)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Increase (Decrease)
Ameri & Partners	4.77	5.53	(0.76)
Ameri Georgia	14.82	14.62	0.20
Bigtech	0.82	0.31	0.51
Ameri Arizona	10.12	3.28	6.84
Ameri California	6.60	-	6.60
Total	37.14	23.76	13.38

Gross Margin

Our gross margin was 20% for the three months ended September 30, 2017, as compared to 17% for the three months ended September 30, 2016.  Gross margin from Ameri California, which was acquired in March 2017, was 28%; without that acquisition our gross margin would have been 18%.

Our gross margin was 22% for the nine months ended September 30, 2017, as compared to 20% for the nine months ended September 30, 2016. Gross margin from Ameri California was 29%; without this acquisition our gross margin would have been 21%.

Our target gross margins in future periods are anticipated to be in the range of 20% to 25% based on a mix of project revenues and professional service revenues. However, there is no assurance that we will achieve such anticipated gross margins.

Selling and Marketing Expenses

Selling and marketing expenses were $402,846 for the three months ended September 30, 2017, compared to $137,024 for the three months ended September 30, 2016. Our acquisition of Ameri California and Ameri Arizona added selling and marketing expenditures of $65,557 and $221,810, respectively.

Selling and marketing expenses were $1,170,051 for the nine months ended September 30, 2017, compared to $ 401,486 for the nine months ended September 30, 2016.  Our acquisition of Ameri California and Ameri Arizona added selling and marketing expenditures of $141,268 and 718,607, respectively. However, selling and marketing expenditures for Ameri Georgia decreased by  $85,615 in the nine months ended September 30, 2017.

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

G&A expenses for the three months ended September 30, 2017 were $5,283,059 as compared to $1,326,327 for the three months ended September 30, 2016.  G&A expenses increased by $3,956,732 of which $2,194,121 was attributable to stock based compensation expenses. our acquisition of Ameri California and Ameri Arizona added an additional $740,198 to our G&A expenses for the three months ended September 30, 2017 as compared to the same period in 2016.

G&A expenses for the nine months ended September 30, 2017 were $12,389,581 as compared to $5,316,389 for the nine months ended September 30, 2016.  G&A expenses increased by $7,073,192, of which $4,221,395 was attributable to our stock based compensation expense due to grants made to our employees, accelerated expenses upon cancellation of restricted stock units in the second quarter of 2017 and a charge related to a warrant exercised by Lone star Value Investors, LP during the quarter ended September 30, 2017. Our acquisition of Ameri California and Ameri Arizona added an additional $2,477,041 to our G&A expenses for the nine months ended September 30, 2017 as compared to the same period in 2016.

Depreciation and Amortization

Depreciation and amortization expense amounted to $817,284 for the three months ended September 30, 2017, as compared to $509,377 for the three months ended September 30, 2016. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Depreciation and amortization expense amounted to $2,332,041 for the nine months ended September 30, 2017, as compared to $722,390 for the nine months ended September 30, 2016. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income/ (Loss)

Our operating income/(loss) was $(3,945,445) for the three months ended September 30, 2017, as compared to $(1,291,688) for the three months ended September 30, 2016. This increase in loss was mainly due to the increase in G&A expenses of our acquired entities.

Our operating income (loss) was $(8,084,268) for the nine months ended September 30, 2017, as compared to $(3,209,644) for the nine months ended September 30, 2016. This increase in loss was mainly due to the increase in G&A expenses of our acquired entities.

Interest Expense

Our interest expense for the three months ended September 30, 2017 was $132,973 as compared to $290,423 for the three months ended September 30, 2016. The decrease is mainly due to changes in interest rates charged by our lenders.

Our interest expense for the nine months ended September 30, 2017 was $388,122 as compared to $674,683 for the nine months ended September 30, 2016. The decrease is mainly due to changes in interest rates charged by our lenders.

Changes in Estimates

Based on our current estimates of consideration payable under the Ameri Arizona purchase agreement, we do not believe Ameri Arizona will achieve its 2017 earn-out and we have adjusted the consideration payable in connection therewith by reducing the estimates by $400,000 and reflecting the adjustment in our income statement for the quarter ended June 30, 2017.

Income taxes

Our provision for income taxes for the three months ended September 30, 2017 and the three months period ended September 30, 2016 was $0 for each period.

Our provision for income taxes for the nine months ended September 30, 2017 and the nine months period ended September 30, 2016 was $0 for each period.

Acquisition Related Expenses

We had acquisition related expenditures of $390,174 and $1,630,778 during the nine months ended September 30, 2017 and September 30, 2016, respectively. These expenses included acquisition costs and legal, banking and other acquisition related fees incurred in connection with our acquisitions. The decrease is due to the decline in acquisition related activities in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our cash position was $844,104 as of September 30, 2017, as compared to $1,379,887 as of December 31, 2016, a decrease of $535,783 primarily due to the use of funds towards working capital and earn-out payments.

Cash used for operating activities was $1,799,568 during the nine months ended September 30, 2017 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $702,508 during the nine months ended September 30, 2017. Cash provided by financing activities was $1,966,296 during the nine months ended September 30, 2017 and was attributable to the increased borrowing under our line of credit with Sterling National Bank and the issuance of convertible notes.

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

On July 1, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with its wholly-owned subsidiaries Ameri and Partners Inc and Ameri Georgia, as borrowers (the “Borrowers”), the Company and its wholly-owned subsidiary Linear Logics, Corp. serving as guarantors, the Company’s Chief Executive Officer, Giri Devanur, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, “Sterling”). The Company joined Ameri Arizona, Virtuoso and Ameri California as borrowers under the Loan Agreement following their respective acquisition.

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

On August 28, 2017, the Company and certain of its subsidiaries obtained an incremental term loan from Sterling National Bank in the amount of $343,200.58, which amount shall be an addition to and comprise a part of the existing term loan under the existing Loan Agreement.

The Company has not been in compliance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received waivers from Sterling National Bank for its non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

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

Interest paid on the Term Loan during the nine months ended September 30, 2017 amounted to $108,206. Principal repaid on the Term Loan during the nine months ended September 30, 2017 was $304,144. The short term and long-term outstanding balances on the Term Loan as of September 30, 2017 was $406,156 and $1,575,206, respectively. The outstanding balance of the Revolving Loans as of September 30, 2017 was $3,765,391.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $14,695 and a line of credit for $305,282 as of September 30, 2017. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the nine months ended September 30, 2017 amounted to $1,486 for the term loan and $28,560 line of credit held by Bigtech.

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

Accounts Receivable

Accounts receivable for the period ended September 30, 2017 were $9,167,088 as compared to $8,059,910 as on December 31, 2016. The increase was due to acquisition of Ameri California.

Accounts Payable

Accounts payable for the period ended September 30, 2017 were $4,126,323 as compared to $5,130,817 as on December 31, 2016. The decrease was primarily due to the payoff of accumulated accounts payable during the nine months ended September 30, 2017.

Accrued Expenses

Accrued expenses for the period ended September 30, 2017 were $3,947,294 as compared to $2,165,088 as on December 31, 2016. Our acquisition of Ameri California led to an increase of accrued expenses of $754,257 and the balance was attributable to our existing entities.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are not yet effective as of the end of the period covered by this report as noted below in management's report on internal control over financial reporting. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of September 30, 2017, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Quarterly Report on Form 10-Q.

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

To date, the Company has not been in conformance with the financial covenants contained in its Loan Agreement with Sterling National Bank.  The Company received waivers from Sterling National Bank for its non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. The Company does not expect to be in compliance with the terms of the Loan Agreement following the conclusion of the terms of the waivers granted by Sterling National Bank. The Company is continuing to work with Sterling National Bank to address its non-compliance.

The Company has yet to make the dividend payment on its Series A Preferred Stock that was payable on September 30, 2017.  The Company will pay the sole holder of the Series A Preferred Stock, the accrued dividend in-kind pursuant to the terms of the Certificate of Designation contemporaneously with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

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
101**
The following materials from Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Furnished herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2017.

AMERI Holdings, Inc.

By:	/s/ Giri Devanur
Giri Devanur
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer (Principal Accounting Officer)