Form 10-K
period 2017-12-31
AMERI Holdings, Inc.
filed 2018-04-02
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 732-243-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8.7 million based on the closing bid price of the registrant’s common stock of $6.51 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 29, 2018, 18,790,998 shares of the registrant’s common stock were issued and outstanding.

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERI Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1. BUSINESS

This annual report contains forward-looking statements. These statements relate to either future events or our future financial performance. In some cases, you may be able to identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms or other synonymous terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Any forward-looking statements made by or on our behalf are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

As used in this annual report, the terms “we,” “us,” “our” and similar references refer to AMERI Holdings Inc., and its subsidiaries together, unless the context indicates otherwise.

Our Company

We specialize in delivering SAP cloud, digital and enterprise services to clients worldwide.

SAP is a leader in providing enterprise resource planning (“ERP”) software and technologies to enterprise customers worldwide. We deliver a wide range of solutions and services across multiple domains and industries. Our services center around SAP and include technology consulting, business intelligence, cloud services, application development/integration and maintenance, implementation services, infrastructure services, and independent validation services, all of which can be delivered as a set of managed services or on an on-demand service basis, or a combination of both.

Our SAP focus allows us to provide technological solutions to a broad and growing base of clients. We are headquartered in Princeton, NJ, and have offices across the United States, which are supported by offices in India. Our model inverts the conventional global delivery model wherein offshore information technology (“IT”) service providers are based abroad and maintain a minimal presence in the United States. With a strong SAP focus, our client partnerships anchor around SAP cloud and digital services. In 2017, we signed a strategic partnership agreement with NEC America to offer SAP S/4 HANA (a next generation enterprise system) migration services. This partnership will allow us to offer our clients a broader spectrum of services. We pursue an acquisition strategy that seeks to disrupt the established business model of offshore IT service providers.

Our primary business objective is to provide our clients with a competitive advantage by enhancing their business capabilities and technologies with our expanding consulting services portfolio, which is aided by our business acquisitions. Our strategic acquisitions allow us to bring global service delivery, SAP S/4 HANA, SAP Business Intelligence, SAP Success Factors, SAP Hybris and high-end SAP consulting capabilities to a broader geographic market and customer base. We continue to leverage our growing geographical footprint and technical expertise to simultaneously expand our service and product offering. With each acquisition, our goal is to identify business synergies that will allow us to bring new services and products from one subsidiary to customers at our other subsidiaries. While we generate revenues from the consulting businesses of each of our acquired subsidiaries, we believe that additional revenues will be generated through new business relationships and services developed through our business combinations.

Background

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to our completion of a “reverse merger” transaction on May 26, 2015, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners Inc. (“Ameri and Partners”), a Delaware corporation (the “Merger”). As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners’ former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the “Merger Agreement”), and in connection with the Merger we changed our name to AMERI Holdings, Inc. and do business under the brand name “Ameri100”.

Ameri Holdings, Inc., along with its eleven subsidiaries, Ameri and Partners, Inc., Ameri Consulting Service Private Ltd., Ameri100 Georgia Inc. (“Ameri Georgia”), Bellsoft India Solutions Private Ltd., Ameri100 Canada Inc. (formerly BSI Global IT Solutions Inc.), Linear Logics, Corp., Ameri100 Virtuoso Inc. (“Virtuoso”), Ameri100 Arizona LLC (“Ameri Arizona”), Bigtech Software Private Limited (“Bigtech”), Ameri100 California Inc. (“Ameri California) and Ameritas Technologies India Private Limited, provides SAP cloud, digital and enterprise services to clients worldwide.

Our Industry

Background

We operate in an intensely competitive IT outsourcing services industry, which competes on quality, service and costs.  Though we are able to differentiate our company on all of these axes, our India-based capabilities ensure that labor arbitrage is our fundamental differentiator. Most offshore IT services providers have undertaken a “forward integration” to boost their capabilities and presence in their client geographies (large offshore presence with a small local presence). Conversely, large U.S. system integrators focus on “backward integration” to scale and boost their offshore narrative (offshore being the “back office” for the local operations).  Today, the IT services industry is marked by the following characteristics:

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
Cloud services, robotic process automation, artificial intelligence and internet of things are increasingly in demand as part of outsourcing engagements. Smart robots increasingly operate in the cloud, and a ‘labor-as-a-service’ approach has emerged, as clients and providers find that intelligent tools and virtual agents can be easily and flexibly hosted on cloud platforms.

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

The SAP Industry

SAP as an ERP and Cloud product has become an industry by itself. The core SAP enterprise offering has been reinforced with cloud-based products that make the entire SAP ecosystem extremely attractive from our perspective due to the following attributes:

●	The alignment of SAP to enterprises is extremely strong. Given the reliance of enterprises on applications, clients tend to make long-term bets on SAP as an enterprise solution.

●
According to the September 2014 “HfS Blueprint Report” from by HfS Research Ltd., the SAP market is a multi-billion-dollar market that is very fragmented (there are over 5,000 consulting firms), with the three largest service providers capturing an increasing share of the market.

●	A significant number of SAP customers must move to S/4 HANA by 2025).

Our Approach

Our solutions deliver significant business efficiency outcomes through turnkey projects, consulting and offshore services. We have adopted a “strategic acquisition model”, pursuant to which we acquire companies that support our goals. These businesses are realigned as parts of a viable and profitable operating model. We believe that our strategic service portfolio, deep industry experience and strong global talent pool offer a compelling proposition to clients. In 2017 we acquired ATCG Technology Solutions, Inc., which has become our wholly-owned subsidiary Ameri California.  In 2016, we acquired three companies: Virtuoso, L.L.C. and DC&M Partners, L.L.C.in the U.S. (now Virtuoso and Ameri Arizona, respectively) and Bigtech in India. These strategic acquisitions have brought offshore delivery, SAP S/4 HANA, SAP SuccessFactors, SAP Hybris and high-end SAP consulting capabilities to our service portfolio.

Our Portfolio of Service Offerings

Our portfolio of service offerings expanded significantly in 2016 and 2017 with our acquisitions of Ameri Georgia, Ameri Arizona, Ameri California, Virtuoso and Bigtech. We expect our future service offerings to evolve as we continue to pursue our acquisitive growth strategy.

Our current portfolio of services is divided into three categories:

Cloud Services

An increasing trend in the IT services market is the adoption of cloud services. Historically, clients have resorted to on-premise software solutions, which required capital investments in infrastructure and data centers. Cloud services enable clients to build and host their applications at much lower costs.  Our services offerings leverage the low cost and flexibility of cloud computing.

We have expertise in deploying SAP’s public, private and hybrid cloud services, as well as SAP S/4 HANA, SAP SuccessFactors and SAP Hybris cloud migration services. Our teams are experienced in the rapid delivery of cloud services. We perform SAP application and cloud support and SAP cloud development. Additionally, we provide cloud automation solutions that focus on business objectives and organizational growth.

Digital Services

We have developed several cutting-edge mobile solutions, including Simple Advance Planning and Optimization (“APO”), the SAP IBP/S&OP Mobile Analytics App and the Langer Index. The Simple APO mobile application (app) provides sales professionals with real-time collaboration capabilities and customer data, on their mobile devices. It increases the efficiency of the sales process and the accuracy of customer needs forecasting. The SAP IBP mobile app enables the real-time management and analysis of sales and operations planning (S&OP) related data from mobile devices. SAP is an implementation partner for this app. SAP has recognized the app’s value to the ecosystem, as S&OP apps are complex and difficult to design. The Langer Index is a mobile-supported, web-based assessment system for collecting and analyzing IT organizational effectiveness.

We are also active in robotic process automation (“RPA”), which leverages the capability of artificially intelligent software agents for business process automation.  We have expertise in automating disparate and redundant data entry tasks by configuring software robots that seamlessly integrate with existing software systems. We also provide RPA solutions for reporting and analysis and deliver insights into business functions by translating large data into structured reports. Lastly, we have a working partnership with Blue Prism, a leading RPA solutions provider, which makes it possible for us to automate up to one-third of all standard back-office operations.

Enterprise Services

We design, implement and manage Business Intelligence (“BI”) and analytics solutions. BI helps our clients navigate the market better by identifying new trends and by targeting top-selling products. We also enable clients to use BI for generating instant financial reports and analytics of customer, product and cost information over time.  In addition, we provide solutions for metadata repository, master data management and data quality. Finally, we determine BI demands across various platforms.

Other key enterprise services that we offer include consulting services for global and regional SAP implementations, SAP/IT solution advisory and architectural services, project management services, IT/ERP strategy and vendor selection services.  Often clients have relied on us to deliver services in non-SAP packages, as well.

Our Growth Strategy

Our growth strategy is based on customer-driven business expansion and strategic acquisitions of SAP services companies. We introduce specific key account management strategies to grow organically by cross selling and upselling different services across business units. It is our goal to be a leader in the SAP cloud, digital and enterprise services market. We use strategic acquisitions, alliances and partnerships to achieve this goal.

We have complementary near-term and longer-term strategies. In the short-term, we continue to focus on high-end consulting and solutions in the SAP ecosystem. Our medium-term focus will be to make an entry into cloud engagements and SAP HANA. Signing up with NEC America as a strategic partner for the SAP HANA migration will be critical to achieving this objective. Additionally, we plan to gain market share in high-growth areas within the SAP ecosystem such as Hybris, SuccessFactors and BI/BW/SAP S/4 HANA. In the long-term, we plan to identify and acquire firms in the areas of Artificial Intelligence (AI) and robotics to bolster our AIR (AI + Internet of things + robotics) practice. We believe that during each phase of our growth strategy business and market conditions will require our plans to evolve or change, and we plan to be agile in addressing both opportunities and exigencies.

The integration of each of our acquisitions into our business enterprise requires establishing our company’s standard operating procedures at each acquired entity, seamlessly transitioning each acquired entity’s branding to the “Ameri100” brand and assessing any necessity to transition account management. The integration process also requires us to evaluate any product-line expansions made possible by the acquired entity and how to bring new product lines to the broader customer base of the entire Company. With the integration of each acquisition, we face challenges of maintaining cross-company visibility and cooperation, creating a cohesive corporate culture, handling unexpected customer reactions and changes and aligning the interests of the acquired entity’s leadership with the interests of the Company. To date, these challenges have been manageable, and we are becoming more adept at managing integration issues with each new acquisition.

Sales and Marketing

We combine traditional sales with our strength in industries and technology. Our sales function is composed of direct sales and inside sales professionals. Both work closely with our solutions directors to identify potential opportunities within each account. We currently have over 100+ active clients. Using a consultative selling methodology (working with clients to prescribe a solution that suits their need in terms of efficiency, cost and timelines), target prospects are identified and a pursuit plan is developed for each key account. We utilize a blended sales model that combines consultative selling with traditional sales methods. Once the customer has engaged us, the sales, solutions and marketing teams monitor and manage the relationship with the help of customer relationship management software.

Our marketing strategy is to build a strong, sustainable brand image for our company, position us in the SAP arena and facilitate business opportunities. We use a variety of marketing programs across traditional and social channels to target our prospective and current customers, including webinars, targeted email campaigns, co-sponsoring customer events with SAP to create customer and prospect awareness, search engine marketing and advertising to drive traffic to our web properties, and website development to engage and educate prospects and generate interest through white papers, case studies and marketing collateral.

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

For the twelve months ended December 31, 2017 and December 31, 2016, sales to five major customers accounted for approximately 43% and 53% of our total revenue, respectively.

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

We did not make any material expenditures on research or development activities for the twelve months ended December 31, 2017 and December 31, 2016.

Strategic Alliances

Through our Lean Enterprise Architecture Partnership (“LEAP”) methodology, we have strategic alliances with technology specialists who perform services on an as-needed basis for clients. We partner with niche specialty firms globally to obtain specialized resources to meet client needs. Our business partners include executive recruiters, staffing firms and niche technology companies. The terms of each strategic alliance arrangement depend on the nature of the particular partnership. Such alliance arrangements typically set forth deliverables, scope of the services to be delivered, costs of services and terms and conditions of payment (generally 45 to 90 days for payment to be made). Each alliance arrangement also typically includes terms for indemnification of our company, non-solicitation of each partner’s employees by the other partner and dispute resolution by arbitration.

Alliances and partnerships broaden our offerings and make us a one-stop solution for clients. Our team constantly produces services that complement our portfolio and build strategic partnerships. Our partner companies range from digital marketing strategy consulting firms to large infrastructure players.

On any given project we evaluate a client’s needs and make our best effort to meet them with our full-time specialists. However, in certain circumstances, we may need to go outside the Company, and in this case we approach our strategic partners to tap into their pools of technology specialists. Project teams are usually composed of a mix of our full time employees and outside technology specialists. Occasionally, a project team may consist of a Company manager and a few outside technology specialists. While final accountability for any of our projects rests with the Company, the outside technology specialists are incentivized to successfully complete a project with project completion payments that are in addition to hourly billing rates we pay the outside technology specialists.

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

Some of our competitors have significantly greater financial, technical and marketing resources and/or greater name recognition, but we believe we are well positioned to capitalize on the following competitive strengths to achieve future growth:

•	well-developed recruiting, training and retention model;

•	successful service delivery model;

•	broad referral base;

•	continual investment in process improvement and knowledge capture;

•	investment in research and development;

•	strong corporate governance; and

•	custom strategic partnerships to provide breadth and depth of services.

Employees

As of December 31, 2017, our total headcount was 417, which includes employees and billable subcontractors. We routinely supplement our billable employee staff with billable subcontractors, which totaled 153 at December 31, 2017.  Our employees are not part of a collective bargaining arrangement and we believe our relations with our employees are good. We do not have any material employment agreement with our executive officers.

Recent Events and Acquisitions

Public Offering and Uplisting of Common Stock to Nasdaq

On November 21, 2017, we completed an underwritten public offering of 1,475,000 shares of our common stock, at a price of $4.115 per share, and warrants to purchase up to an aggregate of 1,475,000 shares of our common stock, at a price of $0.01 per warrant. The warrants have a per share exercise price of $4.115, were exercisable as of November 21, 2017 and expire five years from that date. The gross proceeds to us from this offering were approximately $6,084,375, before deducting underwriting discounts and commissions and other estimated offering expenses.  In connection with the offering, we uplisted our common stock from the OTCQB Marketplace to trading on The Nasdaq Capital Market under the ticker symbol “AMRH”, and we listed the publicly offered warrants for trading on The Nasdaq Capital Market under the ticker symbol “AMRHW”.

On January 24, 2018, we received confirmation from our transfer agent, Corporate Stock Transfer, Inc., which also serves as the warrant agent for the public warrant, that through such date certain holders of warrants had cumulatively exercised warrants for the purchase of a total of 153,060 shares of our common stock, at an exercise price of $4.115 per share, for gross proceeds to us of $629,841.90.

Acquisition of Ameri California

On March 10, 2017, we acquired 100% of the shares of ATCG Technology Solutions, Inc., a Delaware corporation, pursuant to the terms of a Share Purchase Agreement among the Company, Ameri California, all of the stockholders of Ameri California (the “Stockholders”), and the Stockholders’ representative. In July 2017, the name of ATCG Technology Solutions, Inc. was changed to Ameri100 California Inc. Ameri California provides U.S. domestic, offshore and onsite SAP consulting services and has its main office in Folsom, California. Ameri California specializes in providing SAP Hybris, SAP Success Factors and business intelligence services.

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

(c)
Earn-out payments in shares of our common stock (up to an aggregate value of $1,200,000 worth of shares) to be paid, if earned, in each of 2018 and 2019 based on certain revenue and earnings before interest taxes, depreciation and amortization (“EBITDA”) targets as specified in the purchase agreement. We estimate those targets will be fully achieved; and

(d)	An additional cash payment of $55,687 for cash that was left in Ameri California at closing.

On February 28, 2018, we entered into an Amendment to 6% Unsecured Promissory Note and Waiver Agreement (the “Amendment”) by and between the Company and Moneta Ventures Fund I, L.P. (“Moneta”). The Amendment amended the terms of the Company’s 6% Unsecured Promissory Note Due June 30, 2018, issued on March 20, 2017, by and between the Company and Moneta (the “Moneta Note”). Among other things, the Amendment provided for the extension of the maturity of the Moneta Note to August 31, 2018, amendment of the payment terms of the Moneta Note, waiver by Moneta of the existence of any Company event of default pursuant to the Moneta Note as of February 28, 2018 and waiver by the Company of certain restrictions with respect to the resale of certain restricted common stock of the Company held by Moneta.

Acquisition of Ameri Arizona

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C., an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, Ameri Arizona, all of the members of Ameri Arizona, Giri Devanur and Srinidhi “Dev” Devanur, our former President and Chief Executive Officer and Executive Vice Chairman, respectively. In July 2017, the name of DC&M Partners, L.L.C. was changed to Ameri100 Arizona LLC. Ameri Arizona is an SAP consulting company headquartered in Chandler, Arizona. Ameri Arizona provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products. Ameri Arizona is also an SAP-certified software partner, having launched its SAP reporting, extraction and distribution tool called “IRIS”. Ameri Arizona services clients in diverse industries, including retail, apparel/footwear, third-party logistics providers, chemicals, consumer goods, energy, high-tech electronics, media/entertainment and aerospace.

The aggregate purchase price for the acquisition of Ameri Arizona was $15,816,000, consisting of:

(a)	A cash payment in the amount of $3,000,000 at closing;

(b)
1,600,000 shares of our common stock (valued at approximately $10.4 million based on the $6.51 closing price of our common stock on the closing date of the acquisition), which are to be issued on July 29, 2018 or upon a change of control of our company (whichever occurs earlier); and

(c)	Earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, through the achievement of annual revenue and gross margin targets in 2017 and 2018.

In January 17, 2018, we resolved the payment of all earn-out payments to the former members of Ameri Arizona with respect to the 2016 earn-out period in connection with the Ameri Arizona membership interest purchase agreement, and we have no further payment obligations with respect to the 2016 earn-out period.

Acquisition of Virtuoso

On July 22, 2016, we, through wholly-owned acquisition subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C., a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among us, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the “Sole Member”). Virtuoso is an SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso’s name was changed to Ameri100 Virtuoso Inc. The Virtuoso acquisition did not constitute a significant acquisition for the Company for purposes of Regulation S-X.

The total purchase price paid to the Sole Member for the acquisition of Virtuoso was $1,831,881, consisting of:

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

As of January 23, 2018, we had resolved all remaining payments under the Virtuoso merger agreement with the former sole-member of Virtuoso and we have no further payment obligations pursuant thereto.

Acquisition of Bigtech Software Private Limited

On June 23, 2016, we entered into a definitive agreement to purchase Bigtech Software Private Limited, a pure-play SAP services company providing a wide range of SAP services including turnkey implementations, application management, training and basis ABAP support. Based in Bangalore, India, Bigtech offers SAP services to improve business operations at companies of all sizes and verticals. The acquisition of Bigtech was effective as of July 1, 2016, and the total consideration for the acquisition of Bigtech was $850,000, consisting of:

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

Bigtech’s financial results are included in our condensed consolidated financial results starting July 1, 2016.  The Bigtech acquisition did not constitute a significant acquisition for the Company for purposes of Regulation S-X. The valuation of Bigtech was made on the basis of its projected revenues.

Acquisition of Ameri Georgia

On November 20, 2015, we completed the acquisition of Bellsoft, Inc., a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP software, business intelligence, data warehousing and other enterprise resource planning services. Following the acquisition, the name of Bellsoft, Inc. was changed to Ameri100 Georgia Inc. (“Ameri Georgia”). Ameri Georgia has operations in the United States, Canada and India. For financial accounting purposes, we recognized September 1, 2015 as the effective date of the acquisition. The total consideration for the acquisition of Ameri Georgia was $9,910,817, consisting of:

(a)	A cash payment in the amount of $3,000,000, which was paid at closing;

(b)	235,295 shares of our common stock issued at closing, valued at approximately $1,000,000 based on the closing price of our common stock on the closing date of the acquisition;

(c)	$250,000 quarterly cash payments to be paid on the last day of each calendar quarter of 2016;

(d)	A $1,000,000 cash reimbursement to be paid 5 days following closing to compensate Ameri Georgia for a portion of its approximate cash balance as of September 1, 2015;

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

On January 17, 2018, we completed all payment obligations to the former shareholders of Ameri Georgia in connection with the Ameri Georgia share purchase agreement, and we have no further payment obligations pursuant thereto.

Available Information

Our executive office is located at 100 Canal Pointe Boulevard, Suite 108, Princeton, NJ 08540. Our telephone number is (732) 243-9250, our fax number is (732) 243-9254 and our website is www.ameri100.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our Securities and Exchange Commission (“SEC”) reports can be accessed through the investors section of our website (http://ameri100.com/page/investors/), and we intend to disclose any changes to or waivers from our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and our Code of Ethics and Business Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. In addition, the public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic SEC filer. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC’s website is http://www.sec.gov. Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

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

ITEM 1A. RISK FACTORS

In addition to the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information”, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business and Industry

We recorded a net loss for the twelve months ended December 31, 2017 and December 31, 2016 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2017, and December 31, 2016, we had net revenue of $48.6 million and $36.2 million, respectively, and we had comprehensive net loss of $11.2 million and $2.8 million, respectively. At December 31, 2017, we had stockholders’ equity of approximately $19 million. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our solutions and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce new solutions on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

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

We face working capital constraints and may not have sufficient working capital in the long term and there is no assurance that we will be able to obtain additional financing, which could negatively impact our business.

We have incurred significant and recurring operational losses as a result of our ongoing acquisition strategy. We have outstanding cash payment obligations related to our past acquisitions of approximately $4.3 million.  In addition, under the terms of our Series A Preferred Stock, we are currently obligated to pay approximately $2 million in cash dividends per year on such stock through fiscal year 2019. If our current cash position does not improve significantly, we will not have sufficient cash on hand to meet these obligations.  Due to our working capital constraints, we are not current in all payments to all our unsecured noteholders. We are working with certain of our unsecured noteholders to negotiate payment terms until we are able to raise more capital.

Operational streamlining that was completed in 2017 is anticipated to provide cash savings of approximately $1.75 million per year. We believe additional cost-cutting efforts will further reduce cash used in operations.  In addition, we believe that we can obtain additional external financing to meet future cash requirements. We raised $1.25 million in March 2017 through the sale of convertible notes and over $6.7 million in gross proceeds through our public offering of common stock and warrants in November 2017.

There can be no assurance that we will be able to secure additional sources of capital or that cost savings will provide sufficient working capital.  If we continue to be unable to pay all outstanding payments under our unsecured notes, the unpaid noteholders may take legal action against us, they may accelerate the payment of the principal under the applicable notes, and our senior secured lender may call a cross-default under our existing credit facility, which could result in the acceleration of the obligations thereunder and have a negative impact on our revenue and financial results.  Should we be unable to raise sufficient debt or equity capital, we could be forced to cease operations. Our plan regarding these matters is to work to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.

The economic environment, pricing pressures, and decreased employee utilization rates could negatively impact our revenues and operating results.

Spending on technology products and services is subject to fluctuations depending on many factors, including the economic environment in the markets in which our clients operate.

Reduced ERP spending in response to a challenging economic environment leads to increased pricing pressure from our clients, which may adversely impact our revenue, gross profits, operating margins and results of operations.

In addition to the business challenges and margin pressure resulting from economic slowdown in the markets in which our clients operate and the response of our clients to such slowdown, there is also a growing trend among consumers of ERP services towards consolidation of technology service providers in order to improve efficiency and reduce costs. Our success in the competitive bidding process for new projects or in retaining existing projects is dependent on our ability to fulfil client expectations relating to staffing, delivery of services and more stringent service levels. If we fail to meet a client’s expectations in such projects, this would likely adversely impact our business, revenues and operating margins. In addition, even if we are successful in winning the mandates for such projects, we may experience significant pressure on our operating margins as a result of the competitive bidding process.

Moreover, our ability to maintain or increase pricing is restricted as clients often expect that as we do more business with them, they will receive volume discounts or lower rates. In addition, existing and new customers are also increasingly using third-party consultants with broad market knowledge to assist them in negotiating contractual terms. Any inability to maintain or increase pricing on account of this practice may also adversely impact our revenues, gross profits, operating margins and results of operations.

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

Our success depends largely upon our highly-skilled technology professionals and our ability to hire, attract, motivate, retain and train these personnel.

Our ability to execute projects, maintain our client relationships and acquire new clients depends largely on our ability to attract, hire, train, motivate and retain highly skilled technology professionals, particularly project managers and other mid-level professionals. If we cannot hire, motivate and retain personnel, our ability to bid for projects, obtain new projects and expand our business will be impaired and our revenues could decline.

Increasing worldwide competition for skilled technology professionals and increased hiring by technology companies may affect our ability to hire and retain an adequate number of skilled and experienced technology professionals, which may in turn have an adverse effect on our business, results of operations and financial condition.

In addition, the demands of changes in technology, evolving standards and changing client preferences may require us to redeploy and retrain our technology professionals. If we are unable to redeploy and retrain our technology professionals to keep pace with continuing changes in technology, evolving standards and changing client preferences, this may adversely affect our ability to bid for and obtain new projects and may have a material adverse effect on our business, results of operations and financial condition.

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

While we recently acquired Ameri California, Ameri Arizona, Virtuoso and Bigtech in connection with our growth strategy to acquire other businesses, we can provide no assurance that we will identify appropriate acquisition targets, successfully complete any future acquisitions or successfully integrate the business of companies we do acquire. Even if we successfully acquire a business entity, there is no assurance that our combined business will become profitable. The process of completing the integration of acquired businesses could cause an interruption of, or loss of momentum in, the activities of our company and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the pursuit of business acquisitions and the integration of acquired businesses, and the incurrence of significant, acquisition related costs in connection with proposed and completed acquisitions, could have an adverse effect on our business, financial condition or results of operations.

We face intense competition from other service providers.

We are subject to intense competition in the industry in which we operate which may adversely affect our results of operations, financial condition and cash flows. We operate in a highly competitive industry, which is served by numerous global, national, regional and local firms. Our industry has experienced rapid technological developments, changes in industry standards and customer requirements. The principal competitive factors in the IT markets include the range of services offered, size and scale of service provider, global reach, technical expertise, responsiveness to client needs, speed in delivery of IT solutions, quality of service and perceived value. Many companies also choose to perform some or all of their back-office IT and IT-enabled operations internally. Such competitiveness requires us to keep pace with technological developments and maintains leadership; enhance our service offerings, including the breadth of our services and portfolio, and address increasingly sophisticated customer requirements in a timely and cost-effective manner.

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

Our business could be adversely affected if we do not anticipate and respond to technology advances in our industry and our clients’ industries.

The IT and global outsourcing and SAP consulting services industries are characterized by rapid technological change, evolving industry standards, changing client preferences and new product introductions. Our success will depend in part on our ability to develop IT solutions that keep pace with industry developments. We may not be successful in addressing these developments on a timely basis or at all. In addition, products or technologies developed by others may not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Any disruption in basic infrastructure, including the supply of power, could negatively impact our ability to provide timely or adequate services to our clients. We rely on a number of telecommunications service and other infrastructure providers to maintain communications between our various facilities and clients in India, the United States and elsewhere. Telecommunications networks are subject to failures and periods of service disruption, which can adversely affect our ability to maintain active voice and data communications among our facilities and with our clients. Such disruptions may cause harm to our clients’ business. We do not maintain business interruption insurance and may not be covered for any claims or damages if the supply of power, IT infrastructure or telecommunications lines is disrupted. This could disrupt our business process or subject us to additional costs, materially adversely affecting our business, results of operations, financial condition and cash flows.

System security risks and cyber-attacks could disrupt our information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price and the value of our warrants.

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

We also procure software or hardware products from third party vendors that provide, manage and monitor our services. Such products may contain known or unfamiliar manufacturing, design or other defects which may allow a security breach or cyber-attack, if exploited by a computer hacker or intruder, or may be capable of disrupting performance of our IT services and prevent us from providing services to our clients.

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

Our revenues are concentrated in a limited number of clients and our revenues may be significantly reduced if these clients decrease their IT spending.

Our client contracts are based on time and materials expenses. We do not have long-term client contracts. Our client contracts contain standard payment terms, and our clients only pay us for services rendered. We have limited exposure for non-payment by our clients and do not have any unresolved client debts. While our client contracts can be terminated with little or no notice, it is uncommon for our clients to terminate an engagement in the middle of the implementation of services.

For the twelve-month period ended December 31, 2017, sales to five major customers accounted for approximately 43% of our total revenue. Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

Our client contracts can typically be terminated without cause and with little or no notice or penalty, which could negatively impact our revenues and profitability.

Our clients typically retain us on a non-exclusive, project-by-project basis. Many of our client contracts can be terminated with or without cause. Our business is dependent on the decisions and actions of our clients, and there are a number of factors relating to our clients that are outside of our control which might lead to termination of a project or the loss of a client, including:

•	financial difficulties for a client;

•	a change in strategic priorities, resulting in a reduced level of technology spending;

•	a demand for price reductions; or an unwillingness to accept higher pricing due to various factors such as higher wage costs, higher cost of doing business;

•	a change in outsourcing strategy by moving more work to the client’s in-house technology departments or to our competitors;

•	the replacement by our clients of existing software with packaged software supported by licensors;

•	mergers and acquisitions;

•	consolidation of technology spending by a client, whether arising out of mergers and acquisitions, or otherwise; and

•	sudden ramp-downs in projects due to an uncertain economic environment.

Our inability to control the termination of client contracts could have a negative impact on our financial condition and results of operations.

Our engagements with customers are typically singular in nature and do not necessarily provide for subsequent engagements.

Our clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific projects, rather than on a recurring basis under long-term contracts. Although a substantial majority of our revenues are generated from repeat business, which we define as revenues from a client who also contributed to our revenues during the prior fiscal year, our engagements with our clients are typically for projects that are singular in nature. Therefore, we must seek out new engagements when our current engagements are successfully completed or terminated, and we are constantly seeking to expand our business with existing clients and secure new clients for our services. In addition, in order to continue expanding our business, we may need to significantly expand our sales and marketing group, which would increase our expenses and may not necessarily result in a substantial increase in business. If we are unable to generate a substantial number of new engagements for projects on a continual basis, our business and results of operations would likely be adversely affected.

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

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price and the value of our warrants to suffer.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals. We do not currently maintain key man insurance. If we were to lose any of our key personnel, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

We generally provide payment terms ranging from 30 to 60 days. As a result, we generate significant accounts receivable from sales to our customers, representing approximately 60% of current assets as of December 31, 2017 and approximately 80% of current assets as of December 31, 2016. Accounts receivable from sales to customers were $8.9 million as of December 31, 2017 and $8.1 million as of December 31, 2016. As of December 31, 2017, the largest amount owed by a single customer was approximately 12% of total accounts receivable. As of December 31, 2017, we had no allowance for doubtful accounts. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.

If we are unable to collect our dues or receivables from or invoice our unbilled services to our clients, our results of operations and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payments from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. Macroeconomic conditions, such as a potential credit crisis in the global financial system, could result in financial difficulties for our clients, including limited access to the credit markets, insolvency or bankruptcy. Such conditions could cause clients to delay payment, request modifications of their payment terms, or default on their payment obligations to us, all of which could increase our receivables. If we experience delays in the collection of, or are unable to collect, our client balances, our results of operations and cash flows could be adversely affected. In addition, if we experience delays in billing and collection for our services, our cash flows could be adversely affected.

Goodwill that we carry on our balance sheet could give rise to significant impairment charges in the future.

Goodwill is subject to impairment review at least annually. Impairment testing under standards as issued by the Financial Accounting Standards Board may lead to impairment charges in the future. Any significant impairment charges could have a material adverse effect on our results of operations.

Our revenue and operating results may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

Our business depends, in part, upon continued reliance on the use of technology in business by our clients and prospective clients as well as their customers and suppliers. In particular, the success of our new service offerings requires continued demand for such services and our ability to meet this demand in a cost-effective manner. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities and prospective clients may decide not to engage our services. Also, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of technology usage in business, or our clients’ spending on such technology, declines, or if we cannot convince our clients or potential clients to embrace new technological solutions, our revenue and operating results could be adversely affected.

Our business will suffer if we fail to anticipate and develop new services and enhance existing services in order to keep pace with rapid changes in technology and the industries on which we focus.

The ERP services market is characterized by rapid technological changes, evolving industry standards, changing client preferences and new product and service introductions. Our future success will depend on our ability to anticipate these advances and enhance our existing offerings or develop new product and service offerings to meet client needs. We may not be successful in anticipating or responding to these advances on a timely basis, or, if we do respond, the services or technologies we develop may not be successful in the marketplace. We may also be unsuccessful in stimulating customer demand for new and upgraded products, or seamlessly managing new product introductions or transitions. Further, products, services or technologies that are developed by our competitors may render our services non-competitive or obsolete. Our failure to address the demands of the rapidly evolving information technology environment, particularly with respect to digital technology, the internet of things, artificial intelligence, cloud computing and storage, mobility and applications and analytics, could have a material adverse effect on our business, results of operations and financial condition.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain Securities and Exchange Commission (the “SEC”) and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our international operations subject us to exposure to foreign currency fluctuations.

We have operations in three countries and as we expand our international operations, more of our customers pay us in foreign currencies. Transactions in currencies other than U.S. dollars subject us to fluctuations in currency exchange rates. Accordingly, changes in exchange rates between the U.S. dollar and other currencies could have a material adverse effect on our revenues and net income, which may in turn have a negative impact on our business, results of operations, financial condition and cash flows. The exchange rate between the U.S. dollar and other currencies has changed substantially in recent years and may fluctuate in the future. We expect that the vast majority of our revenues will continue to be generated in U.S. dollars for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in other currencies such as Indian Rupee. The hedging strategies that we may implement in the future to mitigate foreign currency exchange rate risks may not reduce or completely offset our exposure to foreign exchange rate fluctuations and may expose our business to unexpected market, operational and counterparty credit risks. Accordingly, we may incur losses from our use of foreign exchange derivate contracts that could have a material adverse effect on our business, results of operations and financial condition.

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

Our earnings and financial condition may be negatively impacted by certain tax related matters.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our provision for income taxes and cash tax liability could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in accounting principles or interpretations and changes in tax laws. Certain jurisdictions, including the United States, are actively contemplating tax reform and tax policy changes. Any of these changes could adversely impact our results of operations and financial condition in future periods. In addition, our income tax returns are subject to examination in the jurisdictions in which we operate. An unfavorable outcome of one or more of these examinations may have an adverse effect on our business, results of operations and financial condition.

International hostilities, terrorist activities, other violence or war, natural disasters, pandemics and infrastructure disruptions, could delay or reduce the number of new service orders we receive and impair our ability to service our customers, thereby adversely affecting our business, results of operations and financial condition.

Hostilities involving acts of terrorism, violence or war, natural disasters, global health risks or pandemics or the threat or perceived potential for these events could materially adversely affect our operations and our ability to provide services to our customers. Such events may cause customers to delay their decisions on spending for information technology, consulting, and business process services and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to our and our customers’ physical facilities and operations around the world. Additionally, by disrupting communications and travel, giving rise to travel restrictions, and increasing the difficulty of obtaining and retaining highly-skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to some or all of our customers. The majority of our employees are located in India, and the vast majority of our technical professionals in the United States and Canada are Indian nationals who are able to work in the United States and Europe only because they hold current visas and work permits. Any inability to travel could cause us to incur additional unexpected costs and expenses or could impair our ability to retain the skilled professionals we need for our operations. In addition, any extended disruptions of electricity, other public utilities or network services at our facilities could also adversely affect our ability to serve our customers.

Hostilities involving the United States, Canada and India where we provide services to our customers, and other acts of terrorism, violence or war, natural disasters, global health risks or pandemics may reduce the demand for our services and negatively affect our revenues. If we fail to defend against any of these occurrences, we might be unable to protect our people, facilities and systems. If these disruptions prevent us from effectively serving our customers, our business, results of operations and financial condition could be adversely affected.

Anti-outsourcing legislation, if adopted, and negative perceptions associated with offshore outsourcing could impair our ability to service our customers and adversely affect our business, results of operations and financial condition.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in the United States, which is our largest market. For example, a number of measures aimed at limiting or restricting outsourcing by U.S. companies have been put forward for consideration by the U.S. Congress and in various state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. Further, the current U.S. administration or Congress may seek to limit outsourcing by U.S. companies. If enacted, such measures may broaden existing restrictions on outsourcing by federal and state government agencies and on government contracts with firms that outsource services directly or indirectly, or impact private industry with measures that include tax disincentives, fees or penalties, intellectual property transfer restrictions, mandatory government audit requirements, and new standards that have the effect of restricting the use of certain business and/or work visas. In the event that any of these measures become law, our ability to provide services to our customers could be impaired, which could adversely affect our business, results of operations and financial condition.

In addition, from time to time there has been publicity about negative experiences associated with offshore outsourcing, such as domestic job loss and theft and misappropriation of sensitive customer data, particularly involving service providers in India. Current or prospective customers may elect to perform certain services themselves or may be discouraged from utilizing global service delivery providers due to negative perceptions that may be associated with using global service delivery models or firms. Any slowdown or reversal of existing industry trends toward global service delivery would seriously harm our ability to compete effectively with competitors that provide the majority of their services from within the country in which our customers operate.

Restrictions on immigration may affect our ability to compete for and provide services to customers, which could hamper our growth and cause our revenues to decline.

Our future success continues to depend on our ability to attract and retain employees with technical and project management skills, including those from developing countries, especially India. The ability of foreign nationals to work in the United States, depends on their and our ability to obtain the necessary visas and work permits for our personnel who need to travel internationally. If we are unable to obtain such visas or work permits, or if their issuance is delayed or if their length is shortened, we may not be able to provide services to our customers or to continue to provide services on a timely and cost-effective basis, receive revenues as early as expected or manage our delivery centers as efficiently as we otherwise could, any of which could have a material adverse effect on our business, results of operations and financial condition.

Immigration and work permit laws and regulations in the countries in which we have customers are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. For example, the U.S. Congress has been actively considering various proposals that would make extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Further, the current U.S. administration or Congress may seek to limit the admission of high-skilled temporary and permanent workers and has issued and may continue to issue executive orders designed to limit immigration. Any such provisions may increase our cost of doing business in the United States and may discourage customers from seeking our services. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.

Risk Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations and financial condition.

As of December 31, 2017, we had approximately $5.6 million in borrowings outstanding under our $10 million credit facility (the “Credit Facility”), which provides for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes, up to $2 million in principal pursuant to a term loan (the “Term Loan”) for the purpose of a permitted business acquisition and up to $200,000 for letters of credit.

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

To date, we are not in compliance with the financial covenants contained in the loan agreement with Sterling National Bank. We received waivers from Sterling National Bank for our non-compliance with the loan agreement for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. We do not expect Sterling National Bank to continue to grant further waivers for continued non-compliance. In the event we are not in compliance with the loan agreement in the future and Sterling National Bank were to discontinue granting us waivers and call a default on the loan agreement, we would be forced to find another lender to take its place and we would face greater short-term working capital constraints, which could adversely affect our operations and our financial results.

In addition, we have an outstanding aggregate of $1.25 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of March 29, 2018, we are not current in the payment of interest on all of the 2017 Notes and are in discussion with holders of the 2017 notes for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

The 2017 Notes are convertible into shares of our common stock at a conversion price equal to $2.80. The holders of the 2017 Notes have the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of the Company’s common stock at the then applicable conversion price.

The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock.

On March 10, 2017, we issued as consideration to the selling stockholders of Ameri California unsecured promissory notes issued for the aggregate principal amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018).  On February 28, 2018, we entered the Amendment with Moneta Ventures Fund I, L.P. to amend the terms of the Moneta Note. Among other things, the Amendment provided for the extension of the maturity of the Moneta Note to August 31, 2018, amendment of the payment terms of the Moneta Note, waiver by Moneta of the existence of any Company event of default pursuant to the Moneta Note as of February 28, 2018 and waiver by the Company of certain restrictions with respect to the resale of certain restricted common stock of the Company held by Moneta.

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

Risks Relating to Our Securities

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock may be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	sales of our common stock, including management shares;

•	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors;

•	our ability to manage the costs of maintaining adequate internal financial controls and procedures in connection with the acquisition of additional businesses; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Holders of our warrants will have no rights as a common stockholder until they exercise their warrants and acquire our common stock.

Until a holder of our warrants acquires shares of our common stock upon exercise of such warrants, such holder will have no rights with respect to shares of our common stock issuable upon exercise of the warrants. Upon exercise of warrants by, the holder shall become entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The warrants may not have any value.

Each warrant has an exercise price per share of $4.115, is currently exercisable and expires five years from the date of issuance. In the event the price of our common stock does not exceed the exercise price of the warrants during the period when the warrants are exercisable, the warrants may not have any value.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Certain of our stockholders currently hold shares which are subject to restrictive legends that may be eligible for removal, and if such stockholders complete the process for removal of an applicable restrictive legend, their shares will become freely tradeable.  In addition, over four million shares are issuable upon exercise of options and warrants, settlement of restricted stock units and conversion of the 2017 Notes. Pursuant to an effective registration statement, 1,000,000 shares issuable upon exercise of outstanding warrants are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act. If any options are exercised, restricted stock units are settled or the 2017 Notes are converted, the shares issued upon such exercise, settlement or conversion (as applicable) will also be restricted, but may be sold under Rule 144 after the shares have been held for six months. Sales under Rule 144 may be subject to volume limitations and other conditions.

In addition to the possibility that actual sales of significant amounts of our common stock in the public market could harm our common stock price, the fact that our stockholders have the ability to make such sales could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could also make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We do not expect to pay dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors as our board of directors may consider relevant. In addition, no dividends will be declared or paid or set apart for payment on our common stock unless all accumulated accrued and unpaid dividends in respect of our Series A Preferred Stock are contemporaneously declared and paid in cash or declared and a sum of cash sufficient for the payment thereof set apart for such payment on the Series A Preferred Stock for all past dividend periods with respect to which full dividends were not paid on the Series A Preferred Stock in cash. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

We currently have Series A Preferred Stock outstanding and our certificate of incorporation authorizes our board of directors to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. We currently have 405,395 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock Certificate of Designation provides for the payment of cash dividends on the Series A Preferred Stock at a rate of 9.00% per annum, provided that we may pay dividends in-kind through the issuance of additional shares to holders of the Series A Preferred Stock at a rate per annum equal to 11.00% per annum, at the sole option of the Company, for up to four quarterly dividend periods in any consecutive 36-month period, determined on a rolling basis.  As we paid dividends on the Series A Preferred Stock in-kind for each quarter of 2017, we are obligated to pay cash dividends no the Series A Preferred Stock in 2018 and 2019. If we do not pay such dividends in cash, it will be a quarterly dividend payment default, and following six such unpaid defaults, the 11% dividend rate shall apply.  Our Series A Preferred Stock gives its holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, collectively, control the majority of our voting securities. Accordingly, our executive officers, directors and principal stockholders, and their respective affiliates, will have significant influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts and you should not invest in our common stock in anticipation that we will obtain additional analyst coverage. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

Being a public company results in additional expenses, diverts management’s attention and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time consuming or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on The Nasdaq Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

The Series A Preferred Stock ranks junior to all of our indebtedness.

We currently have no other capital stock outstanding that is senior to or on parity with the Series A Preferred Stock.  In the event of our bankruptcy, liquidation, reorganization or other winding-up, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness has been paid.  In addition, we are a holding company and the Series A Preferred Stock will effectively rank junior to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries and any capital stock of our subsidiaries not held by us. The rights of holders of the Series A Preferred Stock to participate in the distribution of assets of our subsidiaries will rank junior to the prior claims of that subsidiary’s creditors and any other equity holders. Consequently, if we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets remaining to pay amounts due on any or all of the Series A Preferred Stock then outstanding. We and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock.

We are not obligated to pay dividends on the Series A Preferred Stock if prohibited by law and will not be able to pay cash dividends if we have insufficient cash to do so.

Under Delaware law, dividends on capital stock may only be paid from “surplus” or, if there is no “surplus,” from the corporation’s net profits for the then-current or the preceding fiscal year. Unless we operate profitably, our ability to pay dividends on the Series A Preferred Stock would require the availability of adequate “surplus,” which is defined as the excess, if any, of our net assets (total assets less total liabilities) over our capital.  Further, even if adequate surplus is available to pay dividends on the Series A Preferred Stock, we may not have sufficient cash to pay cash dividends on the Series A Preferred Stock.

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

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a public reporting company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

•
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, stock price and the value of our warrants.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until year-end 2017. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year for which our second annual report is due or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Agency, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in approximately 2,547 square feet of office space in Princeton, New Jersey and is situated within an office that also serves as the principal office of Ameri and Partners. We currently pay rent of $5,400 per month for our principal office. We also lease administrative, marketing and support facilities totaling approximately 17,000 square feet in Atlanta, Georgia; Folsom, California and Chandler, Arizona in the U.S. and Chennai, Mumbai, Noida and Bangalore, India. Most of our lease commitments end by 2020.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Effective May 26, 2015, our trading symbol on the OTCQB Marketplace was temporarily changed to “SPZRD” from “SPZR” because of the Merger. This temporary trading symbol was then replaced by FINRA (Financial Industry Regulatory Authority) with “AMRH”. In connection with our November 2017 public offering, we uplisted our common stock from the OTCQB Marketplace to trading on The Nasdaq Capital Market under our existing ticker symbol “AMRH”.

The following table sets forth the high and low closing prices for a share of our common stock on The Nasdaq Capital Market for the periods indicated during our 2016 and 2017 fiscal years:

Twelve months ended December 31, 2016 and December 31, 2017	High	Low

Quarter ended March 31, 2016	$7.00	$5.00
Quarter ended June 30, 2016	$7.00	$5.50
Quarter ended September 30, 2016	$7.00	$5.00
Quarter ended December 31, 2016	$7.50	$5.00
Quarter ended March 31, 2017	$6.55	$6.51
Quarter ended June 30, 2017	$9.00	$6.51
Quarter ended September 30, 2017	$9.00	$6.50
Quarter ended December 31, 2017	$8.70	$1.39

Holders

As of March 3, 2018, we had 518 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

During the past two years, we sold the following securities without registration under the Securities Act:

Lone Star Value

For the purpose of financing the ongoing business and operations of our company following the Merger, concurrently with the closing of the Merger, we issued a 5% Unsecured Convertible Note due May 26, 2017, in the principal amount of $5 million (the “Convertible Note”), together with a warrant to purchase shares of our common stock (the “Original Warrant”), in a private placement (the “Private Placement”) to Lone Star Value Investors, LP (“LSVI”), pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015.  Prior to the Merger, Lone Star Value was our majority shareholder.  The Convertible Note was unsecured and was to become due on May 26, 2017, the second anniversary of the issue date. Prior to maturity, the Convertible Note bore interest at 5% per annum, with interest being paid semiannually on the first day of each of the first and third calendar quarters. From and after an event of default and for so long as the event of default was continuing, the Convertible Note was to bear default interest at the rate of 10% per annum. The Convertible Note could be prepaid by us at any time without penalty.

The Convertible Note was convertible into shares of our common stock at a conversion price of $1.80 per share, or an aggregate of 2,777,778 shares of common stock, subject to adjustment under certain circumstances. The Convertible Note ranked senior to all of our other obligations, except for trade payables in the ordinary course of business, purchase money asset financing and any inventory or receivables-based credit facility that we may obtain in the future, provided that the amount of the credit facility does not exceed 50% of eligible inventory and 80% of eligible receivables. The Convertible Note also included certain negative covenants including, without LSVI’s approval, restrictions on debt and security interests, mergers and the purchase and sale of assets, dividends and other restricted payments and investments.

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

On May 13, 2016, LSVI completed an early partial exercise of its Original Warrant for 1,111,111 shares of our common stock at a price of $1.80 per share, for total consideration to us of $2 million, and LSVI was issued a replacement warrant for the remaining 1,666,666 shares under the Original Warrant on the same terms as the Original Warrant (the “Replacement Warrant”). LSVI also agreed to an amendment of the Convertible Note to extend the maturity of the Convertible Note for two years in exchange for (i) the right to request that the Board expand the size of the Board to nine directors from the current eight, with LSVI having the right to designate up to four of the nine directors and (ii) the issuance of an additional warrant (the “Additional Warrant”) for the purchase of 1,000,000 shares of the Company’s common stock at a price of $6.00 per share, on substantively the same terms as the Original Warrant, except the Additional Warrant may only be exercised for cash.  LSVI’s Registration Rights Agreement, dated May 26, 2015, with the Company was also amended and restated to include the shares of common stock issuable under the Additional Warrant.

On December 30, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with LSVI, pursuant to which the Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company’s Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. As a result of the exchange transaction, no principal or interest remained outstanding or payable under the Convertible Note and the Convertible Note was no longer convertible into shares of common stock of the Company. We issued 10,097, 10,277 and 21,410 shares of Series A Preferred Stock to LSVI in May 2017, September 2017 and December 2017, respectively, as payments of a dividend on the shares of Series A Preferred Stock held by LSVI for each fiscal quarter of 2017.

On September 26, 2017, LSVI completed a cashless exercise of the full Replacement Warrant, of which there was a total of 1,666,666 shares of common stock underlying, in exchange for the issuance of 1,205,837 shares of our common stock.

2016 Issuances

On April 20, 2016, we entered into a Stock Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased 500,000 unregistered shares of our common stock from us at a price per share of $6.00 for aggregate consideration to us of $3 million. Mr. Rai made representations to us regarding his knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares he purchased.

On June 23, 2016, we entered into a definitive agreement to purchase Bigtech. The acquisition of Bigtech was effective as of July 1, 2016, and as part of the consideration paid for the acquisition, we delivered to Bigtech’s two former shareholders and officers warrants for the purchase of an aggregate 51,000 restricted shares of our common stock. Pursuant to the terms of the warrants, the former Bigtech shareholders acknowledged that the warrants represented unregistered securities that may not be sold or offered except pursuant to an effective registration statement and that any shares issued upon exercise of the warrants would be restricted and held for each such former shareholder’s own account.

On July 22, 2016, we issued 101,250 restricted shares of our common stock to the former sole member and chief executive officer of Virtuoso as part of the total consideration for the acquisition of Virtuoso .The shares were issued with a value of $6.51 per share. The former sole member of Virtuoso made representations to us regarding his knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares he received.

On July 29, 2016, we became obligated to issue 1,600,000 restricted shares of our common stock to the three former members and managing partners of Ameri Arizona as part of the total consideration for the acquisition of Ameri Arizona. The restricted shares are to be issued on July 29, 2018 or upon a change of control of the Company (whichever occurs earlier). The former members of Ameri Arizona made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

On September 1, 2016, we issued 299,250 restricted shares of common stock to Srinidhi “Dev” Devanur, our Executive Chairman, in connection with the completion of our acquisition of Ameri India on July 1, 2016, pursuant to the terms of a Stock Purchase Agreement dated May 26, 2015. Mr. Devanur previously made representations to us regarding his knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares he acquired.

2017 Issuances

On January 27, 2017, we issued 33,333 restricted shares of our common stock its legal counsel, Olshan Frome Wolosky LLP (“Olshan”), in exchange for the cancellation of a portion of accrued and unpaid legal fees owed by us to Olshan. Each of the Olshan partners who received restricted shares is a sophisticated investor with knowledge and experience of financial and business matters related to an investment in our securities. In addition, restricted shares bear transfer restrictions and the recipients acquired such securities for their own respective accounts without a view to resell or distribute them.

On March 7, 2017, we completed the sale and issuance of the 2017 Notes, for proceeds to us of an aggregate of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of March 29, 2018, we are not current in the payment of interest on all of the 2017 Notes and are in discussion with holders of the 2017 notes for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

The 2017 Notes are convertible into shares of our common stock at a conversion price equal to $2.80 per share. The holders of the 2017 Notes have the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of our common stock.  The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock. The 2017 Notes purchasers made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the 2017 Notes they purchased. Pursuant to the terms of the 2017 Notes purchase agreement, the purchasers acknowledged that the 2017 Notes represented unregistered securities that may not be sold or offered except pursuant to an effective registration statement and that any shares issued upon conversion of the 2017 Notes would be restricted and held for each holder’s own account.

On March 10, 2017, we issued 576,923 restricted shares of our common stock to the nine former stockholders of Ameri California as part of the total consideration for the acquisition of Ameri California. The shares were issued with a value of $6.50 per share. The former shareholders of Ameri California made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

On May 19, 2017, we issued 12,408 shares of our common stock to the former sole member of Virtuoso as payment of certain earn-out payments owed to him under the Virtuoso merger agreement. The former sole member of Virtuoso made representations to us regarding his knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares he received.

On December 31, 2017, we issued 151,300 shares of our common stock to the former stockholders of Ameri Georgia as partial payment of certain earn-out payments owed to them under the purchase agreement for Ameri Georgia. The shares were issued with a value of $2.69 per share. The former shareholders of Ameri Georgia made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

On December 31, 2017, we issued 176,841 shares of our common stock to the former members of Ameri Arizona as partial payment of certain earn-out payments owed to them under the purchase agreement for Ameri Arizona. The shares were issued with a value of $2.66 per share. The former members of Ameri Arizona made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act as sales by an issuer not involving a public offering. None of the foregoing issuances were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. In each case, the issuances were made, without any general solicitation or advertising, to a limited number of sophisticated investors with knowledge and experience of financial and business matters related to an investment in the Company’s securities. In addition, the securities issued in the foregoing issuances were restricted securities bearing transfer restrictions and the recipients acquired such securities for their own respective accounts without a view to resell or distribute them. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same. Accordingly, the foregoing issuances are subject to the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and related notes included elsewhere in this report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements.”  The statements, which are not historical facts contained in this report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and notes to our consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, our ability to raise additional funding, our ability to maintain and grow our business, variability of operating results, our ability to maintain and enhance our brand, our development and introduction of new products and services, the successful integration of acquired companies, technologies and assets into our portfolio of software and services, marketing and other business development initiatives, competition in the industry, general government regulation, economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, our ability to protect our intellectual property, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales and other risks described herein and in our other filings with the SEC.

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

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which had been a shell company until May of 2015. On May 26, 2015, we completed a “reverse merger” transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation as our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (doing business as Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners’ former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to the Merger Agreement, and in connection with the Merger we changed our name to AMERI Holdings, Inc. Since the Merger, we have been an active holding company headquartered in Princeton, New Jersey, with offices across the United States that are supported by offices in India.

Overview

We specialize in delivering SAP cloud, digital and enterprise services to clients worldwide. Our SAP focus allows us to provide technological solutions to a broad and growing base of clients. Our model inverts the conventional global delivery model wherein offshore IT service providers are based abroad and maintain a minimal presence in the United States. With a strong SAP focus, our client partnerships anchor around SAP cloud and digital services. We pursue an acquisition strategy that seeks to disrupt the established business model of offshore IT service providers.

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

For the year ended December 31, 2017 and December 31, 2016, sales to five major customers accounted for approximately 43% and 53% of our total revenue, respectively. For the year ended December 31, 2017, one of our customers contributed 11% of our revenue, and for year ended December 31, 2016, two of our customers contributed 16% and 13% of our revenues, respectively.

During the year ended December 31, 2017, we streamlined our operations by eliminating redundant positions across our acquired entities, which resulted in a restructuring charge of approximately $0.4 million and the elimination of 26 employees. We anticipate that streamlining of our operations will result in annual savings of approximately $1.75 million, inclusive of payroll, benefits, office consolidations and other ancillary employee related costs.

We continue to explore strategic alternatives to improve the market position and profitability of our product and service offerings in the marketplace, generate additional liquidity for the Company, and enhance our valuation. We plan to pursue our goals during the next twelve months principally through organic growth and through strategic alternatives. Some of these alternatives have included, and could continue to include, selective acquisitions. We have obtained financing and additional capital from the sale of equity and incurrence of indebtedness in the past, and we continue to consider capital raising and financing from the sale of various types of equity and incurrence of indebtedness to provide capital for our business plans and operations in the future.

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;

•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;

•	Our ability to acquire other technology services companies and integrate them with our existing business;

•	Our ability to raise additional equity capital, if and when we needed;

•	We may incur an impairment of the goodwill acquired from our prior business acquisitions if our acquired entities do not experience growth; and

•	Our ability to control our costs of operation as we expand our organization and capabilities.

We have incurred significant and recurring operational losses as a result of our ongoing acquisition strategy. We have outstanding cash payment obligations related to our past acquisitions of approximately $4.3 million.  In addition, under the terms of our Series A Preferred Stock, we are currently obligated to pay approximately $2 million in dividends per year on such stock through fiscal year 2019. If our current cash position does not improve significantly, we will not have sufficient cash on hand to meet these obligations.  Due to our working capital constraints, we are not current in all payments to all our unsecured noteholders. We are working with certain of our unsecured noteholders to negotiate payment terms until we are able to raise more capital.

Operational streamlining that was completed in 2017 is anticipated to provide cash savings of approximately $1.75 million per year. We believe additional cost-cutting efforts will further reduce cash used in operations.  In addition, we believe that we can obtain additional external financing to meet future cash requirements. We raised $1.25 million in March 2017 through the sale of convertible notes and over $6.7 million in gross proceeds through our public offering of common stock and warrants in November 2017.

There can be no assurance that we will be able to secure additional sources of capital or that cost savings will provide sufficient working capital.  If we continue to be unable to pay all outstanding payments under our unsecured notes, the unpaid noteholders may take legal action against us, they may accelerate the payment of the principal under the applicable notes, and our senior secured lender may call a cross-default under our existing credit facility, which could result in the acceleration of the obligations thereunder and have a negative impact on our revenue and financial results.  Should we be unable to raise sufficient debt or equity capital, we could be forced to cease operations. Our plan regarding these matters is to work to raise additional debt and/or equity financing to allow us the ability to cover our current cash flow requirements and meet our obligations as they become due. There can be no assurances that financing will be available or if available, that such financing will be available under favorable terms.

Result of Operations

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Twelve Months Ended December 31,
	2017	2016

Net revenue	$48,593,712	$36,145,589
Cost of revenue	38,355,967	29,217,186
Gross profit	10,237,745	6,928,403

Operating expenses:
Selling, general and administration	18,510,120	9,361,961
Acquisition related expenses	481,123	1,585,136
Depreciation and amortization	3,217,191	1,361,169
Operating expenses	22,208,434	12,308,266
Operating (loss):	(11,970,689)	(5,379,863)

Interest expense	(575,039)	(751,074)
Other income	4,995	16,604
Change due to estimates	1,074,158	(410,817)
Total other income /(expenses)	504,114	(1,145,287)
(Loss) before income taxes	(11,466,575)	(6,525,150)
Income tax benefit	2,391,762	3,747,846
Net (loss)	(9,074,813)	(2,777,304)
Non-controlling interest	-	(3,382)
Net (loss) attributable to the Company	(9,570,632)	(2,780,686)
Dividend on preferred stock	(2,089,151)	-
Net (loss) attributable to common stock holders	(11,163,964)	(2,780,686)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	44,301	(7,426)
Total comprehensive (loss)	$(11,119,663)	(2,788,112)
Comprehensive (loss) attributable to the Company	(11,119,663)	(2,784,730)
Comprehensive (loss) attributable to the non-controlling interest	-	(3,382)
	(11,119,663)	(2,788,112)
Basic (loss) per share	$(0.75)	$(0.21)
Diluted (loss) per share	$(0.75)	$(0.21)

Basic weighted average number of shares	14,982,791	13,068,597
Diluted weighted average number of shares	14,982,791	13,068,597

Revenues

Revenues for the year ended December 31, 2017 increased by $12.45 million, or 34.4%, as compared to the year ended December 31, 2016.  This increase was primarily attributable to our acquisition of Ameri California in 2017 and the inclusion of Ameri Arizona’s full year results in 2017, whereas only five months of Ameri Arizona’s results were included in our 2016 financials following its acquisition in late July 2016. Our Ameri and Partners and Ameri Georgia subsidiaries, together, experienced a decline in revenue in 2017, as compared to 2016, due to attrition of low margin business. The table below sets forth changes in revenue by our primary operating businesses.

Revenues by Primary Operating Businesses
(in millions of U.S. dollars)

	Year Ended December 31, 2017	Year Ended December 31, 2016	Increase (Decrease)
Ameri and Partners / Ameri Georgia	25.80	28.48	(2.68)
Ameri Arizona	13.35	7.65	5.70
Ameri California	9.43	-	9.43
Total	48.59	36.15	12.45

For the years ended December 31, 2017 and December 31, 2016, sales to five major customers accounted for approximately 43% and 53% of our total revenue, respectively. For the year ended December 31, 2017, one of our customers contributed 11% of our revenue, and for the year ended December 31, 2016, two of our customers contributed 16% and 13% of our revenue, respectively. We derived most of our revenues from our customers located in North America for the years ended December 31, 2017 and December 31, 2016.

Gross Margin

Our gross margin was 21% for the year ended December 31, 2017, as compared to 19% for the year ended December 31, 2016.  Gross margin from Ameri California, which was acquired in March 2017, was 26%; without this acquisition our gross margin would have been 20%.

Our target gross margins in future periods are anticipated to be in the range of 20% to 25% based on a mix of project revenues and professional service revenues. However, there is no assurance that we will achieve such anticipated gross margins.

Selling, General and Administration Expenses

Selling, general and administration (“SG&A”) expenses include all costs, including rent costs, which are not directly associated with revenue-generating activities, as well as the non-cash expense for stock based compensation. These include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

SG&A expenses for the year ended December 31, 2017 were $18.5 million, as compared to $9.0 million for the year ended December 31, 2016.  SG&A expenses increased by $9.5 million, of which $5.6 million was attributable to stock based compensation expense due to grants made to our employees, accelerated expenses upon cancellation of restricted stock units in the second quarter of 2017, a charge related to the cashless exercise of warrant exercised by LSVI in the third quarter of 2017 and stock compensation expenses incurred due to the issuance of shares to a director as a bonus for services provided to the Company in 2017.

Our acquisition of Ameri California added an additional $2.2 million to our SG&A expenses for the year ended December 31, 2017. The remaining increase in SG&A was attributable to the full-year results of our 2016 acquisitions in our 2017 fiscal year, while they only contributed to our results for a portion of 2016.

Depreciation and Amortization

Depreciation and amortization expense amounted to $3.2 million for the year ended December 31, 2017, as compared to $1.4 million for the year ended December 31, 2016. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.  Our amortization schedule is as follows:

Year ending December 31,	Amount

2018	2,825,148
2019	2,457,806
2020	2,326,000
2021	1,510,749
2022	350,000
Total	$9,469,703

Operating loss

Our operating loss was $12.0 million for the year ended December 31, 2017, as compared to $5.4 million for the year ended December 31, 2016. This increase in loss was mainly due to the significant increase in stock based compensation expenses and incremental expenses from acquired entities in 2017 and 2016.

Interest Expense

Our interest expense for the year ended December 31, 2017 was $0.6 million as compared to $0.8 million for the year ended December 31, 2016. The decrease was mainly due to differences in interest rates in 2017 as compared to 2016.

Changes in Estimates

Changes in estimates represents a reduction of $1.1 million in contingent consideration payable for previously acquired entities which did not meet their earn-out targets.

Income Taxes

Our benefit from income taxes for the years ended December 31, 2017 and December 31, 2016 was $2.4 million and $3.7 million, respectively. The benefits from income taxes are due to recurring net operating losses of the Company.

Acquisition Related Expenses

We had acquisition related expenditures of $0.5 million and $1.6 million during the years ended December 31, 2017 and December 31, 2016, respectively. These expenses included legal, professional services, valuation and due diligence services and other acquisition related fees incurred in connection with our acquisitions. The decrease was due to the decline in acquisition related activities in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Liquidity and Capital Resources

Our cash position was $4.9 million as of December 31, 2017, as compared to $1.4 million as of December 31, 2016.  The increase in our cash position was primarily due to the funds received from our November 2017 public offering.  We currently anticipate payments of $5.5 million toward cash obligations in respect of completed acquisitions, including for the payment of potential earn-outs during the next 12 months.

Cash used for operating activities was $2.7 million during the years ended December 31, 2017 and December 31, 2016.  We were able to control the level of cash used for operating activities from year to year through cost-cutting measures that reduced working capital requirements. Cash used in investing activities was $0.8 million during the year ended December 31, 2017. Cash provided by financing activities was $7.0 million during the year ended December 31, 2017 and was attributable to the sale of common stock and warrants in our November 2017 public offering, our private placement of convertible notes in March 2017 and net bank borrowings.

Public Offering

On November 21, 2017, we completed an underwritten public offering of 1,475,000 shares of our common stock, at a price of $4.115 per share, and warrants to purchase up to an aggregate of 1,475,000 shares of our common stock, at a price of $0.01 per warrant. The warrants have a per share exercise price of $4.115, were exercisable as of November 21, 2017 and expire five years from that date. The gross proceeds to us from this offering were approximately $6,084,375, before deducting underwriting discounts and commissions and other estimated offering expenses.  In connection with the offering, we uplisted our common stock from the OTCQB Marketplace to trading on The Nasdaq Capital Market under the ticker symbol “AMRH”, and we listed the publicly offered warrants for trading on The Nasdaq Capital Market under the ticker symbol “AMRHW”.

On January 24, 2018, we received confirmation from our transfer agent, Corporate Stock Transfer, Inc., which also serves as the warrant agent for the public warrant, that through such date certain holders of warrants had cumulatively exercised warrants for the purchase of a total of 153,060 shares of our common stock, at an exercise price of $4.115 per share, for gross proceeds to us of $629,841.90.

Liquidity Concerns

We incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities. As of December 31, 2017, we had negative working capital of $15.7 million and cash of $4.9 million. Our principal sources of cash have included bank borrowings, the private placement of convertible notes and the public offering of securities. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

Available Credit Facility, Borrowings and Repayment of Debt

On July 1, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with its wholly-owned subsidiaries Ameri and Partners and Ameri Georgia, as borrowers (the “Borrowers”), the Company and its wholly-owned subsidiaries Linear Logics, Corp. and WinHire Inc. (dissolved in March 2017) serving as guarantors, the Company’s former Chief Executive Officer, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, “Sterling”). The Company joined Ameri California, Virtuoso and Ameri Arizona as borrowers under the Loan Agreement following their respective acquisition.

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

On August 28, 2017, pursuant to an amendment of the Loan Agreement, we and certain of our subsidiaries obtained an incremental term loan from Sterling National Bank in the amount of $343,200.58, which amount was an addition to and comprised a part of the existing Term Loan under the existing Loan Agreement. In January 2018, we repaid the incremental term loan.

To date, we are not in compliance with the financial covenants contained in its Loan Agreement with Sterling National Bank. We received waivers from Sterling National Bank for our non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. We do not expect Sterling National Bank to continue to grant further waivers for continued non-compliance.

If we are not in compliance with the Loan Agreement in the future and we are unable to obtain future waivers from Sterling National Bank, the bank could declare our loans with it to be in default and elect to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay the outstanding amounts, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement. The Loan Agreement is also supported by a validity guaranty from our former Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under the 2017 Notes. We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

Interest paid on the Term Loan during the year ended December 31, 2017 amounted to $0.15 million. Principal repaid on the Term Loan during the year ended December 31, 2017 was $0.4 million. The short term and long-term outstanding balances on the Term Loan as of December 31, 2017 were $0.7 million and $1.1 million, respectively. The outstanding balance of the Revolving Loans as of December 31, 2017 was $3.7 million.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $0.01 million and a line of credit for $0.36 million as of December 31, 2017. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $0.42 million with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the year ended December 31, 2017 amounted to $2,015 for the term loan and $37,719 line of credit held by Bigtech.

For the purpose of financing the ongoing business and operations of our company, on April 20, 2016, we entered into a Stock Purchase Agreement with Dhruwa N. Rai, pursuant to which Mr. Rai purchased 500,000 unregistered shares of our common stock, par value $0.01 per share, from us at a price per share of $6.00 for aggregate consideration to us of $3 million.

On May 13, 2016, LSVI completed an early partial exercise of its Original Warrant for 1,111,111 shares of our common stock at a price of $1.80 per share, for total consideration to us of $2 million, and LSVI was issued the Replacement Warrant for the remaining 1,666,666 shares under the Original Warrant on the same terms as the Original Warrant.

On March 7, 2017, we completed the sale and issuance of the 2017 Notes for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of March 29, 2018, we are not current in the payment of interest on all of the 2017 Notes and are in discussion with holders of the 2017 notes for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

The 2017 Notes are convertible into shares of our common stock at a conversion price equal to $2.80. The holders of the 2017 Notes have the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of the Company’s common stock at the conversion price.

The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock.

Future Sources of Liquidity

We expect our primary sources of cash to be customer collections and external financing. We also continue to work on cost reductions, and we have initiated steps to reduce our overhead to improve cash savings.  We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Accounts Receivable

Accounts receivable for the year ended December 31, 2017 were $8.9 million as compared to $8.0 million as on December 31, 2016. While Ameri California contributed $2.3 million to our accounts receivables in 2017, our accounts receivable did not increase by that amount due to a reduction in accounts receivable of our other subsidiaries.

Accounts Payable

Accounts payable for the year ended December 31, 2017 were $5.3 million as compared to $5.1 million as on December 31, 2016. While Ameri California contributed $1 million to our accounts payable in 2017, our accounts payable did not increase by that amount due to a reduction in accounts payable of our other subsidiaries.

Other Accrued Expenses

Accrued expenses for the year ended December 31, 2017 were $2.6 million as compared to $2.1 as on December 31, 2016. While Ameri California contributed $0.5 million to our accrued expenses in 2017, our accrued expenses did not increase by that amount due to a reduction in accrued expenses of our other subsidiaries.

Commitments and Contingencies

As of December 31, 2017, we had the following obligations and commitments to make future payments under contractual obligations and commercial commitments:

	Payments due by period
	Total	Less than 1 year	1-3 years	3+ years
Long-term debt obligations	$1,880,114	$749,551	$1,130,563	$-
Operating lease obligations	268,992	123,873	145,119	-
Total	$2,149,106	$873,424	$1,275,682	$-

Foreign Currency Risk

Overall, we believe that we have limited currency risk resulting from movement in foreign currency exchange rates as most of our revenues are derived from customers located in North America.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operations are generally not affected by seasonal fluctuations. However, our consultants’ billable hours are affected by national holidays and vacation policies, which vary by country.

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

Stock-Based Compensation. Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant-date fair value of those awards. We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Impairment. Long-lived assets, which include property, plant and equipment, and certain other assets to be held and used by us, are reviewed when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized based on the fair value of the asset.

Income Taxes. We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on employee stock awards in excess of recorded stock-based compensation expense are credited to additional paid-in capital. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Accounts Receivable. We extend credit to clients based upon management’s assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts.

Business Combination. We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any non-controlling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Goodwill and Purchased Intangibles. We evaluate goodwill and purchased intangible assets for impairment at least annually, or as circumstances warrant. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount. For purchased intangible assets, if our annual qualitative assessment indicates possible impairment, we test the assets for impairment by comparing the fair value of such assets to their carrying value. In determining the fair value, we utilize various estimates and assumptions, including discount rates and projections of future cash flows. If an impairment is indicated, a write down to the implied fair value of goodwill or fair value of intangible asset is recorded.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing.” The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. We have adopted this accounting standard as of January 1, 2018 and we do not believe the new accounting standard will have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2018. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. The Company is currently evaluating the effect this new standard will have on its consolidated financial statements and related disclosures. We do not expect the requirement to recognize a right-of-use asset and a lease liability for operating leases to have a material impact on the presentation of our consolidated statements of financial position.

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

In January 2017, the FASB issued ASU No. 2017-04, simplifying the Test for Goodwill Impairment. Under this new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. We are in in process of evaluating the impact of these updates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information required by this Item.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2017, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not yet effective as of the end of the period covered by this report as noted below in management’s report on internal control over financial reporting. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2017.

Our Board has adopted a Code of Business Conduct and Ethics applicable to our Chief Executive Officer, Chief Financial Officer and all of our other employees. This Code of Business Conduct and Ethics is posted on our website at www.amer100.com in the Investor Relations section. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, the provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of such provision of our Code of Ethics by posting such information on our website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description

1.1
Underwriting Agreement dated November 17, 2017 between Ameri Holdings, Inc. and Northland Securities, Inc. (filed as Exhibit 1.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 17, 2017 and incorporated herein by reference).

2.1
Share Purchase Agreement, dated as of November 20, 2015, by and among Ameri Holdings, Inc., Bellsoft, Inc., and all of the shareholders of Bellsoft (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

2.2
Agreement of Merger and Plan of Reorganization, dated as of July 22, 2016, by and among Ameri Holdings, Inc., Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso, L.L.C. and the sole member of Virtuoso, L.L.C. (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2016 and incorporated herein by reference).

2.3
Membership Interest Purchase Agreement, dated as of July 29, 2016, by and among Ameri Holdings, Inc., DC&M Partners, L.L.C., all of the members of DC&M Partners, L.L.C., Giri Devanur and Srinidhi “Dev” Devanur (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2016 and incorporated herein by reference).

2.4
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

4.1
Warrant Agent Agreement dated November 17, 2017 between Ameri Holdings, Inc. and Corporate Stock Transfer, Inc. (includes form of Warrant) (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 17, 2017 and incorporated herein by reference).

4.2
Form of Certificate Representing Shares of Common Stock of Registrant (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 17, 2015 and incorporated herein by reference).

4.3
Form of Common Stock Purchase Warrant issued by Ameri Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015 (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

4.4
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

4.6
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

4.8	Form of 6% Unsecured Promissory Note (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).

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

10.4	Form of Indemnification Agreement. (filed as Exhibit 10.6 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.5	Form of Option Grant Letter. (filed as Exhibit 10.7 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.6	2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.7	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 23, 2015 and incorporated herein by reference).

10.8
Securities Purchase Agreement, dated as of April 20, 2016, by and between Ameri Holdings, Inc. and Dhruwa N. Rai (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on April 21, 2016 and incorporated herein by reference).

10.9
Loan and Security Agreement, dated as of July 1, 2016, by and among Ameri and Partners Inc., Bellsoft, Inc., Ameri Holdings, Inc., Linear Logics, Corp., Winhire Inc., Giri Devanur, the lenders which become a party to the Loan and Security Agreement, and Sterling National Bank, N.A. (a lender and as agent for the lenders) (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 7, 2016 and incorporated herein by reference).

10.10
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

10.12
Employment Letter, dated April 24, 2016, between Ameri and Partners Inc and Viraj Patel (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on April 25, 2017 and incorporated herein by reference).

10.13
Consent, Waiver and Amendment No. 7 to Loan and Security Agreement, dated as of August 22, 2017, by and among Ameri Holdings, Inc., certain subsidiaries of Ameri Holdings, Inc., Giri Devanur and Sterling National Bank (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 28, 2017 and incorporated herein by reference).

10.14
Amendment to 6% Unsecured Promissory Note and Waiver Agreement, dated February 28, 2018, by and between Ameri Holdings, Inc. and Moneta Ventures Fund I, L.P. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2018 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Ram Associates, CPA.

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial and Accounting Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial and Accounting Officer

101*
The following materials from Ameri Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERI Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AMERI Holdings, Inc. (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and 2016. AMERI Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ram Associates

Ram Associates
Hamilton, NJ

March 29, 2018

AMERI HOLDINGS, INC.
AUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

Current assets:
Cash and cash equivalents	$4,882,084	$1,379,887
Accounts receivable	8,838,453	8,059,910
Other current assets	924,266	625,145
Total current assets	14,644,803	10,064,942

Other assets:
Property and equipment, net	95,048	100,241
Intangible assets, net	9,469,703	8,764,704
Acquired goodwill	21,898,323	17,089,076
Deferred income tax assets, net	6,088,751	3,488,960
Total other assets	37,551,825	29,442,981
Total assets	$52,196,628	$39,507,923

Current liabilities:
Line of credit	4,053,318	3,088,890
Accounts payable	5,324,872	5,130,817
Other accrued expenses	2,582,661	2,165,088
Current portion - long term notes	749,551	405,376
Consideration payable – cash	5,509,427	1,854,397
Consideration payable - equity	12,148,053	64,384
Total current liabilities	30,367,882	12,708,952

Long term liabilities:
Convertible notes	1,250,000	-
Long-term notes – net of current portion	1,130,563	1,536,191
Long-term consideration payable - cash	-	2,711,717
Long-term consideration payable - equity	-	10,887,360
Total long-term liabilities	2,380,563	15,135,268
Total liabilities	32,748,445	27,844,220

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 405,395 and 363,611 issued and outstanding as of December 31, 2017, and December 31, 2016, respectively	4,054	3,636
Common stock, $0.01 par value; 100,000,000 shares authorized, 18,162,723 and 13,885,972 issued and outstanding as of December 31, 2017, and December 31, 2016, respectively	181,625	138,860
Additional paid-in capital	34,223,181	15,358,839
Accumulated deficit	(14,997,552)	(3,833,588)
Accumulated other comprehensive income (loss)	36,875	(7,426)
Non-Controlling Interest	-	3,382
Total stockholders’ equity	19,448,183	11,663,703
Total liabilities and stockholders’ equity	$52,196,628	$39,507,923

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

AUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2017	2016

Net revenue	$48,593,712	$36,145,589
Cost of revenue	38,355,967	29,217,186
Gross profit	10,237,745	6,928,403

Operating expenses:
Selling, general and administration	18,510,120	9,361,961
Acquisition related expenses	481,123	1,585,136
Depreciation and amortization	3,217,191	1,361,169
Operating expenses	22,208,434	12,308,266
Operating (loss):	(11,970,689)	(5,379,863)

Interest expense	(575,039)	(751,074)
Other income	4,995	16,604
Change due to estimates	1,074,158	(410,817)
Total other income /(expenses)	504,114	(1,145,287)
(Loss) before income taxes	(11,466,575)	(6,525,150)
Income tax benefit	2,391,762	3,747,846
Net (loss)	(9,074,813)	(2,777,304)
Non-controlling interest	-	(3,382)
Net (loss) attributable to the company	(9,074,813)	(2,780,686)
Dividend on preferred stock	(2,089,151)	-
Net (loss) attributable to common stock holders	(11,163,964)	(2,780,686)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	44,301	(7,426)
Total comprehensive (loss)	$(11,119,663)	(2,788,112)
Comprehensive (loss) attributable to the Company	(11,119,663)	(2,784,730)
Comprehensive (loss) attributable to the non-controlling interest	-	(3,382)
	(11,119,663)	(2,788,112)
Basic (loss) per share	$(0.75)	$(0.21)
Diluted (loss) per share	$(0.75)	$(0.21)

Basic weighted average number of shares	14,982,791	13,068,597
Diluted weighted average number of shares	14,982,791	13,068,597

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2017

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01		Additional Paid-in Capital	Foreign Currency Translation Reserve	Retained Earnings	Non- Controlling Interests		Total stockholders’ Equity

Balance at December 31, 2015	11,874,361	$118,743		$		$1,192,692	$-	$(1,052,902)	$		$258,533
Common stock issued	500,000	5,000				2,995,000					3,000,000
Conversion of notes into preferred shares			363,611		3,636	5,121,364					5,125,000
Conversion of warrants into common shares	1,111,111	11,111				1,988,889					2,000,000
Issuance of shares for acquisition	400,500	4,006				2,603,247					2,607,253
Stock options and RSU expense						1,457,647					1,457,647
Non-controlling interests										3,382	3,382
Accumulated other comprehensive income (loss)							(7,426)				(7,426)
Net (loss)								(2,780,686)			(2,780,686)
Balance at December 31, 2016	13,885,972	$138,860	363,611		$3,636	$15,358,839	$(7,426)	$(3,833,588)		$3,382	$11,663,703

Shares issued against services	33,333	333				216,665					216,998
Shares issued as acquisition consideration (ATCG)	576,923	5,769				3,773,077					3,778,846
Stock options and RSU expense						4,275,855					4,275,855
Exercise and acceleration of RSU’s	446,509	4,464				(4,464)					-
Bonus shares issued to employees and Directors	198,600	1,986				512,888					514,874
Shares Issued towards earn-outs	340,549	3,405				955,611					959,016
Cashless exercise of warrants	1,205,837	12,058				2,158,448					2,170,506
Public offering of shares	1,475,000	14,750				4,868,532					4,883,282
Public offering of warrants						15,618					15,618
Shares issued against preference dividend			41,784		418	2,088,730					2,089,148
Non-controlling interest						3,382				(3,382)	-
Accumulated other comprehensive income (loss)							44,301				44,301
Net (loss)								(11,163,964)		-	(11,163,964)

Balance at Dec 31, 2017	18,162,723	$181,625	405,395		$4,054	$34,223,181	$36,875	$(14,997,552)		$-	$19,448,183

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

AUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2017	2016
Cash flow from operating activities
Comprehensive (loss)	(11,163,964)	(2,780,686)
Adjustment to reconcile comprehensive (loss) to net cash used in operating activities
Depreciation and amortization	3,217,191	1,361,169
Preferred dividend	2,089,151	-
Changes in estimate of contingent consideration	(1,074,158)	410,817
Equity compensation expense	7,078,230	1,457,647
Foreign exchange translation adjustment	44,301	(7,426)
Deferred income tax	(2,391,762)	(3,488,960)
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(778,543)	(3,187,828)
Other current assets	(382,029)	(198,428)
Increase (decrease) in:
Accounts payable and accrued expenses	620,788	3,729,706
Net cash used in operating activities	(2,740,794)	(2,703,989)
Cash flow from investing activities
Purchase of fixed assets	(4,840)	(29,062)
Acquisition consideration	(804,044)	(6,563,000)
Net cash used in investing activities	(808,884)	(6,592,062)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	2,152,975	3,794,522
Non-controlling interest	-	3,382
Proceeds from additional stock issued, net	4,898,900	5,000,000
Net cash provided by financing activities	7,051,875	8,797,904
Net increase (decrease) in cash and cash equivalents	3,502,197	(498,147)
Cash and cash equivalents as at beginning of the period	1,379,887	1,878,034
Cash at the end of the period	4,882,084	1,379,887

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$450,920	$362,792
Taxes	$-	$-

See notes to the audited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 1.	ORGANIZATION:

AMERI Holdings, Inc. (“AMERI”, the “Company”, “we” or “our”) is a fast-growing company that, through the operations of its twelve subsidiaries, provides SAP TM cloud and digital enterprise services to clients worldwide. Headquartered in Princeton, New Jersey, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Preparation. The accompanying audited condensed consolidated financial statements have been prepared by AMERI pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding annual financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the accompanying audited condensed consolidated financial statements.

Revenue Recognition.  We recognize revenue primarily through the provision of consulting services. We generate revenue by providing consulting services under written service contracts with our customers. The service contracts we enter generally fall into two categories: (1) time-and-materials contracts and (2) fixed-price contracts.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended December 31, 2017.

Stock-Based Compensation. Stock-based compensation expense for awards of equity instruments to employees and non-employee directors is determined based on the grant-date fair value of those awards. We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Impairment. Long-lived assets, which include property, plant and equipment, and certain other assets to be held and used by us, are reviewed when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized based on the fair value of the asset.

Income Taxes. We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on employee stock awards in excess of recorded stock-based compensation expense are credited to additional paid-in capital. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

Accounts Receivable. We extend credit to clients based upon management’s assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts.

Business Combinations. We account for business combinations using the acquisition method, which requires the identification of the acquirer, the determination of the acquisition date and the allocation of the purchase price paid by the acquirer to the identifiable tangible and intangible assets acquired, the liabilities assumed, including any contingent consideration and any non-controlling interest in the acquiree at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets. Identifiable intangible assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in our consolidated financial statements from the acquisition date.

Goodwill and Purchased Intangibles. We evaluate goodwill and purchased intangible assets for impairment at least annually, or as circumstances warrant. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount. For purchased intangible assets, if our annual qualitative assessment indicates possible impairment, we test the assets for impairment by comparing the fair value of such assets to their carrying value. In determining the fair value, we utilize various estimates and assumptions, including discount rates and projections of future cash flows. If an impairment is indicated, a write down to the implied fair value of goodwill or fair value of intangible asset is recorded.

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

NOTE 3.	SHARE CAPITAL:

On November 21, 2017, we completed an underwritten public offering of 1,475,000 shares of our common stock, at a price of $4.115 per share, and warrants to purchase up to an aggregate of 1,475,000 shares of our common stock, at a price of $0.01 per warrant. The warrants have a per share exercise price of $4.115, were exercisable as of November 21, 2017 and expire five years from that date. The gross proceeds to us from this offering were approximately $6,084,375, before deducting underwriting discounts and commissions and other estimated offering expenses.  In connection with the offering, we uplisted our common stock from the OTCQB Marketplace to trading on The Nasdaq Capital Market under the ticker symbol “AMRH”, and we listed the publicly offered warrants for trading on The Nasdaq Capital Market under the ticker symbol “AMRHW”.

On January 24, 2018, we received confirmation from our transfer agent, Corporate Stock Transfer, Inc., which also serves as the warrant agent for the public warrant, that through such date certain holders of warrants had cumulatively exercised warrants for the purchase of a total of 153,060 shares of our common stock, at an exercise price of $4.115 per share, for gross proceeds to us of $629,841.90.

NOTE 4.	BUSINESS COMBINATIONS:

Acquisition of Ameri Georgia

On November 20, 2015, we completed the acquisition of Bellsoft, Inc., a consulting company based in Lawrenceville, Georgia with over 175 consultants specialized in the areas of SAP software, business intelligence, data warehousing and other enterprise resource planning services. Following the acquisition, the name of Bellsoft, Inc. was changed to Ameri100 Georgia Inc. (“Ameri Georgia”). Ameri Georgia has operations in the United States, Canada and India. For financial accounting purposes, we recognized September 1, 2015 as the effective date of the acquisition. The total consideration for the acquisition of Ameri Georgia was $9.9 million, consisting of:

(a)	A cash payment in the amount of $3 million, which was paid at closing;

(b)	235,295 shares of our common stock issued at closing, valued at approximately $1million based on the closing price of our common stock on the closing date of the acquisition;

(c)	$0.25 million quarterly cash payments to be paid on the last day of each calendar quarter of 2016;

(d)	A $1 million cash reimbursement to be paid 5 days following closing to compensate Ameri Georgia for a portion of its approximate cash balance as of September 1, 2015;

(e)	Approximately $2.9 million paid within 30 days of closing in connection with the excess of Ameri Georgia’s accounts receivable over its accounts payable as of September 1, 2015; and

(f)
Earn-out payments of approximately $0.5 million a year for 2016 and 2017, if earned through the achievement of annual revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets specified in the purchase agreement, subject to downward or upward adjustment depending on actual results. We estimate the earn-out payments to be earned at 100% of the targets set forth in the purchase agreement.

The valuation of Ameri Georgia was made on the basis of its projected revenues. The accounting acquisition date for Ameri Georgia was determined on the basis of the date when the Company acquired control of Ameri Georgia, in accordance with the Financial Accounting Standards Board (the “FASB”) codification Accounting Standards Update (“ASU”) 805-10-25-6 for business combinations. That ASU provides that the date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date. However, the acquirer might obtain control on a date that is either earlier or later than the closing date. For example, the acquisition date precedes the closing date if a written agreement provides that the acquirer obtains control of the acquiree on a date before the closing date. An acquirer shall consider all pertinent facts and circumstances in identifying the acquisition date.  The term sheet and the Share Purchase Agreement that were entered into by the Company and Ameri Georgia contained agreements by the parties that the Company acquired control of Ameri Georgia’s accounts payable, accounts receivable and business decisions as of September 1, 2015. In addition, on that date, the Company became responsible for performance of Ameri Georgia’s existing contracts. Accordingly, the Company has recognized September 1, 2015 as the accounting acquisition date.

The total purchase price of $9.9 million was allocated to net working capital of $4.6 million, intangibles of $1.8 million, taking into consideration projected revenue from the acquired list of Ameri Georgia customers over a period of three years, and goodwill. The excess of total purchase price over the net working capital and intangibles allocations has been allocated to goodwill.

On January 17, 2018, we completed all payment obligations to the former shareholders of Ameri Georgia in connection with the Ameri Georgia share purchase agreement, and we have no further payment obligations pursuant thereto.

Acquisition of Bigtech Software Private Limited

On June 23, 2016, we entered into a definitive agreement to purchase Bigtech Software Private Limited (“Bigtech”), a pure-play SAP services company providing a wide range of SAP services including turnkey implementations, application management, training and basis ABAP support. Based in Bangalore, India, Bigtech offers SAP services to improve business operations at companies of all sizes and verticals. The acquisition of Bigtech was effective as of July 1, 2016, and the total consideration for the acquisition of Bigtech was $0.85 million, consisting of:

(a)	A cash payment in the amount of $0.3 million which was due within 90 days of closing and was paid on September 22, 2016;

(b)
Warrants for the purchase of 51,000 shares of our common stock (valued at approximately $0.25 million based on the $6.51 closing price of our common stock on the closing date of the acquisition), with such warrants exercisable for two years; and

(c)
$0.25 million, which may become payable in cash earn-outs to the sellers of Bigtech, if Bigtech achieves certain pre-determined revenue and EBITDA targets in 2017 and 2018. We estimate the earn-out payments to be earned at 100% of the targets set forth in the purchase agreement.

Bigtech’s financial results are included in our condensed consolidated financial results starting July 1, 2016.  The Bigtech acquisition did not constitute a significant acquisition for the Company for purposes of Regulation S-X. The valuation of Bigtech was made on the basis of its projected revenues.

The total purchase price of $0.85 million was allocated to intangibles of $0.6 million, taking into consideration projected revenue from the acquired list of Bigtech customers over a period of three years, and goodwill. The excess of total purchase price over the intangibles allocation has been allocated to goodwill. The Bigtech acquisition did not constitute a significant acquisition for the Company.

Acquisition of Virtuoso

On July 22, 2016, we, through wholly-owned acquisition subsidiaries, acquired all of the outstanding membership interests of Virtuoso, L.L.C. (“Virtuoso”), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among us, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the “Sole Member”). Virtuoso is an SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso’s name was changed to Ameri100 Virtuoso Inc. The Virtuoso acquisition did not constitute a significant acquisition for the Company for purposes of Regulation S-X.

The total purchase price paid to the Sole Member for the acquisition of Virtuoso was $1.8 million, consisting of:

(a)	A cash payment in the amount of $0.68 million which was due within 90 days of closing and was paid on October 21, 2016;

(b)	101,250 shares of our common stock at closing, valued at approximately $0.7 million based on the $6.51 closing price of our common stock on the closing date of the acquisition; and

(c)
Earn-out payments in cash and stock of $0.5 million and approximately $0.6, respectively, to be paid, if earned, through the achievement of annual revenue and gross margin targets in 2017, 2018 and 2019. Out of the total contingent consideration of approximately $1million, we only considered 50% of the earn-out in the purchase price, mainly due to the reorganization of Virtuoso. The Virtuoso earn-out payments for 2017 amounted to $0.06 million in cash and 12,408 shares of common stock as compared to the potential earn-out of $0.2 million under the terms of the purchase agreement.

The total purchase price of $1.8 million was allocated to intangibles of $0.9 million, taking into consideration projected revenue from the acquired list of Virtuoso customers over a period of three years, and the balance was allocated to goodwill. The Virtuoso earn-out payments for 2016 amounted to $0.06 million in cash and 12,408 shares of common stock, which were delivered to the Sole Member during the twelve months ended December 31, 2017. As of January 23, 2018, we had resolved all remaining payments under the Virtuoso merger agreement with the Sole-Member and we have no further payment obligations pursuant thereto.

Acquisition of Ameri Arizona

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C. (“Ameri Arizona”), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, Ameri Arizona, all of the members of Ameri Arizona, Giri Devanur and Srinidhi “Dev” Devanur, our President and Chief Executive Officer and Executive Vice Chairman, respectively. In July 2017, the name of DC&M Partners, L.L.C. was changed to Ameri100 Arizona LLC. Ameri Arizona is an SAP consulting company headquartered in Chandler, Arizona. Ameri Arizona provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products. Ameri Arizona is also an SAP-certified software partner, having launched its SAP reporting, extraction and distribution tool called “IRIS”. Ameri Arizona services clients in diverse industries, including retail, apparel/footwear, third-party logistics providers, chemicals, consumer goods, energy, high-tech electronics, media/entertainment and aerospace.

The aggregate purchase price for the acquisition of Ameri Arizona was $15.8 million, consisting of:

(a)	A cash payment in the amount of $3 million at closing;

(b)
1,600,000 shares of our common stock (valued at approximately $10.4 million based on the $6.51 closing price of our common stock on the closing date of the acquisition), which are to be issued on July 29, 2018 or upon a change of control of our company (whichever occurs earlier); and

(c)	Earn-out payments of $1.5 million payable in cash each year to be paid, if earned, through the achievement of annual revenue and gross margin targets in 2017 and 2018.

The total purchase price of $15.8 million was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. Ameri Arizona did not fully achieve its earn-out targets for 2017, and the Company reduced its consideration payable estimates by $1.14 million in its income statement for the year ended December 31, 2017. The Company paid $0.3 million in earn-out payments to the former members of Ameri Arizona during the twelve months ended December 31, 2017 for earn-out amounts earned prior to such date. In December 2017 the Company settled its 2016 earn-out obligations with two of the owners of DC&M Partners. In January 17, 2018, the Company resolved the payment of all earn-out payments to the former members of Ameri Arizona with respect to the 2016 earn-out period in connection with the Ameri Arizona membership interest purchase agreement, and the Company has no further payment obligations with respect to the 2016 earn-out period.

Acquisition of Ameri California

On March 10, 2017, we acquired 100% of the shares of ATCG Technology Solutions, Inc. (“Ameri California”), a Delaware corporation, pursuant to the terms of a Share Purchase Agreement among the Company, Ameri California, all of the stockholders of Ameri California (the “Stockholders”), and the Stockholders’ representative. In July 2017, the name of ATCG Technology Solutions, Inc. was changed to Ameri100 California Inc. Ameri California provides U.S. domestic, offshore and onsite SAP consulting services and has its main office in Folsom, California. Ameri California specializes in providing SAP Hybris, SAP Success Factors and business intelligence services.

The aggregate purchase price for the acquisition of Ameri California was $8.8million, consisting of:

(a)	576,923 shares of our common stock, valued at approximately $3.8 million based on the closing price of our common stock on the closing date of the acquisition;

(b)
Unsecured promissory notes issued to certain of Ameri California’s selling stockholders for the aggregate amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018);

(c)
Earn-out payments in shares of our common stock (up to an aggregate value of $1.2 million worth of shares) to be paid, if earned, in each of 2018 and 2019 based on certain revenue and earnings before interest taxes, depreciation and amortization (“EBITDA”) targets as specified in the purchase agreement. We estimate those targets will be fully achieved; and

(d)	An additional cash payment of $0.06 million for cash that was left in Ameri California at closing.

The total purchase price of $8.8 million was allocated to intangibles of $3.75 million, taking into consideration projected revenue from the acquired list of Ameri California customers over a period of three years, and goodwill. The excess of total purchase price over the intangibles allocation has been allocated to goodwill.  For this acquisition, the net cash outflow in 2017 was $0.2 million.

On February 28, 2018, we entered into an Amendment to 6% Unsecured Promissory Note and Waiver Agreement (the “Amendment”) by and between the Company and Moneta Ventures Fund I, L.P. (“Moneta”). The Amendment amended the terms of the Company’s 6% Unsecured Promissory Note Due June 30, 2018, issued on March 20, 2017, by and between the Company and Moneta (the “Moneta Note”). Among other things, the Amendment provided for the extension of the maturity of the Moneta Note to August 31, 2018, amendment of the payment terms of the Moneta Note, waiver by Moneta of the existence of any Company event of default pursuant to the Moneta Note as of February 28, 2018 and waiver by the Company of certain restrictions with respect to the resale of certain restricted common stock of the Company held by Moneta.

Presented below is the summary of the foregoing acquisitions:

Allocation of purchase price in millions of U.S. dollars

Asset Component	Ameri Georgia	Bigtech	Virtuoso	Ameri Arizona	Ameri California

Intangible Assets	1.8	0.6	0.9	5.4	3.8
Goodwill	3.5	0.3	0.9	10.4	5.0
Working Capital
Current Assets
Cash	1.4	-	-	-	-
Accounts Receivable	5.6	-	-	-	-
Other Assets	0.2	-	-	-	-
	7.3	-	-	-	-
Current Liabilities
Accounts Payable	1.3	-	-	-	-
Accrued Expenses & Other Current Liabilities	1.3	-	-	-	-
	2.7	-	-	-	-
Net Working Capital Acquired	4.6	-	-	-	-

Total Purchase Price	9.9	0.9	1.8	15.8	8.8

NOTE 5.	INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $3 million and $1.4 million during the years ended December 31, 2017 and December 31, 2016, respectively. This amortization expense relates to customer lists which expire through 2022.

Components of intangible assets were as follows, as of December 31:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$13,563,414	4,206,811	9,356,603	13,563,416	5,120,604	8,442,812
Software	$425,064	311,964	113,100	425,880	103,988	321,892
Total intangible assets:	$13,988,478	4,518,775	9,469,703	13,989,296	5,224,592	8,764,704

Our future amortization schedule is as follows:

Year ending December 31,	$	Amount
2018		2,825,148
2019		2,457,806
2020		2,326,000
2021		1,510,749
2022		350,000
Total		$9,469,703

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price of an acquisition over the fair value of the net assets acquired in the businesses combination.  Our goodwill was comprised of the following amounts for each of our acquisitions:

	December 31, 2017	December 31, 2016
Virtuoso	$939,881	$939,881
Ameri Arizona	10,416,000	10,416,000
Bigtech	314,554	314,555
Ameri Consulting Service Pvt. Ltd.	1,948,118	1,948,118
Ameri Georgia	3,470,522	3,470,522
Ameri California	4,809,248	-
Total	$21,898,323	$17,089,076

NOTE 7.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the “Plan”). The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants. The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. We granted options to purchase 285,000 shares of our common stock, 98,669 restricted stock units (“RSUs”), 28,600 shares of stock and 170,000 shares as bonus pursuant to the Plan with respect to the twelve months ended December 31, 2017.

During 2017, Lone Star Value Investors, LP exercised on a cashless exercise of warrant which resulted in the issuance of 1,205,837 shares of our common stock and we recorded a corresponding charge to stock based compensation expense of $2.2 million, and 174,680 restricted stock units were cancelled and an accelerated cost of $0.8 million due to such cancellation was accounted for as stock based compensation expense. The Company also accelerated the vesting of 333,333 RSUs during 2017, which resulted in a charge of $1.1 million.

Total share-based compensation expense for the years ended December 31, 2017 and December 31, 2016 was $7.1 million and $1.5 million, respectively.

NOTE 8.	EQUITY COMPENSATION PLANS:

The following table sets forth information regarding our equity compensation plans as of December 31, 2017:

	Options		RSUs	Shares of Stock
	No. of Options	Weighted Average Price	No of RSUs	No of Shares	Weighted Average Price	Total
Equity compensation plan total shares				-	-	2,000,000
Granted	150,000	2.67	83,189	-	-	233,189
Cancelled/expired	-	-	-	-	-	-
Balance outstanding as at December 31, 2015	150,000	2.67	83,189	-	-	-
Balance available under the plan as at December 31, 2015	-	-	-	-	-	1,766,811
Granted	975,700	6.79	507,680	-	-	1,483,380
Cancelled/expired	(160,000)	5.41	-	-	-	160,000
Balance outstanding as at December 31, 2016	965,700	6.38	590,869	-	-
Balance available under the plan as at December 31, 2016	-	-	-	-	-	443,431
Granted	285,000	5.62	76,121	198,600	2.58	559,721
Cancelled/Expired	(90,400)	6.54	(190,827)	-	-	281,227
Balance outstanding as at December 31, 2017	1,160,300	6.10	476,163	198,600	2.58
Balance available under the plan as at December 31, 2017	-	-	-	-	-	164,937

The company issued and valued options using the Black-Scholes model for all 2016 and 2017 issuances with the following significant assumptions –

•	Expected term of 3.25 years.

•	Expected volatility of 50%.

•	Risk-free interest rate of 0.57%.

•	Expected dividend yield of 0%.

NOTE 9.	WARRANTS:

Below is a table summarizing the Company’s outstanding warrants for the year ended December 31, 2017:

	Number of Shares	Weighted Average, Exercise Price	Weighted Average, Remaining term
Warrants Outstanding at December 31, 2014	-	-	-
Granted	2,777,777	1.80	4.41
Exercised	-	-	-
Warrants Outstanding at December 31, 2015	2,777,777	1.80	4.41
Granted	1,000,000	6.00	-
Exercised	111,111	1.80	-
Warrants Outstanding at December 31, 2016	2,666,666	1.80	3.90
Granted	-
Exercised	1,666,666	1.80
Warrants Outstanding at December 31, 2017	1,000,000	6.00	2.36

For the year ended December 31, 2017, the Company recorded $2,170,506 as warrant-based expense, and for the year ended December 31, 2016, the Company recorded no warrant-based expense.

NOTE 10.	RESTRUCTURING AND STREAMLINING COSTS:

During the year ended December 31, 2017, the Company streamlined its operations by eliminating redundant positions across its acquired entities, which resulted in a restructuring charge of approximately $0.4 million and resulted in the termination of 26 employees.

NOTE 11.	EARNINGS / (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Twelve Months Ended December 31,
	2017	2016
	(In thousands, except per share data)

Basic net (loss) per share:
Net (loss) applicable to common shares	$(11,163,964)	$(2,780,686)
Weighted average common shares outstanding	14,982,791	13,068,597
Basic net (loss) per share of common stock	$(0.75)	$(0.21)
Diluted net (loss) per share:
Net (loss) applicable to common shares	$(11,163,964)	$(2,780,686)
Weighted average common shares outstanding	14,982,791	13,068,597
Dilutive effects of convertible debt, stock options and warrants	-	-
Weighted average common shares, assuming dilutive effect of stock options	14,982,791	13,068,597
Diluted net (loss) per share of common stock	$(0.75)	$(0.21)

Due to the Company’s net loss, potential dilutive shares were not included in the calculation of diluted EPS on December 31, 2017 and December 31, 2016, as it will have an antidilutive effect.

NOTE 12.	DEBT:

On July 1, 2016, the Company entered into a Loan and Security Agreement (the “Loan Agreement”), with its wholly-owned subsidiaries Ameri and Partners Inc. and Ameri Georgia, as borrowers (the “Borrowers”), the Company and its wholly-owned subsidiaries Linear Logics, Corp. and WinHire Inc (dissolved in March 2017) serving as guarantors, the Company’s former Chief Executive Officer, serving as a validity guarantor, and Sterling National Bank, N.A. (as lender and as agent, “Sterling”). The Company joined Ameri California, Virtuoso and Ameri Arizona as borrowers under the Loan Agreement following their respective acquisition.

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

On August 28, 2017, pursuant to an amendment of the Loan Agreement, we and certain of our subsidiaries obtained an incremental term loan from Sterling National Bank in the amount of $343,200.58, which amount was an addition to and comprised a part of the existing Term Loan under the existing Loan Agreement. In January 2018, we repaid the incremental term loan.

To date, we are not in compliance with the financial covenants contained in its Loan Agreement with Sterling National Bank. We received waivers from Sterling National Bank for our non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. We do not expect Sterling National Bank to continue to grant further waivers for continued non-compliance.

If we are not in compliance with the Loan Agreement in the future and we are unable to obtain future waivers from Sterling National Bank, the bank could declare our loans with it to be in default and elect to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay the outstanding amounts, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement. The Loan Agreement is also supported by a validity guaranty from our former Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under the 2017 Notes. We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

Interest paid on the Term Loan during the year ended December 31, 2017 amounted to $0.15 million. Principal repaid on the Term Loan during the year ended December 31, 2017 was $0.4 million. The short term and long-term outstanding balances on the Term Loan as of December 31, 2017 was $0.7 million and $1.1 million, respectively. The outstanding balance of the Revolving Loans as of December 31, 2017 was $3.7 million.

Bigtech, which was acquired as of July 1, 2016, had a term loan of $0.01 million and a line of credit for $0.36 million as of December 31, 2017. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $0.4 million with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the year ended December 31, 2017 amounted to $2,015 for the term loan and $37,719 line of credit held by Bigtech.

In addition, we have an outstanding aggregate of $1.25 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of March 29, 2018, we are not current in the payment of interest on all of the 2017 Notes and are in discussion with holders of the 2017 notes for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

The 2017 Notes are convertible into shares of our common stock at a conversion price equal to $2.80. The holders of the 2017 Notes have the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of the Company’s common stock at the then applicable conversion price.

The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock.

On March 10, 2017, we issued as consideration to the selling stockholders of Ameri California unsecured promissory notes issued for the aggregate principal amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018).  On February 28, 2018, we entered the Amendment with Moneta Ventures Fund I, L.P. to amend the terms of the Moneta Note. Among other things, the Amendment provided for the extension of the maturity of the Moneta Note to August 31, 2018, amendment of the payment terms of the Moneta Note, waiver by Moneta of the existence of any Company event of default pursuant to the Moneta Note as of February 28, 2018 and waiver by the Company of certain restrictions with respect to the resale of certain restricted common stock of the Company held by Moneta.

Short-term Debt:

The following summarizes our short-term debt balances as of December 31:

	2017	2016
Notes outstanding under revolving credit facility	$4,053,318	$3,088,890
Term loan - current maturities	749,551	405,376
Total short-term debt	$4,802,869	$3,494,266

Long-term Debt:

The following summarizes our long-term debt balances as of December 31:

	2017	2016

Term loan, due 2019	$1,880,114	$1,941,567
Less: Current maturities	749,551	405,376
Long-term debt, net of current maturities	$1,130,563	$1,536,191

The following represents the schedule of maturities of our long-term debt:

Year	Amounts
2018	749,551
2019	1,130,563
Total	$1,880,114

NOTE 13.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expense and other liabilities as of December 31, 2017 and December 31, 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Salaries, commissions and other benefits payable	1,156,601	564,244
Professional and legal fees payable	329,332	507,657
Interest payable	262,520	-
Taxes Payable	446,694	525,766
Other liabilities	387,514	567,421
TOTAL	2,582,661	2,165,088

NOTE 14.	EMPLOYEE BENEFIT PLAN:

The Company has a 401(k)-tax deferred savings plan (the “401(k) Plan”) that is available to all employees who satisfy certain minimum hour requirements each year. The Company matches 100% of the first 3% of a participant’s salary contributed under the 401(k) Plan and 50% on the next 2% of each participant’s salary contributed under the 401(k).

NOTE 15.	INCOME TAXES:

The provision for income taxes consists of the following components for the years ended December 31:

	2017	2016
Current:
Federal and state	$63,577	$(355,243)
Foreign	144,452	96,357
Total current provision/(benefit)	208,029	(258,886)
Deferred:
Federal and state	(2,599,791)	(3,488,960)
Foreign		-
Valuation allowance		-
Total deferred benefit	(2,599,791)	(3,488,960)

Total income tax benefit	$(2,391,762)	$(3,747,846)

The Company recorded a tax benefits of $2.4 million and $3.8 million for the years ended December 31, 2017 and December 31, 2016, respectively. The reported tax benefits for the years ended December 31, 2017 and December 31, 2016 are based upon an estimated annual effective tax rate of 21% for all such periods. The effective tax rates reflected our combined federal and state income tax rates and the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill.
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

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2017, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2018. We remain subject to examination until the statute of limitations expires for each respective tax jurisdiction.

NOTE 16.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company’s principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $0.34 million and $0.22 million for the twelve months ended December 31, 2017 and December 31, 2016, respectively.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2019. The future minimum rental payments under these lease agreements are as follows:

Years ending December 31,
2018	123,873
2019	67,415
2020	70,333
2021	7,371
Total	$268,992

NOTE 17.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash equivalents:	$-	$-	$-	$-
Contingent consideration	-	-	3,374,660	3,374,660
Total	-	-	$3,374,660	$3,374,660

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Cash equivalents:	$-	$-	$-	$-
Contingent consideration	-	-	5,266,488	5,266,488
Total	-	-	$5,266,488	$5,266,488

The following table presents the change in level 3 instruments:

Opening balance December 31st 2016	5,266,488
Additions during the period	$1,200,000
Paid/settlements	(2,017,670)
Total gains recognized in Statement of Operations	(1,074,158)
Closing balance December 31st 2017	$3,374,660

Contingent consideration pertaining to the acquisitions referred to in Note 4 above as of December 31, 2017 has been classified under Level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

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

The amount of total gains/(losses) included in our Statement of Operations and Comprehensive Income/(Loss) is attributable to change in fair value of contingent consideration arising from our earlier acquisitions were $1.1 million and $0 for the years ended December 31, 2017 and December 31, 2016, respectively.

No financial instruments were transferred into or out of Level 3 classification during the years ended December 31, 2017 and 2016.

NOTE 18.	SEGMENT INFORMATION

The Company takes the position that all of its businesses operate as a single segment. The Company earns almost all of its revenue from North America.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2018.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint jointly and severally, Brent Kelton and Viraj Patel, or either of them, with full power of substitution and full power to act without the other, his or her true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any or all amendments thereto (including without limitation any post-effective amendments hereto), and any Registration Statement for the same offering that is to be effective under Rule 462(b) of the Securities Act, and to file each of the same, with all exhibits thereto, and other documents in connection therewith or herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey E. Eberwein	Chairman of the Board and Director	March 29, 2018
Jeffrey E. Eberwein

/s/ Srinidhi Devanur	Executive Vice Chairman of the Board and Director	March 29, 2018
Srinidhi Devanur

/s/ Brent Kelton	Chief Executive Officer	March 29, 2018
Brent Kelton

/s/ Viraj Patel	Chief Financial Officer	March 29, 2018
Viraj Patel

/s/ Dimitrios J. Angelis	Director	March 29, 2018
Dimitrios J. Angelis

/s/ Dr. Arthur M. Langer	Director	March 29, 2018
Dr. Arthur M. Langer

/s/ Robert G. Pearse	Director	March 29, 2018
Robert G. Pearse

/s/ Venkatraman Balakrishnan	Director	March 29, 2018
Venkatraman Balakrishnan

/s/ David Luci	Director	March 29, 2018
David Luci