Form 10-K/A
period 2017-12-31
AMERI Holdings, Inc.
filed 2018-04-30
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38286

______________________________

AMERI Holdings, Inc.

(Exact name of registrant as specified in its charter)

______________________________

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 732-243-9250 Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

_____________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 27, 2017, there were 20,112,938 shares of the registrant’s common stock outstanding.

_________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None

AMERI HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2017

a

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which we filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018 (the “Original Form 10-K”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this amendment.

Except as stated herein, this amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless indicated otherwise, throughout this amendment, we refer to the Ameri Holdings, Inc., and its consolidated subsidiaries as “the Company,” “Ameri”, “we,” “us” and “our”.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names and ages of our executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Jeffrey E. Eberwein	47	Chairman of the Board
Srinidhi "Dev" Devanur	52	Executive Vice Chairman of the Board and Director
Brent Kelton	47	Chief Executive Officer
Viraj Patel	55	Chief Financial Officer
Dimitrios J. Angelis	48	Director
Dr. Arthur M. Langer	64	Director
Robert G. Pearse	58	Director
Venkatraman Balakrishnan	53	Director
David Luci	51	Director

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

Srinidhi “Dev” Devanur became our Executive Vice Chairman and a member of our Board in May 2015.  Srinidhi “Dev” Devanur is the founder of Ameri and Partners on the representative on the Board.  He is a seasoned technology entrepreneur who has more than 20 years of experience in the IT services industry with a specialization in sales and resource management.  He has built businesses from ground up and has successfully executed acquisitions, mergers and corporate investments.  He has managed the sales function by working closely with various Fortune 500 customers in the United States and India to sell software solutions, support and staff augmentation related services. Srinidhi “Dev” Devanur co-founded Ivega Company in 1997, an international niche IT consulting company with special focus on financial services which merged with TCG in 2004, creating a 1,000+ person focused differentiator in the IT consulting space.  Following this, he founded SaintLife Bio-pharma Pvt. Ltd., which was acquired by a Nasdaq listed company.  Srinidhi “Dev” Devanur has a bachelor’s degree in electrical engineering from the University of Bangalore, India and has also attended a Certificate program in Strategic Sales Management at the University of Chicago Booth School of Business.  The Board believes that Mr. Devanur’s qualifications to serve on the Board include his background in the IT services industry and his experience in business development.

Brent Kelton became our Chief Executive Officer in December 2017. Mr. Kelton previously joined the Company in March 2017 through its acquisition of Ameri100 California Inc. (formerly ATCG Technology Solutions, Inc. (ATCG)) as a wholly-owned operating subsidiary of the Company, which Mr. Kelton led. Prior to joining Ameri, he previously led Fujitsu’s North American SAP business unit and KPIT Technologies Limited’s SAP strategic business unit, at which he grew KPIT to over 1,600 employees globally with annual revenues of $125 million. Mr. Kelton has also held leadership positions at several technology service providers focused on implementation services and support of SAP solutions. Mr. Kelton holds a bachelor of science degree in business analysis and management information systems from Texas A&M University and has completed executive education courses at the Stanford Graduate School of Business.

Viraj Patel became our Chief Financial Officer in April 2017. He is a seasoned finance and operations executive having served as a Chief Financial Officer of both public and start-up companies. He has over 30 years of experience in the technology, life science and industrial sectors with significant experience in domestic and international markets, fund-raising and mergers and acquisitions. From February 2016 to March 2017, Mr. Patel worked as an independent consultant and served as Chief Financial Officer (on a pro bono basis) for Human Needs Project, a non-governmental organization that provides funding and services to local communities in Africa. Previously, Mr. Patel served as the Chief Financial Officer of Aqua Metrology Systems, a developer of online and offline analytical instruments for detection of water contaminants, from August 2015 to January 2016. Prior to that he served as the Chief Financial Officer of Aspire Public Schools, a leading national K-12 charter schools management organization, from September 2013 to March 2015. From September 2010 to March 2013, Mr. Patel served as the Chief Financial Officer of Imergy Power Systems, a manufacturer of energy storage solutions. From November 2005 to February 2010, he served as the Chief Financial Officer of public technology companies, including as UTStarcom, a global telecom infrastructure provider, and prior to that at Avanti Corporation, an electronic design automation company that was later acquired by Synopsys, Inc. Mr. Patel also served as Vice President of Finance at Nektar Therapeutics and Chief Accounting Officer at Pall Corporation. Mr. Patel also served as an independent board member and audit committee chairman for Helios & Matheson (a Nasdaq listed public company in the data and financial analytics sector), from May 2012 through April 2016 and as a board advisor until July 2016. Mr. Patel began his professional career at PricewaterhouseCoopers in New York and holds a bachelor’s degree in business from Pace University, New York. He is an active Certified Public Accountant in the State of New York and is a member of the New York State Society of Certified Public Accountants and a member of the American Institute of Certified Public Accountants.

Dimitrios J. Angelis became a member of our Board in May 2015.  Mr. Angelis currently works with the Life Sciences Law Group, providing outside General Counsel advice to pharmaceutical, medical device and biologics companies. He is also a director of Digirad Inc. (NASDAQ: DRAD) a leader in the field of nuclear gamma cameras for use in cardiology, women’s health, pediatric and other imaging and neuropathy diagnostics applications. Previously, he has served as the Chief Executive Officer of OTI America Inc., the U.S.-based subsidiary of publicly-held On Track Innovations Ltd., a pioneer of cashless payment technology, since December 2013. His role was to oversee and monetize the extensive patent portfolio of over 100 U.S. and international patents. Mr. Angelis has served as a director of On Track Innovations since December 2012, and served as its Chairman of the Board from April 2013 until February 2015. From October 2012 until December 2013, Mr. Angelis served as the General Counsel of Wockhardt Pharmaceuticals Inc., an international biologics and pharmaceutical company. From October 2008 to October 2012, Mr. Angelis was a senior counsel at Dr. Reddy’s Laboratories, Ltd., a publicly-traded pharmaceutical company, and during 2008 he was the Chief Legal Officer and Corporate Secretary of Osteotech, Inc., a publicly-traded medical device company, with responsibility for managing the patent portfolio of approximately 42 patents. Prior to that, Mr. Angelis worked in the pharmaceutical industry in various corporate, strategic and legal roles. In addition, he worked for McKinsey & Company, Merrill Lynch and the Japanese government more than five years ago. He began his legal career as a transactional associate with the New York office of the law firm Mayer Brown. Mr. Angelis holds a B.A. degree in Philosophy and English from Boston College, an M.A. in Behavioral Science and Negotiation from California State University and a J.D. from New York University School of Law. The Board believes that Mr. Angelis’ substantial experience as an accomplished attorney, negotiator and general counsel to public and private companies in the healthcare field will enable him to bring a wealth of strategic, legal and business acumen to the Board, well qualifying him to serve as a director.

Dr. Arthur M. Langer became a member of our Board in May 2015. Dr. Langer is the Director of the Center for Technology Management, Vice Chair of Faculty and Academic Director of the Executive Master of Science in Technology Management Program at the School of Professional Studies at Columbia University. Dr. Langer serves on the faculty of the Department of Organization and Leadership at the Graduate School of Education (Teachers College). He is also an elected member of the Columbia University Faculty Senate. Dr. Langer joined the faculty at Columbia University in 1984. Dr. Langer is the author of Strategic IT: Best Practices for Managers and Executives (2013), with Lyle Yorks), Guide to Software Development: Designing & Managing the Life Cycle (2012), Information Technology and Organizational Learning (2011), Analysis and Design of Information Systems (2007), Applied Ecommerce (2002), and The Art of Analysis (1997), and has numerous published articles and papers relating to service learning for underserved populations, IT organizational integration, mentoring and staff development. Dr. Langer consults with corporations and universities on information technology, staff development, management transformation and curriculum development around the globe. Dr. Langer is also the Chairman and Founder of Workforce Opportunity Services, a non-profit social venture that provides scholarships and careers to underserved populations around the world. Prior to joining the faculty at Columbia University, Dr. Langer was Executive Director of Computer Support Services at Coopers & Lybrand, General Manager and Partner of Software Plus, and President of Macco Software more than five years ago. Dr. Langer holds a B.A. in Computer Science, an M.B.A. in Accounting/Finance, and a Doctorate of Education from Columbia University. The Board believes Dr. Langer’s qualifications to serve on the Board include his expertise in technology management and his vast experience within the information technology industry.

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

Venkatraman Balakrishnan became a member of our Board in June 2016. He is the Founder and Chairman of Exfinity Venture Partners, a venture capital fund focused on investing in emerging technologies, which was founded in 2013. Mr. Balakrishnan served on the board of directors of Infosys Limited, an IT services and consulting company, from June 2011 to December 2013. He also served as the head of the BPO, Finacle and India business unit at Infosys Limited, and served as the Chief Financial Officer of Infosys Limited from May 2006 to October 2012. Mr. Balakrishnan is currently the Chairman of the Board of Tejas Networks Limited (formerly Tejas Networks India Limited), an Indian computer networking and telecommunications products company, and as the Chairman of Micrograam, a peer-to-peer lending platform that empowers rural entrepreneurs with access to loans from socially minded investors, Mr. Balakrishnan is also a trustee of Akshaya Patra Foundation, a non-governmental organization that provides mid-day meals to millions of children across India. Mr. Balakrishnan received a Bachelor of Science degree from the University of Madras and is an Associate Member of the Institute of Chartered Accountants of India, the Institute of Company Secretaries of India and the Institute of Cost and Works Accountants of India. The Company believes that Mr. Balakrishnan’s significant experience in leadership positions with technology services and consulting companies, as well as his expertise with corporate finance domain, qualifies him to serve on the Board.

David Luci became a member of our Board in February 2018. Mr. Luci currently serves as Co-Founder, Managing Partner and a director of Acurx Pharmaceuticals, LLC, an early-stage, private pharmaceutical company focused on developing antibiotics for difficult to treat resistant bacteria. From January 2010 to April 2017, Mr. Luci served as President and Chief Executive Officer and as a director of Dipexium Pharmaceuticals, Inc. (“Dipexium”) a Nasdaq-listed biopharmaceutical company focused. Dipexium was sold in April 2017 to PLX Pharma (Nasdaq: PLXP) in a merger valued at $69 million. From December 2007 to January 2010, Mr. Luci served as President and Chief Business Officer of MacroChem Corporation (OTCBB: MACM), a development-stage, public biopharmaceutical company, and from July 2002 to August 2007 he served as Executive Vice President, Chief Financial Officer, General Counsel & Corporate Secretary of Bioenvision, Inc. (Nasdaq: BIVN), an international biopharmaceutical company. From January 2007 to January 2010, Mr. Luci served as a member of the board of directors of Abeona Therapeutics, Inc. (Nasdaq: ABEO), where he also served as Chairman of the Audit Committee and Chairman of the Compensation Committee, as well as serving in a consulting capacity for several equity financings. Mr. Luci began his career with Ernst & Young LLP as a certified public accountant (from August 1988 to May 1991), before transitioning to practicing corporate law (from September 1994 to July 2002) at Battle Fowler LLP, which later merged into Paul Hastings. Mr. Luci received a bachelor of science in business administration degree from Bucknell University and a juris doctorate degree from Albany Law School of Union University. Mr. Luci is admitted to the New York bar and is an inactive Certified Public Accountant, registered in Pennsylvania. The Board believes Mr. Luci’s qualifications to serve on the Board include his extensive business development and managerial expertise and his extensive background in international licensing and co-development transactions and merger transactions.

Our previous President and Chief Executive Officer, Giri Devanur, departed from our company on December 26, 2017 to pursue new opportunities. Our current Chief Executive Officer, Brent Kelton, was appointed effective as of the same date.

Our previous Chief Financial Officer, Edward O’Donnell, departed from our company on December 2, 2016 to pursue new opportunities.  At that time, Carlos Fernandez, our Executive Vice President of Corporate Development, was appointed as our interim Chief Financial Officer while we conducted a search for a permanent Chief Financial Officer. Our current Chief Financial Officer, Viraj Patel, was appointed effective April 24, 2017.

All directors hold office until the expiration of their term at each year's annual meeting of stockholders and the election and qualification of their successors.  Officers are elected annually by the Board and serve at the discretion of the Board.

Code of Business Conduct and Ethics

We have established a Code of Ethics and Business Conduct and a Code of Ethics for our Chief Executive Officer and Senior Financial Officers (the “Ethics Codes”) that apply to our officers, directors, employees and contractors. The Ethics Codes contain general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as “codes of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Codes is overseen by the Company compliance officer appointed by our Board of Directors. If we make any amendments to the Ethics Codes or grant any waiver from a provision of the Ethics Codes to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on the “Investors” section of the Company’s website (www.ameri100.com) under the tab “Corporate Governance”.

Corporate Governance Documents Available Online

Our corporate governance documents, including the Audit Committee charter, Compensation Committee charter, Nominations and Corporate Governance Committee charter and Ethics Codes, are available free of charge on the “Investors” section of our website (www.ameri100.com) under the tab “Corporate Governance”. Information contained on our website is not incorporated by reference in, or considered part of, this Proxy Statement. Stockholders may also request paper copies of these documents free of charge upon written request to Investor Relations, Ameri Holdings, Inc., 100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey 08540.

Corporate Governance

Our Board of Directors currently has three standing committees. The current members of our committees are identified below:

Committees

Director	Audit		Compensation		Nominations and Corporate Governance
Dimitrios J. Angelis	X				X	(Chair)
Jeffrey E. Eberwein			X		X
Dr. Arthur M. Langer			X
Robert Pearse	X		X	(Chair)
Venkatraman Balakrishnan	X	(Chair)			X

Srinidhi Devanur, our Executive Vice Chairman, does not serve on any of our standing committees.

Audit Committee. The Audit Committee consists of Messrs. Angelis, Pearse and Balakrishnan, with Mr. Balakrishnan serving as chairman. The Audit Committee held five meetings during the year ended December 31, 2017. All members of the Audit Committee (i) are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) have not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) are able to read and understand fundamental financial statements. Mr. Angelis qualifies as an “Audit Committee financial expert” as defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by our Board of Directors. The functions of the Audit Committee include, among other things:

•	Meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;
•	Meeting with our independent registered public accounting firm and with internal financial personnel regarding the adequacy of our internal controls and the objectivity of our financial reporting;
•	Recommending to our Board of Directors the engagement of our independent registered public accounting firm;
9

•	Reviewing our quarterly and audited consolidated financial statements and reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and
•	Reviewing our financial plans and reporting recommendations to our full Board of Directors for approval and to authorize action.

Both our independent registered public accounting firm and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to the Audit Committee.

Compensation Committee. The Compensation Committee consists of Messrs. Eberwein, Langer and Pearse, with Mr. Pearse serving as chairman. The Compensation Committee held two meetings during the year ended December 31, 2017. Messrs. Eberwein, Langer and Pearse are independent, as determined under the various NASDAQ Stock Market, SEC and Internal Revenue Service qualification requirements. The Compensation Committee is governed by a written charter approved by our Board of Directors. The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants and to consult with our human resources department when appropriate to assist in carrying out its responsibilities. Compensation consultants have not been engaged by the Company to recommend or assist in determining the amount or form of compensation for any current executive officers or directors of the Company. The Committee may also obtain advice and assistance from internal or external legal, accounting, or other advisers selected by the Committee. The functions of the Compensation Committee include, among other things:

•	Reviewing and, as it deems appropriate, recommending to our Board of Directors, policies, practices, and procedures relating to the compensation of our directors, officers and other managerial employees and the establishment and administration of our employee benefit plans;
•	Establishing appropriate incentives for officers, including the Chief Executive Officer, to encourage high performance, promote accountability and adherence to company values and further our long-term strategic plan and long-term value; and
•	Exercising authority under our employee benefit plans.

Corporate Governance Committee. The Nominations and Corporate Governance Committee consists of Messrs. Angelis, Eberwein and Balakrishnan, with Mr. Angelis serving as chairman. The Nominations and Corporate Governance Committee held two meetings during the year ended December 31, 2017. Messrs. Angelis, Eberwein and Balakrishnan are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). The Nominations and Corporate Governance Committee is governed by a written charter approved by our Board of Directors. The functions of the Nominations and Corporate Governance Committee include, among other things:

•	Reviewing and recommending nominees for election as directors;
•	Assessing the performance of our board of directors;
•	Developing guidelines for the composition of our board of directors;
•	Reviewing and administering our corporate governance guidelines and considering other issues relating to corporate governance; and
10

•	Oversight of the Company compliance officer and compliance with the Company’s Code of Ethics and Business Conduct and Code of Ethics for our Chief Executive Officer and Senior Financial Officers.

The Board of Directors’ Role in Risk Oversight

Our Board of Directors, as a whole and also at the committee level, has an active role in managing enterprise risk. The members of our Board of Directors participate in our risk oversight assessment by receiving regular reports from members of senior management and the Company compliance officer appointed by our Board of Directors on areas of material risk to us, including operational, financial, legal and regulatory, and strategic and reputational risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee oversees management of financial risks, as well as our policies with respect to risk assessment and risk management. The Nominations and Corporate Governance Committee manages risks associated with the independence of our Board of Directors and potential conflicts of interest. Members of the management team report directly to our Board of Directors or the appropriate committee. The directors then use this information to understand, identify, manage, and mitigate risk. Once a committee has considered the reports from management, the chairperson will report on the matter to our full Board of Directors at the next meeting of the Board of Directors, or sooner if deemed necessary. This enables our Board of Directors and its committees to effectively carry out its risk oversight role.

Communications with our Board of Directors

Any stockholder may send correspondence to our Board of Directors c/o Corporate Secretary, Ameri Holdings, Inc., 100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey 08540. Our Corporate Secretary will review all correspondence addressed to our Board of Directors, or any individual director, and forward all such communications to our Board of Directors or the appropriate director prior to the next regularly scheduled meeting of our Board of Directors following the receipt of the communication, unless the corporate secretary decides the communication is more suitably directed to Company management and forwards the communication to Company management. Our Corporate Secretary will summarize all stockholder correspondence directed to our Board of Directors that is not forwarded to our Board of Directors and will make such correspondence available to our Board of Directors for its review at the request of any member of our Board of Directors.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.

Certain Legal Proceedings

Lone Star Value Management LLC, Mr. Eberwein and a third-party unrelated to the Company are each subject to a SEC administrative order, dated February 14, 2017 (Securities Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that Messrs. Eberwein violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, (i) Lone Star Value Management agreed to cease and desist from committing or causing any violations of Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder, and paid a civil penalty of $120,000 to the SEC and (ii) Mr. Eberwein and the unrelated third-party agreed to cease and desist from committing or causing any violations of (x) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (y) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and each paid a civil penalty to the SEC in the respective amounts of $90,000 and $30,000.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the year ended December 31, 2017, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time.

Family Relationships

There are no family relationships among our directors and executive officers.

Item 11. Executive Compensation

Role and Authority of Compensation Committee

The Compensation Committee currently consists of Messrs. Eberwein, Langer and Pearse. Messrs. Eberwein, Langer and Pearse are each a “non-employee director” within the meaning of Rule 16b-3 under the Securities and Exchange Act of 1934 and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Messrs. Eberwein, Langer and Pearse and satisfy the independence requirements imposed by the NASDAQ Stock Market.

The Compensation Committee is responsible for discharging the responsibilities of the Board of Directors with respect to the compensation of our executive officers. The Compensation Committee recommends overall compensation of our executive officers to the Board of Directors. The Board of Directors approves all compensation of our executive officers. The Compensation Committee also periodically reviews director compensation.

The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants and to consult with our human resources department when appropriate to assist in carrying out its responsibilities. Compensation consultants have not been engaged by the Company to recommend or assist in determining the amount or form of compensation for any current executive officers or directors of the Company.

The Committee may also obtain advice and assistance from internal or external legal, accounting, or other advisers selected by the Committee.

Elements of Executive Compensation

Our executive compensation consists of the following elements:

•	Base salary;
•	Annual Incentive Bonus;
•	Long-Term Incentives; and
•	Retirement benefits under a 401(k) plan and generally available benefit programs.

Base Salary. The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary, and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of his or her sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on our business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace.

Based on the factors discussed above, base salaries of our Chief Executive Officer and our two other most highly compensated executive officers (“Named Executive Officers”) as of December 31, 2017 (on an annualized basis) were as follows:

Giri Devanur’s 2017 base salary was set at $220,000, which represented no change from Mr. Devanur’s annual base salary as it was raised to $220,000 from $120,000 effective as of November 14, 2016.

Viraj Patel’s 2017 base salary was set at $200,000. Mr. Patel was not employed by the Company in 2016.

Annual Bonus. Annual bonus payments under our executive employment agreements are based on the discretion of our Board of Directors. We believe that such bonuses provide our executives with an incentive to achieve goals that are aligned with our stockholders’ interests, with the achievement of such goals being measurable in terms of revenue and income or other financial objectives. An executive officer’s failure to achieve measurable performance goals can affect his or her bonus amount. We believe that offering significant potential income in the form of bonuses allows us to attract and retain executives and to align their interests with those of our stockholders.

Long-Term Incentives. The Compensation Committee has the ability to grant equity instruments to our executives under our 2015 Equity Incentive Award Plan. The Compensation Committee has the ability to issue a variety of instruments, but equity grants will typically be in the form of stock options and restricted stock units. We believe that our executive compensation program must include long-term incentives such as stock options and restricted stock units if we wish to hire and retain high-level executive talent. We also believe that stock options and restricted stock units help to provide a balance to the overall executive compensation program as base salary and bonus awards focus only on short-term compensation. In addition, the vesting period of stock options and restricted stock units encourages executive retention and the preservation of stockholder value. Finally, we believe that aligning at least a portion of restricted stock units vesting provisions to financial performance measures further aligns executive compensation to stockholder value; if performance targets are not achieved, then the awards do not vest. We base the number of equity units granted on the type and responsibility level of the executive’s position, the executive’s performance in the prior year and the executive’s potential for continued sustained contributions to our long-term success and the long-term interests of our stockholders.

401(k) and Other Benefits. During 2017, our executive officers were eligible to receive certain benefits generally available to all our employees on the same terms, including medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational and employee assistance, paid-time-off, and certain other benefits. During 2015, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation. During 2017, under the 401(k) Plan, all employees were eligible to receive matching contributions from Ameri of (i) 100% of their first 3% of employee contributions and (ii) 50% of the next 2% of employee contributions up to an aggregate maximum of $10,600 per employee, per year, subject to vesting provisions.

Compensation Risk Assessment. In establishing and reviewing our overall compensation program, the Compensation Committee considers whether the program and its various elements encourage or motivate our executives or other employees to take excessive risks. We believe that our compensation program and its elements are designed to encourage our employees to act in the long-term best interests of the Company and are not reasonably likely to have a material adverse effect on our business.

The Impact of Tax and Accounting Treatments on Elements of Compensation

We have elected to award non-qualified stock options instead of incentive stock options to all our employees, directors and consultants to allow the corporation to take advantage of the more favorable tax advantages associated with non-qualified stock options.

Internal Revenue Code Section 162(m) precludes us from deducting compensation in excess of $1.0 million for certain employees. To date, we have not exceeded the $1.0 million limit for those employees, and the Compensation Committee has not defined a policy that all compensation must be deductible. However, since stock-based awards comprise a significant portion of total compensation, the Compensation Committee has taken appropriate steps to preserve deductibility for such awards in the future, when appropriate.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2017 and December 31, 2016 by our Chief Executive Officer and our two other most highly compensated executive officers who were employed by us during such years.

Name & Principal Position	Transition Period or Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brent Kelton(1) Chief Executive Officer	12/31/2017 12/31/2016	121,500 —	50,000 —	— —	— —	— —	— —	— —	171,500 —
Viraj Patel(2) Chief Financial Officer	12/31/2017 12/31/2016	137,222 —	— —	— —	— —	— —	— —	— —	137,222 —
Giri Devanur(3) Former President and Chief Executive Officer	12/31/2017 12/31/2016	220,000 175,000	25,000 57,500	— —	— —	— —	— —	— —	245,000 232,500
Srinidhi (Dev) Devanur Executive Vice Chairman	12/31/2017 12/31/2016	100,000 100,000	— —	— —	— —	— —	— —	— —	100,000 100,000

14

_________

(1)	Brent Kelton was appointed as our Chief Executive Officer effective December 26, 2017.

(2)	Viraj Patel was appointed as our Chief Financial Officer effective April 24, 2017.

(3)	Giri Devanur was appointed to his position with our company on May 26, 2015 and served as Chief Executive Officer of Ameri and Partners through December 26, 2017.

Grants of Plan-Based Awards

On May 4, 2017, we granted our current Chief Financial Officer, Viraj, options to purchase 75,000 shares of our common stock. None of Mr. Patel’s options were vested as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017, there were no outstanding equity incentive awards held by any of our named executive officers pursuant to our equity incentive plan.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination or Change of Control Under Employment Agreements

We entered into an employment agreement with Srinidhi “Dev” Devanur in May 2015.  The employment agreement appointed Mr. Devanur as our executive Vice Chairman of the Board for three years.  The employment agreement of Mr. Devanur provides that if, during the term of his employment, he is terminated by us other than for “Cause” or he resigns for “Good Reason,” then he will continue to receive for a period of one year following such termination his then current salary payable on the same basis as he was then being paid. Termination for “Cause” means: (i) deliberate refusal or deliberate failure to carry out any reasonable order, consistent with his position, of our Board of Directors after reasonable written notice; (ii) a material and willful breach of the employment agreement, his confidentiality and non-competition agreement or similar agreements with us; (iii) gross negligence or willful misconduct in the execution of his assigned duties; (iv) engaging in repeated intemperate use of alcohol or drugs; or (v) conviction of a felony or other serious crime. “Good Reason” means (i) he shall have been assigned duties materially inconsistent with his position; (ii) his salary is reduced more than 15% below its then current level; or (iii) material benefits and compensation plans then currently in existence are not continued in effect for his benefit.

In addition, we entered into an employment agreement with Viraj Patel, effective April 24, 2017, pursuant to which Mr. Patel became our Chief Financial Officer. Mr. Patel’s employment agreement is terminable at will for any reason.

If Srinidhi Devanur would have been terminated without Cause at December 31, 2017 or if he would have resigned for Good Reason, then he would have been entitled to receive severance payments of $120,000.

Upon the termination of Giri Devanur’s employment with the Company, on December 26, 2017, the Company agreed to pay Mr. Devanur severance of $220,000, his annual salary at the time of departure in accordance with the terms of his employment agreement, over a period of one year and a lump sum of $25,000 in exchange for his release of the Company from all claims he or his heirs, executors and assigns ever had or may have against the Company, its officers, directors, employees, stockholders or any of one of them by reason of any actual or alleged act, omission, transaction, practice, conduct, occurrence, or other matter.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 20, 2015, our Board and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the “Plan”) and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 2,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2016, restricted stock units for the issuance of 590,869 shares of common stock and options to purchase 972,700 shares of our common stock had been granted and were outstanding. The Board of Directors adopted the Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

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

The following table sets forth information regarding our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,835,063	$5.63	164,397
Warrants issued outside of our equity compensation plan	1,000,000	1.80	—
Total	2,835,063	$4.28	164,397

DIRECTOR COMPENSATION AND BENEFITS

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.  We compensate non-management directors through an annual grant of stock options pursuant to the 2015 Equity Incentive Award Plan.  Such option awards have an exercise price not less than 100% of the fair market value of our common stock, based on the value of such shares of common stock on the date the option is granted, and become vested and exercisable as determined by the compensation committee or the entire Board of Directors.  Other terms and conditions of the option grants are on the terms and conditions as determined by the Compensation Committee or the entire Board of Directors when the options are granted.

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	RSU & Option Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)
Jeffrey E. Eberwein(1)	-	-	20,507	-	20,507
Srinidhi “Dev” Devanur	-	-	-	-	-
Giri Devanur	-	-	-	-	-
Dimitrios J. Angelis(2)	-	-	17,742	-	17,742
Dr. Arthur M. Langer(3)	-	-	15,360	-	15,360
Robert G. Pearse(4)	-	-	18,126	-	18,126
Venkatraman Balakrishnan(5)		-	14,132	-	14,132
Dhruwa N. Rai(6)	-	-	12,801	-	12,801
TOTAL	-	-	98,668	-	98,668

(1)	Includes 20,507 restricted stock units (“RSUs”) granted on April 11, 2017, valued at $6.51 per share for a total value of $133,500.
(2)	Includes 17,742 RSUs granted on April 11, 2017, valued at $6.51 per share for a total value of $115,500.
(3)	Includes 15,360 RSUs granted on April 11, 2017, valued at $6.51 per share for a total value of $100,000.
(4)	Includes 18,126 RSUs granted on April 11, 2017, valued at $6.51 per share for a total value of $118,000.
(5)	Includes 14,132 RSUs granted on April 11, 2017, valued at $6.51 per share for a total value of $92,000.
(6)	Includes 12,801 RSUs granted on April 11, 2017, valued at $6.51 per share for a total value of $83,335.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2018 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Ameri Holdings, Inc., 100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey 08540.

Percentage of beneficial ownership in the table below is calculated based on 20,112,938 shares of common stock outstanding as of April 30, 2018. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 30, 2018. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Executive Officers, Present Directors and Proposed Directors:

Jeffrey E. Eberwein(2)(3)	4,216,974	19.9%
Srinidhi “Dev” Devanur	6,276,375	31.2%
Giri Devanur(10)	2,123,582	10.6%
Dimitrios J. Angelis(4)	65,990	*
Dr. Arthur M. Langer(5)	109,923	*
Robert G. Pearse(6)	65,473	*
Venkatraman Balakrishnan(7)	41,948	*
Viraj Patel(11)	25,000	*
Brent Kelton(9)	93,276	*
All executive officers and directors as a group (9 persons) (12)	13,018,541	60.5%

5% Stockholders:
Lone Star Value Management, LLC(2)(3)	4,216,974	19.9%
Dhruwa N. Rai(8)	1,331,380	7.0%

_______________

*	Less than one percent of outstanding shares.
(1)	Unless otherwise indicated, the address of each person or entity is c/o AMERI Holdings, Inc., 100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey 08540.
(2)	Includes (A) (i) 2,972,592 shares of common stock and (ii) 1,100,000 shares of common stock reserved for issuance upon the exercise of warrants, in each case held of record by LSVI, (B) 13,910 shares of common stock held of record by Lone Star Value Co-Invest I, LP (“Co-Invest”) and (C) 47,164 shares of common stock held of record by Jeffrey E. Eberwein, our Chairman. Lone Star Value Investors GP, LLC (“Lone Star Value GP”), the general partner of LSVI, Co-Invest and Lone Star Value Management, the investment manager of LSVI, may be deemed to beneficially own the 4,133,666 shares held by LSVI and Co-Invest. Jeffrey E. Eberwein as the managing member of Lone Star Value GP may be deemed to beneficially own the 3,882,696 shares held by LSVI and Co-Invest. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Eberwein, LSVI, Co-Invest, Lone Star Value GP and Lone Star Value Management is 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870.
(3)	Includes 83,308 shares held in an account separately managed by Lone Star Value Management. Lone Star Value Management, as the investment manager of the separately managed account, may be deemed to beneficially own the 83,308 shares held in the separately managed account; and Jeffrey Eberwein, our Chairman, as the sole member of Lone Star Value Management may be deemed to beneficially own the shares held in the separately managed account. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
18

(4)	Consists of 40,990 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(5)	Consists of 84,923 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(6)	Consists of 40,473 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(7)	Consists of 16,948 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(8)	Consists of 1,164,713 shares of common stock and 166,667 shares of common stock issuable upon exercise of options exercisable within 60 days.
(9)	Consists of 93,276 shares of common stock.
(10)	Giri Devanur served as our Chief Executive Officer from May 26, 2015 through December 26, 2018. Consists of 2,191,346 shares of common stock and 12,121 shared of common stock issuable upon the exercise of warrants that are currently exercisable.
(11)	Consists of 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.
(12)	Consists of 11,614,753 shares of common stock, 1,112,121 shares of common stock reserved for issuance upon the exercise of the warrants held of record by LSVI and Giri Devanur and 291,667 shares of common stock issuable upon exercise of options exercisable within 60 days.

In addition, as of April 30, 2018, we had 405,395 shares of Series A Preferred Stock issued and outstanding. As of such date, LSVI held 405,395 shares of our Series A Preferred Stock, representing 100% of the issued and outstanding shares of the Series A Preferred Stock. Jeffrey E. Eberwein as the managing member of Lone Star Value GP may be deemed to beneficially own the 405,395 shares of Series A Preferred Stock held by LSVI. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Eberwein, LSVI and Lone Star Value GP is 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Lone Star Value

On May 26, 2015, we issued a 5% Unsecured Convertible Note due May 26, 2017, in the principal amount of $5,000,000 (the “Convertible Note”) bearing interest at 5% per annum, maturing on May 26, 2017 and at a conversion price of $1.80 per share, or an aggregate of 2,777,778 shares of common stock, together with a warrant to purchase shares of our common stock (the “Original Warrant”) to purchase up to 2,777,777 shares of our common stock, at an exercise price equal to $1.80 per share, in a private placement (the “Private Placement”) to Lone Star Value Investors, LP (“LSVI”), one of our significant stockholders and an entity controlled by our Chairman, Jeffrey Eberwein, pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015. In connection with the Private Placement, LSVI was granted the right to designate three of our directors.

On May 13, 2016, LSVI completed an early partial exercise of the Original Warrant for 1,111,111 shares of our common stock for total consideration to us of $2,000,000, and LSVI was issued a replacement warrant for the remaining 1,666,666 shares under the Original Warrant on the same terms as the Original Warrant (the “Replacement Warrant”). LSVI also agreed to amend the Convertible Note to extend its maturity for two years in exchange for (i) the right to request that we expand the size of the Board to nine directors from the then-current eight, with LSVI having the right to designate up to four of the nine directors, and (ii) the issuance of an additional warrant (the “Additional Warrant”) for the purchase of 1,000,000 shares of the Company’s common stock at a price of $6.00 per share, on substantively the same terms as the Original Warrant. LSVI’s Registration Rights Agreement, dated May 26, 2015, with us was also amended and restated to include the shares of common stock issuable under the Additional Warrant.

On December 30, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with LSVI, pursuant to which the Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company’s Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. As a result of the exchange transaction, no principal or interest remained outstanding or payable under the Convertible Note and the Convertible Note was no longer convertible into shares of common stock of the Company. The Company issued 10,097 and 10,277 shares of Series A Preferred Stock to LSVI in May 2017 and September 2017, respectively, as payments of a dividend on the shares of Series A Preferred Stock held by LSVI as of March 31, 2017 and June 30, 2017, respectively.

On September 26, 2017, LSVI completed a cashless exercise of the full Replacement Warrant, of which there was a total of 1,666,666 shares of common stock underlying, in exchange for the issuance of 1,205,837 shares of our common stock.

Purchase Agreement

On April 20, 2016, we entered into a Stock Purchase Agreement with Dhruwa N. Rai, one of our former directors, pursuant to which Mr. Rai purchased from us 500,000 shares of our common stock, par value $0.01 per share, at a price per share of $6.00 for an aggregate purchase price of $3,000,000 and we issued 500,000 unregistered shares of common stock to Mr. Rai.

Ameri India

On September 1, 2016, we issued 299,250 shares of common stock to Srinidhi “Dev” Devanur, our Executive Chairman, in connection with the completion of our acquisition of Ameri Consulting Service Private Ltd. on July 1, 2016, pursuant to the terms of a Stock Purchase Agreement dated May 26, 2015.

2017 Notes Transaction

On March 7, 2017, we completed the sale and issuance of $1,250,000 in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of April 30, 2018, we are not current in the payment of interest on all of the 2017 Notes and are in discussion with holders of the 2017 notes for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

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

Director Independence

Our Board of Directors has determined that all director nominees, except for Srinidhi Devanur, our Executive Vice Chairman, are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Related Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” below. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.

Item 14. Principal Accountant Fees and Services

In May 2015, the Board selected Ram Associates as its independent accountant to audit the registrant’s financial statements.  Since they were retained, there have been (1) no disagreements between us and Ram Associates on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedures and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. Ram Associates has not issued any reports on our financial statements during the previous two fiscal years that contained any adverse opinion or a disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principle. In connection with the audit of the 2015 financial statements, we entered into an engagement agreement with Ram Associates which sets forth the terms by which Ram Associates has performed audit and related professional services for us.

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2017 and the year ended December 31, 2016. The below fees were paid to the firm Ram Associates. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

	Year Ended December 31,	Year Ended December 31,
Type of Fees	2017	2016
Audit Fees	$75,000	$59,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	29,500	—
Total	$104,500	$59,000

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the year ended December 31, 2017 and reviews of quarterly consolidated financial statements.

Audit Committee Pre-Approval of Services by Independent Registered Public Accounting Firm

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

AMERI HOLDINGS, INC. (Registrant)

Date:	April 30, 2018	By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer

EXHIBIT INDEX

Ex. #	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

24