Form 10-Q
period 2018-03-31
AMERI Holdings, Inc.
filed 2018-05-15
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Canal Pointe Boulevard, Suite 108, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 732-243-9250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☑

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

As of May 8, 2018, 18,790,998 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,763,448	$4,882,084
Accounts receivable	8,457,627	8,838,453
Other current assets	955,400	924,266
Total current assets	11,176,475	14,644,803
Other assets:
Property and equipment, net	83,878	95,048
Intangible assets, net	8,675,793	9,469.703
Acquired goodwill	21,898,323	21,898,323
Deferred income tax assets, net	6,088,751	6,088,751
Total other assets	36,746,745	37,551,825
Total assets	$47,923,220	$52,196,628

Liabilities
Current liabilities:
Line of credit	$3,264,809	4,053,318
Accounts payable	5,318,493	5,324,872
Other accrued expenses	2,218,851	2,582,661
Current portion-long term notes	406,376	749,551
Consideration payable – cash	3,430,659	5,509,427
Consideration payable – equity	11,271,000	12,148,053
Dividend payable	557,417	-
Total current liabilities	26,467,605	30,367,882
Long-term Liabilities:
Convertible notes	1,250,000	1,250,000
Long term notes – net of current portion	1,028,840	1,130,563
Total long-term liabilities	2,278,840	2,380,563
Total liabilities	28,746,445	32,748,445

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 405,395 issued and outstanding as of each of March 31, 2018 and December 31, 2017	4,054	4,054
Common stock, $0.01 par value; 100,000,000 shares authorized, 18,790,998 and 18,162,723 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	187,908	181,625
Additional paid-in capital	36,044,869	34,223,181
Accumulated deficit	(17,126,722)	(14,997,552)
Accumulated other comprehensive income (loss)	66,666	36,875
Total stockholders’ equity	19,176,775	19,448,183
Total liabilities and stockholders’ equity	$47,923,220	$52,196,628

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenue	$11,063,010	$12,340,927
Cost of revenue	8,720,125	9,039,577
Gross profit	2,342,885	3,301,350

Operating expenses
Selling, general and administration	2,878,942	3,033,455
Acquisition related expenses	10,000	209,344
Depreciation and amortization	820,736	689,100
Operating expenses	3,709,678	3,931,899
Operating (loss)	(1,366,793)	(630,549)
Interest expenses	(211,159)	(90,806)
Others, net	6,199	(4,149)
Total other income (expenses)	(204,960)	(94,955)
(Loss) before income taxes	(1,571,753)	(725,504)
Tax benefit / (provision)	-	-
(Loss) after income taxes	(1,571,753)	(725,504)
Net income attributable to non-controlling interest	-	3,516
Net (loss) attributable to the Company	(1,571,353)	(721,988)
Dividend on preferred stock	(557,417)	(499,965)
Net (loss) attributable to common stock holders	(2,129,170)	(1,221,953)
Other comprehensive income (loss), net of tax
Foreign exchange translation	29,791	5,335
Comprehensive (loss)	$(2,099,379)	$(1,216,618)
Comprehensive income/(loss) attributable to the Company	(2,099,379)	(1,220,134)
Comprehensive income/(loss) attributable to the non-controlling interest	-	3,516
	(2,099,379)	(1,216,618)

Basic income (loss) per share	$(0.11)	$(0.09)
Diluted income (loss) per share	$(0.11)	$(0.09)

Basic weighted average number of common shares outstanding	18,654,197	14,094,536
Diluted weighted average number of common shares outstanding	18,654,197	14,094,536

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017

Cash flow from operating activities
Comprehensive income/(loss)	$(2,099,379)	$(1,216,618)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	820,736	689,100
Provision for preferred stock dividend	557,417	499,965
Stock, option and restricted stock unit expense	297,814	566,427
Foreign exchange translation adjustment	29,791	5,335
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	380,826	(1,530,536)
Other current assets	(31,134)	(324,267)
Increase (decrease) in:
Accounts payable and accrued expenses	(415,635)	472,661
Net cash provided by (used in) operating activities	(459,564)	(837,933)
Cash flow from investing activities
Purchase of fixed assets	-	(10,493)
Acquisition consideration	(1,069,259)	(55,687)
Net cash used in investing activities	(1,069,259)	(66,180)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	(1,233,407)	1,599,507
Additional stock issued	619,032	-
Contingent consideration for acquisitions	(975,438)	(255,783)
Non-controlling interest	-	(6,898)
Net cash provided by financing activities	(1,589,813)	1,336,826
Net increase (decrease) in cash and cash equivalents	(3,118,636)	432,713
Cash and cash equivalents as at beginning of the period	4,882,084	1,379,887
Cash at the end of the period	$1,763,448	$1,812,600

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

NOTE 1.	ORGANIZATION:

AMERI Holdings, Inc. (“AMERI”, the “Company”, “we” or “our”) is a fast-growing company that, through the operations of its eleven subsidiaries, provides SAP TM cloud and digital enterprise services to clients worldwide. Headquartered in Princeton, New Jersey, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology.

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

The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

New Standards to Be Implemented

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing.” The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. Based on the Company’s preliminary assessment of the foregoing updates, it does not anticipate such updates will have a material impact its financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, simplifying the Test for Goodwill Impairment. Under this new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. Based on the Company’s preliminary assessment of the foregoing update, it does not anticipate such update will have a material impact its financial statements.

Standards Implemented

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The company has implemented the above standard effective this quarter and has made the respective disclosures in Statement of Cash Flow.

NOTE 3.	BUSINESS COMBINATIONS:

Acquisition of Ameri Georgia

On November 20, 2015, we completed the acquisition of Bellsoft, Inc., a consulting company based in Lawrenceville, Georgia, which specializes in SAP software, business intelligence, data warehousing and other enterprise resource planning services. Following the acquisition, the name of Bellsoft, Inc. was changed to Ameri100 Georgia Inc. (“Ameri Georgia”). Ameri Georgia has operations in the United States, Canada and India.

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

Acquisition of Virtuoso

On July 22, 2016, we acquired all of the outstanding membership interests of Virtuoso, L.L.C. (“Virtuoso”), a Kansas limited liability company, pursuant to the terms of an Agreement of Merger and Plan of Reorganization, by and among us, Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso and the sole member of Virtuoso (the “Sole Member”). Virtuoso is an SAP consulting firm specialized in providing services on SAP S/4 HANA finance, enterprise mobility and cloud migration and is based in Leawood, Kansas. In connection with the merger, Virtuoso’s name was changed to Ameri100 Virtuoso Inc. The Virtuoso acquisition did not constitute a significant acquisition for the Company for purposes of Regulation S-X.

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

(b)
1,600,000 shares of our common stock (valued at approximately $10.4 million based on the $6.51 closing price of our common stock on the closing date of the acquisition), which are to be issued on July 29, 2018 or upon a change of control of our company (whichever occurs earlier). At the election of the former members of Ameri Arizona, in lieu of receiving shares of our common stock, each former member may elect to receive a cash payment of $2.40 per share. One former member has indicated an intention to make such an election which would require a payment of $1,344,000 in lieu of issuing 560,000 of such shares to such member. If the election is made, such payment would be due on or about September 28, 2018; and

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

The Company has not yet paid the earn-out payments in respect of the 2017 earn-out period to the former members of Ameri Arizona.  As of the date of this quarterly report, the Company owed approximately $0.7 million to the former members of Ameri Arizona for such earn-out payments. As of the date of this quarterly report, the Company was unable to pay the 2017 earn-out payments due to limited available cash for payment. As a result of such non-payment of the 2017 earn-out, one of the former members of Ameri Arizona filed suit against the Company on May 1, 2018 seeking damages in an amount equal to such former member’s potion of the unpaid 2017 earn-out payments, plus attorneys’ fees and expenses. The Company intends to resolve such suit in as timely and cost efficient a manner as is commercially reasonable.  The Company is working to raise capital from which it would be able to pay the amounts owed; however, there can be no assurance that the Company will be able to raise any capital or pay the 2017 earn-out amounts.

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

On February 28, 2018, we entered into an Amendment to 6% Unsecured Promissory Note and Waiver Agreement (the “Amendment”) by and between the Company and Moneta Ventures Fund I, L.P. (“Moneta”). The Amendment amended the terms of the Company’s 6% Unsecured Promissory Note Due June 30, 2018, issued on March 20, 2017, by and between the Company and Moneta (the “Moneta Note”). Among other things, the Amendment provided for the extension of the maturity of the Moneta Note to August 31, 2018, amendment of the payment terms of the Moneta Note, waiver by Moneta of the existence of any Company event of default pursuant to the Moneta Note as of February 28, 2018 and waiver by the Company of certain restrictions with respect to the resale of certain restricted common stock of the Company held by Moneta. Pursuant to the Amendment, the Company was obligated to pay $0.5 million to Moneta on April 30, 2018; however, the Company has been unable to make such payment due to a lack of available cash. The Company is working to raise capital from which it would be able to pay the amount owed; however, there can be no assurance that the Company will be able to raise any capital or pay the amounts owed pursuant to the Amendment.

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

As of the date of this quarterly report, the Company owed an aggregate of $14,701,659, in consideration, including contingent consideration payable, for its acquisitions. Such consideration payable consisted of $3,430,659 in cash obligations and $11,271,000 worth of common stock to be issued in future periods. Out of such $14,701,659, $1,493,322 represents contingent consideration payable upon the achievement of earn-outs.

NOTE 4.	REVENUE RECOGNITION:

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the quarter ended March 31, 2018.

NOTE 5.	INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $0.8 million and $0.7 million during the quarter ended March 31, 2018 and March 31, 2017, respectively. This amortization expense relates to customer lists which expire through 2022.

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $21.9 million as of March 31, 2018 and December 31, 2017.

As per Company policy, goodwill impairment tests are conducted on an annual basis and any impairment is reflected in the Company’s Statements of Operations.

NOTE 7.	EARNINGS (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net income (loss) attributable to common stock holders	$(2,129,170)	$(1,221,953)
Weighted average common shares outstanding	18,564,197	14,094,536
Basic net income (loss) per share of common stock	$(0.11)	$(0.09)
Diluted net income (loss) per share of common stock	$(0.11)	$(0.09)

Share based awards, inclusive of all grants made under the Plan, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti- dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

NOTE 8.	OTHER ITEMS:

The Company has accrued approximately $0.6 million for payment of dividend on its Series A Preferred Stock due for the quarter ended March 31, 2018. The Company has been unable to declare and pay such dividend due to a lack of available cash. The Company is working to raise capital from which it would be able to pay the dividend owed; however, there can be no assurance that the Company will be able to raise any capital or pay the dividend. The Company is also negotiating with its Series A Preferred Stock holders regarding the payment of the accrued dividend and to amend the terms of its Series A Preferred Stock.

NOTE 9.	BANK DEBT:

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

We are not in compliance with various covenants contained in the Loan Agreement with Sterling National Bank.  We received waivers from Sterling National Bank for our non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. As a result of our ongoing non-compliance with covenants of the Loan Agreement, Sterling National Bank notified us that it would not provide any further waivers for such non-compliance and advised us to find a new lender. Pursuant to its notice letter, Sterling National Bank has indicated it may continue to provide the Company with financing while the Company looks for a new lender; however, the bank has reserved its rights to exercise all remedies available to it, including, but not limited to, declining to advance further funds under the Revolving Loans, terminating all loans and accelerating all obligations owed to it, and retaining the Company’s accounts receivable.  We are in the process of seeking a new lender and/or financing sources to replace Sterling National Bank, but there can be no assurance that Sterling National Bank will not stop advancing funds under the Loan Agreement or terminate its loans and accelerate their repayment prior to our finding replacement financing or that we will be able to find any new financing at all.

If Sterling National Bank elects to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, we may be unable repay the amounts due. If that were to occur, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement. The Loan Agreement is also supported by a validity guaranty from our former Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under the 2017 Notes (as defined below). We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

Interest paid on the Term Loan during the three months ended March 31, 2018 amounted to $32,348. Principal repaid on the Term Loan during the three months ended March 31, 2018 was $443,200. The short term and long-term outstanding balances on the Term Loan as of March 31, 2018 were $400,000 and $1,023,466, respectively. The outstanding balance of the Revolving Loans as of March 31, 2018 was $2,942,510.

Our Indian subsidiary Bigtech had a term loan of $11,750 and a line of credit for $322,298 as of March 31, 2018. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the three months ended March 31, 2018 amounted to $390 for the term loan and $8,723 line of credit held by Bigtech.

NOTE 10.	CONVERTIBLE NOTES:

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of May 5, 2018, we were not current in the payment of interest on one of the 2017 Notes and were in discussion with the holder of the 2017 Note for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

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

NOTE 11.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company’s principal facility is located in Princeton, New Jersey. The Company also leases office space in various locations with expiration dates between 2016 and 2021. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $73,310 and $71,138 for the three months ended March 31, 2018 and 2017, respectively. The increase during the comparative periods is due to the addition of office space through the acquisition of Ameri Arizona, Bigtech and Ameri California.

The Company has entered into an operating lease for its primary office facility in Princeton, New Jersey, which expires in July 2019. The future minimum rental payments under these lease agreements are as follows:

Year ending December 31,	Amount
2018	45,613
2019	67,415
2020	70,333
2021	7,371
Total	$190,732

NOTE 12.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	March 31, 2018	December 31, 2017

Level 3
Contingent consideration	$1,493,322	$3,374,660

The following table presents the change in level 3 instruments:

Three Months Ended March 31, 2018

Opening balance	3,374,660
Paid/settlements	(1,881,338)
Closing balance	1,493,322

Contingent consideration pertaining to the acquisitions referred to in note 3 above as of March 31, 2018 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

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

NOTE 13.	NON-CONTROLLING INTEREST:

The subsidiaries of the Company are all direct or indirect wholly-owned subsidiaries, and no non-controlling interest is held by the Company as of March 31, 2018.

In prior periods when the Company held non-controlling interests in one of its subsidiaries, the Company attributed relevant gains and losses to such non-controlling interests in each financial year. During the three months ended March 31, 2018 and 2017 the profit attributable to the holders of non-controlling interests amounted to $0 and $3,516, respectively, as the Company no longer held any non-controlling interests following its 2017 fiscal year.

NOTE 14.	RESTRUCTURING AND STREAMLINING COSTS:

During the quarter ended March 31, 2018, the Company streamlined its operations by eliminating redundant positions across its acquired entities, which resulted in a restructuring charge of approximately $127,100.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2017. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” included elsewhere herein.

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

For the three months ended March 31, 2018 and March 31, 2017, sales to five major customers accounted for 39% and 41% of our total revenue, respectively. Two of our customers contributed 13% and 11% of our revenue for the three months ended March 31, 2018. For the comparable period in 2017, two customers contributed 11% and 10% of our revenue, respectively.

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

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Our ability to raise additional capital, if and when needed;

•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;

•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;

•	Our ability to acquire other technology services companies and integrate them with our existing business; and

•	Our ability to control our costs of operation as we expand our organization and capabilities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenue	$11,063,010	$12,340,927
Cost of revenue	8,720,125	9,039,577
Gross profit	2,342,885	3,301,350

Operating expenses
Selling, general and administration	2,878,942	3,033,455
Acquisition related expenses	10,000	209,344
Depreciation and amortization	820,736	689,100
Operating expenses	3,709,678	3,931,899
Operating (loss)	(1,366,793)	(630,549)
Interest expenses	(211,159)	(90,806)
Others, net	6,199	(4,149)
Total other income (expenses)	(204,960)	(94,955)
(Loss) before income taxes	(1,571,753)	(725,504)
Tax benefit / (provision)	-	-
(Loss) after income taxes	(1,571,753)	(725,504)
Net income attributable to non-controlling interest	-	3,516
Net (loss) attributable to the Company	(1,571,753)	(721,988)
Dividend on preferred stock	(557,417)	(499,965)
Net (loss) attributable to common stock holders	(2,129,170)	(1,221,953)
Other comprehensive income (loss), net of tax
Foreign exchange translation	29,791	5,335
Comprehensive (loss)	$(2,099,379)	$(1,216,618)
Comprehensive income/(loss) attributable to the Company	(2,099,379)	(1,220,134)
Comprehensive income/(loss) attributable to the non-controlling interest	-	3,516
	(2,099,379)	(1,216,618)

Basic income (loss) per share	$(0.11)	$(0.09)
Diluted income (loss) per share	$(0.11)	$(0.09)

Basic weighted average number of common shares outstanding	18,654,197	14,094,536
Diluted weighted average number of common shares outstanding	18,654,197	14,094,536

Revenues

Revenues for the three months ended March 31, 2018 decreased by $1.28 million, or 10%, as compared to the three months ended March 31, 2017, mainly due to a large project in the first quarter of 2017 for which there was no comparable large project in the three months ended March 31, 2018.

For the three months ended March 31, 2018 and March 31, 2017, sales to five major customers accounted for approximately 39% and 41% of our total revenue, respectively. For the three months ended March 31, 2018, two of our customers contributed 13% and 11% of our revenue, and for the three months ended March 31, 2017, two of our customers contributed 11% and 10% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended March 31, 2018 and March 31, 2017.

Gross Margin

Our gross margin was 21% for the three months ended March 31, 2018, as compared to 27% for the three months ended March 31, 2017.  The reduction in gross margin was due to ending of a large project in 2017 which carried a higher margin.

Our target gross margins in future periods are anticipated to be in the range of 20% to 25% based on a mix of project revenues and professional service revenues. However, there is no assurance that we will achieve such anticipated gross margins.

Selling, General and Administration Expenses

Selling, general and administration (“SG&A”) expenses include all costs, including rent costs, which are not directly associated with revenue-generating activities, as well as the non-cash expense for stock-based compensation. These include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

SG&A expenses for the three months ended March 31, 2018 were $2.9 million, as compared to $3.0 million for the three months ended March 31, 2017.  SG&A expenses, excluding stock-based compensation expenses, restructuring expenses and the full quarter effect of Ameri California which was only partially included in the first quarter of 2017, decreased by approximately $400,000 in the three months ended March 31, 2018 as the Company continues to restructure and streamline its acquired entities.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.8 million for the three months ended March 31, 2018, as compared to $0.7 million for the three months ended March 31, 2017. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Loss

Our operating loss was $1.4 million for the three months ended March 31, 2018, as compared to $0.6 million for the three months ended March 31, 2017.

Interest Expense

Our interest expense for the three months ended March 31, 2018 was $0.2 million as compared to $0.1 million for the three months ended March 31, 2017. The increase was mainly due to additional interest expenses incurred on the 2017 Notes and promissory notes issued to the former stockholders of Ameri California in March 2017.

Income Taxes

We recorded no income tax benefit or provision for the three months ended March 31 2018 or March 31 2017.

Acquisition Related Expenses

We had acquisition related expenditures of $0.01 million and $0.2 million during the three months ended March 31, 2018 and for March 31, 2017, respectively. These expenses included legal, professional services, valuation and due diligence services and other acquisition related fees incurred in connection with our acquisitions. The decrease was due to the decline in acquisition related activities in the three months ended March 31, 2018 as compared to the year ended March 31, 2017.

Liquidity and Capital Resources

Our cash position was $1.8 million as of March 31, 2018, as compared to $4.9 million as of December 31, 2017, a decrease of $3.1 million primarily due to the use of funds towards working capital and earn-out payments.

Cash used for operating activities was $0.5 million during the three months ended March 31, 2018 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $1.0 million during the three months ended March 31, 2018. Cash used for financing activities was $1.6 million during the three months ended March 31, 2018.

The Company has been unable to make payments in respect of certain outstanding notes, certain earn-out payments that are due and a dividend on its Series A Preferred stock because of a lack of available cash. The Company is working to raise capital from which it would be able to pay the amounts owed; however, there can be no assurance that the Company will be able to raise any capital or pay the amounts owed.

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

Liquidity Concerns

We incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities. As of March 31, 2018, we had negative working capital of $15.2 million and cash of $1.8 million. Our principal sources of cash have included bank borrowings, the private placement of convertible notes and the public offering of securities. Our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

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

We are not in compliance with the financial covenants contained in the Loan Agreement with Sterling National Bank.  We received waivers from Sterling National Bank for our non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. As a result of our ongoing non-compliance with covenants of the Loan Agreement, Sterling National Bank notified us that it would not provide any further waivers for such non-compliance and advised us to find a new lender. Pursuant to its notice letter, Sterling National Bank has indicated it may continue to provide the Company with financing while the Company looks for a new lender; however, the bank has reserved its rights to exercise all remedies available to it, including, but not limited to, declining to advance further funds under the Revolving Loans, terminating all loans and accelerating all obligations owed to it, and retaining the Company’s accounts receivable.  We are in the process of seeking a new lender and/or financing sources to replace Sterling National Bank, but there can be no assurance that Sterling National Bank will not stop advancing funds under the Loan Agreement or terminate its loans and accelerate their repayment prior to our finding replacement financing or that we will be able to find any new financing at all.

If Sterling National Bank elects to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, we may be unable repay the amounts due. If that were to occur, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement. The Loan Agreement is also supported by a validity guaranty from our former Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under the 2017 Notes. We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

Interest paid on the Term Loan during the three months ended March 31, 2018 amounted to $32,348. Principal repaid on the Term Loan during the three months ended March 31, 2018 was $443,200. The short term and long-term outstanding balances on the Term Loan as of March 31, 2018 were $400,000 and $1,023,466, respectively. The outstanding balance of the Revolving Loans as of March 31, 2018 was $2,942,510.

Our Indian subsidiary Bigtech had a term loan of $11,750 and a line of credit for $322,298 as of March 31, 2018. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the three months ended March 31, 2018 amounted to $390 for the term loan and $8,723 line of credit held by Bigtech.

On March 7, 2017, we completed the sale and issuance the 2017 Notes for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of May 5, 2018, we were not current in the payment of interest on one of the 2017 Notes and were in discussion with the holder of the 2017 Note for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

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

Accounts Receivable

Accounts receivable for the period ended March 31, 2018 were $8.5 million as compared to $8.8 million as on December 31, 2017.

Accounts Payable

Accounts payable for the period ended March 31, 2018 were $5.3 million as compared to $5.3 million as on December 31, 2017.

Accrued Expenses

Accrued expenses for the period ended March 31, 2018 were $2.2 million as compared to $2.6 million as on December 31, 2017.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2018 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q. Factors that may cause actual results, goals, targets or objectives to differ materially from those contemplated, projected, forecasted, estimated, anticipated, planned or budgeted in such forward-looking statements include, among others, the following possibilities: (1) failure to obtain new customers or retain significant existing customers; (2) the loss of one or more key executives and/or employees; (3) changes in industry trends, such as a decline in the demand for Enterprise Resource Planning and Enterprise Performance Management solutions, custom development and system integration services and/or declines in industry-wide information technology spending, whether on a temporary or permanent basis and/or delays by customers in initiating new projects or existing project milestones; (4) inability to execute upon growth objectives, including new services and growth in entities acquired by our Company; (5) adverse developments and volatility involving geopolitical or technology market conditions; (6) unanticipated events or the occurrence of fluctuations or variability in the matters identified as delays in, or the failure of, our sales pipeline being converted to billable work and recorded as revenue; (8) termination by clients of their contracts with us or inability or unwillingness of clients to pay for our services, which may impact our accounting assumptions; (9) inability to recruit and retain professionals with the high level of information technology skills and experience needed to provide our services; (10) failure to expand outsourcing services to generate additional revenue; (11) any changes in ownership of the Company or otherwise that would result in a limitation of the net operating loss carry forward under applicable tax laws; (12) the failure of the marketplace to embrace advisory and product-based consulting services; (13) changes in our utilization levels; (14) competition in our markets; (15) our ability to grow and manage growth profitably; our ability to access additional capital; (16) changes in applicable laws or regulations; (17) the failure to fully integrate acquired businesses; and (18) poor performance of acquired businesses following the closing of the acquisition. In evaluating these statements, you should specifically consider various factors described above. These factors may cause our actual results to differ materially from those contemplated, projected, anticipated, planned or budgeted in any such forward-looking statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of March 31, 2018, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this Quarterly Report on Form 10-Q.

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

On May 1, 2018, MACT Holdings LLC, one of the former members of our subsidiary, Ameri Arizona, filed suit against us in the United States District Court for the Southern District of New York seeking damages in an amount equal to such former member’s potion of accrued but unpaid earn-out payments of approximately $236,950 in respect of the 2017 earn-out period, plus attorneys’ fees and expenses. The Company intends to resolve such suit in as timely and cost efficient a manner as is commercially reasonable.  The Company is working to raise capital from which it would be able to pay the amounts owed; however, there can be no assurance that the Company will be able to raise any capital or pay the 2017 earn-out amounts.

ITEM 1A.	RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2017, the information set forth at the end of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risk Factors Relating to Our Indebtedness

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our results of operations and financial condition.

As of March 31, 2018, we had approximately $4.4 million in borrowings outstanding under our $10 million Loan Agreement with Sterling National Bank, which provides for up to $8 million in Revolving Loans for general working capital purposes, up to $2 million in principal pursuant to the Term Loan for the purpose of a permitted business acquisition and up to $200,000 for letters of credit.

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

We are not in compliance with the financial covenants contained in the Loan Agreement with Sterling National Bank.  We received waivers from Sterling National Bank for our non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. As a result of our ongoing non-compliance with covenants of the Loan Agreement, Sterling National Bank notified us that it would not provide any further waivers for such non-compliance and advised us to find a new lender. Pursuant to its notice letter, Sterling National Bank has indicated it may continue to provide the Company with financing while the Company looks for a new lender; however, the bank has reserved its rights to exercise all remedies available to it, including, but not limited to, declining to advance further funds under the Revolving Loans, terminating all loans and accelerating all obligations owed to it, and retaining the Company’s accounts receivable.  We are in the process of seeking a new lender and/or financing sources to replace Sterling National Bank, but there can be no assurance that Sterling National Bank will not stop advancing funds under the Loan Agreement or terminate its loans and accelerate their repayment prior to our finding replacement financing or that we will be able to find any new financing at all.

If Sterling National Bank elects to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, we may be unable repay the amounts due. If that were to occur, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement. The Loan Agreement is also supported by a validity guaranty from our former Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under the 2017 Notes. We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

In addition, we have an outstanding aggregate of $1.25 million in 8% Convertible Unsecured Promissory Notes, which were issued to four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of May 5, 2018, we were not current in the payment of interest on one of the 2017 Notes and were in discussion with the holder of the 2017 Note for which we are not current in the payment of interest to negotiate longer payment terms until we are able to raise more capital.

On March 10, 2017, we issued as consideration to the selling stockholders of Ameri California unsecured promissory notes issued for the aggregate principal amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018).  On February 28, 2018, we entered into an Amendment to 6% Unsecured Promissory Note and Waiver Agreement by and between the Company and Moneta Ventures Fund I, L.P. The Amendment amended the terms of the Company’s 6% Unsecured Promissory Note Due June 30, 2018, issued on March 20, 2017, by and between the Company and Moneta. Among other things, the Amendment provided for the extension of the maturity of the Moneta Note to August 31, 2018, amendment of the payment terms of the Moneta Note, waiver by Moneta of the existence of any Company event of default pursuant to the Moneta Note as of February 28, 2018 and waiver by the Company of certain restrictions with respect to the resale of certain restricted common stock of the Company held by Moneta. Pursuant to the Amendment, the Company was obligated to pay $0.5 million to Moneta on April 30, 2018; however, the Company has been unable to make such payment due to a lack of available cash. The Company is working to raise capital from which it would be able to pay the amount owed; however, there can be no assurance that the Company will be able to raise any capital or pay the amounts owed pursuant to the Amendment.

Our level of indebtedness may make it difficult to service our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations.

Upon the occurrence of an event of default under our Loan Agreement, our lender could elect to accelerate payments due and terminate all commitments to extend further credit. Consequently, we may not have sufficient assets to repay the loans under the Loan Agreement.

As stated above, we are not in compliance with the financial covenants contained in the Loan Agreement, which is an event of default under our Loan Agreement. The lender thereunder could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lender under the Credit Facility could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the Credit Facility. If the lender accelerates the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the Credit Facility.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has been unable to make payments in respect of certain outstanding notes, certain earn-out payments that are due and a dividend on its Series A Preferred stock because of a lack of available cash. The Company is working to raise capital from which it would be able to pay the amounts owed; however, there can be no assurance that the Company will be able to raise any capital or pay the amounts owed.

We are not in compliance with the financial covenants contained in the Loan Agreement with Sterling National Bank.  We received waivers from Sterling National Bank for our non-compliance with the Loan Agreement for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017 in exchange for the payment of a fee of $5,000 for each quarterly waiver. As a result of our ongoing non-compliance with covenants of the Loan Agreement, Sterling National Bank notified us that it would not provide any further waivers for such non-compliance and advised us to find a new lender. Pursuant to its notice letter, Sterling National Bank has indicated it may continue to provide the Company with financing while the Company looks for a new lender; however, the bank has reserved its rights to exercise all remedies available to it, including, but not limited to, declining to advance further funds under the Revolving Loans, terminating all loans and accelerating all obligations owed to it, and retaining the Company’s accounts receivable.  We are in the process of seeking a new lender and/or financing sources to replace Sterling National Bank, but there can be no assurance that Sterling National Bank will not stop advancing funds under the Loan Agreement or terminate its loans and accelerate their repayment prior to our finding replacement financing or that we will be able to find any new financing at all.

If Sterling National Bank elects to claim all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit, we may be unable repay the amounts due. If that were to occur, Sterling National Bank could proceed against the collateral granted to it to secure our indebtedness to it. We pledged substantially all of our assets as collateral under the Loan Agreement. The Loan Agreement is also supported by a validity guaranty from our former Chief Executive Officer. If Sterling National Bank accelerates the repayment of our loans, there is no assurance that we will have sufficient assets to repay the loans. A default under the Loan Agreement may also result in an event of default under the 2017 Notes (as defined below). We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

In addition, we have accrued approximately $0.6 million for payment of dividend on our Series A Preferred Stock due for the quarter ended March 31, 2018. We have been unable to declare and pay such dividend due to a lack of available cash. We are negotiating with our Series A Preferred Stock holders regarding the payment of the accrued dividend and to amend the terms of its Series A Preferred Stock.

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

4.2	Form of 6% Unsecured Promissory Note (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).
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
101**
The following materials from Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Furnished herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2018.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer (Principal Accounting Officer)