Form 10-Q
period 2018-06-30
AMERI Holdings, Inc.
filed 2018-08-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Research Court, Suite 750, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 935-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC

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

As of August 8, 2018, 22,873,447 shares of the registrant's common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2018 and 2017 and for Six Months ended June 30 2018 and June 30 2017.	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 - Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	26

Item 1A - Risk Factors	26

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 - Defaults upon Senior Securities	27

Item 4 - Mine Safety Disclosures	28

Item 5 – Other Information	28

Item 6 – Exhibits	29

Signatures	30

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$915,114	$4,882,084
Accounts receivable	7,936,573	8,838,453
Other current assets	751,717	924,266
Total current assets	9,603,404	14,644,803
Other assets:
Property and equipment, net	72,520	95,048
Intangible assets, net	7,878,609	9,469,703
Acquired goodwill	21,898,323	21,898,323
Deferred income tax assets, net	6,088,751	6,088,751
Total other assets	35,938,203	37,551,825
Total assets	$45,541,607	$52,196,628

Liabilities
Current liabilities:
Line of credit	$2,342,960	4,053,318
Accounts payable	4,870,114	5,324,872
Other accrued expenses	2,181,242	2,582,661
Current portion - long-term notes	406,249	749,551
Consideration payable – cash	3,328,328	5,509,427
Consideration payable – equity	11,271,000	12,148,053
Dividend payable	661,553	-
Total current liabilities	25,061,446	30,367,882
Long-term liabilities:
Convertible notes	1,250,000	1,250,000
Long term notes – net of current portion	926,899	1,130,563
Total long-term liabilities	2,176,899	2,380,563
Total liabilities	27,238,345	32,748,445

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 405,395 issued and outstanding as of each of June 30, 2018 and December 31, 2017	4,054	4,054
Common stock, $0.01 par value; 100,000,000 shares authorized, 19,012,447 and 18,162,723 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	190,124	181,625
Additional paid-in capital	36,565,806	34,223,181
Accumulated deficit	(18,491,079)	(14,997,552)
Accumulated other comprehensive income (loss)	34,357	36,875
Total stockholders' equity	18,303,262	19,448,183
Total liabilities and stockholders' equity	$45,541,607	$52,196,628

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenue	$11,075,840	$12,268,259	$22,138,850	$24,609,186
Cost of revenue	8,686,841	9,935,468	17,406,966	18,975,045
Gross profit	2,388,999	2,332,791	4,731,884	5,634,141

Operating expenses
Selling general and administration	2,524,588	4,840,272	5,403,530	7,873,727
Acquisition related expenses	-	175,136	10,000	384,480
Depreciation and amortization	809,282	825,657	1,630,018	1,514,757
Operating expenses	3,333,870	5,841,065	7,043,548	9,772,964
Operating (loss)	(944,871)	(3,508,274)	(2,311,664)	(4,138,823)
Interest expenses	(182,521)	(164,343)	(393,680)	(255,149)
Changes in estimates	(134,619)	400,000	(134,619)	400,000
Others, net	1,790	8,624	7,989	4,475
(Loss) before income taxes	(1,260,221)	(3,263,993)	(2,831,974)	(3,989,497)
Tax benefit / (provision)	-	-	-	-
(Loss) after income taxes	(1,260,221)	(3,263,993)	(2,831,974)	(3,989,497)
Net income attributable to non-controlling interest	-	(15,388)	-	(11,872)
Net (loss) attributable to the Company	(1,260,221)	(3,279,381)	(2,831,974)	(4,001,369)
Dividend on preferred stock	(104,136)	(504,826)	(661,553)	(1,004,791)
Net (loss) attributable to common stockholders	(1,364,357)	(3,784,207)	(3,493,527)	(5,006,160)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(32,310)	(2,185)	(2,519)	3,150
Comprehensive (loss)	$(1,396,667)	$(3,786,392)	$(3,496,046)	$(5,003,010)
Comprehensive (loss) attributable to the Company	(1,396,667)	(3,771,004)	(3,496,046)	(4,991,138)
Comprehensive income/(loss) attributable to the non-controlling interest	-	(15,388)	-	(11,872)
	(1,396,667)	$(3,786,392)	$(3,496,046)	$(5,003,010)

Basic (loss) per share	$(0.07)	$(0.26)	$(0.19)	$(0.35)
Diluted (loss) per share	$(0.07)	$(0.26)	$(0.19)	$(0.35)

Basic weighted average number of common shares outstanding	18,790,998	14,610,609	18,678,224	14,352,573
Diluted weighted average number of common shares outstanding	18,790,998	14,610,609	18,678,224	14,352,573

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017

Cash flow from operating activities
Comprehensive (loss)	$(3,496,046)	$(5,003,010)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	1,630,018	1,514,757
Provision for preferred stock dividend	661,553	1,004,791
Changes in estimate of contingent consideration	134,619	(400,000)
Stock, option and restricted stock unit expense	574,769	2,470,980
Foreign exchange translation adjustment	(2,519)	3,150
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	901,880	(660,293)
Other current assets	172,549	(365,264)
(Decrease) in:
Accounts payable and accrued expenses	(856,177)	(266,100)
Net cash (used in) operating activities	(279,354)	(1,700,989)
Cash flow from (used in) investing activities:
Purchase of fixed assets	(13,875)	(7,800)
Acquisition consideration	(1,069,260)	(55,687)
Net cash (used in) investing activities	(1,083,135)	(63,487)
Cash flow (used in) financing activities:
Proceeds from bank loan and convertible notes, net	(2,257,324)	2,064,746
Additional stock issued	628,281	-
Contingent consideration for acquisitions	(975,438)	(639,024)
Net cash (used in) from financing activities	(2,604,481)	1,425,722
Net (decrease) in cash and cash equivalents	(3,966,970)	(338,754)
Cash and cash equivalents as at beginning of the period	4,882,084	1,379,887
Cash at the end of the period	$915,114	$1,041,133

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

NOTE 1.	ORGANIZATION:

AMERI Holdings, Inc. (“AMERI”, the “Company”, “we” or “our”) is a fast-growing company that, through the operations of its eleven subsidiaries, provides SAP TM cloud and digital enterprise services to clients worldwide. Headquartered in Suwanee, Georgia, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology.

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

Recent Accounting Pronouncements

New Standards to Be Implemented

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing." The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. Based on the Company’s preliminary assessment of the foregoing updates, it does not anticipate such updates will have a material impact on its financial statements.

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

(b)
Warrants for the purchase of 51,000 shares of our common stock (valued at approximately $250,000 based on the $6.51 closing price of our common stock on the closing date of the acquisition), with such warrants exercisable for two years; and

(c)
$255,000, which payable in cash earn-outs to the sellers of Bigtech, if Bigtech achieves certain pre-determined revenue and EBITDA targets in 2017 and 2018. As of August 7, 2018, Bigtech had achieved its earn-out targets and $182,941 in earn-out payments remain to be paid to the former shareholders of Bigtech.

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

(b)
1,600,000 shares of our common stock (valued at approximately $10.4 million based on the $6.51 closing price of our common stock on the closing date of the acquisition), which were to be issued on July 29, 2018 or upon a change of control of our company (whichever occurred earlier). At the election of the former members of Ameri Arizona, in lieu of receiving shares of our common stock, each former member was entitled to receive a cash payment of $2.40 per share; and

(c)	Earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, through the achievement of annual revenue and gross margin targets in 2017 and 2018.

The total purchase price of $15.8 million was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. In August 2018, the Company resolved the payment of all earn-out payments to the former members of Ameri Arizona pursuant to the Ameri Arizona membership interest purchase agreement, and the Company has no further payment obligations with respect to any Ameri Arizona earn-out. As of July 29, 2018, two former members of Ameri Arizona properly elected to receive an aggregate of $2,496,000 in cash in lieu of stock and such payment is due on or about September 28, 2018. On July 30, 2018, we issued 560,000 shares of common stock to the remaining former member of Ameri Arizona who had not elected to receive cash in lieu of stock. Such former member has asserted that he had elected to receive cash instead of stock, but the Company disputes the assertion and will vigorously defend any claims related thereto.

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

(c)
Earn-out payments in shares of our common stock (up to an aggregate value of $1.2 million worth of shares) to be paid, if earned, in each of 2018 and 2019 based on certain revenue and earnings before interest taxes, depreciation and amortization (“EBITDA”) targets as specified in the purchase agreement. We have determined that the earn-out targets for each year have been fully achieved, and 283,344 shares of common stock were issued in 2018 in respect of the 2017 earn-out period and $605,000 worth of common stock will be issued in January 2019 in respect of the 2018 earn-out period; and

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

In August 2018, we repaid all of the unsecured promissory notes issued to the Ameri California selling stockholders and we have no further payment obligations pursuant thereto. Our only remaining payment obligation with respect to our acquisition of Ameri California is the issuance of common stock in January 2019 in respect of the 2018 earn-out period.

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

As of June 30, 2018, the Company owed an aggregate of $14,599,328, in consideration, including contingent consideration payable, for its acquisitions. Such consideration payable consisted of $3,328,328 in cash obligations and $11,271,000 worth of common stock to be issued in future periods. Out of such $14,599,328, $1,390,991 represents contingent consideration payable upon the achievement of earn-outs.

As of the date of this quarterly report, after giving effect to the payment of earn-outs and acquisition-related promissory notes from the proceeds of our July 2018 Private Placement (see Note 15 below), the Company owed an aggregate of $3,284,164 in consideration, including contingent consideration payable, for its acquisitions. Such consideration payable consists of $2,678,941 in cash obligations and $605,223 worth of common stock to be issued in future periods.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the six months ended June 30, 2018.

NOTE 5.	INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $1.6 million and $1.5 million during the six months ended June 30, 2018 and June 30, 2017, respectively. This amortization expense relates to customer lists which expire through 2022.

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $21.9 million as of June 30, 2018 and December 31, 2017.

As per Company policy, goodwill impairment tests are conducted on an annual basis and any impairment is reflected in the Company’s Statements of Operations.

NOTE 7.	EARNINGS (LOSS) PER SHARE:

A reconciliation of net income and weighted average shares used in computing basic and diluted net income per share is as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net (loss) attributable to common stockholders	$(3,493,527)	$(5,006,160)
Weighted average common shares outstanding	18,678,224	14,352,573
Basic net (loss) per share of common stock	$(0.19)	$(0.35)
Diluted net (loss) per share of common stock	$(0.19)	$(0.35)

Share based awards, inclusive of all grants made under the Plan, for which either the stock option exercise price or the fair value of the restricted share award exceeds the average market price over the period, have an anti- dilutive effect on earnings per share, and accordingly, are excluded from the diluted computations for all periods presented.

NOTE 8.	OTHER ITEMS:

The Company accrued an aggregate of approximately $0.6 million for payment of dividends on its Series A Preferred Stock due for the six months ended June 30, 2018. The Company has been unable to declare and pay such dividend due to a lack of available cash.

On June 22, 2018, we entered into an Amendment Agreement with Lone Star Value Investors, LP (“LSV”), pursuant to which we and LSV agreed to the amendment and restatement of the certificate of designations (the “Amendment”) for our Series A Preferred Stock (the “Series A Preferred”) and the issuance of warrants (the “Amendment Warrants”) for the purchase of 5,000,000 shares of our common stock to holders of the Series A Preferred (the “Warrant Issuance”), provided that the Amendment and the Warrant Issuance are subject to approval by our stockholders at our 2018 annual meeting of stockholders (the “2018 Annual Meeting”).

The Amendment, which will be filed with the Delaware Secretary of State following stockholder approval, provides for, among other things:

(a)	the payment of the March 31, 2018 dividend payment in-kind in shares of Series A Preferred;

(b)	elimination of any prior default in respect of non-payment of accrued dividends through the filing effective date of the Amendment (the “Effective Date”);

(c)
payment in-kind in shares of Series A Preferred of dividends for all dividend periods from April 1, 2018 through March 31, 2020 at a rate of 2% per annum of the liquidation preference (the “Adjusted Rate”); and

(d)
commencing April 1, 2020, we will pay cash dividends per share at a rate per annum equal to the Adjusted Rate multiplied by the liquidation preference; provided, however, dividends for periods ending after April 1, 2020 may be paid at the election of our Board of Directors in-kind through the issuance of additional shares of Series A Preferred for up to four dividend periods in any consecutive 36-month period, determined on a rolling basis.

In addition, the Amendment revises the change of control definition to mean a change in control of at least 70% of the voting power of all shares of stock of the Company and clarifies that a change of control shall not be deemed to be a dissolution, liquidation or winding up of the Company. The Amendment also eliminates voting rights with respect to the authorization, creation or issuance of any securities ranking senior or equal to the Series A Preferred.

If our stockholders approve the Amendment and the Warrant Issuance at the 2018 Annual Meeting, promptly following the effectiveness of the Amendment, the Company will complete the Warrant Issuance to holders of the Series A Preferred at such time. The Amendment Warrants shall only be exercisable for cash, with an exercise price of $1.50 per share, for five years from the date of issuance. In the event that the closing price of our common stock is $2.00 or higher for ten trading days out of a fifteen consecutive trading day period, we shall have the option, in our sole discretion, to elect to accelerate the termination date of the Amendment Warrants to such date that is 30 days (or more, in our sole discretion) following the date of such election. Following such accelerated termination date, any unexercised Amendment Warrants shall automatically be canceled without any further obligations on the part of the Company or the holders of such Amendment Warrants. The 2018 Annual Meeting will be held on August 16, 2018.

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

Interest paid on the Term Loan during the six months ended June 30, 2018 amounted to $61,656. Principal repaid on the Term Loan during the six months ended June 30, 2018 was $543,200. The short term and long-term outstanding balances on the Term Loan as of June 30, 2018 were $400,000 and $923,466, respectively. The outstanding balance of the Revolving Loans as of June 30, 2018 was $2,027,743.  On August 2, 2018, we repaid the Term Loan.

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

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations (the “Notice”) from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of the loans shall be due and payable on August 31, 2018 (the “Termination Date”), and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

If the obligations are not satisfied by the Termination Date, all outstanding obligations will bear interest at the default rate under the Loan Agreement and Sterling National Bank may exercise any or all of its rights and remedies under the loan documents, including foreclosing on any and all collateral. While the Notice does not state that Sterling National Bank is presently exercising, or will exercise prior to the Termination Date, its rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion. The exercise of certain remedies may have a material adverse effect on the liquidity, financial condition and results of operations of the Company and could cause the Company to become bankrupt or insolvent.

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

Our Indian subsidiary Bigtech had a term loan of $9,682 and a line of credit for $324,899 as of June 30, 2018. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the six months ended June 30, 2018 amounted to $731 for the term loan and $17,155 line of credit held by Bigtech.  On August 6, 2018, we repaid the Bigtech line of credit.

NOTE 10.	CONVERTIBLE NOTES:

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of June 30, 2018, we were not current in the payment of interest on one of the 2017 Notes; however, as of the date of this quarterly report, all interest payments due on the 2017 Notes have been paid in full.

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

Operating Leases

The Company's principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2016 and 2021. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $147,751 and $153,285 for the six months ended June 30, 2018 and 2017, respectively. The increase during the comparative periods is due to the addition of office space through the acquisition of Ameri Arizona, Bigtech and Ameri California.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Level 3
Contingent consideration	$1,390,991	$3,374,660

The following table presents the change in level 3 instruments:

Six Months Ended June 30, 2018

Opening balance	$3,374,660
Paid/settlements(net)	(1,983,669)
Closing balance	$1,390,991

Contingent consideration pertaining to the acquisitions referred to in note 3 above as of June 30, 2018 has been classified under level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

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

The subsidiaries of the Company are all direct or indirect wholly-owned subsidiaries, and no non-controlling interest is held by the Company as of June 30, 2018.

In prior periods when the Company held non-controlling interests in one of its subsidiaries ,the Company attributed relevant gains and losses to such non-controlling interests in each financial year. During the six months ended June 30, 2018 and 2017 the profit attributable to the holders of non-controlling interests amounted to $0 and $(11,872), respectively, as the Company no longer held any non-controlling interests following its 2017 fiscal year.

NOTE 14.	RESTRUCTURING AND STREAMLINING COSTS:

During the six ended June 30, 2018, the Company streamlined its operations by eliminating redundant positions across its acquired entities, which resulted in a restructuring charge of approximately $127,100.

NOTE 15.	SUBSEQUENT EVENTS:

Private Placement and Securities Purchase Agreement

On July 25, 2018, we entered into a securities purchase agreement (the “Private Placement Purchase Agreement”) with certain institutional and accredited investors (collectively, the “Purchasers”) in connection with a private placement (the “Private Placement”) of shares of our common stock (“Common Stock”) and warrants (the “Private Placement Warrants”). Pursuant to the Private Placement, we agreed to issue 5,000,000 shares of Common Stock or common stock equivalents with an initial per share purchase price of $1.20 and Private Placement Warrants to purchase 4,000,000 shares of common stock with an initial exercise price equal to $1.60 per share, subject to adjustment.  The Private Placement Warrants are immediately exercisable, subject to certain ownership limitations, and expire five years after the date of issuance.  On July 30, 2018, we issued 3,250,000 of the shares of Common Stock to the Purchasers, and 1,750,000 shares of Common Stock will be issued pursuant to pre-funded warrants, subject to adjustment. The aggregate gross proceeds received by us for the Private Placement were approximately $6,000,000, which we have used and are using for the repayment of certain indebtedness, past acquisition obligations and working capital purposes.

We must seek stockholder approval for the Private Placement by September 27, 2018. In the event our stockholders do not approve the Private Placement, we are required to seek stockholder approval again by November 15, 2018 and then every four months until the transaction is approved or until the Private Placement Warrants have terminated.

The per share purchase price (through the pre-funded warrants) and Private Placement Warrant exercise price will automatically be adjusted lower (the “Price Adjustment”), if applicable, to 80% (with respect to the purchase price of the shares) and 110% (with respect to the exercise price of the Private Placement Warrants) of the lowest of the average daily prices on the 6 trading days after the date that (i) a registration statement covering the resale of the securities being issued in the transaction is declared effective by the Securities and Exchange Commission (the “SEC”) and (ii) our stockholders approve the Private Placement transaction. If all the shares issuable pursuant to the Private Placement Purchase Agreement are not included in the registration statement, another similar adjustment to the per share purchase price and Private Placement Warrant exercise price will occur on the date that such shares may be sold pursuant to Rule 144 under the Securities Act of 1933. Following any adjustment to the Private Placement Warrant exercise price, the number of shares that may be issued pursuant to a Private Placement Warrant will be proportionately increased. In no event will the purchase price or the Private Placement Warrant exercise price be less than $0.29 per share. In addition, the Private Placement Warrants have transaction-specific anti-dilution provisions.

The Private Placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D of the Securities Act and in reliance on similar exemptions under applicable state laws. Each of the Purchasers represented that it is either: (i) an “accredited investor” as defined in Rule 501 of the Securities Act or (ii) a “qualified institutional buyer” as defined in Rule 144A(a) under the Securities Act. The securities were offered without any general solicitation by the Company or its representatives.

Registration Rights Agreement

In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, effective as of the closing of the Private Placement. Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement (the “Resale Registration Statement”) with the SEC by August 24, 2018 for purposes of registering the resale of the shares of Common Stock and the shares of Common Stock issuable upon exercise of the Private Placement Warrants. We also agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC by September 23, 2018 (October 23, 2018 in the event the registration statement is reviewed by the SEC). If we fail to meet the specified filing deadlines or keep the Resale Registration Statement effective, subject to certain permitted exceptions, we will be required to pay liquidated damages to the Purchasers. We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses incident to our performance of or compliance with the Registration Rights Agreement.

Voting Agreement

For the benefit of the Purchasers, certain officers, directors and stockholders of the Company, owning approximately 40% of the outstanding number of Common Stock, entered into voting agreements, pursuant to which such stockholders will agree to vote all shares of Common Stock owned by them in favor of the Private Placement.

Placement Agent

A.G.P. / Alliance Global Partners (“AGP”) acted as exclusive placement agent for the issuance and sale of the securities in the Private Placement. We agreed to pay AGP an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the transaction, plus expenses. We also agreed to grant to AGP or its designees warrants to purchase up to 150,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable on or after the later of (a) the effective date of the registration statement registering the Purchasers’ securities and (b) the date that stockholder approval is obtained and deemed effective, and the Placement Agent Warrants terminate on July 27, 2022. The Placement Agent Warrants have an exercise price of $1.32 per share. The terms of the Placement Agent Warrants are otherwise substantially similar to the terms of the Private Placement Warrants, except the Placement Agent Warrants have customary anti-dilution provisions and do not have the Price Adjustment mechanism. The Placement Agent Warrants and the shares issuable upon exercise of the Placement Agent Warrants will be issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering and in reliance on similar exemptions under applicable state laws.

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

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to our completion of a “reverse merger” transaction on May 26, 2015, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners Inc (“Ameri and Partners”), a Delaware corporation (the “Merger”).  On May 26, 2015, we completed the Merger, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (doing business as Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned operating subsidiary. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the “Merger Agreement”), and in connection with the Merger we changed our name to AMERI Holdings, Inc. We are headquartered in Suwanee, Georgia.

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

For the three months ended June 30, 2018 and June 30, 2017, sales to five major customers accounted for 40% and 41% of our total revenue, respectively. One of our customers contributed 13% of our revenue for the three months ended June 30, 2018. For the comparable period in 2017, two customers each contributed 10% each of our revenue,.

For the six months ended June 30, 2018 and June 30, 2017, sales to five major customers accounted for 39% and 42% of our total revenue, respectively. Two of our customers contributed 12% and 11% of our revenue for the six months ended June 30, 2018. For the comparable period in 2017, two customers each contributed 10% each of our revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 and for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenue	$11,075,840	$12,268,259	$22,138,850	$24,609,186
Cost of revenue	8,686,841	9.935,468	17,406,966	18,975,045
Gross profit	2,388,999	2,332,791	4,731,884	5,634,141

Operating expenses
Selling general and administration	2,524,588	4,840,272	5,403,530	7,873,727
Acquisition related expenses	-	175,136	10,000	384,480
Depreciation and amortization	809,282	825,657	1,630,018	1,514,757
Operating expenses	3,333,870	5,841,065	7,043,548	9,772,964
Operating (loss)	(944,871)	(3,508,274)	(2,311,664)	(4,138,823)
Interest expenses	(182,521)	(164,343)	(393,680)	(255,149)
Changes in estimates	(134,619)	400,000	(134,619)	400,000
Others, net	1,790	8,624	7,989	4,475
(Loss) before income taxes	(1,260,221)	(3,263,993)	(2,831,974)	(3,989,497)
Tax benefit / (provision)	-	-	-	-
(Loss) after income taxes	(1,260,221)	(3,263,993)	(2,831,974)	(3,989,497)
Net income/(loss) attributable to non-controlling interest	-	(15,388)	-	(11,872)
Net (loss) attributable to the Company	(1,260,221)	(3,279,381)	(2,831,974)	(4,001,369)
Dividend on preferred stock	(104,136)	(504,826)	(661,553)	(1,004,791)
Net loss attributable to common stockholders	(1,364,357)	(3,784,207)	(3,493,527)	(5,006,160)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(32,310)	(2,185)	(2,519)	3,150
Comprehensive (loss)	$(1,396,667)	$(3,786,392)	$(3,496,046)	$(5,003,010)
Comprehensive (loss) attributable to the Company	(1,396,667)	(3,771,004)	(3,496,046)	(4,991,138)
Comprehensive (loss) attributable to the non-controlling interest	-	(15,388)	-	(11,872)
	(1,396,667)	$(3,786,392)	$(3,496,046)	$(5,003,010)

Basic (loss) per share	$(0.07)	$(0.26)	$(0.19)	$(0.35)
Diluted (loss) per share	$(0.07)	$(0.26)	$(0.19)	$(0.35)

Basic weighted average number of common shares outstanding	18,790,998	14,610,609	18,678,224	14,352,573
Diluted weighted average number of common shares outstanding	18,790,998	14,610,609	18,678,224	14,352,573

Revenues

Revenues for the three months ended June 30, 2018 decreased by $1.2 million, or 10%, as compared to the three months ended June 30, 2017, mainly because we did not pursue certain low margin  professional services business during the three months ended June 30, 2018.

For the three months ended June 30, 2018 and June 30, 2017, sales to five major customers accounted for approximately 40% and 41% of our total revenue, respectively. For the three months ended June 30, 2018, one of our customer contributed 13% of our revenue, and for the three months ended June 30, 2017, two of our customers each contributed 10% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended June 30, 2018 and June 30, 2017.

Revenues for the six months ended June 30, 2018 decreased by $2.5 million, or 10%, as compared to the six months ended June 30, 2017, mainly due to a large project in the six months of 2017 for which there was no comparable large project in the first six months ended June 30, 2018 and because we did not pursue certain low margin  professional services business.

For the six months ended June 30, 2018 and June 30, 2017, sales to five major customers accounted for 39% and 42% of our total revenue, respectively. Two of our customers contributed 12% and 11% of our revenue for the six months ended June 30, 2018. For the comparable period in 2017, two customers each contributed 10% of our revenue. We derived most of our revenues from our customers located in North America for the six months ended June 30, 2018 and June 30, 2017.

Gross Margin

Our gross margin was 22% for the three months ended June 30, 2018, as compared to 19% for the three months ended June 30, 2017.  The increase in gross margin was due to an increase in project-based revenue which carries higher margin in the three months ended June 30 2018 as compared to three months ended June 30 2017.

Our gross margin was 21% for the six months ended June 30, 2018, as compared to 23% for the six months ended June 30, 2017.  The reduction in gross margin was due to the ending of a large project in 2017 which carried a higher margin.

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

SG&A expenses for the three months ended June 30, 2018 were $2.6 million, as compared to $4.8 million for the three months ended June 30, 2017.  SG&A expenses, excluding stock-based compensation expenses decreased by approximately $700,000 in the three months ended June 30, 2018 as the Company continues to restructure and streamline its acquired entities.

SG&A expenses for the six months ended June 30, 2018 were $5.4 million, as compared to $7.9 million for the six months ended June 30, 2017.  SG&A expenses, excluding stock-based compensation expenses decreased by approximately $600,000 in the six months ended June 30, 2018 as the Company continues to restructure and streamline its acquired entities.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.8 million for the three months ended June 30, 2018, as compared to $0.8 million for the three months ended June 30, 2017 and $1.6 million for the six months ended June 30 2018 as compared to $1.5 million for the six months ended June 30 2017. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Loss

Our operating loss was $0.94 million for the three months ended June 30, 2018, as compared to $3.5 million for the three months ended June 30, 2017. The reduction in our operating loss was primarily driven by lower stock-based compensation expenses and continued reduction in our operating expenses.

Our operating loss was $2.31 million for the six months ended June 30, 2018, as compared to $4.14 million for the six months ended June 30, 2017. The reduction in our operating loss was primarily driven by lower stock-based compensation expenses and continued reduction in our operating expenses.

Interest Expense

Our interest expense for the three months ended June 30, 2018 was $182,521 as compared to $164,343 for the three months ended June 30, 2017.

Our interest expense for the six months ended June 30, 2018 was $0.4 million as compared to $0.3 million for the six months ended June 30, 2017. The increase was mainly due to the full year effect of interest expenses on promissory notes issued to former stockholders of Ameri California in March 2017.

Income Taxes

We recorded no income tax benefit or provision for the three months ended June 30, 2018 or June 30, 2017 or for the six months ended June 30, 2018 or June 30, 2017.

Acquisition Related Expenses

We had acquisition related expenditures of $0 and $0.2 million during the three months ended June 30, 2018 and for June 30, 2017, respectively and $0.01 million and $0.4 million during the six months ended June 30, 2018 and for June 30, 2017, respectively. These expenses included legal, professional services, valuation and due diligence services and other acquisition related fees incurred in connection with our acquisitions. The decrease was due to the decline in acquisition related activities in the three months and six months ended  June 30, 2018 as compared to June 30, 2017.

Liquidity and Capital Resources

Our cash position was $0.9 million as of June 30, 2018, as compared to $4.9 million as of December 31, 2017, a decrease of $4 million primarily due to the use of funds towards working capital and earn-out payments.

Cash used for operating activities was $0.3 million during the six months ended June 30, 2018 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $1.0 million during the six months ended June 30, 2018. Cash used for financing activities was $2.6 million during the six months ended June 30, 2018.

Private Placement

On July 25, 2018, we entered into the Private Placement Purchase Agreement with certain institutional and accredited investors for the Private Placement of Common Stock and Private Placement Warrants. Pursuant to the Private Placement, we agreed to issue 5,000,000 shares of Common Stock or common stock equivalents with an initial per share purchase price of $1.20 and Private Placement Warrants to purchase 4,000,000 shares of common stock with an initial exercise price equal to $1.60 per share, subject to adjustment.  The Private Placement Warrants are immediately exercisable, subject to certain ownership limitations, and expire five years after the date of issuance.  On July 30, 2018, we issued 3,250,000 of the shares of Common Stock to the Purchasers, and 1,750,000 shares of Common Stock will be issued pursuant to pre-funded warrants, subject to adjustment. The aggregate gross proceeds received by us for the Private Placement were approximately $6,000,000.

The per share purchase price (through the pre-funded warrants) and Private Placement Warrant exercise price will automatically be adjusted lower, if applicable, to 80% (with respect to the purchase price of the shares) and 110% (with respect to the exercise price of the Private Placement Warrants) of the lowest of the average daily prices on the 6 trading days after the date that (i) a registration statement covering the resale of the securities being issued in the transaction is declared effective by the SEC and (ii) our stockholders approve the Private Placement transaction. If all the shares issuable pursuant to the Private Placement Purchase Agreement are not included in the registration statement, another similar adjustment to the per share purchase price and Private Placement Warrant exercise price will occur on the date that such shares may be sold pursuant to Rule 144 under the Securities Act of 1933. Following any adjustment to the Private Placement Warrant exercise price, the number of shares that may be issued pursuant to a Private Placement Warrant will be proportionately increased. In no event will the purchase price or the Private Placement Warrant exercise price be less than $0.29 per share. In addition, the Private Placement Warrants have transaction-specific anti-dilution provisions.

A.G.P. / Alliance Global Partners acted as exclusive placement agent for the issuance and sale of the securities in the Private Placement. We agreed to pay AGP an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the transaction, plus expenses. We also agreed to grant to AGP or its designees warrants to purchase up to 150,000 shares of Common Stock. The Placement Agent Warrants are exercisable on or after the later of (a) the effective date of the registration statement registering the Purchasers’ securities and (b) the date that stockholder approval is obtained and deemed effective, and the Placement Agent Warrants terminate on July 27, 2022. The Placement Agent Warrants have an exercise price of $1.32 per share. The terms of the Placement Agent Warrants are otherwise substantially similar to the terms of the Private Placement Warrants, except the Placement Agent Warrants have customary anti-dilution provisions and do not have the Price Adjustment mechanism.

Liquidity Concerns

We incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities and acquisition strategy. As of June 30, 2018, we had negative working capital of $15.3 million and cash of $0.9 million. Our principal sources of cash have included bank borrowings, the private placement of common stock, warrants and convertible notes and the public offering of common stock and warrants. Our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

During the quarter ended June 30, 2018, we were unable to make payments in respect of certain outstanding notes, certain earn-out payments that were due and dividends on our Series A Preferred stock because of a lack of available cash. The aggregate gross proceeds received by the Company from the Private Placement on July 30, 2018 were approximately $6,000,000, and we have used a portion of such proceeds for the repayment of certain outstanding obligations. We are working to raise additional capital from which we will be able to pay other amounts owed; however, there can be no assurance that the Company will be able to raise any capital or pay the amounts owed.

Our financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

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

Interest paid on the Term Loan during the six months ended June 30, 2018 amounted to $61,656. Principal repaid on the Term Loan during the six months ended June 30, 2018 was $543,200. The short term and long-term outstanding balances on the Term Loan as of June 30, 2018 were $400,000 and $923,466, respectively. The outstanding balance of the Revolving Loans as of June 30, 2018 was $2,027,743.  On August 2, 2018, we repaid the Term Loan.

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of the loans shall be due and payable on August 31, 2018, and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

If the obligations are not satisfied by the Termination Date, all outstanding obligations will bear interest at the default rate under the Loan Agreement and Sterling National Bank may exercise any or all of its rights and remedies under the loan documents, including foreclosing on any and all collateral. While the Notice does not state that Sterling National Bank is presently exercising, or will exercise prior to the Termination Date, its rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion. The exercise of certain remedies may have a material adverse effect on the liquidity, financial condition and results of operations of the Company and could cause the Company to become bankrupt or insolvent.

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

Our Indian subsidiary Bigtech had a term loan of $9,682 and a line of credit for $324,899 as of June 30, 2018. The Bigtech line of credit is with an Indian bank, HDFC Bank Limited, and was entered into on September 3, 2015 for Bigtech’s working capital requirements. The line of credit is for up to $416,667 with an interest rate of 11.85% per annum and maturity in June 2020. The Bigtech term loan accrues interest at the rate of 10.30% per annum and matures in 2020. Both the term loan and the line of credit were already in place when the Company acquired Bigtech. Interest paid during the six months ended June 30, 2018 amounted to $731 for the term loan and $17,155 line of credit held by Bigtech. On August 6, 2018, we repaid the Bigtech line of credit.

On March 7, 2017, we completed the sale and issuance the 2017 Notes for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of June 30, 2018, we were not current in the payment of interest on one of the 2017 Notes; however, as of the date of this quarterly report, all interest payments due on the 2017 Notes have been paid in full.

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

Accounts Receivable

Accounts receivable for the period ended June 30, 2018 were $8 million as compared to $8.8 million as on December 31, 2017.

Accounts Payable

Accounts payable for the period ended June 30, 2018 were $4.9 million as compared to $5.3 million as on December 31, 2017.

Accrued Expenses

Accrued expenses for the period ended June 30, 2018 were $2.2 million as compared to $2.6 million as on December 31, 2017.

Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash for operating activities are for personnel-related expenditures, leased facilities and taxes.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of June 30, 2018, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

On May 1, 2018, MACT Holdings LLC, one of the former members of our subsidiary, Ameri Arizona, filed suit against us in the United States District Court for the Southern District of New York seeking damages in an amount equal to such former member’s potion of accrued but unpaid earn-out payments of approximately $236,950 in respect of the 2017 earn-out period, plus attorneys’ fees and expenses.  All such amounts had been paid as of August 3, 2018. Such former member has also asserted that he had elected to receive cash instead of stock consideration of 560,000 shares of common stock issued to him on July 30, 2018, but the Company disputes the assertion and will vigorously defend any claims related thereto.

ITEM 1A.	RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2017, the information set forth at the end of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information," and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Risk Factors Relating to Our Indebtedness

We have received a notice from our senior secured commercial lender for the termination of our revolving credit facility, which termination could significantly impair our operations and adversely affect our results of operations and financial condition.

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of its loans shall be due and payable on August 31, 2018, and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

If the obligations are not satisfied by the Termination Date, all outstanding obligations will bear interest at the default rate under the Loan Agreement and Sterling National Bank may exercise any or all of its rights and remedies under the loan documents, including foreclosing on any and all collateral. While the Notice does not state that Sterling National Bank is presently exercising, or will exercise prior to the Termination Date, its rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion. The exercise of certain remedies may have a material adverse effect on the liquidity, financial condition and results of operations of the Company and could cause the Company to become bankrupt or insolvent.

Our level of indebtedness may make it difficult to repay our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations. We are currently looking for additional sources of financing, however there is no guarantee that we will have additional financing available to us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2018, we did not engage in any unregistered sales of equity securities. On July 30, 2018, we completed a Private Placement of common stock and warrants.  See Note 15 to our Unaudited Condensed Consolidated Financial Statements for the Quarter Ended June 30, 2018 for additional information regarding the Private Placement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

During the quarter ended June 30, 2018, we were unable to make payments in respect of certain outstanding notes, certain earn-out payments that are due and dividends on our Series A Preferred stock because of a lack of available cash. The Company raised gross proceeds of $6,000,000 in the Private Placement, which were used for the repayment of certain indebtedness, past due obligations and working capital purposes, but the Company will need to raise additional capital to fully fund all of its obligations. The Company is working to raise capital from which it would be able to pay the amounts owed; however, there can be no assurance that the Company will be able to raise any additional capital or pay the amounts owed.

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of the loans shall be due and payable on August 31, 2018, and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

If the obligations are not satisfied by the Termination Date, all outstanding obligations will bear interest at the default rate under the Loan Agreement and Sterling National Bank may exercise any or all of its rights and remedies under the loan documents, including foreclosing on any and all collateral. While the Notice does not state that Sterling National Bank is presently exercising, or will exercise prior to the Termination Date, its rights and remedies available upon an event of default, it reserves its right to do so at any time in its sole discretion. The exercise of certain remedies may have a material adverse effect on the liquidity, financial condition and results of operations of the Company and could cause the Company to become bankrupt or insolvent.

The Company accrued an aggregate of approximately $0.6 million for payment of dividends on its Series A Preferred Stock due for the six months ended June 30, 2018. The Company has been unable to declare and pay such dividend due to a lack of available cash.

On June 22, 2018, we entered into an Amendment Agreement with LSV, pursuant to which we and LSV agreed to the amendment and restatement of the certificate of designations for our Series A Preferred and the issuance of the Amendment Warrants for the purchase of 5,000,000 shares of our common stock to holders of the Series A Preferred (the “Warrant Issuance”), provided that the Amendment and the Warrant Issuance are subject to approval by our stockholders at the 2018 Annual Meeting.

The Amendment, which will be filed with the Delaware Secretary of State following stockholder approval, provides for, among other things:

(a)	the payment of the March 31, 2018 dividend payment in-kind in shares of Series A Preferred;

(b)	elimination of any prior default in respect of non-payment of accrued dividends through the filing effective date of the Amendment;

(c)	payment in-kind in shares of Series A Preferred of dividends for all dividend periods from April 1, 2018 through March 31, 2020 at a rate of 2% per annum of the liquidation preference; and

(d)
commencing April 1, 2020, we will pay cash dividends per share at a rate per annum equal to the Adjusted Rate multiplied by the liquidation preference; provided, however, dividends for periods ending after April 1, 2020 may be paid at the election of our Board of Directors in-kind through the issuance of additional shares of Series A Preferred for up to four dividend periods in any consecutive 36-month period, determined on a rolling basis.

In addition, the Amendment revises the change of control definition to mean a change in control of at least 70% of the voting power of all shares of stock of the Company and clarifies that a change of control shall not be deemed to be a dissolution, liquidation or winding up of the Company. The Amendment also eliminates voting rights with respect to the authorization, creation or issuance of any securities ranking senior or equal to the Series A Preferred.

If our stockholders approve the Amendment and the Warrant Issuance at the 2018 Annual Meeting, promptly following the effectiveness of the Amendment, the Company will complete the Warrant Issuance to holders of the Series A Preferred at such time. The Amendment Warrants shall only be exercisable for cash, with an exercise price of $1.50 per share, for five years from the date of issuance. In the event that the closing price of our common stock is $2.00 or higher for ten trading days out of a fifteen consecutive trading day period, we shall have the option, in our sole discretion, to elect to accelerate the termination date of the Amendment Warrants to such date that is 30 days (or more, in our sole discretion) following the date of such election. Following such accelerated termination date, any unexercised Amendment Warrants shall automatically be canceled without any further obligations on the part of the Company or the holders of such Amendment Warrants. The 2018 Annual Meeting will be held on August 16, 2018.

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

4.2	Form of 6% Unsecured Promissory Note (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).
4.3	Form of Private Placement Warrant (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).
4.4	Form of Placement Agent Warrant (filed as Exhibit 4.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).
10.1	Amendment Agreement (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2018 and incorporated herein by reference).
10.2
Private Placement Securities Purchase Agreement dated as of July 25, 2018, by and among AMERI Holdings, Inc. and each purchaser named in the signature pages thereto (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

10.3
Private Placement Registration Rights Agreement by and among AMERI Holdings, Inc. and each purchaser named in the signature pages thereto (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2018.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Viraj Patel
Viraj Patel
Chief Financial Officer (Principal Accounting Officer)