Form 10-Q
period 2018-09-30
AMERI Holdings, Inc.
filed 2018-11-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Research Court, Suite 750, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 935-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2018, 39,607,569 shares of the registrant's common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2018 and 2017 and for Nine Months ended September 30, 2018 and September 30, 2017.	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and September 30, 2017	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	26

Item 4 - Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	28

Item 1A - Risk Factors	28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Defaults upon Senior Securities	29

Item 4 - Mine Safety Disclosures	29

Item 5 – Other Information	29

Item 6 – Exhibits	30

Signatures	31

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2,063,690	$4,882,084
Accounts receivable	7,828,791	8,838,453
Other current assets	701,059	924,266
Total current assets	10,593,540	14,644,803
Other assets:
Property and equipment, net	60,308	95,048
Intangible assets, net	7,249,490	9,469.703
Acquired goodwill	21,898,323	21,898,323
Deferred income tax assets, net	6,097,778	6,088,751
Total other assets	35,305,899	37,551,825
Total assets	$45,899,439	$52,196,628

Liabilities
Current liabilities:
Line of credit	$3,601,134	$4,053,318
Accounts payable	4,215,708	5,324,872
Other accrued expenses	1,760,964	2,582,661
Current portion - long-term notes	5,994	749,551
Consideration payable – cash	2,571,000	5,509,427
Consideration payable – equity	605,223	12,148,053
Dividend payable	104,657	-
Total current liabilities	12,864,680	30,367,882
Long-term liabilities:
Convertible notes	1,250,000	1,250,000
Long term notes – net of current portion	1,698	1,130,563
Warrant liability	1,689,899	-
Total long-term liabilities	2,941,597	2,380,563
Total liabilities	15,806,277	32,748,445

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 418,626 and 405,395 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4,186	4,054
Common stock, $0.01 par value; 100,000,000 shares authorized, 22,946,017 and 18,162,723 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	229,460	181,625
Additional paid-in capital	44,431,505	34,223,181
Accumulated deficit	(14,608,064)	(14,997,552)
Accumulated other comprehensive income (loss)	36,075	36,875
Total stockholders' equity	30,093,162	19,448,183
Total liabilities and stockholders' equity	$45,899,439	$52,196,628

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenue	$10,576,254	$12,529,928	$32,715,104	$37,139,114
Cost of revenue	8,230,456	9,966,490	25,637,422	28,941,535
Gross profit	2,345,798	2,563,438	7,077,682	8,197,579

Operating expenses
Selling general and administration	2,655,902	5,685,905	8,059,432	13,559,632
Acquisition related expenses	227,952	5,694	237,952	390,174
Depreciation and amortization	636,495	817,284	2,266,513	2,332,041
Change in estimate for consideration payable	(7,274,929)	-	(7,140,310)	(400,000)
Operating expenses	(3,754,580)	6,508,883	3,423,587	15,881,847
Operating income (loss)	6,100,378	(3,945,445)	3,654,095	(7,684,268)
Interest expenses	(190,394)	(132,973)	(584,074)	(388,122)
Changes in fair value of warrant liability	(261,330)	-	(261,330)	-
Others, net	75,747	17,446	83,736	21,921
Income (loss) before income taxes	5,724,401	(4,060,972)	2,892,427	(8,050,469)
Tax benefit / (provision)	(24,934)	-	(24,934)	-
Net income (loss)	5,699,467	(4,060,972)	2,867,493	(8,050,469)
Net income attributable to non-controlling interest	-	(6,632)	-	(18,504)
Net income (loss) attributable to the Company	5,699,467	(4,067,604)	2,867,493	(8,068,973)
Dividend on preferred stock	(1,816,452)	(541,864)	(2,478,005)	(1,546,655)
Net income (loss) attributable to common stockholders	3,883,015	(4,609,468)	389,488	(9,615,628)
Other comprehensive income (loss), net of tax
Foreign exchange translation	1,719	(14,234)	(800)	(11,084)
Comprehensive income (loss)	$3,884,734	$(4,623,702)	$388,688	$(9,626,712)
Comprehensive income (loss) attributable to the Company	3,884,734	(4,617,070)	388,688	(9,608,208)
Comprehensive income/(loss) attributable to the non-controlling interest	-	(6,632)	-	(18,504)
	$3,884,734	$(4,623,702)	$388,688	$(9,626,712)

Basic income (loss) per share	$0.18	$(0.31)	$0.02	$(0.66)
Diluted income (loss) per share	$0.16	$(0.31)	$0.02	$(0.66)

Basic weighted average number of common shares outstanding	21,657,181	14,715,947	19,683,610	14,472,322
Diluted weighted average number of common shares outstanding	24,184,264	14,715,947	20,630,142	14,472,322

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017

Cash flow from operating activities
Comprehensive income (loss)	$388,688	$(9,626,712)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	2,266,513	2,332,041
Provision for preferred stock dividend	2,478,005	1,546,655
Changes in fair value of warrants	261,330	-
Changes in estimate of contingent consideration	(7,140,310)	(400,000)
Stock, option and restricted stock unit expense	890,276	5,167,358
Provision for income taxes (net of deferred tax)	24,934	-
Foreign exchange translation adjustment	(800)	11,085
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	1,009,662	(1,107,178)
Other current assets	223,207	(779,097)
(Decrease) in:
Accounts payable and accrued expenses	(1,964,020)	1,056,277
Net cash (used in) operating activities	(1,562,515)	(1,799,571)
Cash flow from (used in) investing activities:
Purchase of fixed assets	(11,560)	(7,797)
Acquisition consideration	(3,645,666)	(55,687)
Net cash (used in) investing activities	(3,657,226)	(63,484)
Cash flow (used in) financing activities:
Proceeds from bank loan and convertible notes, net	(2,324,606)	1,966,296
Additional stock issued	6,308,620	-
Contingent consideration for acquisitions	(1,582,667)	(639,024)
Net cash (used in) from financing activities	2,401,347	1,327,272
Net (decrease) in cash and cash equivalents	(2,818,394)	(535,783)
Cash and cash equivalents as at beginning of the period	4,882,084	1,379,887
Cash at the end of the period	$2,063,690	$844,104

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

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

Recent Accounting Pronouncements

New Standards to Be Implemented

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing." The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. The Company has implemented the above standard.

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

(b)
Warrants for the purchase of 51,000 shares of our common stock (valued at approximately $250,000 based on the $6.51 closing price of our common stock on the closing date of the acquisition), with such warrants exercisable for two years. The former shareholders of Bigtech exercised such warrants in full and were issued the warrant shares as of July 5, 2018; and

(c)
$255,000 payable in cash earn-outs to the sellers of Bigtech, if Bigtech achieved certain pre-determined revenue and EBITDA targets in 2017 and 2018. On October 4, 2018, we issued an aggregate of 72,570 shares of common stock to the former shareholders of Bigtech in satisfaction of an earn-out owed to them. As of October 4, 2018, we had resolved all remaining payments under the Bigtech purchase agreement and we have no further payment obligations pursuant thereto.

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

The total purchase price of $15.8 million was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. In August 2018, the Company resolved the payment of all earn-out payments to the former members of Ameri Arizona pursuant to the Ameri Arizona membership interest purchase agreement, and the Company has no further payment obligations with respect to any Ameri Arizona earn-out. As of July 29, 2018, two former members of Ameri Arizona properly elected to receive an aggregate of $2,496,000 in cash in lieu of stock and such payment was due on or about September 28, 2018.  The Company has not yet paid such cash payments (which represent deferred purchase price for Ameri Arizona) and is currently negotiating payment terms with the two former members of Ameri Arizona who elected such cash payments. On July 30, 2018, we issued 560,000 shares of common stock to the remaining former member of Ameri Arizona who had not elected to receive cash in lieu of stock. Such former member has asserted that he had properly elected to receive cash instead of stock prior to the deadline for such election. The Company disputes such assertion and believes a proper cash election was not made, and is vigorously defending any claims related thereto.

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

As of the date of this quarterly report the Company owed an aggregate of $3,101,223 in consideration, including contingent consideration payable, for its acquisitions. Such consideration payable consists of $2,496,000 in cash obligations and $605,223 worth of common stock to be issued in future periods.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the nine months ended September 30, 2018.

NOTE 5.	INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $2.3 million for the nine months ended September 30, 2018 and September 30, 2017. This amortization expense relates to customer lists which expire through 2022.

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $21.9 million as of September 30, 2018 and December 31, 2017.

As per Company policy, goodwill impairment tests are conducted on an annual basis and any impairment is reflected in the Company’s Statements of Operations.

NOTE 7.	EARNINGS (LOSS) PER SHARE:

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if outstanding stock options, warrants, restricted stock units and outstanding shares to be awarded to satisfy contingent consideration for the business combinations described in Note 3 (collectively, the “Equity Awards”) were exercised and issued. The second approach, the if converted method, reflects the potential dilution of the Equity Awards, the 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) described in Note 10 being exchanged for common stock. Under this method, interest expense, net of tax, if any, associated with the 2017 Notes, up through redemption, is added back to net income attributable to common stockholders and the shares outstanding are increased by the underlying 2017 Notes are considered to be issued.

For the nine months ended September 30, 2018, the effect of 446,429 shares related to the exchange of the 2017 Notes for common stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of September 30, 2018, the effect of approximately 14,544,000 shares  respectively, related to the issuance of common stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of September 30, 2017, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both the three and nine month periods ended September 30, 2017.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$3,883,015	$(4,609,468)	$389,488	$(9,615,628)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$3,883,015	$(4,609,468)	$389,488	$(9,615,628)
Interest expense on 2017 Notes, net of taxes	25,000	—	-	—
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$3,908,015	$(4,609,468)	$389,488	$(9,615,628)
Denominator for weighted average common shares outstanding:
Basic shares	21,657,181	14,715,947	19,683,610	14,472,322
Dilutive effect of Equity Awards	2,080,654	__	946,532	__
Dilutive effect of 2017 Notes	446,429	—	—	—
Diluted shares	24,184,264	14,715,947	20,630,142	14,472,322

Income (loss) per share – basic:
Net income (loss)	$0.18	$(0.31)	$0.02	$(0.66)

Income (loss) per share – diluted:
Net income (loss)	$0.16	$(0.31)	$0.02	$(0.66)

NOTE 8.	OTHER ITEMS:

During the quarter ended September 30 2018, the Company granted stock options to purchase an aggregate of 1,265,000 shares of the Company’s common stock to key employees, an aggregate of 45,000 restricted stock units and stock options to purchase 255,000 shares of the Company’s common stock to the Company’s non-executive directors, and an aggregate of stock options to purchase an aggregate of 50,000 shares of the Company’s common stock to the Company’s advisory board members. Each of these grants was made pursuant to the Company’s 2015 Equity Incentive Award Plan and vest within one year from the date of grant. The management stock options expire on the fifth anniversary of the date of grant and non-executive director and advisory board member stock options expire on the sixth anniversary of the date of grant. The non-executive director and advisory board member stock option grants include a change of control provision which provides for the acceleration of the options under certain change of control events. All of the foregoing option grants have been valued using the Black-Scholes model and will be amortized over a one-year period and the expense for the foregoing grants has been recognized in the current quarter and in the nine-month period ending September 30, 2018.

During the quarter ended September 30, 2018, the Company recognized a one-time non-cash gain of $7.3 million as a result of the Company’s change in estimate of its consideration payable related to its acquisition of Ameri Arizona. The Company had previously accounted for total equity consideration payable of $10.4 million, which was reduced to $3.3 million as a result of two former members of Ameri Arizona electing to receive approximately $2.5 million in cash and the issuance of equity valued at $0.8 million to the third former member Ameri Arizona who had not elected to receive cash.

As of the date of filing of this quarterly report, the Company has not yet paid the cash payments to the two former members of Ameri Arizona that were due on September 28, 2018 and is currently negotiating payment terms with the two former members of Ameri Arizona who elected to receive cash. On July 30, 2018, the Company issued 560,000 shares of common stock valued at $0.8 million to the third former member of Ameri Arizona who had not elected to receive cash in lieu of stock. Such former member has asserted that he had elected to receive cash instead of stock, but the Company disputes the assertion and is vigorously defending any claims related thereto.

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

Interest paid on the Term Loan during the nine months ended September 30, 2018 amounted to $71,301. On August 2, 2018, we repaid the Term Loan.

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

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of its loans shall be due and payable on August 31, 2018 (as extended, the “Termination Date”), and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. On August 31, 2018, we received an extension notice from Sterling National Bank in which the Termination Date from August 31, 2018 to September 30, 2018. On October 4, 2018, Sterling National Bank again extended the Termination Date until December 31, 2018. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

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

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of September 30, 2018, all interest payments due on the 2017 Notes have been paid in full.

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

Operating Leases

The Company's principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2016 and 2021. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $199,579 and $254,295 for the nine months ended September 30, 2018 and 2017, respectively.

Year ending December 31,	Amount
2018	45,613
2019	67,415
2020	70,333
2021	7,371
Total	$190,732

NOTE 12.	FAIR VALUE MEASUREMENT:

The group’s financial instruments consist primarily of cash and cash equivalent, accounts receivable, accounts payable, contingent consideration liabilities and accrued liabilities. The carrying amounts of accounts receivable, accounts payable, cash and cash equivalents and accrued liabilities are considered to be the same as their fair value, due to their short-term nature.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Level 3
Warrant Liability	$1,689,899	$-
Contingent consideration	680,223	$3,374,660

The following table presents the change in level 3 instruments (Contingent consideration):

Nine Months Ended September 30, 2018

Opening balance	$3,374,660
Paid/settlements(net)	(2,694,437)
Closing balance	$680,223

The following table presents the change in level 3 instruments (Warrant liability):

Nine Months Ended September 30, 2018

Opening balance	$-
Warrant Liability created during the period	1,689,899
Closing balance	$1,689,899

Contingent consideration pertaining to the acquisitions referred to in note 3 above as of September 30, 2018 has been classified under level 3 as the fair value of such contingent consideration has been determined using one or more of the significant inputs which are not based on observable market data.

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

The fair value of the Warrants referred to in note 16  were determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero.

NOTE 13.	NON-CONTROLLING INTEREST:

The subsidiaries of the Company are all direct or indirect wholly-owned subsidiaries and there are no non-controlling interests as of September 30, 2018.

In prior periods when the Company held non-controlling interests in one of its subsidiaries ,the Company attributed relevant gains and losses to such non-controlling interests in each financial year. During the nine months ended September 30, 2018 and 2017 the profit attributable to the holders of non-controlling interests amounted to $0 and $18,504, respectively.

NOTE 14.	RESTRUCTURING AND STREAMLINING COSTS:

During the nine ended September 30, 2018, the Company streamlined its operations by eliminating redundant positions across its acquired entities, which resulted in a restructuring charge of approximately $127,100.

NOTE 15.	AMENDMENT OF PREFERRED STOCK TERMS AND WARRANT ISSUANCE:

On June 22, 2018, we entered into an Amendment Agreement with Lone Star Value Investors, LP (“LSV”), pursuant to which we and LSV agreed to the amendment and restatement of the certificate of designations (the “Amendment”) for our Series A Preferred Stock (the “Series A Preferred”) and the issuance of warrants (the “Amendment Warrants”) for the purchase of 5,000,000 shares of our common stock to holders of the Series A Preferred (the “Warrant Issuance”), provided that the Amendment and the Warrant Issuance were subject to approval by our stockholders at our 2018 annual meeting of stockholders (the “2018 Annual Meeting”).

As the Amendment and the Warrant Issuance were approved by our stockholders at the 2018 Annual Meeting, the Amendment, was filed with the Delaware Secretary of State following stockholder approval, providing for, among other things:

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

In addition, the Amendment revised the change of control definition to mean a change in control of at least 70% of the voting power of all shares of stock of the Company and clarified that a change of control shall not be deemed to be a dissolution, liquidation or winding up of the Company. The Amendment also eliminated voting rights with respect to the authorization, creation or issuance of any securities ranking senior or equal to the Series A Preferred.

Following our 2018 Annual Meeting, promptly following the effectiveness of the Amendment, the Company issued an aggregate of 15,325 shares of our Series A Preferred to holders of our Series A Preferred, on a pro rata basis, as payment of accrued in-kind dividends owed on such preferred stock and completed the Warrant Issuance to holders of the Series A Preferred at such time.

The Amendment Warrants are only exercisable for cash, with an exercise price of $1.50 per share, for five years from the date of issuance. In the event that the closing price of our common stock is $2.00 or higher for ten trading days out of a fifteen consecutive trading day period, the Company shall have the option, in its sole discretion, to elect to accelerate the termination date of the Amendment Warrants to such date that is 30 days (or more, in the Company’s sole discretion) following the date of such election. Following such accelerated termination date, any unexercised Amendment Warrants shall automatically be canceled without any further obligations on the part of the Company or the holders of such Amendment Warrants. The Amendment Warrants were valued utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,712,000 was reflected within stockholders’ equity as a dividend paid to the Series A Preferred stockholders and also reflected as an adjustment to income available to common stockholders for calculation of net income (loss) per common share for both the three and nine month periods ended September 30, 2018.

NOTE 16.	PRIVATE PLACEMENT TRANSACTION:

On July 25, 2018, we entered into a securities purchase agreement (the “Initial Securities Purchase Agreement”) with certain institutional and accredited investors (“Initial Purchasers”) for the sale of 5,000,000 shares of our common stock (“Initial Shares”) and warrants to purchase a total of 4,000,001 shares (“Initial Warrant Shares”) of our common stock (“Initial Purchaser Warrants”) for total consideration of approximately $6,000,000 (“Initial Investment”). On July 30, 2018, we issued an aggregate of 3,250,000 of the Initial Shares to the Initial Purchasers, with the remaining Initial Shares to be issued pursuant to pre-funded Warrants, subject to adjustment.  The $6,000,000 purchase price paid by the Initial Purchasers on July 30, 2018 represents the entire purchase price for the Initial Shares and the Initial Purchaser Warrants (excluding the exercise price to be paid upon the exercise of Initial Purchaser Warrants), including upon the issuance of additional Shares (through the adjustment of a pre-funded warrant) and for additional Warrant Shares issuable upon the occurrence of certain events described below.

On August 21, 2018, we entered into a second securities purchase agreement (the “Second Securities Purchase Agreement”, and together with the Initial Securities Purchase Agreement, the “Purchase Agreements”) with an accredited investor (the “Additional Purchaser”, and with the Initial Purchaser, the “Purchasers”) for the sale of 500,417 shares of our common stock, via a pre-funded warrant due to share issuance limitations (the “Additional Shares”, and with the Initial Shares, the “Common Stock”), and warrants to purchase 400,333 shares (the “Additional Warrant Shares”, and with the Initial Warrant Shares, the “Warrant Shares”) of our common stock (the “Additional Purchaser Warrants”, and with the Initial Purchaser Warrants, the “Purchaser Warrants”) for gross proceeds of approximately $600,000 (the “Additional Investment”). The Additional Investment was made in connection with, and substantially on the same terms and using the same forms as, the private placement of the Initial Shares and Initial Purchaser Warrants (such private placement and the Additional Investment, the “Private Placement”).  The $600,000 purchase price paid by the Additional Purchaser on August 21, 2018 represents the entire purchase price for the Additional Shares and the Additional Purchaser Warrants (excluding the exercise price to be paid upon the exercise of Additional Purchaser Warrants), including upon the issuance of additional Shares (through the adjustment of a pre-funded warrant, all pre-funded warrants with the Purchaser Warrants, the “Warrants”) and for additional Warrant Shares issuable upon the occurrence of certain events described below.

The initial price per share of Common Stock equaled $1.20 and the initial per share exercise price of the Purchaser Warrants equaled $1.60.  The per share purchase price and the exercise price were subject to adjustment as described below.  The Initial Purchaser Warrants are immediately exercisable, subject to ownership limitations described below, and expire five years after the date of issuance.  The Initial Purchaser Warrants are exercisable on a cashless basis six months after the issuance date if there is no effective registration statement registering the resale of the shares underlying the Initial Purchaser Warrants. The Additional Purchaser was not issued any shares at the closing of the Additional Investment, due to Nasdaq stock issuance limitations at the time of closing, but the Additional Shares will be issued upon the exercise of a pre-funded warrant for no additional consideration to the Company. The Additional Purchaser Warrants and the Additional Purchaser’s pre-funded warrant are currently exercisable, subject to ownership limitations described below, and expire five years after the date of issuance. The Warrants contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant and of the exercise price in the event of stock dividends, splits, mergers, asset sales, tender or exchange offers, reclassifications, reorganizations or recapitalizations, combinations, or the like.

The per share purchase price (through the pre-funded Warrants) and Warrant exercise price was automatically adjusted lower (the “Price Adjustment”) to 80% (with respect to the purchase price of the Common Stock) and 110% (with respect to the exercise price of the Warrants) of the lowest of the average daily prices on the 6 trading days following each of: (i) the date our stockholders approved the Private Placement transaction (such approval was obtained on September 27, 2018) and (ii) the date a registration statement covering the resale of securities being issued in the Private Placement was declared effective by the Securities and Exchange Commission (the “SEC”) (such registration statement on Form S-1, file no. 333-227011, was declared effective on October 23, 2018 (the “Effective Registration”)). Due to the Price Adjustment, the lowest purchase price of $0.29 for the Common Stock issued at closing under the Purchase Agreements and pursuant to the pre-funded Warrants was achieved, and all 22,758,621 shares registered under the Effective Registration as issued or issuable under the Purchase Agreements and pursuant to the pre-funded Warrants were issued to the selling stockholders.  In addition, the exercise price of the Purchaser Warrants was subject to the Price Adjustment, which has resulted in 22,544,139 shares of common stock being issuable under the Purchaser Warrants when exercised. The Purchaser Warrants have been fully adjusted and neither the exercise price or the number of shares issuable under such warrants are subject to further adjustment, except pursuant to typical anti-dilution provisions.

In accordance with the exercise provisions of the Purchaser Warrants, the 22,544,139 shares issuable under the Purchaser Warrants following the full Price Adjustment was determined by holding constant the aggregate exercise price of $7,040,534.40 for the Purchaser Warrants at the time of closing of the Private Placement (which was calculated based on 4,400,334 total Purchaser Warrants at the closing date multiplied by the exercise price of $1.60, which equals $7,040,534.40), and then dividing the $7,040,534.40 aggregate exercise price by the post-Price Adjustment exercise price of $0.3123 to get 22,544,139 shares.  As 18,206,897 shares of common stock issuable pursuant to the Purchaser Warrants were previously registered under the Effective Registration, 4,337,242 additional shares of common stock are to be registered pursuant to a new registration statement to cover all of the shares issuable under the Purchaser Warrants following the final Price Adjustment.

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed at the end of the reporting period to reflect the Price Adjustment and number of shares issuable upon exercise occurring as a result of the shareholder approval of the Private Placement. The resulting increase in the fair value of the Purchaser Warrants of $261,330 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of operations and comprehensive income (loss).

Under the terms of all of the Warrants, a selling stockholder may not exercise Warrants to the extent such exercise would cause such selling stockholder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of the Warrants which have not been exercised. In addition, the Warrants have transaction-specific anti-dilution provisions.

A.G.P. / Alliance Global Partners (“AGP”) acted as exclusive placement agent for the issuance and sale of the securities in the Private Placement. We agreed to pay AGP an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the transaction, plus expenses. We also agreed to grant to AGP or its designees warrants to purchase up to 150,000 shares of our common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are currently exercisable and terminate on July 27, 2022. The Placement Agent Warrants have an exercise price of $1.32 per share. The terms of the Placement Agent Warrants are otherwise substantially similar to the terms of the Private Placement Warrants, except the Placement Agent Warrants have customary anti-dilution provisions and do not have the Price Adjustment mechanism. The Placement Agent Warrants were valued at the date of grant utilizing a Black-Scholes option pricing model with substantially similar assumptions to those used for the Purchaser Warrants. The resulting fair value of $49,000 was recorded within stockholder’s equity as a cost of the Private Placement transaction.

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

For the three months ended September 30, 2018 and September 30, 2017, sales to five major customers accounted for 40% and 43% of our total revenue, respectively. One of our customers contributed 13% and 14% of our revenue for the three months ended September 30, 2018.and for the comparable period in 2017.

For the nine months ended September 30, 2018 and September 30, 2017, sales to five major customers accounted for 38% and 39% of our total revenue, respectively. Two of our customers contributed 13% and 10% of our revenue for the nine months ended September 30, 2018. For the comparable period in 2017, one customer contributed 10% of our revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 and for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenue	$10,576,254	$12,529,928	$32,715,104	$37,139,114
Cost of revenue	8,230,456	9,966,490	25,637,422	28,941,535
Gross profit	2,345,798	2,563,438	7,077,682	8,197,579

Operating expenses
Selling general and administration	2,655,902	5,685,905	8,059,432	13,559,632
Acquisition related expenses	227,952	5,694	237,952	390,174
Depreciation and amortization	636,495	817,284	2,266,513	2,332,041
Changes in estimate for consideration payable	(7,274,929)	-	(7,140,310)	(400,000)
Operating expenses	(3,754,580)	6,508,883	3,423,587	15,881,847
Operating income (loss)	6,100,378	(3,945,445)	3,654,095	(7,684,268)
Interest expenses	(190,394)	(132,973)	(584,074)	(388,122)
Changes in fair value of warrant liability	(261,330)	-	(261,330)	-
Others, net	75,747	17,446	83,736	21,921
Income (loss) before income taxes	5,724,401	(4,060,972)	2,892,427	(8,050,469)
Tax benefit / (provision)	(24,934)	-	(24,934)	-
Net income (loss)	5,699,467	(4,060,972)	2,867,493	(8,050,469)
Net income attributable to non-controlling interest	-	(6,632)	-	(18,504)
Net income (loss) attributable to the Company	5,699,467	(4,067,604)	2,867,493	(8,068,973)
Dividend on preferred stock	(1,816,452)	(541,864)	(2,478,005)	(1,546,655)
Net (loss) attributable to common stockholders	3,883,015	(4,609,468)	389,488	(9,615,628)
Other comprehensive income (loss), net of tax
Foreign exchange translation	1,719	(14,234)	(800)	(11,084)
Comprehensive income (loss)	$3,884,734	$(4,623,702)	$388,688	$(9,626,712)
Comprehensive income (loss) attributable to the Company	3,884,734	(4,617,070)	388,688	(9,608,208)
Comprehensive income/(loss) attributable to the non-controlling interest	-	(6,632)	-	(18,504)
	3,884,734	$(4,623,702)	$388,688	$(9,626,712)

Basic income (loss) per share	$0.18	$(0.31)	$0.02	$(0.66)
Diluted income (loss) per share	$0.16	$(0.31)	$0.02	$(0.66)

Basic weighted average number of common shares outstanding	21,657,181	14,715,947	19,683,610	14,472,322
Diluted weighted average number of common shares outstanding	24,184,264	14,715,947	20,630,142	14,472,322

Revenues

Revenues for the three months ended September 30, 2018 decreased by $1.95 million, or 16%, as compared to the three months ended September 30, 2017, mainly because we did not pursue certain low margin  professional services business during the three months ended September 30, 2018.

For the three months ended September 30, 2018 and September 30, 2017, sales to five major customers accounted for approximately 40% and 43% of our total revenue, respectively. For the three months ended September 30, 2018, one of our customers contributed 13% of our revenue, and for the three months ended September 30, 2017, one of our customer contributed 14% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended September 30, 2018 and September 30, 2017.

Revenues for the nine months ended September 30, 2018 decreased by $4.42 million, or 12%, as compared to the nine months ended September 30, 2017, mainly due to a large project in the nine months of 2017 for which there was no comparable large project in the first nine months ended September 30, 2018 and because we did not pursue certain low margin  professional services business in 2018.

For the nine months ended September 30, 2018 and September 30, 2017, sales to five major customers accounted for 38% and 39% of our total revenue, respectively. Two of our customers contributed 13% and 10% of our revenue for the nine months ended September 30, 2018. For the comparable period in 2017, one of our customers contributed 11% of our revenue. We derived most of our revenues from our customers located in North America for the nine months ended September 30, 2018 and September 30, 2017.

Gross Margin

Our gross margin was 22% for the three months ended September 30, 2018, as compared to 20% for the three months ended September 30, 2017.  The increase in gross margin was due to an increase in project-based revenue which carries higher margin in the three months ended September 30, 2018 as compared to three months ended September 30, 2017.

Our gross margin was 22% for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017.

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

SG&A expenses for the three months ended September 30, 2018 were $2.6 million, as compared to $5.7 million for the three months ended September 30, 2017.  SG&A expenses, excluding stock-based compensation expenses decreased by approximately $650,000 in the three months ended September 30, 2018 as the Company continues to restructure and streamline its acquired entities.

SG&A expenses for the nine months ended September 30, 2018 were $8.1 million, as compared to $13.6 million for the nine months ended September 30, 2017.  SG&A expenses, excluding stock-based compensation expenses decreased by approximately $1.2 million in the nine months ended September 30, 2018 as the Company continues to restructure and streamline its acquired entities.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.6 million for the three months ended September 30, 2018, as compared to $0.8 million for the three months ended September 30, 2017. Depreciation and amortization expense amounted to $2.3 million for the nine months ended September 30, 2018 and September 30, 2017. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating income was $6.1 million for the three months ended September 30, 2018, as compared to $(3.9) million for the three months ended September 30, 2017. Our operating income for the three months ended September 30, 2018 was primarily driven by lower stock-based compensation expenses, changes in our estimates relating to acquisition considerations and continued reduction in our operating expenses.

Our operating income was $3.7 million for the nine months ended September 30, 2018, as compared to $(7.7) million for the nine months ended September 30, 2017. Our operating income for the nine months ended September 30, 2018was primarily driven by lower stock-based compensation expenses, changes in our estimates relating to acquisition considerations and continued reduction in our operating expenses.

Interest Expense

Our interest expense for the three months ended September 30, 2018 was $0.19 million as compared to $0.13 million for the three months ended September 30, 2017.

Our interest expense for the nine months ended September 30, 2018 was $0.6 million as compared to $0.4 million for the nine months ended September 30, 2017. The increase was mainly due to the full year effect of interest expenses on promissory notes issued to former stockholders of Ameri California in March 2017.

Income Taxes

We recorded a provision for income taxes of $0.02million and $0 million for the three months ended September 30, 2018 and for the three months ended September 30, 2017, respectively.

We recorded a provision for income taxes of $0.02 million and $0 million for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017, respectively.

Acquisition Related Expenses

We had acquisition related expenditures of $0.23 million and $0.01 million during the three months ended September 30, 2018 and for September 30, 2017, respectively, and $0.24 million and $0.39 million during the nine months ended September 30, 2018 and for September 30, 2017, respectively. These expenses included legal, professional services, valuation and due diligence services and other acquisition related fees incurred in connection with our acquisitions.

Liquidity and Capital Resources

Our cash position was approximately $2 million as of September 30, 2018, as compared to $4.9 million as of December 31, 2017, a decrease of approximately $2.9 million primarily due to the use of funds towards working capital and earn-out payments.

Cash used for operating activities was $1.6 million during the nine months ended September 30, 2018 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $3.7 million during the nine months ended September 30, 2018. Cash provided by financing activities was $2.4 million during the nine months ended September 30, 2018.

Private Placement

On July 25, 2018, we entered into a securities purchase agreement (the “Initial Securities Purchase Agreement”) with certain institutional and accredited investors (“Initial Purchasers”) for the sale of 5,000,000 shares of our common stock (“Initial Shares”) and warrants to purchase a total of 4,000,001 shares (“Initial Warrant Shares”) of our common stock (“Initial Purchaser Warrants”) for total consideration of approximately $6,000,000 (“Initial Investment”). On July 30, 2018, we issued an aggregate of 3,250,000 of the Initial Shares to the Initial Purchasers, with the remaining Initial Shares to be issued pursuant to pre-funded Warrants, subject to adjustment.  The $6,000,000 purchase price paid by the Initial Purchasers on July 30, 2018 represents the entire purchase price for the Initial Shares and the Initial Purchaser Warrants (excluding the exercise price to be paid upon the exercise of Initial Purchaser Warrants), including upon the issuance of additional Shares (through the adjustment of a pre-funded warrant) and for additional Warrant Shares issuable upon the occurrence of certain events described below.

On August 21, 2018, we entered into a second securities purchase agreement (the “Second Securities Purchase Agreement”, and together with the Initial Securities Purchase Agreement, the “Purchase Agreements”) with an accredited investor (the “Additional Purchaser”, and with the Initial Purchaser, the “Purchasers”) for the sale of 500,417 shares of our common stock, via a pre-funded warrant due to share issuance limitations (the “Additional Shares”, and with the Initial Shares, the “Common Stock”), and warrants to purchase 400,333 shares (the “Additional Warrant Shares”, and with the Initial Warrant Shares, the “Warrant Shares”) of our common stock (the “Additional Purchaser Warrants”, and with the Initial Purchaser Warrants, the “Purchaser Warrants”) for gross proceeds of approximately $600,000 (the “Additional Investment”). The Additional Investment was made in connection with, and substantially on the same terms and using the same forms as, the private placement of the Initial Shares and Initial Purchaser Warrants (such private placement and the Additional Investment, the “Private Placement”).  The $600,000 purchase price paid by the Additional Purchaser on August 21, 2018 represents the entire purchase price for the Additional Shares and the Additional Purchaser Warrants (excluding the exercise price to be paid upon the exercise of Additional Purchaser Warrants), including upon the issuance of additional Shares (through the adjustment of a pre-funded warrant, all pre-funded warrants with the Purchaser Warrants, the “Warrants”) and for additional Warrant Shares issuable upon the occurrence of certain events described below.

The initial price per share of Common Stock equaled $1.20 and the initial per share exercise price of the Purchaser Warrants equaled $1.60.  The per share purchase price and the exercise price were subject to adjustment as described below.  The Initial Purchaser Warrants are immediately exercisable, subject to ownership limitations described below, and expire five years after the date of issuance.  The Initial Purchaser Warrants are exercisable on a cashless basis six months after the issuance date if there is no effective registration statement registering the resale of the shares underlying the Initial Purchaser Warrants. The Additional Purchaser was not issued any shares at the closing of the Additional Investment, due to Nasdaq stock issuance limitations at the time of closing, but the Additional Shares will be issued upon the exercise of a pre-funded warrant for no additional consideration to the Company. The Additional Purchaser Warrants and the Additional Purchaser’s pre-funded warrant are currently exercisable, subject to ownership limitations described below, and expire five years after the date of issuance. The Warrants contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant and of the exercise price in the event of stock dividends, splits, mergers, asset sales, tender or exchange offers, reclassifications, reorganizations or recapitalizations, combinations, or the like.

The per share purchase price (through the pre-funded Warrants) and Warrant exercise price was automatically adjusted lower (the “Price Adjustment”) to 80% (with respect to the purchase price of the Common Stock) and 110% (with respect to the exercise price of the Warrants) of the lowest of the average daily prices on the 6 trading days following each of: (i) the date our stockholders approved the Private Placement transaction (such approval was obtained on September 27, 2018) and (ii) the date a registration statement covering the resale of securities being issued in the Private Placement was declared effective by the Securities and Exchange Commission (the “SEC”) (such registration statement on Form S-1, file no. 333-227011, was declared effective on October 23, 2018 (the “Effective Registration”)). Due to the Price Adjustment, the lowest purchase price of $0.29 for the Common Stock issued at closing under the Purchase Agreements and pursuant to the pre-funded Warrants was achieved, and all 22,758,621 shares registered under the Effective Registration as issued or issuable under the Purchase Agreements and pursuant to the pre-funded Warrants were issued to the selling stockholders.  In addition, the exercise price of the Purchaser Warrants was subject to the Price Adjustment, which has resulted in 22,544,139 shares of common stock being issuable under the Purchaser Warrants when exercised. The Purchaser Warrants have been fully adjusted and neither the exercise price or the number of shares issuable under such warrants are subject to further adjustment, except pursuant to typical anti-dilution provisions.

In accordance with the exercise provisions of the Purchaser Warrants, the 22,544,139 shares issuable under the Purchaser Warrants following the full Price Adjustment was determined by holding constant the aggregate exercise price of $7,040,534.40 for the Purchaser Warrants at the time of closing of the Private Placement (which was calculated based on 4,400,334 total Purchaser Warrants at the closing date multiplied by the exercise price of $1.60, which equals $7,040,534.40), and then dividing the $7,040,534.40 aggregate exercise price by the post-Price Adjustment exercise price of $0.3123 to get 22,544,139 shares.  As 18,206,897 shares of common stock issuable pursuant to the Purchaser Warrants were previously registered under the Effective Registration, 4,337,242 additional shares of common stock are to be registered pursuant to a new registration statement to cover all of the shares issuable under the Purchaser Warrants following the final Price Adjustment.

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed at the end of the reporting period to reflect the Price Adjustment and number of shares issuable upon exercise occurring as a result of the shareholder approval of the Private Placement. The resulting increase in the fair value of the Purchaser Warrants of $261,330 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of operations and comprehensive income (loss).

Under the terms of all of the Warrants, a selling stockholder may not exercise Warrants to the extent such exercise would cause such selling stockholder, together with its affiliates and attribution parties, to beneficially own a number of shares of common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of the Warrants which have not been exercised. In addition, the Warrants have transaction-specific anti-dilution provisions.

A.G.P. / Alliance Global Partners (“AGP”) acted as exclusive placement agent for the issuance and sale of the securities in the Private Placement. We agreed to pay AGP an aggregate fee equal to 7% of the gross proceeds received by us from the sale of the securities in the transaction, plus expenses. We also agreed to grant to AGP or its designees warrants to purchase up to 150,000 shares of our common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are currently exercisable and terminate on July 27, 2022. The Placement Agent Warrants have an exercise price of $1.32 per share. The terms of the Placement Agent Warrants are otherwise substantially similar to the terms of the Private Placement Warrants, except the Placement Agent Warrants have customary anti-dilution provisions and do not have the Price Adjustment mechanism. The Placement Agent Warrants were valued at the date of grant utilizing a Black-Scholes option pricing model with substantially similar assumptions to those used for the Purchaser Warrants. The resulting fair value of $49,000 was recorded within stockholder’s equity as a cost of the Private Placement transaction.

Liquidity Concerns

We incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities and acquisition strategy. As of September 30, 2018, we had negative working capital of $2.27 million and cash of $2.06 million. Our principal sources of cash have included bank borrowings, the private placement of common stock, warrants and convertible notes and the public offering of common stock and warrants. Our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

During the quarter ended September 30, 2018, we were unable to make payments in respect of certain deferred purchase price obligations owed to two former members of Ameri Arizona due to a lack of available cash. The aggregate gross proceeds received by the Company from the Private Placement on July 30, 2018 were approximately $6,600,000, and we used a portion of such proceeds for the repayment of certain outstanding obligations. We are working to raise additional capital from which we will be able to pay other amounts owed; however, there can be no assurance that the Company will be able to raise any capital or pay the amounts owed.

Our financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

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

Interest paid on the Term Loan during the nine months ended September 30, 2018 amounted to $71,301. On August 2, 2018, we repaid the Term Loan.

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of its loans shall be due and payable on August 31, 2018, and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. On August 31, 2018, we received an extension notice from Sterling National Bank in which the Termination Date from August 31, 2018 to September 30, 2018. On October 4, 2018, Sterling National Bank again extended the Termination Date until December 31, 2018. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

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

On March 7, 2017, we completed the sale and issuance the 2017 Notes for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of September 30, 2018 all interest payments due on the 2017 Notes have been paid in full.

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

Accounts Receivable

Accounts receivable for the period ended September 30, 2018 were $7.8 million as compared to $8.8 million as on December 31, 2017.

Accounts Payable

Accounts payable for the period ended September 30, 2018 were $4.2 million as compared to $5.3 million as on December 31, 2017.

Accrued Expenses

Accrued expenses for the period ended September 30, 2018 were $1.8 million as compared to $2.6 million as on December 31, 2017.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of September 30, 2018, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Quarterly Report on Form 10-Q.

See Part II – Item 5 for additional information regarding controls the Company has recently implemented with respect to its payment processes as a result of an email fraud directed at the Company during the quarter ended September 30, 2018.

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

On May 1, 2018, MACT Holdings LLC, one of the former members of our subsidiary, Ameri Arizona, filed suit against us in the United States District Court for the Southern District of New York seeking damages in an amount equal to such former member’s potion of accrued but unpaid earn-out payments of approximately $236,950 in respect of the 2017 earn-out period, plus attorneys’ fees and expenses.  All such amounts had been paid as of August 3, 2018. Such former member has also asserted that he had elected to receive cash instead of stock consideration of 560,000 shares of common stock issued to him on July 30, 2018, but the Company disputes the assertion and is vigorously defending any claims related thereto.

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

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of its loans shall be due and payable on August 31, 2018, and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. On August 31, 2018, we received an extension notice from Sterling National Bank in which the Termination Date from August 31, 2018 to September 30, 2018. On October 4, 2018, Sterling National Bank again extended the Termination Date until December 31, 2018. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

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

On July 30, 2018, we completed a Private Placement of common stock and warrants.  See Note 16 to our Unaudited Condensed Consolidated Financial Statements for the Quarter Ended September 30, 2018 for additional information regarding the Private Placement.

On October 10, 2018, we issued an aggregate of 72,250 restricted shares of our common stock to the former shareholders of Bigtech for the payment of an earn-out owed to them. The former shareholders of Bigtech previously made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

In the third and fourth quarters of 2018, we issued an aggregate of 15,325 shares of our Series A Preferred Stock to holders of our Series A Preferred Stock, on a pro rata basis, as payment of accrued in-kind dividends owed on such preferred stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On July 9, 2018, we received a Notice of Default and Acceleration of Obligations from Sterling National Bank. The Notice asserted events of default resulting from the Company’s failure to comply with certain financial covenants set forth in the Loan Agreement and the impaired financial condition of the Company. In the Notice, Sterling National Bank declares that all amounts due in respect of its loans shall be due and payable on August 31, 2018, and the Borrowers are required to pay Sterling National Bank all amounts due as obligations on or before the Termination Date. On August 31, 2018, we received an extension notice from Sterling National Bank in which the Termination Date from August 31, 2018 to September 30, 2018. On October 4, 2018, Sterling National Bank again extended the Termination Date until December 31, 2018. Until the Termination Date, Sterling National Bank will continue to fund the Revolving Loans to the Borrowers at its discretion; however, Sterling National Bank may decline to advance funds to the Borrowers at any time in its sole discretion. It is anticipated that, on the Termination Date, the financing commitments shall terminate and no further loans, advances or other extensions of credit will be made to or for the benefit of the Borrowers.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

During the quarter ended September 30, 2018, one of the Company’s payee’s email was compromised and a direction was sent to the Company fraudulently directing the Company to pay approximately $125,000, which amount was owed to the Company payee, to a fraudulent bank account, and the Company paid the amount. Approximately two months after the payment, the payee informed the Company that its email was compromised and it had not received the payment. Upon learning of the incident, the Company filed a report with its bank to recover the funds, and the Company’s bank in turn filed a complaint with the bank where the funds were paid. Both banks are U.S. domiciled banks and are regulated by the U.S. Treasury system. The Company also filed a report with the Federal Bureau of Investigations. The Company is presently evaluating if it has insurance coverage for this incident under its cyber crime and related policies. The Company is also evaluating its rights against the depository bank where the funds were sent. The Company has not made any adjustments to its financial statements as a result of the incident as it believes that it will ultimately recover the funds, however, the Company cannot give any assurance that such funds will be recovered. The Company has implemented additional controls in its payment processes whereby any changes to existing banks accounts for any payments will be confirmed under a dual-control process before any payment is made.

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

3.2
Amended and Restated Certificate of Designation of Rights and Preferences of 9.00% Series A Cumulative Preferred Stock  (filed as Exhibit 3.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

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
4.5
Warrant Agent Agreement dated August 16, 2018 between Ameri Holdings, Inc. and Corporate Stock Transfer, Inc. (includes form of Warrant) (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

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

10.4
First Amendment to the Ameri Holdings, Inc. 2015 Equity Incentive Award Plan (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

10.5
Employment Letter, dated October 17, 2018, between Ameri and Partners Inc and Barry Kostiner (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 17, 2018 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2018.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Accounting Officer)