Form 10-K
period 2018-12-31
AMERI Holdings, Inc.
filed 2019-03-26
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Research Court, Suite 750, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 935-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock $0.01 par value per share	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $11.25 million based on the closing bid price of the registrant’s common stock of $1.03 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 22, 2019, 47,028,433 shares of the registrant’s common stock were issued and outstanding.

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERI Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

Our SAP focus allows us to provide technological solutions to a broad base of clients. We are headquartered in Suwanee, Georgia, and have offices across the United States, which are supported by offices in India and Canada. Our model inverts the conventional global delivery model wherein offshore information technology (“IT”) service providers are based abroad and maintain a minimal presence in the United States. With a strong SAP focus, our client partnerships anchor around SAP cloud and digital services. In 2017, we signed a strategic partnership agreement with NEC America to offer SAP S/4 HANA (a next generation enterprise system) migration services. This partnership will allow us to offer our clients a broader spectrum of services.

Our primary business objective is to provide our clients with a competitive advantage by enhancing their business capabilities and technologies with our expanding consulting services portfolio. Our strategic acquisitions allow us to bring global service delivery, SAP S/4 HANA, SAP Business Intelligence, SAP Success Factors, SAP Hybris and high-end SAP consulting capabilities to a broader geographic market and customer base. We continue to leverage our growing geographical footprint and technical expertise to simultaneously expand our service and product offering. Our goal is to identify business synergies that will allow us to bring new services and products from one subsidiary to customers at our other subsidiaries. While we generate revenues from the consulting businesses of each of our acquired subsidiaries, we believe that additional revenues will be generated through new business relationships and services developed through our business combinations.

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

Ameri Holdings, Inc., along with its eleven subsidiaries, Ameri and Partners, Ameri Consulting Service Private Ltd., Ameri100 Georgia Inc. (“Ameri Georgia”), Bellsoft India Solutions Private Ltd., Ameri100 Canada Inc. (formerly BSI Global IT Solutions Inc.), Linear Logics, Corp., Ameri100 Virtuoso Inc. (“Virtuoso”), Ameri100 Arizona LLC (“Ameri Arizona”), Bigtech Software Private Limited (“Bigtech”), Ameri100 California Inc. (“Ameri California) and Ameritas Technologies India Private Limited, provides SAP cloud, digital and enterprise services to clients worldwide.

Organizational Chart

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

Characteristic		Description
Mature Market	•	Most large global companies have already outsourced what they wanted to outsource.

Commoditized Business Model	•	North America and Europe continue to be the markets with attractive spending potential. However, increased regulations and visa dependencies prove to be a major drawback of the model.

	•	The benefits realized from the business model are largely based on labor arbitrage, productivity benefits and portfolio restructuring. These contours have changed due to commoditization.

Insourcing	•	Extremely rapid changes in technology are forcing IT services–traditionally an outsourcing business—to adopt an insourcing model.

Rapid Technology Shifts	•
Cloud services, robotic process automation, artificial intelligence and internet of things are increasingly in demand as part of outsourcing engagements. Smart robots increasingly operate in the cloud, and a ‘labor-as-a-service’ approach has emerged, as clients and providers find that intelligent tools and virtual agents can be easily and flexibly hosted on cloud platforms.

	•	Social media, cloud computing, mobility and big data will continue to be mainstays for any IT ecosystem.

•
The convergence of cloud computing, virtualization (applications and infrastructure) and utility computing is around the corner. The ability of a vendor to offer an integrated basket of services on a SaaS model, will be a key differentiator.

•
Enterprises are becoming more digital. There is a strong convergence of human and machine intelligence thanks to drivers like advanced sensors and machine learning. Operations and technology are converging.

Contracts & Decision Making	•	Large multi-year contracts will be renegotiated and broken down into shorter duration contracts and will involve multiple vendors rather than sole sourcing.

•
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

Our Portfolio of Service Offerings

Our portfolio of service offerings expanded significantly since 2016 with our acquisitions of Ameri Georgia, Ameri Arizona, Ameri California, Virtuoso and Bigtech.

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

Digital Services

We have developed several cutting-edge mobile solutions, including Simple Advance Planning and Optimization (“APO”) and SAP IBP/S&OP Mobile Analytics App. The Simple APO mobile application (app) provides sales professionals with real-time collaboration capabilities and customer data, on their mobile devices. It increases the efficiency of the sales process and the accuracy of customer needs forecasting. The SAP IBP mobile app enables the real-time management and analysis of sales and operations planning (S&OP) related data from mobile devices. SAP is an implementation partner for this app. SAP has recognized the app’s value to the ecosystem, as S&OP apps are complex and difficult to design.

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

Strategy

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

For the twelve months ended December 31, 2018 and December 31, 2017, sales to five major customers accounted for approximately 39% and 43% of our total revenue, respectively.

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

We did not make any material expenditures on research or development activities for the twelve months ended December 31, 2018 and December 31, 2017.

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

Employees

As of December 31, 2018, our total headcount was 390, which includes employees and billable subcontractors. We routinely supplement our billable employee staff with billable subcontractors, which totaled 188 at December 31, 2018. Our employees are not part of a collective bargaining arrangement and we believe our relations with our employees are good.

Available Information

Our executive office is located at 5000 Research Court, Suite 750, Suwanee, Georgia 30024. Our telephone number is (770) 935-4152 and our website is www.ameri100.com. We provide free access to various reports that we file with or furnish to the U.S. Securities and Exchange Commission through our website, as soon as reasonably practicable after they have been filed or furnished. These reports include, but are not limited to, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports. Our Securities and Exchange Commission (“SEC”) reports can be accessed through the investors section of our website (http://ameri100.com/page/investors/), and we intend to disclose any changes to or waivers from our Code of Ethics for our Chief Executive Officer and Senior Financial Officers and our Code of Ethics and Business Conduct that would otherwise be required to be disclosed under Item 5.05 of Form 8-K on our website. In addition, the public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic SEC filer. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC’s website is http://www.sec.gov. Information on our website does not constitute part of this annual report on Form10-K or any other report we file or furnish with the SEC.

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

Risks Relating to Our Business and Industry

We recorded a net loss for the twelve months ended December 31, 2018 and December 31, 2017 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2018, and December 31, 2017, we had net revenue of $43 million and $48.6 million, respectively, and we had comprehensive net loss of $19.4 million and $11.1 million, respectively. At December 31, 2018, we had stockholders’ equity of approximately $10.8 million and an accumulated deficit of approximately $34.5 million. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our solutions and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce new solutions on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

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

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets, such as the technology consulting markets in which we operate. We must meet many challenges including:

●	establishing and maintaining broad market acceptance of our solutions and services and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our technology solutions in a wide variety of industries and on multiple enterprise architectures;

●	timely and successfully developing new solutions and services and increasing the functionality and features of existing solutions and services;

●	developing solutions and services that result in high degree of enterprise client satisfaction and high levels of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our solutions and services; and

●	identifying, attracting and retaining talented personnel at reasonable market compensation rates in the markets in which we employ.

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

We have incurred significant and recurring operational losses as a result of our ongoing acquisition strategy. As of December 31, 2018, we had outstanding cash payment obligations related to our past acquisitions of approximately $2.7 million.  If our current cash position does not improve significantly, we will not have sufficient cash on hand to meet these obligations.  Due to our working capital constraints, we are current in all payments to all our unsecured noteholders. We are working with certain of our unsecured noteholders to negotiate payment terms until we are able to raise more capital.

Operational streamlining that was completed in the second quarter of 2018 is anticipated to provide cash savings of approximately $2.5 million per year. We believe additional cost-cutting efforts will further reduce cash used in operations.  In addition, we believe that we can obtain additional external financing to meet future cash requirements. We raised $1.25 million in March 2017 through the sale of convertible notes, over $6.7 million in gross proceeds through our public offering of common stock and warrants in November 2017 and $6.6 million in gross proceeds through a private placement in August 2018.

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

For the twelve-month period ended December 31, 2018 and December 31, 2017, sales to five major customers accounted for approximately 39% and 43%, respectively, of our total revenue.  Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

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

Our clients typically retain us on a non-exclusive, project-by-project basis. Many of our client contracts can be terminated with or without cause. Our business is dependent on the decisions and actions of our clients, and there are a number of factors relating to our clients that are outside of our control which might lead to termination of a project or the loss of a client, including:

·	financial difficulties for a client;

·	a change in strategic priorities, resulting in a reduced level of technology spending;

·	a demand for price reductions; or an unwillingness to accept higher pricing due to various factors such as higher wage costs, higher cost of doing business;

·	a change in outsourcing strategy by moving more work to the client’s in-house technology departments or to our competitors;

·	the replacement by our clients of existing software with packaged software supported by licensors;

·	mergers and acquisitions;

·	consolidation of technology spending by a client, whether arising out of mergers and acquisitions, or otherwise; and

·	sudden ramp-downs in projects due to an uncertain economic environment.

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

We generally provide payment terms ranging from 30 to 60 days. As a result, we generate significant accounts receivable from sales to our customers, representing approximately 78% of current assets as of December 31, 2018 and approximately 60% of current assets as of December 31, 2017. Accounts receivable from sales to customers were $7.9 million as of December 31, 2018 and $8.8 million as of December,31 2017. As of December 31, 2018, the largest amount owed by a single customer was approximately 13% of total accounts receivable. As of December 31, 2018, we had no allowance for doubtful accounts. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.

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

We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

An increase in the level of indebtedness, if any, could, among other things:

●	make it difficult for us to obtain financing in the future for acquisitions, working capital, capital expenditures, debt service requirements or other purposes;

●	limit our flexibility in planning for or reacting to changes in our business;

●	limit our ability to pay dividends;

●	make us more vulnerable in the event of a downturn in our business; and

●	affect certain financial covenants with which we must comply in connection with our credit facilities.

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

As of December 31, 2018, we had approximately $4 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

On January 23, 2019, certain subsidiaries of the Company, including Ameri100 Arizona LLC, Ameri100 Georgia, Inc., Ameri100 California, Inc. and Ameri and Partners, Inc., as borrowers (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Loan Agreement”), with North Mill Capital LLC, as lender (the “Lender”). The Loan Agreement has an initial term of two years from the closing date, with renewal thereafter if Lender, at its option, agrees in writing to extend the term for additional one year periods (the “Term”). The Loan Agreement is collateralized by a first-priority security interest in all of the assets of Borrower. In addition, (i) pursuant to a Corporate Guaranty entered into by the Company in favor of the Lender (the “Corporate Guaranty”), the Company has guaranteed the Borrower’s obligations under the Credit Facility and (ii) pursuant to a Security Agreement entered into between the Company and Lender (the “Security Agreement”), the Company granted a first-priority security interest in all of its assets to Lender.

The Borrowers received an initial advance on January 23, 2019 in an amount of approximately $2.85 million (the “Initial Advance”). Borrowings under the Credit Facility accrue interest at the prime rate (as designated by Wells Fargo Bank, National Association) plus one and three quarters percentage points (1.75%), but in no event shall the interest rate be less than seven and one-quarter percent (7.25%). Notwithstanding anything to the contrary contained in the Loan Documents, the minimum monthly interest payable by Borrower on the Advances (as defined in the Loan Agreement) in any month shall be calculated based on an average Daily Balance (as defined in the Loan Agreement) of Two Million Dollars ($2,000,000) for such month.  For the first year of the Term, Borrower shall pay to Lender a facility fee equal to $50,000, due in equal monthly installments, with additional facility fees due to Lender in the event borrowings exceed certain thresholds and with additional facility fees due and payable in later years or upon later milestones. In addition, Borrower shall pay to Lender a monthly fee (the “Servicing Fee”) in an amount equal to one-eighth percent (.125%) of the average Daily Balance (as defined in the Loan Agreement) during each month on or before the first day of each calendar month during the Term.

The Company used approximately $2.75 million of the Initial Advance to repay all of its outstanding obligations under the Credit Facility. Upon payment, the Company’s obligations under the Credit Facility were terminated.

Borrower also agreed to certain negative covenants in the Loan Agreement, including that they will not, without the prior written consent of Lender, enter into any extraordinary transactions, dispose of assets, merge, acquire, or consolidate with or into any other business organization or restructure.

If an Event of Default (as defined in the Loan Agreement) occurs, Lender may, among other things, (i) declare all obligations immediately due and payable in full; (ii) cease advancing money or extending credit to or for the benefit of Borrower; and/or (iii) terminate the Loan Agreement as to any future liability or obligation of Lender, without affecting Lender’s right to repayment of all obligations and Lender’s security interests.

In addition, as of December 31, 2018, we have an outstanding aggregate of $1.25 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

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

Our level of indebtedness and the operating restrictions imposed by such indebtedness may make it difficult to service our debt and may adversely affect our ability to obtain additional financing, use operating cash flow in other areas of our business or otherwise adversely affect our operations.

Risks Relating to Our Securities

Our stock price may be volatile, which could result in substantial losses for investors.

The market price of our common stock may be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	technological innovations or new products and services by us or our competitors;

●	additions or departures of key personnel;

●	sales of our common stock, including management shares;

●	limited availability of freely-tradable “unrestricted” shares of our common stock to satisfy purchase orders and demand;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors;

●	our ability to manage the costs of maintaining adequate internal financial controls and procedures in connection with the acquisition of additional businesses; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Our common stock could be subject to delisting from NASDAQ.

On December 10, 2018, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq letter had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, the Company has been provided an initial period of 180 calendar days, or until June 10, 2019 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, unless the Staff exercises its discretion to extend such 10-day period, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed. If the Company does not regain compliance by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify for such additional compliance period, the Company would have to meet the continued listing requirements of the NASDAQ Capital Market, except for the Minimum Bid Price Requirement, and the Company would need to provide written notice of its intention to cure the deficiency during the additional compliance period. If the Company is not eligible for the additional compliance period or it appears to the Staff that the Company will not be able to cure the deficiency or if the Staff exercises its discretion to not provide such additional compliance period, the Staff will provide written notice to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Certain of our stockholders currently hold shares which are subject to restrictive legends that may be eligible for removal, and if such stockholders complete the process for removal of an applicable restrictive legend, their shares will become freely tradeable.  In addition, over 27.2 million shares are issuable upon exercise of options and warrants , settlement of restricted stock units and conversion of the 2017 Notes. Pursuant to an effective registration statement, 1,000,000 shares issuable upon exercise of outstanding warrants are freely tradeable unless they are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act. If any options are exercised, restricted stock units are settled or the 2017 Notes are converted, the shares issued upon such exercise, settlement or conversion (as applicable) will also be restricted, but may be sold under Rule 144 after the shares have been held for six months. Sales under Rule 144 may be subject to volume limitations and other conditions.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. We currently have 420,720 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock Certificate of Designation provides for (a) the payment in-kind in additional shares of Series A Preferred of dividends for all dividend periods from April 1, 2018 through March 31, 2020 at a rate of 2% per annum of the liquidation preference (the “Adjusted Rate”); and, commencing April 1, 2020, we will pay cash dividends per share at a rate per annum equal to the Adjusted Rate multiplied by the liquidation preference; provided, however, dividends for periods ending after April 1, 2020 may be paid at the election of the Company’s board of directors in-kind through the issuance of additional shares of Series A Preferred for up to four dividend periods in any consecutive 36-month period, determined on a rolling basis. Our Series A Preferred Stock gives its holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

A small number of our stockholders, and their respective affiliates, collectively, control the majority of our voting securities. Accordingly, such stockholders, and their respective affiliates, will have significant influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

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

If the benefits of any proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, stock price and the value of our warrants.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis, and we are required to make internal annual assessments of our internal control over financial reporting pursuant to Section 404. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we no longer qualify as an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

The Company’s certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

Our amended and restated bylaws designate courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our amended and restated bylaws provide that, unless we consent to an alternative forum, the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the Superior Court of the State of Delaware, or, if such other court does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, or the Company’s certificate of incorporation or the bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in approximately 3,269 square feet of office space in Suwanee, Georgia and is situated within an office that also serves as the principal office of Ameri Georgia. We currently pay rent of $4,419 per month for our principal office. We also lease administrative, marketing and support facilities totaling approximately 17,000 square feet in Atlanta, Georgia; Folsom, California and Chandler, Arizona in the U.S. and Chennai, Mumbai, Noida and Bangalore, India. Most of our lease commitments end by 2020. We believe our present facilities are suitable and adequate for our current operating needs.

ITEM 3. LEGAL PROCEEDINGS

On May 1, 2018, MACT Holdings LLC, one of the former members of our subsidiary, Ameri Arizona, filed suit against us in the United States District Court for the Southern District of New York seeking damages in an amount equal to such former member’s portion of accrued but unpaid earn-out payments of approximately $236,950 in respect of the 2017 earn-out period, plus attorneys’ fees and expenses. All such amounts had been paid as of August 3, 2018. Such former member also asserted that he had elected to receive cash instead of stock consideration of 560,000 shares of common stock issued to him on July 30, 2018, and the Company has entered into a settlement agreement on February 4, 2019, in which the Company will pay an amount of $200,000 to such member in four equal monthly installments starting from February 2019 and ending in May 2019, which settles such dispute in its entirety.

Other than the above, we are not currently a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our shares of common stock trade on The Nasdaq Capital Market under the ticker symbol “AMRH.” .

Holders

As of March 1, 2019, we had 568 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

Recent Sales of Unregistered Securities

2018 Issuances

On February 8, 2018, we issued 95,000 shares of our common stock to the former sole member of Virtuoso as payment of certain earn-out payments owed to him under the Virtuoso merger agreement. The former sole member of Virtuoso made representations to us regarding his knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares he received.

On July 5, 2018, we issued 51,000 restricted shares of our common stock to the two former stockholders of Bigtech software private limited as part of the total consideration for the acquisition of Bigtech. The shares were issued with a value of $1.15 per share. The former shareholders of Bigtech made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

On July 10, 2018, we issued 221,449 shares of our common stock to the former member of Ameri Arizona as partial payment of certain earn-out payments owed to them under the purchase agreement for Ameri Arizona. The shares were issued with a value of $1.07 per share. The former members of Ameri Arizona made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

On July 30, 2018, we issued 560,000 shares of our common stock to the former member of Ameri Arizona as payments owed to them under the purchase agreement for Ameri Arizona. The shares were issued with a value of $2.40 per share. The former member of Ameri Arizona made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

On October 4, 2018, we issued 72,578 restricted shares of our common stock to the two former stockholders of Bigtech software private limited as part of the earn out for the acquisition of Bigtech. The shares were issued with a value of $1.38 per share. The former shareholders of Bigtech made representations to us regarding their knowledge and experience, ability to bear economic risk and investment purpose with respect to the restricted shares they received.

On December 15, 2018, we issued 50,000 restricted shares of our common stock to the former CFO as part of the separation. The shares were issued with a value of $0.23 per share.

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

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which had been a shell company until May of 2015. On May 26, 2015, we completed a “reverse merger” transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation as our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (doing business as Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners’ former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to the Merger Agreement, and in connection with the Merger we changed our name to AMERI Holdings, Inc. Since the Merger, we have been an active holding company headquartered in Suwanee, Georgia, with offices across the United States that are supported by offices in India.

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

For the year ended December 31, 2018 and December 31, 2017, sales to five major customers accounted for approximately 39% and 43% of our total revenue, respectively. For the year ended December 31, 2018, two of our customers contributed 14% and 10% of our revenues, and for year ended December 31, 2017, one of our customer contributed 11% of our revenue.

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

We have incurred significant and recurring operational losses as a result of our ongoing acquisition strategy. We have outstanding cash payment obligations related to our past acquisitions of approximately $2.7 million. Notwithstanding our working capital constraints, we are current in all payments to all our unsecured noteholders. We are working with certain of our unsecured noteholders to negotiate payment terms until we are able to raise more capital.

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

Result of Operations

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

	Twelve Months Ended December 31,
	2018	2017

Net revenue	$42,998,280	$48,593,712
Cost of revenue	34,014,776	38,355,967
Gross profit	8,983,504	10,237,745

Operating expenses:
Selling, general and administration	10,794,822	18,510,120
Depreciation and amortization	2,903,662	3,217,191
Acquisition related expenses	333,237	481,123
Changes in estimate for consideration payable	(6,940,310)	(1,074,158)
Impairment charges on goodwill and intangible assets	9,038,553	-
Operating expenses	16,129,964	21,134,276
Operating Income (loss):	(7,146,460)	(10,896,531)

Interest expense	(729,896)	(575,039)
Other income	88,161	4,995
Change in fair value of warrant liability	(2,760,819)	-
Total other income /(expenses)	(3,402,554)	(570,044)
Income (loss) before income taxes	(10,549,014)	(11,466,575)
Income tax benefit	(6,348,502)	2,391,762
Net Income (loss)	(16,897,516)	(9,074,813)
Dividend on preferred stock	(2,583,185)	(2,089,151)
Net (loss) attributable to common stock holders	(19,480,701)	(11,163,964)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	50,122	44,301
Total comprehensive income (loss)	$(19,430,579)	(11,119,663)
Comprehensive (loss) attributable to the Company	(19,430,579)	(11,119,663)
Comprehensive (loss) attributable to the non-controlling interest	-	-
	(19,430,579)	(11,119,663)
Basic income (loss) per share	$(0.82)	$(0.75)
Diluted income (loss) per share	$(0.82)	$(0.75)

Basic weighted average number of shares	23,790,030	14,982,791
Diluted weighted average number of shares	23,790,030	14,982,791

Revenues

Revenues for the year ended December 31, 2018 decreased by $5.6 million, or 12%, as compared to the year ended December 31, 2017, mainly because we did not pursue certain low margin professional services business during the year ended December 31, 2018.

For the years ended December 31, 2018 and December 31, 2017, sales to five major customers accounted for approximately 39% and 43% of our total revenue, respectively. For the year ended December 31, 2018, two of our customers contributed 14% and 10% of our revenue, and for the year ended December 31, 2017, one of our customers contributed 11% of our revenue.

We derived most of our revenues from our customers located in North America for the years ended December 31, 2018 and December 31, 2017.

Gross Margin

Our gross margin was 21% for the year ended December 31, 2018 and December 31 2017.

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

SG&A expenses for the year ended December 31, 2018 were $10.8 million, as compared to $18.5 million for the year ended December 31, 2017.  SG&A expenses decreased by $7.7 million, of which $5.8 million was attributable to stock based compensation expense in 2017 and balance of $1.8 million is relating to the cost benefits we achieved through our restructuring done in 2017 and 2018.

Depreciation and Amortization

Depreciation and amortization expense amounted to $2.9 million for the year ended December 31, 2018, as compared to $3.2 million for the year ended December 31, 2017. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.  Our amortization schedule is as follows:

Year ending December 31,	$	Amount
2019		2,197,018
2020		2,076,018
2021		1,380,000
2022		125,000
Total		$5,778,036

Changes in Estimates

During the year ended December 30, 2018, the Company recognized a one-time non-cash gain of $6.9 million as a result of the Company’s change in estimate of its consideration payable related to its acquisition of Ameri Arizona. The Company had previously accounted for total equity consideration payable of $10.4 million, which was reduced to $3.3 million as a result of two former members of Ameri Arizona electing to receive approximately $2.5 million in cash and the issuance of equity valued at $0.8 million to the third former member Ameri Arizona who had not elected to receive cash.

Impairment on goodwill and intangibles

As a result of our annual impairment testing on goodwill and of triggering events identified with respect to certain intangible assets, we recorded impairment charges of $9.0 million with respect to the goodwill of certain of our reporting units and certain customer lists.

Operating Income (loss)

Our operating loss was $7.1 million for the year ended December 31, 2018, as compared to $10.9 million for the year ended December 31, 2017. This decrease was mainly due to the significant decrease in stock based compensation expenses and restructuring benefits.

Interest Expense

Our interest expense for the year ended December 31, 2018 was $0.7 million as compared to $0.6 million for the year ended December 31, 2017.

Changes in fair value of warrant liability

In connection with a private placement transaction during 2018 as described further below, we issued warrants that were determined to be derivative financial instruments, and accordingly require adjustments to remeasure them to fair value upon certain events as described below. During the year ended December 31, 2018, we recognized $2.8 million in changes in fair value from the initial issuance date through the end of the year.

Income Taxes

current income tax expenses for the year ended was $0.2 million for the year ended December 31, 2018 and December 31, 2017. During the year ended December 31, 2018 the company has provided a valuation allowance of $6.1 million and for the year ended December 31, 2017 the company recorded deferred tax benefit of $2.4 million.

The total tax expenses was $6.3 million and $(2.4) million for the year ended December 31, 2018 and December 31, 2017 respectively.

 Acquisition Related Expenses

We had acquisition related expenditures of $0.3 million and $0.5 million during the years ended December 31, 2018 and December 31, 2017, respectively. These expenses included legal, professional services, valuation and due diligence services and other acquisition related fees incurred in connection with our acquisitions. The decrease was due to the decline in acquisition related activities in the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Liquidity and Capital Resources

Our cash position was $1.4 million as of December 31, 2018, as compared to $4.9 million as of December 31, 2017.

Cash used for operating activities was $2.6 million during the years ended December 31, 2018 and $2.7 million during the year ended December 31, 2017.  We were able to control the level of cash used for operating activities from year to year through cost-cutting measures that reduced working capital requirements. Cash used in investing activities was $3.6 million during the year ended December 31, 2018. Cash provided by financing activities was $2.7 million during the year ended December 31, 2018 and was attributable to the sale of common stock through private placement and net bank borrowings.

Public offering and Private Placement

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

On January 24, 2018, we received confirmation from our transfer agent, Corporate Stock Transfer, Inc., which also serves as the warrant agent for the public warrant, that through such date certain holders of warrants had cumulatively exercised warrants for the purchase of a total of 153,060 shares of our common stock, at an exercise price of $4.115 per share, for gross proceeds to us of $629,841.90

On July 25, 2018, we entered into a securities purchase agreement (the “Initial Securities Purchase Agreement”) with certain institutional and accredited investors (“Initial Purchasers”) for the sale of 5,000,000 shares of our common stock (“Initial Shares”) and warrants to purchase a total of 4,000,001 shares (“Initial Warrant Shares”) of our common stock (“Initial Purchaser Warrants”) for total consideration of approximately $6,000,000 (“Initial Investment”). On July 30, 2018, we issued an aggregate of 3,250,000 of the Initial Shares to the Initial Purchasers, with the remaining Initial Shares to be issued pursuant to pre-funded Warrants, subject to adjustment.  The $6,000,000 purchase price paid by the Initial Purchasers on July 30, 2018 represents the entire purchase price for the Initial Shares and the Initial Purchaser Warrants (excluding the exercise price to be paid upon the exercise of Initial Purchaser Warrants), including upon the issuance of additional Shares (through the adjustment of a pre-funded warrant) and for additional Warrant Shares issuable upon the occurrence of certain events described below.

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

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $2,760,819 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss).

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

Liquidity Concerns

As of December 31, 2018, we had negative working capital of  $4.7 million and cash of $1.4 million. Our principal sources of cash have included bank borrowings, the private placement of shares and net bank borrowings. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

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

Under the Loan Agreement, the Borrowers could borrow up to an aggregate of $10 million The outstanding balance under the Loan Agreement as of December 31, 2018 was $4 million.

On January 23, 2019, certain subsidiaries of the Company, including Ameri100 Arizona LLC, Ameri100 Georgia, Inc., Ameri100 California, Inc. and Ameri and Partners, Inc., as borrowers (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Loan Agreement”), with North Mill Capital LLC, as lender (the “Lender”). The Loan Agreement has an initial term of two years from the closing date, with renewal thereafter if Lender, at its option, agrees in writing to extend the term for additional one year periods (the “Term”). The Loan Agreement is collateralized by a first-priority security interest in all of the assets of Borrower. In addition, (i) pursuant to a Corporate Guaranty entered into by the Company in favor of the Lender (the “Corporate Guaranty”), the Company has guaranteed the Borrower’s obligations under the Credit Facility and (ii) pursuant to a Security Agreement entered into between the Company and Lender (the “Security Agreement”), the Company granted a first-priority security interest in all of its assets to Lender.

The Borrowers received an initial advance on January 23, 2019 in an amount of approximately $2.85 million (the “Initial Advance”). Borrowings under the Credit Facility accrue interest at the prime rate (as designated by Wells Fargo Bank, National Association) plus one and three quarters percentage points (1.75%), but in no event shall the interest rate be less than seven and one-quarter percent (7.25%). Notwithstanding anything to the contrary contained in the Loan Documents, the minimum monthly interest payable by Borrower on the Advances (as defined in the Loan Agreement) in any month shall be calculated based on an average Daily Balance (as defined in the Loan Agreement) of Two Million Dollars ($2,000,000) for such month.  For the first year of the Term, Borrower shall pay to Lender a facility fee equal to $50,000, due in equal monthly installments, with additional facility fees due to Lender in the event borrowings exceed certain thresholds and with additional facility fees due and payable in later years or upon later milestones. In addition, Borrower shall pay to Lender a monthly fee (the “Servicing Fee”) in an amount equal to one-eighth percent (.125%) of the average Daily Balance (as defined in the Loan Agreement) during each month on or before the first day of each calendar month during the Term.

The Company used approximately $2.75 million of the Initial Advance to repay all of its outstanding obligations under the Sterling National bank Credit Facility. Upon payment, the Company’s obligations under the Sterling National Bank Credit Facility were terminated.

Borrower also agreed to certain negative covenants in the Loan Agreement, including that they will not, without the prior written consent of Lender, enter into any extraordinary transactions, dispose of assets, merge, acquire, or consolidate with or into any other business organization or restructure.

If an Event of Default (as defined in the Loan Agreement) occurs, Lender may, among other things, (i) declare all obligations immediately due and payable in full; (ii) cease advancing money or extending credit to or for the benefit of Borrower; and/or (iii) terminate the Loan Agreement as to any future liability or obligation of Lender, without affecting Lender’s right to repayment of all obligations and Lender’s security interests.

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

Accounts Receivable

Accounts receivable for the year ended December 31, 2018 were $7.9 million as compared to $8.9 million as on December 31, 2017.

Accounts Payable

Accounts payable for the year ended December 31, 2018 were $4.4 million as compared to $5.3 million as on December 31, 2017.

Other Accrued Expenses

Accrued expenses for the year ended December 31, 2018 were $1.7 million as compared to $2.6 as on December 31, 2017.

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

Critical Accounting Policies

Revenue Recognition. We recognize revenue in accordance with the Accounting Standard Codification 606 “Revenue Recognition.” Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller’s price to buyer is fixed and determinable, and (4) collectability is reasonably assured. We recognize revenue from information technology services as the services are provided. Service revenues are recognized based on contracted hourly rates, as services are rendered or upon completion of specified contracted services and acceptance by the customer.

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

Warrant Liability. The Company accounts for the warrants issued in connection with the July 25, 2018 Initial Securities Purchase Agreement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2018, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not yet effective as of the end of the period covered by this report as noted below in management’s report on internal control over financial reporting. This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisitions with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to rules of the SEC that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 21, 2019, the Company received a second letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) in which the Staff informed the Company that it is no longer in compliance with Nasdaq’s independent director requirements for the audit and compensation committees as set forth in Listing Rule 5605. This was due to the resignation of James Shad from the Company’s Board of Directors on February 13, 2019. The Staff advised, that consistent with Listing Rule 5605(c)(4) and 5605(d)(4), Nasdaq will provide the Company a cure period in order to regain compliance as follows: (a) until the earlier of the Company’s next annual shareholders’ meeting or February 13, 2020; or (b) if the next annual shareholders’ meeting is held before August 12, 2019, then the Company must evidence compliance no later than August 12, 2019.

Accordingly, on March 25, 2019, the Board appointed Thoranath Sukumaran to both the audit and compensation committees. The Company now believes it has regained compliance with Listing Rule 5605.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required in response to this Item is incorporated herein by reference from our proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.9
Registration Rights Agreement by and among AMERI Holdings, Inc. and each purchaser named in the signature pages thereto (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

4.10	Form of Warrant issued in July 2018 Financing (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

4.11
Form of Placement Agent Warrant issued in July 2018 Financing (filed as Exhibit 4.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

4.12
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

10.2	Form of Director Indemnification Agreement. (filed as Exhibit 10.6 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.3	Form of Option Grant Letter. (filed as Exhibit 10.7 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.4	2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.5	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 23, 2015 and incorporated herein by reference).

10.6
Securities Purchase Agreement, dated as of April 20, 2016, by and between Ameri Holdings, Inc. and Dhruwa N. Rai (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on April 21, 2016 and incorporated herein by reference).

10.7
Exchange Agreement, dated as of December 30, 2016, between Ameri Holdings, Inc. and Lone Star Value Investors, LP (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 4, 2017 and incorporated herein by reference).

10.8
Form of Securities Purchase Agreement for 2017 Notes Investors (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

10.9
Amendment to 6% Unsecured Promissory Note and Waiver Agreement, dated February 28, 2018, by and between Ameri Holdings, Inc. and Moneta Ventures Fund I, L.P. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2018 and incorporated herein by reference).

10.10
Amendment Agreement, dated as of June 22, 2018, by and between Ameri Holdings, Inc. and Lone Star Value Investors, LP. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2018 and incorporated herein by reference).

10.11
Securities Purchase Agreement dated as of July 25, 2018, by and among AMERI Holdings, Inc. and each purchaser named in the signature pages thereto (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

10.12
First Amendment to the Ameri Holdings, Inc. 2015 Equity Incentive Award Plan. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

10.13
Employment Letter, dated October 17, 2018, between Ameri and Partners Inc and Barry Kostiner (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 17, 2018 and incorporated herein by reference).

10.14
Employment Agreement between Srinidhi “Dev” Devanur and the Company, effective December 11, 2018 (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2018 and incorporated herein by reference).

10.15
Loan and Security Agreement, dated January 23, 2019, by and between (i) Ameri100 Arizona LLC, (ii) Ameri100 Georgia, Inc., (iii) Ameri100 California, Inc. and (iv) Ameri and Partners, Inc. and North Mill Capital LLC (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.16
Revolving Credit Master Promissory Note, dated January 23, 2019 (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.17
Corporate Guaranty, dated January 23, 2019, by Ameri Holdings, Inc. in favor of North Mill Capital LLC (filed as Exhibit 10.3 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.18
Security Agreement, dated January 23, 2019, by and between Ameri Holdings, Inc. and North Mill Capital LLC (filed as Exhibit 10.4 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.19	Form of Guarantor Indemnification Agreement (filed as Exhibit 10.5 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Ram Associates, CPA.

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial and Accounting Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial and Accounting Officer

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameri Holdings, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Ram Associates

We have served as the Company’s auditor since 2015.

Hamilton, NJ

March 25, 2019.

AMERI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,371,331	$4,882,084
Accounts receivable	7,871,422	8,838,453
Other current assets	818,600	924,266
Total current assets	10,061,353	14,644,803
Other assets:
Property and equipment, net	58,892	95,048
Intangible assets, net	5,778,036	9,469.703
Goodwill	13,729,770	21,898,323
Deferred income tax assets, net	9,399	6,088,751
Total other assets	19,576,097	37,551,825
Total assets	$29,637,450	$52,196,628

Liabilities
Current liabilities:
Line of credit	$3,950,681	$4,053,318
Accounts payable	4,377,794	5,324,872
Other accrued expenses	1,697,636	2,582,661
Current portion - long-term notes	6,450	749,551
Convertible notes	1,250,000	-
Consideration payable – cash	2,696,000	5,509,427
Consideration payable – equity	605,223	12,148,053
Dividend payable – Preferred stock	105,181	-
Total current liabilities	14,688,965	30,367,882
Long-term liabilities:
Convertible notes	-	1,250,000
Long term notes – net of current portion	-	1,130,563
Warrant liability	4,189,388	-
Total long-term liabilities	4,189,388	2,380,563
Total liabilities	18,878,353	32,748,445

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 420,720 and 405,395 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	4,207	4,054
Common stock, $0.01 par value; 100,000,000 shares authorized, 42,329,121 and 18,162,723 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	423,290	181,625
Additional paid-in capital	44,722,856	34,223,181
Accumulated deficit	(34,478,253)	(14,997,552)
Accumulated other comprehensive income (loss)	86,997	36,875
Total stockholders’ equity	10,759,097	19,448,183
Total liabilities and stockholders’ equity	$29,637,450	$52,196,628

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2018	2017

Net revenue	$42,998,280	$48,593,712
Cost of revenue	34,014,776	38,355,967
Gross profit	8,983,504	10,237,745

Operating expenses:
Selling, general and administration	10,794,822	18,510,120
Depreciation and amortization	2,903,662	3,217,191
Acquisition related expenses	333,237	481,123
Changes in estimate for consideration payable	(6,940,310)	(1,074,158)
Impairment charges on goodwill and intangible assets	9,038,553	-
Operating expenses	16,129,964	21,134,276
Operating Income (loss):	(7,146,460)	(10,896,531)

Interest expense	(729,896)	(575,039)
Other income	88,161	4,995
Change in fair value of warrant liability	(2,760,819)	-
Total other income /(expenses)	(3,402,554)	(570,044)
Income (loss) before income taxes	(10,549,014)	(11,466,575)
Income tax benefit	(6,348,502)	2,391,762
Net Income (loss)	(16,897,516)	(9,074,813)
Dividend on preferred stock	(2,583,185)	(2,089,151)
Net (loss) attributable to common stock holders	(19,480,701)	(11,163,964)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	50,122	44,301
Total comprehensive income (loss)	$(19,430,579)	(11,119,663)
Comprehensive (loss) attributable to the Company	(19,430,579)	(11,119,663)
Comprehensive (loss) attributable to the non-controlling interest	-	-
	(19,430,579)	(11,119,663)
Basic income (loss) per share	$(0.82)	$(0.75)
Diluted income (loss) per share	$(0.82)	$(0.75)

Basic weighted average number of shares	23,790,030	14,982,791
Diluted weighted average number of shares	23,790,030	14,982,791

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2018

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional Paid-in Capital	Foreign Currency Translation Reserve	Retained Earnings	Non- Controlling Interests	Total stockholders’ Equity

Balance at December 31, 2016	13,885,972	$138,860	363,611	$3,636	$15,358,839	$-7,426	$-3,833,588	$3,382	$11,663,703

Shares issued against services	33,333	333			216,665				216,998
Shares issued as acquisition consideration (ATCG)	576,923	5,769			3,773,077				3,778,846
Stock options and RSU expense					4,275,855				4,275,855
Exercise and acceleration of RSU’s	446,509	4,464			-4,464				-
Bonus shares issued to employees and Directors	198,600	1,986			512,888				514,874
Shares Issued towards earn-outs	340,549	3,405			955,611				959,016
Cashless exercise of warrants	1,205,837	12,058			2,158,448				2,170,506
Public offering of shares	1,475,000	14,750			4,868,532				4,883,282
Public offering of warrants					15,618				15,618
Shares issued against preference dividend			41,784	418	2,088,730				2,089,148
Non-controlling interest					3,382			-3,382	-
Accumulated other comprehensive income (loss)						44,301			44,301
Net (loss)							-11,163,964	-	-11,163,964

Balance at Dec 31, 2017	18,162,723	$181,625	405,395	$4,054	$34,223,181	$36,875	$-14,997,552	$-	$19,448,183
Shares issued towards private placement	3,250,000	32,500			4,218,760				4,251,260
Exercise of warrants	19,537,156	195,372			510,894				706,266
Shares Issued towards earn-outs	672,370	6,724			1,241,350				1,248,074
Compensation to Directors	96,872	969			-969				-
Compensation on seperation	50,000	500			11,000				11,500
Stock options and RSU expense					1,239,989				1,239,989
Preference dividend (LSV)					1,711,796				1,711,796
Shares issued against preference dividend			15,325	153	766,055				766,208
Shares issued as acquisition consideration	560,000	5,600			800,800				806,400
Other comprehensive income (loss)						50,122			50,122
Net(Loss)							(19,480,701)		(19,480,701)

Balance at Dec 31, 2018	42,329,121	$423,290	420,720	$4,207	$44,722,856	$86,997	$(34,478,253)	$-	$10,759,097

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017
Cash flow from operating activities
Net income/(loss)	(16,897,516)	(9,074,813)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	2,903,662	3,217,191
Impairment charges on goodwill and Intangible assets	9,038,553
Changes in fair value of warrants	2,760,819	-
Changes in estimate of consideration payable	(6,940,310)	(1,074,158)
Stock, option, restricted stock unit and warrant expense	1,251,488	7,078,230
Deferred income taxes	6,348,502	(2,391,762)
Loss on sale of fixed assets	(2,139)	-
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	967,031	(778,543)
Other current assets	105,666	(382,029)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,101,251)	665,090
Net cash provided by (used in) operating activities	(2,565,495)	(2,740,794)
Cash flow from investing activities
Purchase of fixed assets	6,421	(4,840)
Acquisition consideration	(3,645,667)	(165,020)
Investments	-
Net cash used in investing activities	(3,639,246)	(169,860)
Cash flow from financing activities
Proceeds from (payment of) bank loan and convertible notes, net	(1,976,299)	2,152,975
Non Controlling Interest - Net Income		-
Contingent consideration for acquisitions	(1,657,667)	(639,024)
Proceeds from issuance of common shares, net	6,327,954	4,898,900
Net cash provided by financing activities	2,693,988	6,412,851
Net increase (decrease) in cash and cash equivalents	(3,510,753)	3,502,197
Cash and cash equivalents as at beginning of the period	4,882,084	1,379,887
Cash at the end of the period	1,371,331	4,882,084
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$571,628	$450,920
Taxes	$-	$-

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

NOTE 1.	DESCRIPTION OF BUSINESS:

AMERI Holdings, Inc. (“AMERI”, the “Company”, “we” or “our”) is a fast-growing company that, through the operations of its eleven subsidiaries, provides SAP TM cloud and digital enterprise services to clients worldwide. Headquartered in Suwanee, Georgia, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology. The Company earns almost all of its revenue from North America. The Company takes the position that all of its businesses operate as a single segment.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in the accompanying consolidated financial statements.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during those reporting periods. Actual results could differ from those estimates.

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

If our initial estimates of the resources required or the scope of work to be performed on a contract are inaccurate, or we do not manage the project properly within the planned time period, a provision for estimated losses on incomplete projects may be made. Any known or probable losses on projects are charged to operations in the period in which such losses are determined. A formal project review process takes place quarterly, although projects are continuously evaluated throughout the period. Management reviews the estimated total direct costs on each contract to determine if the estimated amounts are accurate, and estimates are adjusted as needed in the period identified. No losses were recognized on contracts during the period ended December 31, 2018.

Accounts Receivable. We extend credit to clients based upon management’s assessment of their credit-worthiness on an unsecured basis. We provide an allowance for uncollectible accounts based on historical experience and management evaluation of trend analysis. We include any balances that are determined to be uncollectible in allowance for doubtful accounts.

Warrant Liability. The Company accounts for the warrants issued in connection with the July 25, 2018 Initial Securities Purchase Agreement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price.

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

Goodwill and Intangible Assets. We evaluate goodwill and intangible assets for impairment at least annually, or as circumstances warrant. Goodwill is evaluated at the reporting unit level by comparing the fair value of the reporting unit with its carrying amount. For purchased intangible assets, if our annual qualitative assessment indicates possible impairment, we test the assets for impairment by comparing the fair value of such assets to their carrying value. In determining the fair value, we utilize various estimates and assumptions, including discount rates and projections of future cash flows. If an impairment is indicated, a write down to the implied fair value of goodwill or fair value of intangible asset is recorded.

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

Comprehensive Income (Loss). Our comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred, or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing.” The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. The company has implemented the above standard.

NOTE 3.	EQUITY TRANSACTIONS:

2017 Public Offering

On November 21, 2017, we completed an underwritten public offering of 1,475,000 shares of our common stock, at a price of $4.115 per share, and warrants to purchase up to an aggregate of 1,475,000 shares of our common stock, at a price of $0.01 per warrant. The warrants have a per share exercise price of $4.115, were exercisable as of November 21, 2017 and expire five years from that date. The gross proceeds to us from this offering were approximately $6,084,375, before deducting underwriting discounts and commissions and other estimated offering expenses.  In connection with the offering, we up listed our common stock from the OTCQB Marketplace to trading on The Nasdaq Capital Market under the ticker symbol “AMRH”, and we listed the publicly offered warrants for trading on The Nasdaq Capital Market under the ticker symbol “AMRHW”.

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

2018 Private Offering

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

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $2,760,819 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss).

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

2018 Preferred Stock Amendment

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

The Amendment Warrants are only exercisable for cash, with an exercise price of $1.50 per share, for five years from the date of issuance. In the event that the closing price of our common stock is $2.00 or higher for ten trading days out of a fifteen consecutive trading day period, the Company shall have the option, in its sole discretion, to elect to accelerate the termination date of the Amendment Warrants to such date that is 30 days (or more, in the Company’s sole discretion) following the date of such election. Following such accelerated termination date, any unexercised Amendment Warrants shall automatically be canceled without any further obligations on the part of the Company or the holders of such Amendment Warrants. The Amendment Warrants were valued utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,712,000 was reflected within stockholders’ equity as a dividend paid to the Series A Preferred stockholders and also reflected as an adjustment to income available to common stockholders for calculation of net income (loss) per common share for year ended December 31, 2018.

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

(b)
Warrants for the purchase of 51,000 shares of our common stock (valued at approximately $250,000 based on the $6.51 closing price of our common stock on the closing date of the acquisition), with such warrants exercisable for two years. The former shareholders of Bigtech exercised such warrants in full and were issued shares of common stock as of July 5, 2018; and

(c)
$255,000 payable in cash earn-outs to the sellers of Bigtech, if Bigtech achieved certain pre-determined revenue and EBITDA targets in 2017 and 2018. On October 4, 2018, we issued an aggregate of 72,570 shares of common stock to the former shareholders of Bigtech in satisfaction of an earn-out owed to them. As of October 4, 2018, we had resolved all remaining payments under the Bigtech purchase agreement and we have no further payment obligations pursuant thereto.

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

The total purchase price of $15.8 million was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. In August 2018, the Company resolved the payment of all earn-out payments to the former members of Ameri Arizona pursuant to the Ameri Arizona membership interest purchase agreement, and the Company has no further payment obligations with respect to any Ameri Arizona earn-out. As of July 29, 2018, two former members of Ameri Arizona properly elected to receive an aggregate of $2,496,000 in cash in lieu of stock and such payment was due on or about September 28, 2018.  The Company has not yet paid such cash payments (which represent deferred purchase price for Ameri Arizona) and company has negotiated for deferred payment terms with the two former members of Ameri Arizona who elected such cash payments. On July 30, 2018, we issued 560,000 shares of common stock to the remaining former member of Ameri Arizona who had not elected to receive cash in lieu of stock. Such former member has asserted that he had properly elected to receive cash instead of stock prior to the deadline for such election. the Company has entered into a settlement agreement on February 4 2019, in which the Company will pay an amount of $200,000 to such member in four equal monthly installments starting from February 2019 and ending in May 2019, which settles such dispute in its entirety.

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

As of the date of this report the Company owed an aggregate of $3,301,223 in consideration, including contingent consideration payable, for its acquisitions. Such consideration payable consists of $2,696,000 in cash obligations and $605,223 worth of common stock to be issued in future periods.

NOTE 5.	INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $2.9 million and $3.2 million during the years ended December 31, 2018 and December 31, 2017, respectively. This amortization expense relates to customer lists which expire through 2022.

During the year ended December 31, 2018, we determined, based upon the results of our annual goodwill impairment testing as further described in Note 6, that a triggering event had occurred with respect to certain customer lists contained in the reporting units where goodwill impairment was determined to have occurred, and recorded an impairment charge of $0.9 million. The determination of the fair value of intangible assets requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 16. There were no triggering events during the year ended December 31, 2017.

Components of intangible assets were as follows, as of December 31:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$13,563,414	7,793,414	5,770,000	13,563,414	4,206,811	9,356,603
Software	$425,064	417,028	8,036	425,064	311,964	113,100

Total intangible assets:	$13,988,478	8,210,442	5,778,036	13,988,478	4,518,775	9,469,703

Our future amortization schedule is as follows:

Year ending December 31,	$	Amount
2019		2,197,018
2020		2,076,018
2021		1,380,000
2022		125,000
Total		$5,778,036

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price of an acquisition over the fair value of the net assets acquired in the businesses combination.  Our goodwill was comprised of the following amounts for each of our acquisitions which we have deemed to be separate reporting units for purposes of evaluating our goodwill for impairment:

	December 31, 2018	December 31, 2017
Virtuoso	$-	$939,881
Ameri Arizona	5,450,000	10,416,000
Bigtech	-	314,554
Ameri Consulting Service Pvt. Ltd.	-	1,948,118
Ameri Georgia	3,470,522	3,470,522
Ameri California	4,809,248	4,809,248
Total	$13,729,770	$21,898,323

During the year ended December 31, 2018, as a result of performing our annual impairment testing, we determined that impairment existed on certain of our reporting units and recorded impairment charges amounting to $8.2 million as a result of our impairment testing.  The full goodwill impairment on Virtuoso, Bigtech and Ameri Consulting Service Pvt. Ltd, and the partial goodwill impairment on Ameri Arizona were primarily driven by declines in estimated future cash flows to be generated by the reporting units as these reporting units that have experienced declining cash flows that what were expected at the time of each acquisition. The determination of the fair value of a reporting unit requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 16. There was no impairment charges reflected during the year ended December 31, 2017. There were no other changes to the carrying value of goodwill during the year ended December 31, 2018. During the year ended December 31, 2017, as a result of the acquisition of Ameri California as described in Note 4, we recorded $4.8 million of goodwill.

NOTE 7.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the “Plan”). The Plan allows for the issuance of up to 4,000,000 shares of our common stock for award grants. The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. We granted options to purchase 1,862,000 shares of our common stock, 141,872 restricted stock units (“RSUs”), pursuant to the Plan with respect to the twelve months ended December 31, 2018.

Total share-based compensation expense for the years ended December 31, 2018 and December 31, 2017 was $1.2 million and $7.1 million, respectively. The unamortized share based compensation expenses is $0.6 million which will be amortized by end of 2021.

NOTE 8.	EQUITY COMPENSATION PLANS:

The following table sets forth information regarding our equity compensation plans as of December 31, 2018:

	Options		RSUs	Shares of Stock
	No. of Options	Weighted Average Price	No of RSUs	No of Shares	Weighted Average Price	Total
Equity compensation plan total shares				-	-	2,000,000
Granted	150,000	2.67	83,189	-	-	233,189
Cancelled/expired	-	-	-	-	-	-
Balance outstanding as at December 31, 2015	150,000	2.67	83,189	-	-	-
Balance available under the plan as at December 31, 2015	-	-	-	-	-	1,766,811
Granted	975,700	6.79	507,680	-	-	1,483,380
Cancelled/expired	(160,000)	5.41	-	-	-	160,000
Balance outstanding as at December 31, 2016	965,700	6.38	590,869	-	-
Balance available under the plan as at December 31, 2016	-	-	-	-	-	443,431
Granted	285,000	5.62	76,121	198,600	2.58	559,721
Cancelled/Expired	(90,400)	6.54	(190,827)	-	-	281,227
Balance outstanding as at December 31, 2017	1,160,300	6.10	476,163	198,600	2.58
Balance available under the plan as at December 31, 2017	-	-	-	-	-	164,937
New pool added						2,000,000
Granted	1,862,000	1.47	141,872			2,003,872
Cancelled/expired	(851,800)	6	(39,987)			891,787
Balance available under the plan as at December 31, 2018						1,052,852

The company issued and valued options using the Black-Scholes model for all 2018 issuances with the following significant assumptions –

•	Expected term of 3 years.

•	Expected volatility of 111.8%.

•	Risk-free interest rate of 2.37%.

•	Expected dividend yield of 0%.

The company issued and valued options using the Black-Scholes model for all 2017 issuances with the following significant assumptions –

•	Expected term of 3.25 years.

•	Expected volatility of 111.8%.

•	Risk-free interest rate of 0.57%.

•	Expected dividend yield of 0%.

NOTE 9.	WARRANTS:

Below is a table summarizing the Company’s outstanding warrants for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average, Exercise Price	Weighted Average, Remaining term
Warrants Outstanding at December 31, 2014	-	-	-
Granted	2,777,777	1.80	4.41
Exercised	-	-	-
Warrants Outstanding at December 31, 2015	2,777,777	1.80	4.41
Granted	1,000,000	6.00	-
Exercised	111,111	1.80	-
Warrants Outstanding at December 31, 2016	2,666,666	1.80	3.90
Granted	1,475,000	4.125
Exercised	1,666,666	1.80
Warrants Outstanding at December 31, 2017	2,475,000	4.88	3.14
Granted	42,052,752	0.18
Exercised	19,486,156	0.03
Warrants Outstanding at December 31, 2018	25,041,596	0.75	3.46

NOTE 10.	EARNINGS / (LOSS) PER SHARE:

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if outstanding stock options, warrants, restricted stock units and outstanding shares to be awarded to satisfy contingent consideration for the business combinations described in Note 4 (collectively, the “Equity Awards”) were exercised and issued. The second approach, the if converted method, reflects the potential dilution of the Equity Awards, the 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) described in Note 11 being exchanged for common stock. Under this method, interest expense, net of tax, if any, associated with the 2017 Notes, up through redemption, is added back to net income attributable to common stockholders and the shares outstanding are increased by the underlying 2017 Notes are considered to be issued.

For the twelve months ended December 31, 2018 and 2017, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(19,480,701)	(11,163,964)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(19,480,701)	(11,163,964)
Interest expense on 2017 Notes, net of taxes	-	-
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(19,480,701)	(11,163,964)
Denominator for weighted average common shares outstanding:
Basic shares	23,790,030	14,982,791
Dilutive effect of Equity Awards	-
Dilutive effect of 2017 Notes	-	-
Diluted shares	23,790,030	14,982,791

Income (loss) per share – basic:	$(0.82)	(0.75)
Income (loss) per share – diluted:	$(0.82)	(0.75)

NOTE 11.	DEBT:

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

The principal amount of the Term Loan will be repaid as follows: (i) equal consecutive monthly installments in the amount of $33,333.33 each, paid on the first day of each calendar month and (ii) one final payment of the entire remaining principal balance, together with all accrued unpaid interest on the Term Loan maturity date. During the year we repaid the term loan.

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

 The outstanding balance of the Revolving Loans as of December 31, 2018 was $4 million.

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

Short-term Debt:

The following summarizes our short-term debt balances as of December 31:

	2018	2017
Notes outstanding under revolving credit facility	$3,950,681	$4,053,318
Convertible note	1,250,000	-
Term loan - current maturities	6,450	749,551
Total short-term debt	$5,207,131	$4,802,869

Long-term Debt:

The following summarizes our long-term debt balances as of December 31:

	2018	2017

Term loan, due 2019	$6,450	$1,880,114
Less: Current maturities	6,450	749,551
Long-term debt, net of current maturities	$-	$1,130,563

NOTE 12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expense and other liabilities as of December 31, 2018 and December 31, 2017 consisted of the following:

	2018	2017
Salaries, commissions and other benefits payable	$950,257	$1,156,601
Professional and legal fees payable	109,246	329,332
Interest payable	172,466	262,520
Taxes Payable	182,298	446,694
Other liabilities	283,369	387,514
TOTAL	$1,697,636	$2,582,661

NOTE 13.	EMPLOYEE BENEFIT PLAN:

The Company has a 401(k)-tax deferred savings plan (the “401(k) Plan”) that is available to all employees who satisfy certain minimum hour requirements each year. The Company matches 100% of the first 3% of a participant’s salary contributed under the 401(k) Plan and 50% on the next 2% of each participant’s salary contributed under the 401(k).

NOTE 14.	INCOME TAXES:

The provision for income taxes consists of the following components for the years ended December 31:

	2018	2017
Current:
Federal and state	$125,356	$63,577
Foreign	109,917	144,452
Total current provision/(benefit)	235,273	208,029)
Deferred:
Federal and state	-	(2,599,791)
Foreign	24,478	-
Valuation allowance	6,088,751	-
Total deferred expense (benefit)	6,113,229	(2,599,791)

Total income tax expense (benefit)	$6,348,502	$(2,391,762)

The company has provided for a current tax expense of $0.2 million each for the year ended December 31, 2018  and December 31, 2017. The reported tax benefits for the years ended December 31, 2018 and December 31, 2017 are based upon an estimated annual effective tax rate of 21% for all such periods. The effective tax rates reflected our combined federal and state income tax rates, the impact of providing for a valuation allowance during the year ended December 31, 2018, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and the impact of the Tax Cuts and Jobs Act of 2017.

Tax Cuts and Jobs Act of 2017

The Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21% effective for January 1, 2018, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.

Valuation Allowance on Deferred Tax Assets

Deferred tax assets refer to assets that are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets in essence represent future savings of taxes that would otherwise be paid in cash. The realization of the deferred tax assets is dependent upon the generation of sufficient future taxable income, including capital gains. If it is determined that the deferred tax assets cannot be realized, a valuation allowance must be established, with a corresponding charge to earnings in the period that the valuation allowance is established or adjusted for.

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

Based on actual results for fiscal 2018 and the Company’s current forecast for fiscal 2019 the Company is in a three year cumulative loss position at December 31, 2018, and it expects to continue to be in a cumulative pretax loss position as of December 31, 2019. Management evaluated available positive evidence along with available negative evidence, including revenue declines during the year ended December 31, 2018, impairment charges recorded on certain goodwill and intangible assets due to declining projections of future operating results from certain of our acquisitions along with short term liquidity matters. After weighing both the positive and negative evidence, management concluded that the Company’s deferred tax assets are not more likely-than-not realizable. Accordingly, the Company recorded a full valuation allowance of $6.1 million against its remaining deferred tax assets at December 31, 2018. The Company will continue to assess its ability to utilize its net operating loss carryforwards and the realizability of its deferred tax assets.

Unrecognized Tax Benefits

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2018, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2019.

NOTE 15.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company’s principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2016 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $0.26 million and $0.34 million for the twelve months ended December 31, 2018 and December 31, 2017, respectively.

The future minimum rental payments under these lease agreements are as follows:

Years ending December 31,
2019	157,789
2020	18,754
Total	$176,543

NOTE 16.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2018:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				4,189,388	4,189,388
Contingent consideration	-	-		605,223	605,223
Total	-	-		$4,794,611	$4,794,611

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Cash equivalents:	$-	$-	$-	$-
Contingent consideration	-	-	3,374,660	3,374,660
Total	-	-	$3,374,660	$3,374,660

The following table presents the change in level 3 instruments:

Closing balance December 31st 2017	3,374,660
Additions during the period	$4,189,388
Paid/settlements	(2,769,437)
Total gains recognized in Statement of Operations	-
Closing balance December 31st 2018	$4,794,611

Contingent consideration pertaining to the acquisitions referred to in Note 4 above as of December 31, 2018 has been classified under Level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

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

No financial instruments were transferred into or out of Level 3 classification during the years ended December 31, 2018 and 2017.

NOTE 17.	SUBSEQUENT EVENTS:

On January 23, 2019, certain subsidiaries of Ameri Holdings, Inc. (the “Company”), including Ameri100 Arizona LLC, an Arizona limited liability company, Ameri100 Georgia, Inc., a Georgia corporation, Ameri100 California, Inc., a Delaware corporation and Ameri and Partners, Inc., a Delaware corporation, as borrowers (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Loan Agreement”),  with North Mill Capital LLC, as lender (the “Lender”). The Loan Agreement has an initial term of two years from the closing date, with renewal thereafter if Lender, at its option, agrees in writing to extend the term for additional one year periods (the “Term”). The Loan Agreement is collateralized by a first-priority security interest in all of the assets of Borrower. In addition, (i) pursuant to a Corporate Guaranty entered into by the Company in favor of the Lender (the “Corporate Guaranty”), the Company will guarantee the Borrower’s obligations under the Credit Facility and (ii) pursuant to a Security Agreement entered into between the Company and Lender (the “Security Agreement”), the Company granted a first-priority security interest in all of its assets to Lender.

Borrower may request advances under the Credit Facility in an amount up to, so long as Dilution (as defined in the Loan Agreement) is equal to or less than one and one-half percent (1.5%) of the sum of (i) ninety percent (90%) of the aggregate outstanding amount of Eligible Accounts (as defined in the Loan Agreement) plus  (ii) (x) eighty percent (80%) of the aggregate amount of the Eligible Unbilled Accounts (as defined in the Loan Agreement) or (y) One Million Dollars ($1,000,000), whichever is less; minus  the Payroll Reserve (as defined in the Loan Agreement); provided , however , that in no event shall the maximum aggregate principal amount outstanding under the Loan Agreement exceed Ten Million Dollars ($10,000,000). The Borrowers received an initial advance on January 23, 2019 in an amount of approximately $2.85 million (the “Initial Advance”).

Borrowings under the Credit Facility will accrue interest at the prime rate (as designated by Wells Fargo Bank, National Association) plus one and three quarters percentage points (1.75%), but in no event shall the interest rate be less than seven and one-quarter percent (7.25%). Notwithstanding anything to the contrary contained in the Loan Documents, the minimum monthly interest payable by Borrower on the Advances (as defined in the Loan Agreement) in any month shall be calculated based on an average Daily Balance (as defined in the Loan Agreement) of Two Million Dollars ($2,000,000) for such month.  For the first year of the Term, Borrower shall pay to Lender a facility fee equal to $50,000, due in equal monthly installments, with additional facility fees due to Lender in the event borrowings exceed certain thresholds and with additional facility fees due and payable in later years or upon later milestones. In addition, Borrower shall pay to Lender a monthly fee (the “Servicing Fee”) in an amount equal to one-eighth percent (.125%) of the average Daily Balance (as defined in the Loan Agreement) during each month on or before the first day of each calendar month during the Term.

Borrower also agreed to certain negative covenants in the Loan Agreement, including that they will not, without the prior written consent of Lender, enter into any extraordinary transactions, dispose of assets, merge, acquire, or consolidate with or into any other business organization or restructure.

If an Event of Default (as defined in the Loan Agreement) occurs, Lender may, among other things, (i) declare all obligations immediately due and payable in full; (ii) cease advancing money or extending credit to or for the benefit of Borrower; and/or (iii) terminate the Loan Agreement as to any future liability or obligation of Lender, without affecting Lender’s right to repayment of all obligations and Lender’s security interests.

In March 2019, we received gross proceeds of approximately $1.5 million upon the exercise of 4,699,312 series A warrants for purchase of common stock.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2019.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint jointly and severally, Brent Kelton and Barry Kostiner, or either of them, with full power of substitution and full power to act without the other, his or her true and lawful attorney-in-fact and agent to act for him or her in his or her name, place and stead, in any and all capacities, to sign any or all amendments thereto (including without limitation any post-effective amendments hereto), and any Registration Statement for the same offering that is to be effective under Rule 462(b) of the Securities Act, and to file each of the same, with all exhibits thereto, and other documents in connection therewith or herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they, he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Srinidhi Devanur	Chairman of the Board and Director	March 25, 2019
Srinidhi Devanur

/s/ Brent Kelton	Chief Executive Officer	March 25, 2019
Brent Kelton

/s/ Barry Kostiner	Chief Financial Officer	March 25, 2019
Barry Kostiner

/s/ David Luci	Director	March 25, 2019
David Luci

/s/ Dimitrios Angelis	Director	March 25, 2019
Dimitrios Angelis

/s/ Thoranath Sukumaran	Director	March 25, 2019
Thoranath Sukumaran