Form 10-K/A
period 2018-12-31
AMERI Holdings, Inc.
filed 2019-04-30
CIK 890821

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On April 22, 2019, the registrant had 50,486,653 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERI HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2018

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the Securities and Exchange Commission (“SEC”) on March 26, 2019 (the “Original Form 10-K”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names and ages of our current executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Srinidhi “Dev” Devanur	53	Executive Chairman of the Board and Director
Brent Kelton	48	Chief Executive Officer
Barry Kostiner	48	Chief Financial Officer
Dimitrios J. Angelis	49	Director
Thoranath Sukumaran	67	Director
Carmo Martella	52	Director

Srinidhi “Dev” Devanur became our Executive Vice Chairman and a member of our Board in May 2015. He became our Executive Chairman in December 2018. Srinidhi “Dev” Devanur is the founder of Ameri and Partners on the representative on the Board. He is a seasoned technology entrepreneur who has more than 20 years of experience in the IT services industry with a specialization in sales and resource management. He has built businesses from ground up and has successfully executed acquisitions, mergers and corporate investments. He has managed the sales function by working closely with various Fortune 500 customers in the United States and India to sell software solutions, support and staff augmentation related services. Srinidhi “Dev” Devanur co-founded Ivega Company in 1997, an international niche IT consulting company with special focus on financial services which merged with TCG in 2004, creating a 1,000+ person focused differentiator in the IT consulting space. Following this, he founded SaintLife Bio-pharma Pvt. Ltd., which was acquired by a Nasdaq listed company. Srinidhi “Dev” Devanur has a bachelor’s degree in electrical engineering from the University of Bangalore, India and has also attended a Certificate program in Strategic Sales Management at the University of Chicago Booth School of Business.

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

Barry Kostiner became our Chief Financial Officer in October 2018. Prior to joining Ameri, Mr. Kostiner served as an advisor on capital markets and business development to LinKay Technologies, Inc. a company specializing in artificial intelligence technologies, which Mr. Kostiner joined in April 2017. From November 2017 to October 2018, Mr. Kostiner also served as a consultant on data analytics and mergers and acquisition strategy to Cypress Skilled Nursing, a skilled nursing services company. From January 2011 to October 2018, Mr. Kostiner served as a principal at Three Pillars Energy, a consulting company. From June 2013 to March 2015, he was a portfolio manager with Platinum Management, a multi-strategy hedge fund. Mr. Kostiner holds a bachelor of science degree in electrical engineering and a master of science degree in operations research from the Massachusetts Institute of Technology.

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

Thoranath Sukumaran became a member of our Board in December 2018. Mr. Sukumaran has been the President of Oakwood Strategy Consulting, Inc, a consulting firm based in New Jersey, focusing on providing strategy and advisory services to middle market companies since 2012. He has held no directorships over the past five years. Prior to Oakwood, Mr. Sukumaran was a Senior Vice President at Morgan Stanley in New York. Prior to that, he had held senior positions in wealth management and corporate banking with Smith Barney and American Express Bank. Mr. Sukumaran has a Master’s Degree in Economics from Kerala University in India. Mr. Sukumaran is active in numerous Indo-US trade associations and is the past President of the US-India American Chamber of Commerce, a trade group focusing on Indo-US cross border trade and investment activities of middle market companies.

Carmo Martella became a member of our Board in April 2018. Mr. Martella previously served as Chief Technology Officer of MedData from January 2017 through January 2019. Prior to MedData, he was a Senior Director for Amtrak from August 2014 through January 2017. Prior to that he held positions at Broto Legal (2013-2014) and IBM (1999-2013). He received his B.A. in education from Illinois College and his MA-ABD from the University of Illinois at Springfield.

Our previous President and Chief Executive Officer, Giri Devanur, departed from our company on December 26, 2017 to pursue new opportunities. Our current Chief Executive Officer, Brent Kelton, was appointed effective as of the same date.

Our prior Chief Financial Officer, Viraj Patel, was appointed effective April 24, 2017. Effective October 17, 2018, Mr. Patel, resigned from his position with the Company; however, Mr. Patel continued to provide transition services to the Company for an additional sixty days.

All directors hold office until the expiration of their term at each year's annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the Board.

Code of Business Conduct and Ethics

We have established a Code of Ethics and Business Conduct and a Code of Ethics for our Chief Executive Officer and Senior Financial Officers (the “Ethics Codes”) that apply to our officers, directors, employees and contractors. The Ethics Codes contain general guidelines for conducting our business consistent with the highest standards of business ethics and compliance with applicable law, and is intended to qualify as “codes of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. Day-to-day compliance with the Ethics Codes is overseen by the Company compliance officer appointed by our Board of Directors. If we make any amendments to the Ethics Codes or grant any waiver from a provision of the Ethics Codes to any director or executive officer, we will promptly disclose the nature of the amendment or waiver on the “Investors” section of the Company’s website (www.ameri100.com) under the tab “Corporate Governance.”

Corporate Governance Documents Available Online

Our corporate governance documents, including the Audit Committee charter, Compensation Committee charter, Nominations and Corporate Governance Committee charter and Ethics Codes, are available free of charge on the “Investors” section of our website (www.ameri100.com) under the tab “Corporate Governance”. Information contained on our website is not incorporated by reference in, or considered part of, this Annual Report. Stockholders may also request paper copies of these documents free of charge upon written request to Investor Relations, Ameri Holdings, Inc., 5000 Research Court, Suite 750, Suwanee, Georgia, 30024.

Corporate Governance

Our Board of Directors currently has three standing committees. The current members of our committees are identified below:

Committees
Director	Audit	Compensation	Nominations and Corporate Governance
Dimitrios J. Angelis	X	X	X
Thoranath Sukumaran	X	X
Carmo Martella	X
Srinidhi "Dev" Devanur

Audit Committee. The Audit Committee consists of Messrs. Angelis, Sukumaran and Martella. The Audit Committee held 4 meetings during the year ended December 31, 2018. All members of the Audit Committee (i) are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) have not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) are able to read and understand fundamental financial statements. Mr. Angelis qualifies as an “Audit Committee financial expert” as defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by our Board of Directors. The functions of the Audit Committee include, among other things:

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

Compensation Committee. The Compensation Committee consists of Messrs. Angelis and Sukumaran. The Compensation Committee held 2 meetings during the year ended December 31, 2018. Messrs. Angelis and Sukumaran are independent, as determined under the various NASDAQ Stock Market, SEC and Internal Revenue Service qualification requirements. The Compensation Committee is governed by a written charter approved by our Board of Directors. The charter of the Compensation Committee permits the Compensation Committee to engage outside consultants and to consult with our human resources department when appropriate to assist in carrying out its responsibilities. Compensation consultants have not been engaged by the Company to recommend or assist in determining the amount or form of compensation for any current executive officers or directors of the Company. The Committee may also obtain advice and assistance from internal or external legal, accounting, or other advisers selected by the Committee. The functions of the Compensation Committee include, among other things:

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

Corporate Governance Committee. The Nominations and Corporate Governance Committee consists of Mr. Angelis. The Nominations and Corporate Governance Committee held 2 meetings during the year ended December 31, 2018. Mr. Angelis is an independent director (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). The Nominations and Corporate Governance Committee is governed by a written charter approved by our Board of Directors. The functions of the Nominations and Corporate Governance Committee include, among other things:

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

Communications with our Board of Directors

Any stockholder may send correspondence to our Board of Directors c/o Corporate Secretary, Ameri Holdings, Inc., 5000 Research Court, Suite 750, Suwanee, Georgia, 30024. Our Corporate Secretary will review all correspondence addressed to our Board of Directors, or any individual director, and forward all such communications to our Board of Directors or the appropriate director prior to the next regularly scheduled meeting of our Board of Directors following the receipt of the communication, unless the corporate secretary decides the communication is more suitably directed to Company management and forwards the communication to Company management. Our Corporate Secretary will summarize all stockholder correspondence directed to our Board of Directors that is not forwarded to our Board of Directors and will make such correspondence available to our Board of Directors for its review at the request of any member of our Board of Directors.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is currently indebted to us.

Certain Legal Proceedings

Lone Star Value Management LLC, Mr. Eberwein (our former Chairman) and a third-party unrelated to the Company are each subject to a SEC administrative order, dated February 14, 2017 (Securities Exchange Act Release No. 80038), relating to alleged violations of Section 13(d) of the Exchange Act and the rules promulgated thereunder, including failing to disclose the members of a stockholder group, and further allegations that Mr. Eberwein violated Section 16(a) of the Exchange Act and the rules promulgated thereunder, including failing to timely file initial statements of beneficial ownership on Form 3 and changes thereto on Form 4. Without admitting or denying any violations, (i) Lone Star Value Management agreed to cease and desist from committing or causing any violations of Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder, and paid a civil penalty of $120,000 to the SEC and (ii) Mr. Eberwein and the unrelated third-party agreed to cease and desist from committing or causing any violations of (x) Section 13(d) of the Exchange Act and Rules 13d-1 and 13d-2 promulgated thereunder and (y) Section 16(a) of the Exchange Act and Rules 16a-2 and 16a-3 promulgated thereunder, and each paid a civil penalty to the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our equity securities to file reports of ownership and changes in ownership of our securities (Forms 3, 4 and 5) with the SEC. To the best of our knowledge, based solely on a review of the Section 16(a) reports and written statements from executive officers and directors, for the year ended December 31, 2018, all required reports of executive officers, directors and holders of more than 10% of our equity securities were filed on time.

Family Relationships

There are no family relationships among our directors and executive officers.

Item 11.	Executive Compensation

Role and Authority of Compensation Committee

The Compensation Committee currently consists of Messrs. Angelis and Sukumaran. Messrs. Angelis and Sukumaran are each a “non-employee director” within the meaning of Rule 16b-3 under the Securities and Exchange Act of 1934 and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code. Messrs. Angelis and Sukumaran and satisfy the independence requirements imposed by the NASDAQ Stock Market.

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

Base Salary. The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary, and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of his or her sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on our business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace..

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

401(k) and Other Benefits. During 2018, our executive officers were eligible to receive certain benefits generally available to all our employees on the same terms, including medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational and employee assistance, paid-time-off, and certain other benefits. During 2015, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation. During 2018, under the 401(k) Plan, at the Company’s discretion, all employees were eligible to receive matching contributions from Ameri of (i) 100% of their first 3% of employee contributions and (ii) 50% of the next 2% of employee contributions up to an aggregate maximum of $10,600 per employee, per year, subject to vesting provisions.

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

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2018 and December 31, 2017 by our Chief Executive Officer and our two other most highly compensated executive officers (our “Named Executive Officers”) who were employed by us during such years.

Name & Principal Position	Transition Period or Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brent Kelton(1) Chief Executive Officer	12/31/2018 12/31/2017	250,000 121,500	100,000 50,000	— —	— —	— —	— —	— —	350,000 171,500
Viraj Patel(2) Former Chief Financial Officer	12/31/2018 12/31/2017	204,621 137,222	— —	— —	— —	— —	— —	— —	204,621 137,222
Giri Devanur(3) Former President and Chief Executive Officer	12/31/2018 12/31/2017	220,000 220,000	25,000	— —	— —	— —	— —	— —	220,000 245,000
Srinidhi (Dev) Devanur Executive Chairman	12/31/2018 12/31/2017	250,000 100,000	— —	— —	— —	— —	— —	— —	250,000 100,000

(1)	Brent Kelton was appointed as our Chief Executive Officer effective December 26, 2017.

(2)	Viraj Patel was appointed as our Chief Financial Officer effective April 24, 2017 and he has served as CFO until December 15, 2018.

(3)
Giri Devanur’s employment with the Company terminated on December 26, 2017. The Company agreed to pay Mr. Devanur severance of $220,000, his annual salary at the time of departure in accordance with the terms of his employment agreement, over a period of one year and a lump sum of $25,000 in exchange for his release of the Company from all claims he or his heirs, executors and assigns ever had or may have against the Company, its officers, directors, employees, stockholders or any of one of them by reason of any actual or alleged act, omission, transaction, practice, conduct, occurrence, or other matter.

Grants of Plan-Based Awards

On September 12, 2018 we granted 250,000 options to purchase 250,000 shares of our common stock to certain employees and directors. On October 17, 2018, we granted 150,000 options to purchase 150,000 shares of our common stock to certain employees and directors.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2018, there were no outstanding equity incentive awards held by any of our named executive officers pursuant to our equity incentive plan.

Employment Agreements; Potential Payments Upon Termination or Change of Control Under Employment Agreements

In connection with the appointment of Mr. Devanur as Executive Chairman, the Company and Mr. Devanur entered into an amended and restated employment agreement (the “Employment Agreement”), pursuant to which the Company agreed to pay Mr. Devanur a base salary of $250,000 per year. The term of the Employment Agreement is initially for three years. Additionally, Mr. Devanur shall be eligible to earn a bonus of up to 100% of his base salary upon the achievement of pre-established performance targets set by the Board.

On October 17, 2018, pursuant to an employment letter (the “Employment Letter”), Mr. Kostiner will receive an annual base salary of $200,000 and be eligible for bonus payments of up to an aggregate of $50,000 as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. Additionally, Mr. Kostiner received an option to purchase 150,000 shares of common stock with an exercise price based on the closing price of the Company’s common stock on the grant date and expiring on the fifth anniversary of the grant date. The option vests in thirds on each of the first through third anniversaries of October 17, 2018, the grant date.

Mr. Kostiner’s Employment Letter has a term lasting through December 31, 2019, subject to automatic one-year renewals thereafter, unless the Company or Mr. Kostiner delivers written notice of non-renewal to the other party at least 60 days prior to the relevant renewal date. In addition, the Employment Letter is subject to early termination by him or the Company in accordance with the terms of the Employment Letter. The Employment Letter also contains covenants restricting Mr. Kostiner from soliciting the Company’s employees or customers for a period of two years after the termination of Mr. Kostiner’s employment with the Company, and prohibiting him from disclosure of confidential information regarding the Company at any time.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On April 20, 2015, our Board and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the “Plan”) and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 4,000,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2018, restricted stock units for the issuance of 141,872 shares of common stock and options to purchase 670,000 shares of our common stock had been granted and were outstanding. The Board of Directors adopted the Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

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

The following table sets forth information regarding our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,748,548	$1.17	1,052,852
Warrants and options issued outside of our equity compensation plan			—
Total	2,748,548	$1.17	1.052,852

DIRECTOR COMPENSATION

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

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards	RSU & Option Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)

Srinidhi “Dev” Devanur	-	-	-	-	-
Dimitrios J. Angelis(1)	-	-	70,408	-	70,408
Dr. Arthur M. Langer(2)	-	-	48,495	-	48,495
Dhruwa N. Rai (3)	-	-	39,867	-	39,867
James Shad(4)		-	14,300	-	14,300
David Luci(5)	-	-	21,450	-	21,450
Thoranath Sukumaran	-	-	-	-	-
TOTAL	-	-	194,520	-	194,250

(1)	Includes 27,386 RSUs granted on multiple dates during 2018 Valued at an average $2.57 per share for a total of $70,408.

(2)	Resigned on May 7, 2018. Includes 15,061 RSUs granted on multiple dates during 2018 valued at an average $3.25 per share for a total of $48,945.

(3)	Resigned on February 12, 2018. Includes 12,061 RSUs granted on multiple dates during 2018 valued at an average $3.16 per share for a total of $39,867.

(4)	Resigned on February 13, 2019. Includes 10,000 RSUs granted on August 20, 2018 valued at $1.43 per share for a total of $14,300.

(5)	Appointed on February 8, 2018. Resigned on March 28, 2019. Includes 15,000 RSUs granted on August 20, 2018 valued at $1.43 per share for a total of $21,450.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 22, 2019 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Ameri Holdings, Inc., 5000 Research Court, Suite 750, Suwanee, Georgia, 30024.

Percentage of beneficial ownership in the table below is calculated based on 50,486,653 shares of common stock outstanding as of April 22, 2019. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of April 22, 2019. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Executive Officers and Directors:

Srinidhi “Dev” Devanur	6,276,375	12.43%
Brent Kelton (5)	93,276	*
Barry Kostiner	-	-
Dimitrios J. Angelis (6)	65,990	*
Thoranath Sukumaran	-	-
Carmo Martella	-	-
All executive officers and directors as a group (6 persons)	6,435,641	12.74%

5% Stockholders:
Lone Star Value Management, LLC(2)(3)(4)	4,216,974	8.35%
Anson Funds Management LP(7)	4,877,350	9.66%
Hudson Bay Capital Management (8)	4,395,951	8.70%

*	Less than one percent of outstanding shares.

(1)	Unless otherwise indicated, the address of each person or entity is c/o AMERI Holdings, Inc., 5000 Research Court, Suite 750, Suwanee, Georgia, 30024.

(2)
Includes (A) (i) 2,972,592 shares of common stock and (ii) 1,100,000 shares of common stock reserved for issuance upon the exercise of warrants, in each case held of record by LSVI, (B) 13,910 shares of common stock held of record by Lone Star Value Co-Invest I, LP (“Co-Invest”) and (C) 47,164 shares of common stock held of record by Jeffrey E. Eberwein, our former Chairman. Lone Star Value Investors GP, LLC (“Lone Star Value GP”), the general partner of LSVI, Co-Invest and Lone Star Value Management, the investment manager of LSVI, may be deemed to beneficially own the 4,133,666 shares held by LSVI and Co-Invest. Jeffrey E. Eberwein is the managing member of Lone Star Value GP and may be deemed to beneficially own the 3,882,696 shares held by LSVI and Co-Invest. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Eberwein, LSVI, Co-Invest, Lone Star Value GP and Lone Star Value Management is 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870.

(3)
Includes 83,308 shares held in an account separately managed by Lone Star Value Management. Lone Star Value Management, as the investment manager of the separately managed account, may be deemed to beneficially own the 83,308 shares held in the separately managed account; and Jeffrey Eberwein, our former Chairman, as the sole member of Lone Star Value Management may be deemed to beneficially own the shares held in the separately managed account. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)
As of April 26, 2019, we had 405,395 shares of Series A Preferred Stock issued and outstanding. As of such date, LSVI held 405,395 shares of our Series A Preferred Stock, representing 100% of the issued and outstanding shares of the Series A Preferred Stock. Jeffrey E. Eberwein as the managing member of Lone Star Value GP may be deemed to beneficially own the 405,395 shares of Series A Preferred Stock held by LSVI. Mr. Eberwein disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Eberwein, LSVI and Lone Star Value GP is 53 Forest Avenue, 1st Floor, Old Greenwich, CT 06870.

(5)	Consists of 93,276 shares of common stock and 250,000 warrants.

(6)	Consists of 40,990 shares of common stock and 25,000 shares of common stock issuable upon exercise of options exercisable within 60 days.

(7)
Based on information provided in the Schedule 13G/A filed on February 14, 2019. Anson Advisors Inc. and Anson Funds Management LP, the Co-Investment Advisers of Anson Investments Master Fund LP (“Anson”), hold voting and dispositive power over the securities held by Anson. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these shares of common stock except to the extent of their pecuniary interest therein. The principal business address of Anson is 5950 Berkshire Lane, Suite 210, Dallas, Texas 75225. Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to Anson and may direct the vote and disposition of the 4,877,350 shares of Common Stock held by the Fund. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the 4,877,350 shares of Common Stock held by Anson. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Winson may direct the vote and disposition of the 4,877,350 shares of Common Stock held by Anson. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of the 4,877,350 shares of Common Stock held by Anson.

(8)
Based on information provided in the Schedule 13G filed on February 1, 2019. Includes 4,395,951 shares of Common Stock issuable upon exercise of warrants, which warrants are subject to a 9.99% beneficial ownership blocker. Hudson Bay Capital Management, L.P. (“Hudson Bay”), which serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the securities reported are held, may be deemed to be the beneficial owner of all shares of common stock of the Company held by Hudson Bay Master Fund Ltd. Mr. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay. Mr. Gerber disclaims beneficial ownership of these securities. The address for Hudson Bay and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, New York 10017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following represent transactions or series of similar transactions, since January 1, 2017 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of our average total assets at year end for the last two completed fiscal years, and in which any of our director, executive officer, holder of more than 5% of our capital stock, promotor or certain control person or any member of their immediate family had or will have a direct or indirect material interest.

Lone Star Value

On May 26, 2015, we issued a 5% Unsecured Convertible Note due May 26, 2017, in the principal amount of $5,000,000 (the “Convertible Note”) bearing interest at 5% per annum, maturing on May 26, 2017 and at a conversion price of $1.80 per share, or an aggregate of 2,777,778 shares of common stock, together with a warrant to purchase shares of our common stock (the “Original Warrant”) to purchase up to 2,777,777 shares of our common stock, at an exercise price equal to $1.80 per share, in a private placement (the “Private Placement”) to Lone Star Value Investors, LP (“LSVI”), one of our significant stockholders and an entity controlled by our former Chairman, Jeffrey Eberwein, pursuant to the terms of a Securities Purchase Agreement, dated as of May 26, 2015. In connection with the Private Placement, LSVI was granted the right to designate three of our directors.

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

On December 30, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with LSVI, pursuant to which the Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company’s Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. As a result of the exchange transaction, no principal or interest remained outstanding or payable under the Convertible Note and the Convertible Note was no longer convertible into shares of common stock of the Company. The Company issued 57,107 shares of Series A Preferred Stock to LSVI  during 2017 and the first three quarters of 2018. The Company is yet to issue the payments of a dividend on shares of Series A preferred Stock for the fourth quarter of 2018, which amounts to 2,104 shares.

On September 26, 2017, LSVI completed a cashless exercise of the full Replacement Warrant, of which there was a total of 1,666,666 shares of common stock underlying, in exchange for the issuance of 1,205,837 shares of our common stock.

2017 Notes Transaction

On March 7, 2017, we completed the sale and issuance of $1,250,000 in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018 but no longer serves as a director as of the date hereof. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

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

The 2017 Notes rank junior to our secured credit facility with North Mill Capital LLC. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock.

Director Independence

Our Board of Directors has determined that all directors, except for Srinidhi Devanur, our Executive Chairman, are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Related Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” below. The independent directors meet as often as necessary to fulfill their responsibilities, including meeting at least twice annually in executive session without the presence of non-independent directors and management.

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

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2018 and the year ended December 31, 2017. The below fees were paid to the firm Ram Associates. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

Type of Fees	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees	$70,000	$75,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	29,500
Total	$70,000	$104,500

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2018 and 2017 and reviews of quarterly consolidated financial statements.

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

The audit committee has considered the services provided by RAM Associates as disclosed above in the captions “audit fees” and “all other fees” and has concluded that such services are compatible with the independence of RAM Associates as our principal accountant.

Our Board has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERI HOLDINGS, INC. (Registrant)

Date:	April 30, 2019	By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer

EXHIBIT INDEX

Ex. #	Description

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer