Form 10-Q
period 2019-03-31
AMERI Holdings, Inc.
filed 2019-05-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Research Court, Suite 750, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (770) 935-4152

Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company☑

Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock $0.01 par value per share	AMRH	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	AMRHW	The NASDAQ Stock Market LLC

As of May 3, 2019, 50,317,688 shares of the registrant's common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,723,097	$1,371,331
Accounts receivable	8,900,167	7,871,422
Other current assets	835,551	818,600
Total current assets	11,458,815	10,061,353
Other assets:
Property and equipment, net	57,589	58,892
Intangible assets, net	5,230,245	5,778,036
Goodwill	13,729,770	13,729,770
Deferred income tax assets, net	30,807	9,399
Total other assets	19,048,411	19,576,097
Total assets	$30,507,226	$29,637,450

Liabilities
Current liabilities:
Line of credit	$4,187,359	$3,950,681
Accounts payable	5,079,016	4,377,794
Other accrued expenses	1,631,981	1,697,636
Current portion - long-term notes	-	6,450
Convertible notes	1,000,000	1,250,000
Consideration payable – cash	2,596,000	2,696,000
Consideration payable – equity	-	605,223
Dividend payable – Preferred stock	210,886	105,181
Total current liabilities	14,705,242	14,688,965
Long-term liabilities:
Warrant liability	4,639,655	4,189,388
Total long-term liabilities	4,639,655	4,189,388
Total liabilities	19,344,897	18,878,353

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 420,720 issued and outstanding as of March 31, 2019 and December 31, 2018.	4,207	4,207
Common stock, $0.01 par value; 100,000,000 shares authorized, 50,317,688 and 42,329,121 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	503,176	423,290
Additional paid-in capital	46,993,165	44,722,856
Accumulated deficit	(36,443,930)	(34,478,253)
Accumulated other comprehensive income (loss)	105,711	86,997
Total stockholders' equity	11,162,329	10,759,097
Total liabilities and stockholders' equity	$30,507,226	$29,637,450

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenue	$10,686,196	$11,063,010
Cost of revenue	8,546,232	8,720,125
Gross profit	2,139,964	2,342,885

Operating expenses
Selling, general and administration	2,877,309	2,878,942
Acquisition related expenses	-	10,000
Depreciation and amortization	561,017	820,736
Operating expenses	3,438,326	3,709,678
Operating (loss)	(1,298,362)	(1,366,793)
Interest expenses	(142,554)	(211,159)
Changes in fair value of warrant liability	(450,267)
Others, net	-	6,199
Total other income (expenses)	(592,821)	(204,960)
(Loss) before income taxes	(1,891,183)	(1,571,753)
Tax benefit / (provision)	31,211	-
(Loss) after income taxes	(1,859,972)	(1,571,753)
Dividend on preferred stock	(105,705)	(557,417)
Net (loss) attributable to common stock holders	(1,965,677)	(2,129,170)
Other comprehensive income (loss), net of tax
Foreign exchange translation	18,714	29,791
Comprehensive (loss)	$(1,946,963)	$(2,099,379)

Basic income (loss) per share	$(0.04)	$(0.11)
Diluted income (loss) per share	$(0.04)	$(0.11)

Basic weighted average number of common shares outstanding	45,185,080	18,654,197
Diluted weighted average number of common shares outstanding	45,185,080	18,654,197

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March-31
	2019	2018
Cash flow from operating activities
Net Income (loss)	(1,946,963)	(2,099,379)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	561,017	820,736
Impairment on goodwill and Intangible assets
Provision for Preference dividend	105,705	557,417
Changes in fair value of warrants	450,267
Changes in estimate of contingent consideration
Stock, option, restricted stock unit and warrant expense	277,377	297,814
Foreign exchange translation adjustment	18,715	29,791
Provision for Income taxes ( net off deferred income taxes)	(31,211)	-
Loss on sale of fixed assets
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(1,028,745)	380,826
Other current assets	(16,951)	(31,134)
Increase (decrease) in:
Accounts payable and accrued expenses	626,655	(415,635)
Net cash provided by (used in) operating activities	(984,134)	(459,564)
Cash flow from investing activities
Purchase of fixed assets	(11,923)	-
Acquisition consideration	(100,000)	(1,069,259)
Investments	-	-
Net cash used in investing activities	(111,923)	(1,069,259)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	(19,772)	(1,233,407)
Non Controlling Interest - Net Income
Contingent consideration for acquisitions	-	(975,438)
Proceeds from issuance of common shares, net	1,467,595	619,032
Net cash provided by financing activities	1,447,823	(1,589,813)
Net increase (decrease) in cash and cash equivalents	351,766	(3,118,636)
Cash and cash equivalents as at beginning of the period	1,371,331	4,882,084
Cash at the end of the period	1,723,097	1,763,448

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total stockholders' equity
Balance at Dec 31, 2017	18,162,723	$181,625	405,395	$4,054	$34,223,181	$36,875	$(14,997,552)	$19,448,183
Net Loss for the period							(2,129,170)	(2,129,170)
Other comprehensive income (loss)						29,791		29,791
Warrants conversion to shares	153,060	1,531			617,503			619,034
Shares Issued as consideration for acquisition of Subsidiary (ATCG)	283,343	2,833			602,390			605,223
Shares Issued towards earnout (Virtuoso)	95,000	950			304,950			305,900
Stock, Option, RSU and Warrant Expense					297,814			297,814
Compensation to Directors	96,872	969			(969)			-
								-
Balance at Mar 31, 2018	18,790,998	$187,908	405,395	$4,054	$36,044,869	$66,666	$(17,126,722)	$19,176,775

Balance at Dec 31, 2018	42,329,121	$423,290	420,720	$4,207	$44,722,856	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period							(1,965,677)	(1,965,677)
Other comprehensive income (loss)						18,714		18,714
Shares Issued towards earnouts	3,289,255	32,893			572,330			605,223
Exercise of Warrants (PIPE series A)	4,699,312	46,993			1,420,602			1,467,595
Stock Compensation expenses					277,377			277,377
								-
Balance at Mar 31, 2019	50,317,688	$503,176	420,720	$4,207	$46,993,165	$105,711	$(36,443,930)	$11,162,329

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

NOTE 1.	DESCRIPTION OF BUSINESS:

AMERI Holdings, Inc. (“AMERI”, the “Company”, “we” or “our”) is a company that, through the operations of its eleven subsidiaries, provides SAP TM cloud and digital enterprise services to clients worldwide. Headquartered in Suwanee, Georgia, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology. The Company earns almost all of its revenue from North America. The Company takes the position that all of its businesses operate as a single segment.

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

The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Recent Accounting Pronouncements

New Standards to Be Implemented

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

Standards Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2018. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. The Company has adopted this new standard during the current quarter. The Company does not expect the requirement to recognize a right-of-use asset and a lease liability for operating leases to have a material impact on the presentation of its consolidated statements of financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The company has implemented the above standard effective from Quarter 3 of 2018 and has made the respective disclosures in Statement of Cash Flow.

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

Acquisition of Ameri Arizona

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C. (“Ameri Arizona”), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, Ameri Arizona, all of the members of Ameri Arizona, Giri Devanur and Srinidhi “Dev” Devanur, our former President and Chief Executive Officer and current Executive Chairman, respectively. In July 2017, the name of DC&M Partners, L.L.C. was changed to Ameri100 Arizona LLC. Ameri Arizona is an SAP consulting company headquartered in Chandler, Arizona. Ameri Arizona provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products.

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

The total purchase price of $15.8 million was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. In August 2018, the Company resolved the payment of all earn-out payments to the former members of Ameri Arizona pursuant to the Ameri Arizona membership interest purchase agreement, and the Company has no further payment obligations with respect to any Ameri Arizona earn-out. As of July 29, 2018, two former members of Ameri Arizona properly elected to receive an aggregate of $2,496,000 in cash in lieu of stock and such payment was due on or about September 28, 2018.  The Company has not yet paid such cash payments (which represent deferred purchase price for Ameri Arizona) and company has negotiated for deferred payment terms with the two former members of Ameri Arizona who elected such cash payments. On July 30, 2018, we issued 560,000 shares of common stock to the remaining former member of Ameri Arizona who had not elected to receive cash in lieu of stock. Such former member has asserted that he had properly elected to receive cash instead of stock prior to the deadline for such election. The Company has entered into a settlement agreement, dated February 4, 2019, in which the Company will pay an amount of $200,000 to such member in four equal monthly installments starting from February 2019 and ending in May 2019, which settles such dispute in its entirety.

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

The aggregate purchase price for the acquisition of Ameri California was $8.8 million, consisting of:

(a)	576,923 shares of our common stock, valued at approximately $3.8 million based on the closing price of our common stock on the closing date of the acquisition;

(b)
Unsecured promissory notes issued to certain of Ameri California’s selling stockholders for the aggregate amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018);

(c)
Earn-out payments in shares of our common stock (up to an aggregate value of $1.2 million worth of shares) to be paid, if earned, in each of 2018 and 2019 based on certain revenue and earnings before interest taxes, depreciation and amortization (“EBITDA”) targets as specified in the purchase agreement. We have determined that the earn-out targets for each year have been fully achieved, and 283,344 shares of common stock were issued in 2018 in respect of the 2017 earn-out period and $605,000 worth of common stock was issued in January 2019 in respect of the 2018 earn-out period; and

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

Presented below is the summary of the foregoing acquisitions:

Allocation of purchase price in millions of U.S. dollars
Asset Component	Ameri Georgia	Bigtech	Virtuoso	Ameri Arizona	Ameri California
Intangible Assets	1.8	0.6	0.9	5.4	3.8
Goodwill	3.5	0.3	0.9	10.4	5.0
Working Capital
Current Assets
Cash	1.4	-	-	-	-
Accounts Receivable	5.6	-	-	-	-
Other Assets	0.2	-	-	-	-
	7.3	-	-	-	-
Current Liabilities
Accounts Payable	1.3	-	-	-	-
Accrued Expenses & Other Current Liabilities	1.3	-	-	-	-
	2.7	-	-	-	-
Net Working Capital Acquired	4.6	-	-	-	-

Total Purchase Price	9.9	0.9	1.8	15.8	8.8

As of the date of this report the Company owed an aggregate of $2,596,000 in consideration payable by cash.

NOTE 4.	REVENUE RECOGNITION:

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

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $0.6 million and 0.8 million for the three months ended March 31, 2019 and March 31, 2018 respectively. This amortization expense relates to customer lists which expire through 2022.

During the year ended December 31, 2018, we determined, based upon the results of our annual goodwill impairment testing as further described in Note 6, that a triggering event had occurred with respect to certain customer lists contained in the reporting units where goodwill impairment was determined to have occurred, and recorded an impairment charge of $0.9 million. The determination of the fair value of intangible assets requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 12.

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $13.7 million as of March 31, 2019 and December 31, 2018.

As per Company policy, goodwill impairment tests are conducted on an annual basis and any impairment is reflected in the Company’s Statements of Operations.

During the year ended December 31, 2018, as a result of performing our annual impairment testing, we determined that impairment existed on certain of our reporting units and recorded impairment charges amounting to $8.2 million as a result of our impairment testing.  The full goodwill impairment on Virtuoso, Bigtech and Ameri Consulting Service Pvt. Ltd, and the partial goodwill impairment on Ameri Arizona were primarily driven by declines in estimated future cash flows to be generated by the reporting units as these reporting units that have experienced declining cash flows that what were expected at the time of each acquisition. The determination of the fair value of a reporting unit requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 12.

NOTE 7.	EARNINGS (LOSS) PER SHARE:

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if outstanding stock options, warrants, restricted stock units and outstanding shares to be awarded to satisfy contingent consideration for the business combinations (collectively, the “Equity Awards”) were exercised and issued. The second approach, the if converted method, reflects the potential dilution of the Equity Awards, the 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) described in Note 10 being exchanged for common stock. Under this method, interest expense, net of tax, if any, associated with the 2017 Notes, up through redemption, is added back to net income attributable to common stockholders and the shares outstanding are increased by the underlying 2017 Notes are considered to be issued.

For the three months ended March 31, 2019 and 2018, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(1,965,677)	(2,129,170)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(1,965,677)	(2,129,170)
Interest expense on 2017 Notes, net of taxes	-	-
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(1,965,677)	(2,129,170)
Denominator for weighted average common shares outstanding:
Basic shares	45,185,080	18,654,197
Dilutive effect of Equity Awards	-
Dilutive effect of 2017 Notes	-	-
Diluted shares	45,185,080	18,654,197

Income (loss) per share – basic:	$(0.04)	(0.11)
Income (loss) per share – diluted:	$(0.04)	(0.11)

NOTE 8.	OTHER ITEMS:

During the quarter ended March 31 2019, the Company has not granted any restricted stock units and stock options to purchase Company’s common stock to key employees or directors out of Company’s 2015 Equity Incentive Award Plan. The company has took charge of  $0.3 million as stock compensation expenses for the three months ended March 31 2019 and March 31 2018.

NOTE 9.	BANK DEBT:

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

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of March 31, 2019, all interest payments due on the 2017 Notes have been paid in full.

During this first quarter of 2019 the company repaid $0.25 million towards 2017 notes.

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

Operating Leases

The Company's principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2019 and 2021. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $70,219 and $73,310 for the three months ended March 31, 2019 and 2018, respectively.

Year ending December 31,	Amount
2019	125,176
2020	18,204
Total	$143,380

NOTE 12.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2019:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				4,639,655	4,639,655
Contingent consideration	-	-		-	-
Total	-	-		$4,639,655	$4,639,655

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2018:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				4,189,388	4,189,388
Contingent consideration	-	-		605,223	605,223
Total	-	-		$4,794,611	$4,794,611

The following table presents the change in level 3 instruments:

Closing balance December 31st 2018	4,794,611
Additions during the period	$450,267
Paid/settlements	(605,223)
Total gains recognized in Statement of Operations	-
Closing balance March 31st 2019	$4,639,655

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

No financial instruments were transferred into or out of Level 3 classification during the period ended March 31 2019 and year ended December 31, 2018.

NOTE 13.	PRIVATE OFFERING:

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

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $2,760,819 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss) during the year ended December 31 2018. For March 31 2019, the Purchaser Warrants were reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $450,267 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2018. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements" included elsewhere herein.

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

For the three months ended March 31, 2019 and March 31, 2018, sales to five major customers accounted for 42% and 39% of our total revenue, respectively. One of our customers contributed 13% of our revenue for the three months ended March 31, 2019 and two of our customers has contributed 13% and 11% of our revenue for the comparable period in 2018.

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

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

•	Our ability to raise additional capital, if and when needed;

•	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;

•	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;

•	Our ability to acquire other technology services companies and integrate them with our existing business; and

•	Our ability to control our costs of operation as we expand our organization and capabilities.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenue	$10,686,196	$11,063,010
Cost of revenue	8,546,232	8,720,125
Gross profit	2,139,964	2,342,885

Operating expenses
Selling, general and administration	2,877,309	2,878,942
Acquisition related expenses	-	10,000
Depreciation and amortization	561,017	820,736
Operating expenses	3,438,326	3,709,678
Operating (loss)	(1,298,362)	(1,366,793)
Interest expenses	(142,554)	(211,159)
Changes in fair value of warrant liability	(450,267)
Others, net	-	6,199
Total other income (expenses)	(592,821)	(204,960)
(Loss) before income taxes	(1,891,183)	(1,571,753)
Tax benefit / (provision)	31,211	-
Net (loss) attributable to the Company	(1,859,972)	(1,571,353)
Dividend on preferred stock	(105,705)	(557,417)
Net (loss) attributable to common stock holders	(1,965,677)	(2,129,170)
Other comprehensive income (loss), net of tax
Foreign exchange translation	18,714	29,791
Comprehensive (loss)	$(1,946,963)	$(2,099,379)

Basic income (loss) per share	$(0.04)	$(0.11)
Diluted income (loss) per share	$(0.04)	$(0.11)

Basic weighted average number of common shares outstanding	45,185,080	18,654,197
Diluted weighted average number of common shares outstanding	45,185,080	18,654,197

Revenues

Revenues for the three months ended March 31, 2019 decreased by $0.38 million, or 3%, as compared to the three months ended March 31, 2018, mainly because we did not pursue certain low margin, professional services business during the three months ended March 31, 2019.

For the three months ended March 31, 2019 and March 31, 2018, sales to five major customers accounted for 42% and 39% of our total revenue, respectively. One of our customers contributed 13% of our revenue for the three months ended March 31, 2019 and two of our customers has contributed 13% and 11% of our revenue for the comparable period in 2018. We derived most of our revenues from our customers located in North America for the three months ended March 31, 2019 and March 31, 2018.

Gross Margin

Our gross margin was 20% for the three months ended March 31, 2019, as compared to 21% for the three months ended March 31, 2018.  The decrease in gross margin was due to one project related to solution based revenue which has lower margins, and no such revenue was applicable for the comparable period of 2018.

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

SG&A expenses for the three months ended March 31, 2019 and three months ended March 31 2018 were consistent at $2.9 million

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.6 million for the three months ended March 31, 2019, as compared to $0.8 million for the three months ended March 31, 2018. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating loss was $1.3 million for the three months ended March 31, 2019, as compared to $1.4 million for the three months ended March 31, 2018.

Interest Expense

Our interest expense for the three months ended March 31, 2019 was $0.14 million as compared to $0.21 million for the three months ended March 31, 2018.

Income Taxes

We recorded a tax benefit  for income taxes of $0.03 million and $0 million for the three months ended March 31, 2019 and for the three months ended March 31, 2018, respectively.

Acquisition Related Expenses

We had acquisition related expenditures of $0 million and $0.01 million during the three months ended March 31, 2019 and for March 31, 2018, respectively. These expenses included legal, professional services, valuation and due diligence services and other acquisition related fees incurred in connection with our acquisitions.

Liquidity and Capital Resources

Our cash position was approximately $1.7 million as of March 31, 2019, as compared to $1.4 million as of December 31, 2018, an increase of approximately $0.3 million primarily due to the funds received from exercise of warrants.

Cash used for operating activities was $1 million during the three months ended March 31, 2019 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $0.1 million during the three months ended March 31, 2019. Cash provided by financing activities was $1.4 million during the three months ended March 31, 2019.

Liquidity Concerns

We incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities and acquisition strategy. As of March 31, 2019, we had negative working capital of $3.2 million and cash of $1.7 million. Historically, our principal sources of cash have included bank borrowings and sales of securities. Our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

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

If an Event of Default (as defined in the Loan Agreement) occurs, Lender may, among other things, (i) declare all obligations immediately due and payable in full; (ii) cease advancing money or extending credit to or for the benefit of Borrower; and/or (iii) terminate the Loan Agreement as to any future liability or obligation of Lender, without affecting Lender's right to repayment of all obligations and Lender’s security interests.

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of March 31, 2019, all interest payments due on the 2017 Notes have been paid in full.

During this first quarter of 2019 the company repaid $0.25 million towards 2017 notes.

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

Accounts Receivable

Accounts receivable for the period ended March 31, 2019 were $8.9 million as compared to $7.9 million as on December 31, 2018.

Accounts Payable

Accounts payable for the period ended March 31, 2019 were $5.1 million as compared to $4.4 million as on December 31, 2018.

Accrued Expense

Accrued expenses for the period ended March 31, 2019 were $1.6 million as compared to $1.7 million as on December 31, 2018.

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

Warrant Liability

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2019 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "believe," "anticipate," "anticipated," "expectation," "continued," "future," "forward," "potential," "estimate," "estimated," "forecast," "project," "encourage," "opportunity," "goal," "objective," "could," "expect," "expected," "intend," "plan," "planned," or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of March 31, 2019, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the first quarter ended in 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 1, 2018, MACT Holdings LLC, one of the former members of our subsidiary, Ameri Arizona, filed suit against us in the United States District Court for the Southern District of New York seeking damages in an amount equal to such former member’s portion of accrued but unpaid earn-out payments of approximately $236,950 in respect of the 2017 earn-out period, plus attorneys’ fees and expenses. All such amounts had been paid as of August 3, 2018. Such former member also asserted that he had elected to receive cash instead of stock consideration of 560,000 shares of common stock issued to him on July 30, 2018, and the Company has entered into a settlement agreement, as of February 4, 2019, in which the Company will pay an amount of $200,000 to such member in four equal monthly installments starting from February 2019 and ending in May 2019, which settles such dispute in its entirety.

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

10.1
Loan and Security Agreement, dated January 23, 2019, by and between (i) Ameri100 Arizona LLC, (ii) Ameri100 Georgia, Inc., (iii) Ameri100 California, Inc. and (iv) Ameri and Partners, Inc. and North Mill Capital LLC (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.2
Revolving Credit Master Promissory Note, dated January 23, 2019 (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.3
Corporate Guaranty, dated January 23, 2019, by Ameri Holdings, Inc. in favor of North Mill Capital LLC (filed as Exhibit 10.3 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.4
Security Agreement, dated January 23, 2019, by and between Ameri Holdings, Inc. and North Mill Capital LLC (filed as Exhibit 10.4 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.5	Form of Guarantor Indemnification Agreement (filed as Exhibit 10.5 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial and Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial and Accounting Officer
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of May 2019.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Accounting Officer)