Form 10-Q
period 2019-06-30
AMERI Holdings, Inc.
filed 2019-08-14
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Research Court, Suite 750, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2019, 52,417,688 shares of the registrant's common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	1

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	1
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2019 and 2018 and for Six Months ended June 30 2019 and June 30 2018	2
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	3
Unaudited Condensed Statement of Changes in Stockholder Equity for the Six Months Ended June 30, 2019 and 2018	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	21

Item 4 - Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	23

Item 1A - Risk Factors	23

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3 - Defaults upon Senior Securities	23

Item 4 - Mine Safety Disclosures	23

Item 5 – Other Information	23

Item 6 – Exhibits	23

Signatures	24

PART I

ITEM 1.	FINANCIAL STATEMENTS

 AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,601.140	$1,371,331
Accounts receivable	8,544,803	7,871,422
Other current assets	819,988	818,600
Total current assets	10,965,931	10,061,353
Other assets:
Property and equipment, net	59,632	58,892
Intangible assets, net	4,681,407	5,778,036
Goodwill	13,729,770	13,729,770
Deferred income tax assets, net	41,093	9,399
Total other assets	18,511,902	19,576,097
Total assets	$29,477,833	$29,637,450

Liabilities
Current liabilities:
Line of credit	$4,015,370	$3,950,681
Accounts payable	4,946,381	4,377,794
Other accrued expenses	1,801,844	1,697,636
Current portion - long-term notes	-	6,450
Convertible notes	1,000,000	1,250,000
Consideration payable – cash	2,496,000	2,696,000
Consideration payable – equity	-	605,223
Dividend payable – Preferred stock	106,234	105,181
Total current liabilities	14,365,829	14,688,965
Long-term liabilities:
Warrant liability	4,251,103	4,189,388
Total long-term liabilities	4,251,103	4,189,388
Total liabilities	18,616,932	18,878,353

Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 424,928 and 420,720 issued and outstanding as of June 30, 2019 and December 31, 2018 respectively.	4,249	4,207
Common stock, $0.01 par value; 100,000,000 shares authorized, 52,417,688 and 42,329,121 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	524,176	423,290
Additional paid-in capital	48,051,637	44,722,856
Accumulated deficit	(37,806,731)	(34,478,253)
Accumulated other comprehensive income (loss)	87,570	86,997
Total stockholders' equity	10,860,901	10,759,097
Total liabilities and stockholders' equity	$29,477,833	$29,637,450

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months June 30,2019	Three Months June 30,2018	Six Months June 30,2019	Six Months June 30,2018

Revenue	11,015,057	11,075,840	21,701,253	22,138,850
Cost of revenue	8,632,882	8,686,841	17,179,114	17,406,966
Gross profit	2,382,175	2,388,999	4,522,139	4,731,884
Operating expenses
Selling,General and administration	3,296,041	2,524,588	6,173,350	5,403,530
Depreciation and amortization	562,570	809,282	1,123,587	1,630,018
Impairment on goodwill	-	-	-	-
Acquisition related expenses	-	-	-	10,000
Changes in estimates for consideration payable	-	134,619	-	134,619
Operating expenses	3,858,611	3,468,489	7,296,937	7,178,167
Operating Income (loss)	(1,476,436)	(1,079,490)	(2,774,798)	(2,446,283)
Interest expenses	(156,660)	(182,521)	(299,214)	(393,680)
Impairment on goodwill and Intangibles	-	-	-	-
Changes in fair value of warrant liability	388,552	-	(61,715)	-
Others, net	4,566	1,790	4,566	7,989
Income (loss) before income taxes	(1,239,978)	(1,260,221)	(3,131,161)	(2,831,974)
Income tax benefit	(16,590)	-	14,622	-
Income (loss) after income taxes	(1,256,568)	(1,260,221)	(3,116,539)	(2,831,974)
Net income attributable to non-controlling interest	-	-	-	-
Net Income (loss) attributable to the Company	(1,256,568)	(1,260,221)	(3,116,539)	(2,831,974)
Dividend on preferred stock	(106,234)	(104,136)	(211,939)	(661,553)
Net Income (loss) attributable to common stock holders	(1,362,802)	(1,364,357)	(3,328,478)	(3,493,527)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(18,141)	(32,310)	573	(2,519)
Total Comprehensive Income (loss)	(1,380,943)	(1,396,667)	(3,327,905)	(3,496,046)

Basic income (loss) per share	(0.03)	(0.07)	(0.07)	(0.19)
Diluted income (loss) per share	(0.03)	(0.07)	(0.07)	(0.19)

Basic weighted average number of common shares outstanding	50,677,357	18,790,998	48,125,231	18,678,224
Diluted weighted average number of common shares outstanding	50,677,357	18,790,998	48,125,231	18,678,224

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June, 30
	2019	2018
Cash flow from operating activities
Net Income (loss)	(3,327,905)	(3,496,046)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	1,123,587	1,630,018
Impairment on goodwill and Intangible assets	-
Provision for Preference dividend	211,939	661,553
Changes in fair value of warrants	61,715
Changes in estimate of contingent consideration	-	134,619
Stock, option, restricted stock unit and warrant expense	490,175	574,769
Foreign exchange translation adjustment	573	(2,519)
Provision for Income taxes ( net off deferred income taxes)	(14,622)
Loss on sale of fixed assets
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(673,381)	901,880
Other current assets	(1,388)	172,549
Increase (decrease) in:
Accounts payable and accrued expenses	655,151	(856,177)
Net cash provided by (used in) operating activities	(1,474,156)	(279,354)
Cash flow from investing activities
Purchase of fixed assets	(27,698)	(13,875)
Acquisition consideration	(200,000)	(1,069,260)
Investments
Net cash used in investing activities	(227,698)	(1,083,135)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	(191,762)	(2,257,324)
Non Controlling Interest - Net Income
Contingent consideration for acquisitions	-	(975,438)
Proceeds from issuance of common shares, net	2,123,425	628,281
Net cash provided by financing activities	1,931,663	(2,604,481)
Net increase (decrease) in cash and cash equivalents	229,809	(3,966,970)
Cash and cash equivalents as at beginning of the period	1,371,331	4,882,084
Cash at the end of the period	1,601,140	915,114

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total stockholders' equity
Balance at Dec 31, 2017	18,162,723	$181,625	405,395	$4,054	$34,223,181	$36,875	$(14,997,552)	$19,448,183
Net Loss for the period							(3,493,527)	(3,493,527)
Other comprehensive income (loss)						(2,519)		(2,519)
Warrants conversion to shares	153,060	1,531			626,752			628,283
Shares Issued as consideration for acquisition of Subsidiary (ATCG)	283,343	2,833			602,390			605,223
Shares Issued towards earnout	316,449	3,164			539,686			542,850
Stock, Option, RSU and Warrant Expense					574,769			574,769
Compensation to Directors	96,872	969			(969)			-
								-
Balance at June 30, 2018	19,012,447	$190,122	405,395	$4,054	$36,565,809	$34,356	$(18,491,079)	$18,303,262

Balance at Dec 31, 2018	42,329,121	$423,290	420,720	$4,207	$44,722,856	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period							(3,206,087)	(3,328,478)
Other comprehensive income (loss)						573		573
Shares Issued towards earnouts	3,289,255	32,893			572,330			605,223
Exercise of Warrants (PIPE series A)	6,799,312	67,993			2,055,432			2,123,425
Stock Compensation expenses					490,175			490,175
Preferred stock issued			4,218	42	210,844			210,886
								-
Balance at June 30, 2019	52,417,688	$524,176	424,938	$4,249	$48,051,637	$87,570	$(37,684,340)	$10,860,901

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

NOTE 1.	DESCRIPTION OF BUSINESS:

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

The total purchase price of $15.8 million was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. In August 2018, the Company resolved the payment of all earn-out payments to the former members of Ameri Arizona pursuant to the Ameri Arizona membership interest purchase agreement, and the Company has no further payment obligations with respect to any Ameri Arizona earn-out. As of July 29, 2018, two former members of Ameri Arizona properly elected to receive an aggregate of $2,496,000 in cash in lieu of stock and such payment was due on or about September 28, 2018.  The Company has not yet paid such cash payments (which represent deferred purchase price for Ameri Arizona) and company has negotiated for deferred payment terms with the two former members of Ameri Arizona who elected such cash payments. On July 30, 2018, we issued 560,000 shares of common stock to the remaining former member of Ameri Arizona who had not elected to receive cash in lieu of stock. Such former member has asserted that he had properly elected to receive cash instead of stock prior to the deadline for such election. The Company has entered into a settlement agreement, dated February 4, 2019, in which the Company paid an amount of $200,000 to such member in four equal monthly installments starting from February 2019 and ending in May 2019, which settled such dispute in its entirety.

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

As of the date of this report the Company owed an aggregate of $2,496,000 in consideration payable by cash.

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

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $0.5 million and 0.8 million for the six months ended June 30, 2019 and June 30, 2018 respectively. This amortization expense relates to customer lists which expire through 2022.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $13.7 million as of June 30, 2019 and December 31, 2018.

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

For the six months ended June 30, 2019 and 2018, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(3,328,478)	(3,493,527)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(3,328,478)	(3,493,527)
Interest expense on 2017 Notes, net of taxes	-	-
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(3,328,478)	(3,493,527)
Denominator for weighted average common shares outstanding:
Basic shares	48,125,231	18,678,224
Dilutive effect of Equity Awards
Dilutive effect of 2017 Notes	-	-
Diluted shares	48,125,231	18,678,224

Income (loss) per share – basic:	$(0.07)	(0.19)
Income (loss) per share – diluted:	$(0.07)	(0.19)

NOTE 8.	OTHER ITEMS:

During the six months ended June 30 2019, the Company has not granted any restricted stock units and stock options to purchase Company’s common stock to key employees or directors out of Company’s 2015 Equity Incentive Award Plan. The company has booked charges of $0.2 million as stock compensation expenses for the six months ended June 30 2019 and $0.3 million for the six months ended June 30, 2018.

NOTE 9.	BANK DEBT:

On January 23, 2019, certain subsidiaries of the Company, including Ameri100 Arizona LLC, Ameri100 Georgia, Inc., Ameri100 California, Inc. and Ameri and Partners, Inc., as borrowers (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Loan Agreement”) for a credit facility (the “Credit Facility”) with North Mill Capital LLC, as lender (the “Lender”). The Loan Agreement has an initial term of two years from the closing date, with renewal thereafter if Lender, at its option, agrees in writing to extend the term for additional one year periods (the “Term”). The Loan Agreement is collateralized by a first-priority security interest in all of the assets of Borrower. In addition, (i) pursuant to a Corporate Guaranty entered into by the Company in favor of the Lender (the “Corporate Guaranty”), the Company has guaranteed the Borrower’s obligations under the Credit Facility and (ii) pursuant to a Security Agreement entered into between the Company and Lender (the “Security Agreement”), the Company granted a first-priority security interest in all of its assets to Lender.

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

Borrower also agreed to certain negative covenants in the Loan Agreement, including that they will not, without the prior written consent of Lender, enter into any extraordinary transactions, dispose of assets, merge, acquire, or consolidate with or into any other business organization or restructure. As of June 30, 2019, the principal balance and accrued interest under the Credit Facility amounted to $4 million.

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

Operating Leases

The Company's principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2019 and 2021. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company's leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $169,340 and $147,751 for the six months ended June 30, 2019 and 2018, respectively.

Year ending December 31,	Amount
2019	95,943
2020	159,450
2021	61,590
Total	$316,983

NOTE 12.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2019:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				4,251,103	4,251,103
Contingent consideration	-	-		-	-
Total	-	-		$4,251,103	$4,251,103

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2018:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				4,189,388	4,189,388
Contingent consideration	-	-		605,223	605,223
Total	-	-		$4,794,611	$4,794,611

The following table presents the change in level 3 instruments:

Closing balance December 31, 2018	4,794,611
Additions during the period	$61,715
Paid/settlements	(605,223)
Total gains recognized in Statement of Operations	-
Closing balance June 30, 2019	$4,251,103

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

No financial instruments were transferred into or out of Level 3 classification during the period ended June 30 2019 and year ended December 31, 2018.

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

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $2,760,819 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss) during the year ended December 31 2018. For June 30 2019, the Purchaser Warrants were reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $61,715 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss).

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

Following our 2018 Annual Meeting, promptly following the effectiveness of the Amendment, the Company issued an aggregate of 19,543 shares of our Series A Preferred to holders of our Series A Preferred, on a pro rata basis, as payment of accrued in-kind dividends owed on such preferred stock and completed the Warrant Issuance to holders of the Series A Preferred at such time.

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

For the three months ended June 30, 2019 and June 30, 2018, sales to five major customers accounted for 49% and 40% of our total revenue, respectively. For the three months ended June 30, 2019, two of our customers contributed 14% and 12% of our revenue. For the comparable period in 2018, one of our customers contributed 13% of our revenue

For the six months ended June 30, 2019 and June 30, 2018, sales to five major customers accounted for 46% and 39% of our total revenue, respectively. Two of our customers contributed 14% and 11% of our revenue for the six months ended June 30, 2019. For the comparable period in 2018, two of our customers contributed 12% and 11% of our revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 and for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	Three Months June 30,2019	Three Months June 30,2018	Six Months June 30,2019	Six Months June 30,2018

Revenue	11,015,057	11,075,840	21,701,253	22,138,850
Cost of revenue	8,632,882	8,686,841	17,179,114	17,406,966
Gross profit	2,382,175	2,388,999	4,522,139	4,731,884
Operating expenses
Selling,General and administration	3,296,041	2,524,588	6,173,350	5,403,530
Depreciation and amortization	562,570	809,282	1,123,587	1,630,018
Impairment on goodwill	-	-	-	-
Acquisition related expenses	-	-	-	10,000
Changes in estimates for consideration payable	-	134,619	-	134,619
Operating expenses	3,858,611	3,468,489	7,296,937	7,178,167
Operating Income (loss)	(1,476,436)	(1,079,490)	(2,774,798)	(2,446,283)
Interest expenses	(156,660)	(182,521)	(299,214)	(393,680)
Impairment on goodwill and Intangibles	-	-	-	-
Changes in fair value of warrant liability	388,552	-	(61,715)	-
Others, net	4,566	1,790	4,566	7,989
Income (loss) before income taxes	(1,239,978)	(1,260,221)	(3,131,161)	(2,831,974)
Income tax benefit	(16,590)	-	14,622	-
Income (loss) after income taxes	(1,256,568)	(1,260,221)	(3,116,539)	(2,831,974)
Net income attributable to non-controlling interest	-	-	-	-
Net Income (loss) attributable to the Company	(1,256,568)	(1,260,221)	(3,116,539)	(2,831,974)
Dividend on preferred stock	(106,234)	(104,136)	(211,939)	(661,553)
Net Income (loss) attributable to common stock holders	(1,362,802)	(1,364,357)	(3,328,478)	(3,493,527)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(18,141)	(32,310)	573	(2,519)
Total Comprehensive Income (loss)	(1,380,943)	(1,396,667)	(3,327,905)	(3,496,046)

Basic income (loss) per share	(0.03)	(0.07)	(0.07)	(0.19)
Diluted income (loss) per share	(0.03)	(0.07)	(0.07)	(0.19)

Basic weighted average number of common shares outstanding	50,677,357	18,790,998	48,125,231	18,678,224
Diluted weighted average number of common shares outstanding	50,677,357	18,790,998	48,125,231	18,678,224

Revenues

Revenues for the three months ended June 30, 2019 decreased by $0.01 million, or 1%, as compared to the three months ended June 30, 2018.

For the three months ended June 30, 2019 and June 30, 2018, sales to five major customers accounted for 49% and 40% of our total revenue, respectively. for the three months ended June 30, 2019 two of our customers contributed 14% and 12% of our revenue. For the comparable period in 2018, one of our customers contributed 13% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended June 30, 2019 and June 30, 2018.

Revenues for the six months ended June 30, 2019 decreased by $0.4 million, or 2%, as compared to the six months ended June 30, 2018, mainly because we did not pursue certain low margin professional services business.

For the six months ended June 30, 2019 and June 30, 2018, sales to five major customers accounted for 46% and 39% of our total revenue, respectively. Two of our customers contributed 14% and 11% of our revenue for the six months ended June 30, 2019. For the comparable period in 2018, two of our customers contributed 12% and 11% of our revenue. We derived most of our revenues from our customers located in North America for the six months ended June 30, 2019 and June 30, 2018.

Gross Margin

Our gross margin was 22% for the three months ended June 30, 2019 and for the comparable period in 2018.

Our gross margin was 22% for the six months ended June 30, 2019, as compared to 21% for the six months ended June 30, 2018.

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

SG&A expenses for the three months ended June 30, 2019 were $3.3 million, as compared to $2.5 million for the three months ended June 30, 2018. The increase was mainly due to new sales initiatives taken by the company, including recruiting a new sales team.

SG&A expenses for the six months ended June 30, 2019 were $6.2 million, as compared to $5.4 million for the six months ended June 30, 2018. The increase was mainly due to new sales initiatives taken by the company, including recruiting a new sales team.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.6 million for the three months ended June 30, 2019, as compared to $0.8 million for the three months ended June 30, 2018 and $1.1 million for the six months ended June 30, 2019 as compared to $1.6 million for the six months ended June 30, 2018. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating loss was $1.5 million for the three months ended June 30, 2019, as compared to $1.1 million for the three months ended June 30, 2018. The increase was due to due to new sales initiatives taken by the company, including recruiting a new sales team.

Our operating loss was $2.8 million for the six months ended June 30, 2019, as compared to $2.4 million for the six months ended June 30, 2018. The increase was due to due to new sales initiatives taken by the company, including recruiting a new sales team.

Interest Expense

Our interest expense for the three months ended June 30, 2019 was $0.16 million as compared to $0.18 million for the three months ended June 30, 2018.

Our interest expense for the six months ended June 30, 2019 was $0.3 million as compared to $0.4 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our cash position was approximately $1.6 million as of June 30, 2019, as compared to $1.4 million as of December 31, 2018, an increase of approximately $0.2 million primarily due to the funds received from exercise of warrants. We received $2.1 million upon the exercise of warrants during the six months ended June 30, 2019.

Cash used for operating activities was $1.5 million during the six months ended June 30, 2019 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $0.2 million during the six months ended June 30, 2019. Cash provided by financing activities was $1.9 million during the six months ended June 30, 2019.

Liquidity Concerns

We incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities and acquisition strategy. As of June 30, 2019, we had negative working capital of $3.4 million and cash of $1.6 million. Historically, our principal sources of cash have included bank borrowings and sales of securities. Our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

Available Credit Facility, Borrowings and Repayment of Debt

On January 23, 2019, certain subsidiaries of the Company, including Ameri100 Arizona LLC, Ameri100 Georgia, Inc., Ameri100 California, Inc. and Ameri and Partners, Inc., as borrowers (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Loan Agreement”), for a credit facility (the “Credit Facility”) with North Mill Capital LLC, as lender (the “Lender”). The Loan Agreement has an initial term of two years from the closing date, with renewal thereafter if Lender, at its option, agrees in writing to extend the term for additional one year periods (the “Term”). The Loan Agreement is collateralized by a first-priority security interest in all of the assets of Borrower. In addition, (i) pursuant to a Corporate Guaranty entered into by the Company in favor of the Lender (the “Corporate Guaranty”), the Company has guaranteed the Borrower’s obligations under the Credit Facility and (ii) pursuant to a Security Agreement entered into between the Company and Lender (the “Security Agreement”), the Company granted a first-priority security interest in all of its assets to Lender.

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

The Company used approximately $2.75 million of the Initial Advance to repay all of its outstanding obligations under the Sterling National bank Credit Facility. Upon payment, the Company’s obligations under the Sterling National Bank Credit Facility were terminated. As of June 30, 2019, the principal balance and accrued interest under the Credit Facility amounted to $4 million.

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

On March 7, 2017, we completed the sale and issuance of 8% Convertible Unsecured Promissory Notes (the “2017 Notes”) for aggregate proceeds to us of $1.25 million from four accredited investors, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes were issued pursuant to Securities Purchase Agreements between the Company and each investor. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty. As of June 30, 2019, all interest payments due on the 2017 Notes have been paid in full.

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

Accounts Receivable

Accounts receivable for the period ended June 30, 2019 were $8.5 million as compared to $7.9 million as on December 31, 2018.

Accounts Payable

Accounts payable for the period ended June 30, 2019 were $4.9 million as compared to $4.4 million as on December 31, 2018.

Accrued Expense

Accrued expenses for the period ended June 30, 2019 were $1.8 million as compared to $1.7 million as on December 31, 2018.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of June 30, 2019, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we are acquiring privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

On May 1, 2018, MACT Holdings LLC, one of the former members of our subsidiary, Ameri Arizona, filed suit against us in the United States District Court for the Southern District of New York seeking damages in an amount equal to such former member’s portion of accrued but unpaid earn-out payments of approximately $236,950 in respect of the 2017 earn-out period, plus attorneys’ fees and expenses. All such amounts had been paid as of August 3, 2018. Such former member also asserted that he had elected to receive cash instead of stock consideration of 560,000 shares of common stock issued to him on July 30, 2018, and the Company has entered into a settlement agreement, as of February 4, 2019, in which the Company paid an amount of $200,000 to such member in four equal monthly installments starting from February 2019 and ending in May 2019, which settled such dispute in its entirety.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of August, 2019.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Accounting Officer)