Form 10-Q
period 2019-09-30
AMERI Holdings, Inc.
filed 2019-11-08
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Research Court, Suite 750, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

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

As of November 6, 2019, 62,820,789 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2019 and 2018 and for Nine Months ended September 30 2019 and 2018	4
Unaudited Condensed Statement of Changes in Stockholder Equity for the Nine Months Ended September 30, 2019 and 2018	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 - Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	26

Item 1A - Risk Factors	27

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 - Defaults upon Senior Securities	27

Item 4 - Mine Safety Disclosures	27

Item 5 – Other Information	27

Item 6 – Exhibits	27

Signatures	28

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$499,686	$1,371,331
Accounts receivable	7,609,431	7,871,422
Other current assets	579,229	818,600
Total current assets	8,688,346	10,061,353
Other assets:
Property and equipment, net	65,132	58,892
Intangible assets, net	4,132,964	5,778,036
Goodwill	13,729,770	13,729,770
Deferred income tax assets, net	40,097	9,399
Total other assets	17,967,963	19,576,097
Total assets	$26,656,309	$29,637,450

Liabilities
Current liabilities:
Line of credit	$3,432,983	$3,950,681
Accounts payable	4,713,113	4,377,794
Other accrued expenses	1,553,851	1,697,636
Current portion - long-term notes	-	6,450
Convertible notes	1,000,000	1,250,000
Consideration payable – cash	2,496,000	2,696,000
Consideration payable – equity	-	605,223
Dividend payable – Preferred stock	212,999	105,181
Total current liabilities	13,408,946	14,688,965
Long-term liabilities:
Warrant liability	-	4,189,388
Total long-term liabilities	-	4,189,388
Total liabilities	13,408,946	18,878,353

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 424,928 and 420,720 issued and outstanding as of September 30, 2019 and December 31, 2018 respectively.	4,249	4,207
Common stock, $0.01 par value; 100,000,000 shares authorized, 62,820,789 and 42,329,121 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	628,207	423,290
Additional paid-in capital	50,417,513	44,722,856
Accumulated deficit	(37,872,197)	(34,478,253)
Accumulated other comprehensive income (loss)	69,591	86,997
Total stockholders’ equity	13,247,363	10,759,097
Total liabilities and stockholders’ equity	$26,656,309	$29,637,450

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Sep 30,2019	Three Months Sep 30,2018	Nine Months Sep 30,2019	Nine Months Sep 30,2018

Revenue	9,148,857	10,576,254	30,850,110	32,715,104
Cost of revenue	7,249,406	8,230,456	24,428,520	25,637,422
Gross profit	1,899,451	2,345,798	6,421,590	7,077,682
Operating expenses
Selling,General and administration	2,902,401	2,655,902	9,075,751	8,059,432
Depreciation and amortization	562,050	636,495	1,685,637	2,266,513
Acquisition related expenses	-	227,952	-	237,952
Changes in estimates for consideration payable	-	(7,274,929)	-	(7,140,310)
Operating expenses	3,464,451	(3,754,580)	10,761,388	3,423,587
Operating Income (loss)	(1,565,000)	6,100,378	(4,339,798)	3,654,095
Interest expenses	(252,648)	(190,394)	(551,862)	(584,074)
Changes in fair value of warrant liability	1,857,889	(261,330)	1,796,174	(261,330)
Others, net	(9)	75,747	4,557	83,736
Income (loss) before income taxes	40,232	5,724,401	(3,090,929)	2,892,427
Income tax benefit	1,067	(24,934)	15,689	(24,934)
Income (loss) after income taxes	41,299	5,699,467	(3,075,240)	2,867,493
Net income attributable to non-controlling interest	-	-	-	-
Net Income (loss) attributable to the Company	41,299	5,699,467	(3,075,240)	2,867,493
Dividend on preferred stock	(106,765)	(1,816,452)	(318,704)	(2,478,005)
Net Income (loss) attributable to common stock holders	(65,466)	3,883,015	(3,393,944)	389,488
Other comprehensive income (loss), net of tax
Foreign exchange translation	(17,979)	1,719	(17,406)	(800)
Total Comprehensive Income (loss)	(83,445)	3,884,734	(3,411,350)	388,688

Basic income (loss) per share	(0.001)	0.18	(0.07)	0.02
Diluted income (loss) per share	(0.001)	0.16	(0.07)	0.02

Basic weighted average number of common shares outstanding	53,776,825	21,657,181	49,984,757	19,683,610
Diluted weighted average number of common shares outstanding	53,776,825	24,184,264	49,984,757	20,630,142

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total stockholders’ equity
Balance at Dec 31, 2017	18,162,723	$181,625	405,395	$4,054	$34,223,181	$36,875	$(14,997,552)	$19,448,183
Net Loss for the period							389,488	389,488
Other comprehensive income (loss)						(800)		(800)
Warrants conversion to shares	204,060	2,041			684,892			686,933
Shares Issued as consideration for acquisition of Subsidiary (ATCG)	283,343	2,833			602,390			605,223
Shares Issued towards earnout	389,027	3,890			638,960			642,850
Stock, Option, RSU and Warrant Expense					890,276			890,276
Compensation to Directors	96,872	969			(969)			-
Conversion of Options	560,000	5,600			800,800			806,400
Shares issued - Private Placement	3,250,000	32,500			4,218,760			4,251,260
Issue of Preference shares for Q1 and Q2 dividend			13,231	132	661,420			661,552
LSV - Preferred Dividend					1,711,796			1,711,796
								-
Balance at September 30, 2018	22,946,025	$229,458	418,626	$4,186	$44,431,506	$36,075	$(14,608,064)	$30,093,161

Balance at Dec 31, 2018	42,329,121	$423,290	420,720	$4,207	$44,722,856	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period							(3,393,944)	(3,393,944)
Other comprehensive income (loss)						(17,406)		(17,406)
Shares Issued towards earnouts	3,289,255	32,893			572,330			605,223
Exercise of Warrants (PIPE series A&B)	17,202,413	172,024			4,344,791			4,516,815
Stock Compensation expenses					566,692			566,692
Preferred stock issued			4,218	42	210,844			210,886
								-
Balance at September 30, 2019	62,820,789	$628,207	424,938	$4,249	$50,417,513	$69,591	$(37,872,197)	$13,247,363

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September, 30
	2019	2018
Cash flow from operating activities
Net Income (loss)	(3,411,350)	388,688
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	1,685,637	2,266,513
Provision for Preference dividend	318,704	2,478,005
Changes in fair value of warrants	(1,796,174)	261,330
Changes in estimate of contingent consideration	-	(7,140,310)
Stock, option, restricted stock unit and warrant expense	566,692	890,276
Foreign exchange translation adjustment	(17,406)	(800)
Provision for Income taxes ( net off deferred income taxes)	(15,689)	24,934
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	261,990	1,009,662
Other current assets	239,372	223,207
Increase (decrease) in:
Accounts payable and accrued expenses	193,938	(1,964,020)
Net cash provided by (used in) operating activities	(1,974,286)	(1,562,515)
Cash flow from investing activities
Purchase of fixed assets	(46,805)	(11,560)
Acquisition consideration	(200,000)	(3,645,666)
Net cash used in investing activities	(246,805)	(3,657,226)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	(774,148)	(2,324,606)
Contingent consideration for acquisitions	-	(1,582,667)
Proceeds from issuance of common shares, net	2,123,594	6,308,620
Net cash provided by financing activities	1,349,446	2,401,347
Net increase (decrease) in cash and cash equivalents	(871,645)	(2,818,394)
Cash and cash equivalents as at beginning of the period	1,371,331	4,882,084
Cash at the end of the period	499,686	2,063,690

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

Recent Accounting Pronouncements

New Standards to Be Implemented

In January 2017, the FASB issued ASU No. 2017-04, simplifying the Test for Goodwill Impairment. Under this new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This update is effective for annual periods beginning after December 15, 2019, and interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment test performed on testing dates after January 1, 2017. The company does not expect any material impact on its financial statements.

Standards Implemented

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. This new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2018. Upon adoption, entities will be required to use a modified retrospective transition which provides for certain practical expedients. Entities are required to apply the new standard at the beginning of the earliest comparative period presented. Early adoption of this new standard is permitted. The Company has adopted this new standard during the current quarter and it does not have any material impact on its financial statements.

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

Revenue Recognition. We recognize revenues as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled. To recognize revenues, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenues when a performance obligation is satisfied. We account for a contract when it has approval and commitment from all parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We apply judgment in determining the customer’s ability and intention to pay based on a variety of factors including the customer’s historical payment experience.

For performance obligations where control is transferred over time, revenues are recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the deliverables to be provided.

Revenues related to fixed-price contracts for application development and systems integration services, consulting or other technology services are recognized as the service is performed using the cost to cost method, under which the total value of revenues is recognized on the basis of the percentage that each contract’s total labor cost to date bears to the total expected labor costs. Revenues related to fixed-price application maintenance, testing and business process services are recognized based on our right to invoice for services performed for contracts in which the invoicing is representative of the value being delivered. If our invoicing is not consistent with value delivered, revenues are recognized as the service is performed based on the cost to cost method described above. The cost to cost method requires estimation of future costs, which is updated as the project progresses to reflect the latest available information; such estimates and changes in estimates involve the use of judgment. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately.

Revenues related to our time-and-materials, transaction-based or volume-based contracts are recognized over the period the services are provided either using an output method such as labor hours, or a method that is otherwise consistent with the way in which value is delivered to the customer.

We assess the timing of the transfer of goods or services to the customer as compared to the timing of payments to determine whether a significant financing component exists. As a practical expedient, we do not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is a year or less. If the difference in timing arises for reasons other than the provision of finance to either the customer or us, no financing component is deemed to exist. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our services, not to receive or provide financing from or to customers. We do not consider set up or transition fees paid upfront by our customers to represent a financing component, as such fees are required to encourage customer commitment to the project and protect us from early termination of the contract.

Trade Receivables, Contract Assets and Contract Liabilities. We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, we recognize a receivable for revenues related to our time and materials and transaction or volume-based contracts when earned regardless of whether amounts have been billed. We present such receivables in “Trade accounts receivable, net” in our consolidated statements of financial position at their net estimated realizable value. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets are presented in “Other current assets” in our consolidated statements of financial position and primarily relate to unbilled amounts on fixed-price contracts utilizing the cost to cost method of revenue recognition. Our contract liabilities, or deferred revenue, consist of advance payments and billings in excess of revenues recognized. We classify deferred revenue as current or noncurrent based on the timing of when we expect to recognize the revenues. The noncurrent portion of deferred revenue is included in “Other noncurrent liabilities” in our consolidated statements of financial position.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors. We evaluate the collectability of our trade accounts receivable on an on-going basis and write off accounts when they are deemed to be uncollectable.

NOTE 5.	INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $1.6 million and 2.2 million for the nine months ended September 30, 2019 and September 30, 2018 respectively. This amortization expense relates to customer lists which expire through 2022.

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

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $13.7 million as of September 30, 2019 and December 31, 2018.

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

For the nine months ended September 30, 2019 and 2018, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2018	September 30, 2019	September 30, 2018
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(65,466)	$3,883,015	$(3,393,944)	$389,488
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(65,466)	$3,883,015	$(3,393,944)	$389,488
Interest expense on 2017 Notes, net of taxes	-	25,000	-	25,000
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(65,466)	$3,908,015	$(3,393,944)	$414,488
Denominator for weighted average common shares outstanding:
Basic shares	53,776,825	21,657,181	49,984,757	19,683,610
Dilutive effect of Equity Awards	-	2,080,654	-	946,532
Dilutive effect of 2017 Notes	-	446,429	—	—
Diluted shares	53,776,825	24,184,264	49,984,757	20,630,142

Income (loss) per share – basic:
Net income (loss)	$(0.001)	$0.18	$(0.07)	$0.02

Income (loss) per share – diluted:
Net income (loss)	$(0.001)	$0.16	$(0.07)	$0.02

NOTE 8.	OTHER ITEMS:

During the nine months ended September 30, 2019, the Company has not granted any restricted stock units and stock options to purchase Company’s common stock to key employees or directors out of Company’s 2015 Equity Incentive Award Plan. The company has booked charges of $0.6 million as stock compensation expenses for the nine months ended September 30 2019 and $0.9 million for the nine months ended September 30, 2018.

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

Borrower also agreed to certain negative covenants in the Loan Agreement, including that they will not, without the prior written consent of Lender, enter into any extraordinary transactions, dispose of assets, merge, acquire, or consolidate with or into any other business organization or restructure. As of September 30, 2019, the principal balance and accrued interest under the Credit Facility amounted to $ 3.4 million.

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

Operating Leases

The Company’s principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2019 and 2021. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $253,813 and $199,579 for the nine months ended September 30, 2019 and 2018, respectively.

Year ending December 31,	Amount
2019	47,893
2020	159,345
2021	47,362
Total	$254,600

NOTE 12.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2019:

	Level 1	Level 2	Level 3		Total
Warrant Liability:	$-	$-	$		$-
Contingent consideration	-	-		-	-
Total	-	-		$-	$-

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Warrant liability:	$-	$-	$4,189,388	$4,189,388
Contingent consideration	-	-	605,223	605,223
Total	-	-	$4,794,611	$4,794,611

The following table presents the change in level 3 instruments:

Closing balance December 31, 2018	4,794,611
Additions during the period	$-
Paid/settlements	(4,794,611)
Total gains recognized in Statement of Operations	-
Closing balance September 30, 2019	$-

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

No financial instruments were transferred into or out of Level 3 classification during the period ended September 30 2019 and year ended December 31, 2018.

NOTE 13.	PRIVATE OFFERINGS:

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

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $2,760,819 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss) during the year ended December 31 2018. For the sixth months ended June 30 2019, the Purchaser Warrants were reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $61,715 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of operations and comprehensive income (loss). Also, during the sixth months ended June 30, 2019, the Company issued 6,799,312 shares upon the exercise of certain Purchaser Warrants and received net cash proceeds of $2,123,425,

On September 19, 2019, the Company and each of the Purchasers entered into separate amendment and exchange agreements (the “Exchange Agreements”), pursuant to which the Company agreed to issue to the Purchasers an aggregate of 10,234,136 shares of Common Stock (the “Exchange Shares”) in exchange for the cancellation and termination of all of the outstanding Purchaser Warrants (the “Exchange”). The Company also agreed to grant to the Purchasers certain participation rights in future financings for a period of twelve (12) months. In connection with the Exchange, the Company recognized an additional charge of $733,470 reflecting an adjustment to the fair value of the Purchaser Warrants. The remaining Warrant Liability at the time of the Exchange of $4,984,573 was reclassified to Stockholder’s Equity. As of September 30, 2019, there are no Purchaser Warrants outstanding.

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

For the three months ended September 30, 2019 and September 30, 2018, sales to five major customers accounted for 52% and 40% of our total revenue, respectively. For the three months ended September 30, 2019, two of our customers contributed 14% each and one of our customer contributed 12% of our revenue. For the comparable period in 2018, one of our customers contributed 13% of our revenue

For the nine months ended September 30, 2019 and September 30, 2018, sales to five major customers accounted for 47% and 38% of our total revenue, respectively. Two of our customers contributed 14% and 12% of our revenue for the nine months ended September 30, 2019. For the comparable period in 2018, two of our customers contributed 13% and 10% of our revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 and for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	Three Months Sep 30,2019	Three Months Sep 30,2018	Nine Months Sep 30,2019	Nine Months Sep 30,2018

Revenue	9,148,857	10,576,254	30,850,110	32,715,104
Cost of revenue	7,249,406	8,230,456	24,428,520	25,637,422
Gross profit	1,899,451	2,345,798	6,421,590	7,077,682
Operating expenses
Selling,General and administration	2,902,401	2,655,902	9,075,751	8,059,432
Depreciation and amortization	562,050	636,495	1,685,637	2,266,513
Impairment on goodwill	-	-	-	-
Acquisition related expenses	-	227,952	-	237,952
Changes in estimates for consideration payable	-	(7,274,929)	-	(7,140,310)
Operating expenses	3,464,451	(3,754,580)	10,761,388	3,423,587
Operating Income (loss)	(1,565,000)	6,100,378	(4,339,798)	3,654,095
Interest expenses	(252,648)	(190,394)	(551,862)	(584,074)
Impairment on goodwill and Intangibles	-	-	-	-
Changes in fair value of warrant liability	1,857,889	(261,330)	1,796,174	(261,330)
Others, net	(9)	75,747	4,557	83,736
Income (loss) before income taxes	40,232	5,724,401	(3,090,929)	2,892,427
Income tax benefit	1,067	(24,934)	15,689	(24,934)
Income (loss) after income taxes	41,299	5,699,467	(3,075,240)	2,867,493
Net income attributable to non-controlling interest	-	-	-	-
Net Income (loss) attributable to the Company	41,299	5,699,467	(3,075,240)	2,867,493
Dividend on preferred stock	(106,765)	(1,816,452)	(318,704)	(2,478,005)
Net Income (loss) attributable to common stock holders	(65,466)	3,883,015	(3,393,944)	389,488
Other comprehensive income (loss), net of tax
Foreign exchange translation	(17,979)	1,719	(17,406)	(800)
Total Comprehensive Income (loss)	(83,445)	3,884,734	(3,411,350)	388,688

Basic income (loss) per share	(0.001)	0.18	(0.07)	0.02
Diluted income (loss) per share	(0.001)	0.16	(0.07)	0.02

Basic weighted average number of common shares outstanding	53,776,825	21,657,181	49,984,757	19,683,610
Diluted weighted average number of common shares outstanding	53,776,825	24,184,264	49,984,757	20,630,142

Revenues

Revenues for the three months ended September 30, 2019 decreased by $1.4 million, or 13%, as compared to the three months ended September 30, 2018 mainly due to completion of some of our major customer assignments, which had contributed to revenue during three months ended September 30, 2018.

For the three months ended September 30, 2019 and September 30, 2018, sales to five major customers accounted for 52% and 40% of our total revenue, respectively. For the three months ended September 30, 2019, two of our customers contributed 14% each and one of our customer contributed 12% of our revenue. For the comparable period in 2018, one of our customers contributed 13% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended September 30, 2019 and September 30, 2018.

Revenues for the nine months ended September 30, 2019 decreased by $1.9 million, or 6%, as compared to the nine months ended September 30, 2018, mainly due to completion of some of our major customer assignment.

For the nine months ended September 30, 2019 and September 30, 2018, sales to five major customers accounted for 47% and 38% of our total revenue, respectively. Two of our customers contributed 14% and 12% of our revenue for the nine months ended September 30, 2019. For the comparable period in 2018, two of our customers contributed 13% and 10% of our revenue.

Gross Margin

Our gross margin was 21% for the three months ended September 30, 2019 and 22% for the comparable period in 2018.

Our gross margin was 21% for the nine months ended September 30, 2019, as compared to 22% for the nine months ended September 30, 2018.

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

SG&A expenses for the three months ended September 30, 2019 were $2.9 million, as compared to $2.7 million for the three months ended September 30, 2018. The increase was mainly due to new sales initiatives taken by the company, including recruiting a new sales team.

SG&A expenses for the nine months ended September 30, 2019 were $9.1 million, as compared to $8.1 million for the nine months ended September 30, 2018. The increase was mainly due to new sales initiatives taken by the company, including recruiting a new sales team.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.6 million for the three months ended September 30, 2019 and three months ended September 30 2018 and $1.7 million for the nine months ended September 30, 2019 as compared to $2.3 million for the nine months ended September 30, 2018. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating loss was $1.6 million for the three months ended September 30, 2019, as compared to $6.1 million operating income for the three months ended September 30, 2018. The change was mainly due to changes in estimates for consideration payable to the effect of $7.3 million (income) taken in three months ended September 30 2018, which was not present in the current comparable period. Without the item described in the preceding sentence, the operating loss for the three months ended September 30, 2018 would have been $1.2 million, and the increased loss for the 2019 period was  due to new sales initiatives taken by the company, including recruiting a new sales team.

Our operating loss was $4.3 million for the nine months ended September 30, 2019, as compared to $3.7 million operating income for the nine months ended September 30, 2018. The increase was mainly due to changes in estimates for consideration payable  to the effect of $7.1 million (income) taken in the nine months ended September 30 2018, which was not present in the current comparable period. Without the item described in the preceding sentence, the operating loss for the nine months ended September 30, 2018 would have been $3.5 million, and the increased loss is due to new sales initiatives taken by the company, including recruiting a new sales team.

Interest Expense

Our interest expense for the three months ended September 30, 2019 was $0.25 million as compared to $0.2 million for the three months ended September 30, 2018.

Our interest expense for the nine months ended September 30, 2019 and nine months ended September 30, 2018 was $0.6 million.

Liquidity and Capital Resources

Our cash position was approximately $0.5 million as of September 30, 2019, as compared to $1.4 million as of December 31, 2018.

Cash used for operating activities was $2 million during the nine months ended September 30, 2019 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $0.2 million during the nine months ended September 30, 2019. Cash provided by financing activities (predominantly by exercise of warrants) was $1.3 million during the nine months ended September 30, 2019.

Liquidity Concerns

We have incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities and our acquisition strategy. As of September 30, 2019, we had negative working capital of  $4.7 million and cash of $0.5 million on hand. Historically, our principal sources of cash have included bank borrowings and sales of securities. Our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

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

The Company used approximately $2.75 million of the Initial Advance to repay all of its outstanding obligations under the Sterling National bank Credit Facility. Upon payment, the Company’s obligations under the Sterling National Bank Credit Facility were terminated. As of September 30, 2019, the principal balance and accrued interest under the Credit Facility amounted to $ 3.4 million.

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

Accounts Receivable

Accounts receivable for the period ended September 30, 2019 were $7.6 million as compared to $7.9 million as on December 31, 2018.

Accounts Payable

Accounts payable for the period ended September 30, 2019 were $4.7 million as compared to $4.4 million as on December 31, 2018.

Accrued Expense

Accrued expenses for the period ended September 30, 2019 were $1.5 million as compared to $1.7 million as on December 31, 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we previously acquired multiple privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the third quarter ended in 2019 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit	Description
10.1	Form of Exchange Agreement (filed as Exhibit 10.1 to the Form 8-K filed by the Company on September 20, 2019 and incorporated by reference herein)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial and Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial and Accounting Officer
101**
The following materials from Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Furnished herewith.

**
In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2019.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Accounting Officer)