Form 10-K
period 2019-12-31
AMERI Holdings, Inc.
filed 2020-03-25
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Research Court, Suite 750, Suwanee, Georgia	30024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 935-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock $0.01 par value per share	AMRH	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	AMRHW	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $15.76 million based on the closing bid price of the registrant’s common stock of $8.7525 per share on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of March 22, 2020, 3,246,705 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

As used in this annual report, the terms the “Company,” “we,” “us,” “our” and similar references refer to AMERI Holdings Inc., and its subsidiaries together, unless the context indicates otherwise.

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

Organizational Chart

Recent Developments

Spin-Off Transaction

Stock Purchase Agreement

On January 10, 2020, we and Ameri100 Inc. (“Buyer”) entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, the Company will sell to Buyer and Buyer will purchase from the Company one hundred percent (100%) of the outstanding equity interests (the “Purchased Shares”) of Ameri100 Holdco, Inc. (“Holdco”) (the “Spin-Off”).

Prior to the Spin-Off Closing (as defined below), the Company will consummate a reorganization (the “Reorganization”) pursuant to which it will contribute, transfer and convey to Holdco all of the issued and outstanding equity interests of the existing subsidiaries of the Company, constituting the entire business and operations of the Company and its subsidiaries (the “Transferred Legacy Business”). At the Spin-Off Closing, in exchange for the Purchased Shares, all of the issued and outstanding shares of Series A preferred stock of the Company shall be redeemed for a number of shares of Series A preferred stock of Buyer (“Buyer Preferred Stock”) equal to the sum of (a) 431,333 shares of Buyer Preferred Stock plus (b) an additional number of payable-in-kind shares of Buyer Preferred Stock based on a 2% annual interest rate, compounding quarterly, from January 1, 2020 through and including the date of the Spin-Off Closing on the number of shares set forth in clause (a).

Each party’s obligation to consummate the Spin-Off is subject to certain conditions including, but not limited to the consummation of the Reorganization and the consummation of the Amalgamation (as defined below).

Exchange Agreements

In connection with the Agreement, on January 10, 2020, the Company entered into Exchange Agreements (each, an “Exchange Agreement”) with certain creditors of the Company and its subsidiaries (each, a “Converted Debt Holder”), pursuant to which the Company issued in a private offering a total of 599,600 shares of its common stock (the “Exchange Shares”) to such Converted Debt Holders at a price per share of $2.495 in satisfaction of $1,496,000 of the obligations owed by the Company to such Converted Debt Holders, with the remaining $1,000,000 owed to such Converted Debt Holders, plus interest (at an increased rate), due at the closing of the Amalgamation (or the earlier of the termination of the Amalgamation Agreement (as defined below) or 181 days after the date of the Amalgamation Agreement.

Amalgamation Transaction

Amalgamation Agreement

On January 10, 2020, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc. a company organized under the laws of Canada and a wholly-owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly-owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative.

The Amalgamation Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub and Jay Pharma will be amalgamated and will continue as one corporation (“AmalCo”) under the terms and conditions prescribed in the Amalgamation Agreement (the “Amalgamation”), AmalCo shall be a direct wholly-owned subsidiary of ExchangeCo and an indirect wholly-owned subsidiary of the Company.

At the effective time of the Amalgamation (the “Effective Time”), all outstanding shares of Jay Pharma (the “Jay Pharma Shares”) will be converted into the right to receive such number of shares of common stock of the Company representing approximately 84% of the post-closing company’s issued and outstanding shares of common stock (calculated prior to the issuance of those new shares of common stock) (“Resulting Issuer Common Stock”). The Jay Pharma Shares will initially be converted into either (a) ExchangeCo Exchangeable Shares (as defined in the Amalgamation Agreement) or (b) ExchangeCo Special Shares (as defined in the Amalgamation Agreement) which in turn will be exchangeable into freely-trading shares of Resulting Issuer Common Stock. Additionally, each outstanding Jay Pharma stock option will be converted into and become an option to purchase the number of shares of Resulting Issuer Common Stock equal to the Exchange Ratio (as defined in the Amalgamation Agreement) and each outstanding Jay Pharma warrant will be converted into and become a warrant to purchase the number of shares of Resulting Issuer Common Stock equal to the Exchange Ratio.

The Amalgamation Agreement also contains covenants regarding the Company and Jay Pharma using their respective reasonable best efforts to obtain all required governmental and regulatory consents and approvals.

Each party’s obligation to consummate the Amalgamation is subject to certain conditions including, but not limited to:

•	the approval of each of the Company’s and Jay Pharma’s shareholders;
•	the consummation of the Spin-Off;
•	the entering into of certain ancillary agreements by and between the Company and ExchangeCo;
•	the approval of the NASDAQ to approve for listing the common stock of the resulting company.

The Amalgamation Agreement contains certain customary termination rights by either the Company or Jay Pharma, including if the Amalgamation is not consummated within 180 days of the date of the Amalgamation Agreement.

If the Amalgamation Agreement is terminated under certain circumstances, the Company may be obligated reimburse Jay Pharma for expenses incurred in an amount not to exceed $500,000.

Ameri Industry

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

For the twelve months ended December 31, 2019 and December 31, 2018, sales to five major customers accounted for approximately 48% and 39% of our total revenue, respectively.

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

We did not make any material expenditures on research or development activities for the twelve months ended December 31, 2019 and December 31, 2018.

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

Employees

As of December 31, 2019, our total headcount was 397, which includes employees and billable subcontractors. Our employees are not part of a collective bargaining arrangement and we believe our relations with our employees are good.

Government Regulations

In the United States and India, we are subject to or affected by international, federal, state and local laws, regulations and policies, including anti-bribery rules, trade sanctions, data privacy requirements, labor laws and anti-competition regulations, which are constantly subject to change. The descriptions of the laws, regulations and policies that follow are summaries and should be read in conjunction with the texts of the laws and regulations. The descriptions do not purport to describe all present and proposed laws, regulations and policies that affect our businesses.

We believe that we are in compliance with these laws, regulations and policies. Although we cannot predict the effect of changes to the existing laws, regulations and policies or of the proposed laws, regulations and policies that are described below, we are not aware of proposed changes or proposed new laws, regulations and policies that will have a material adverse effect on our business.

We operate in jurisdictions in which local business practices may be inconsistent with international regulatory requirements, including anti-corruption and anti-bribery regulations prescribed under the U.S. Foreign Corrupt Practices Act (“FCPA”), which, among other things, prohibits giving or offering to give anything of value with the intent to influence the awarding of Government contracts. Also, India’s Prevention of Corruption (Amendment) Bill 2013 (“PCA”) prohibits giving bribe to a public servant. To help ensure compliance with these laws and regulations, we have adopted specific risk management and compliance practices and policies, including a specific policy addressing the FCPA.

Jay Pharma Business Overview

Jay Pharma is an evidence-based pharmaceutical company, dedicated to developing innovative cannabinoid-based products and combination therapies to improve the quality of life for those living with serious and chronic conditions, initially focusing on oncology care. Jay Pharma seeks to improve the lives of persons suffering from cancer, initially by developing cancer care and wellness products for persons suffering from certain side effects of cancer and cancer treatment. Jay Pharma currently intends to offer such palliative cancer care and wellness products, once approved for commercialization in the United States, if ever. Jay Pharma is also aiming to advance a pipeline of novel cannabinoid combination therapies for hard-to-treat cancers, including glioblastoma multiforme (GBM). Jay Pharma intends to bring leading oncology clinicians and researchers, academic and industry partners, proprietary products and data, and eventually a robust pipeline of product candidates, to improve quality of life and provide symptomatic relief to cancer patients.

In developing its product candidates, Jay Pharma intends to focus solely on cannabinoids derived from hemp and synthetic materials containing no tetrahydrocannabinol (THC) in order to comply with U.S. federal regulations.  Of the potential cannabinoids to be used in therapeutic formulations, THC, which is responsible for the psychoactive properties of marijuana, can result in undesirable mood effects. Cannabidiol (CBD) and cannabigerol (CBG), on the other hand, are not psychotropic and are therefore more attractive candidates for translation into therapeutic practice.  In the future, Jay Pharma may utilize cannabinoids that are derived from cannabis plants, which may contain THC; however, Jay Pharma only intends to do so in jurisdictions where THC is legal.

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

Risks Relating to Our Business and Industry

If the requirements of our indebtedness are not satisfied, a default could be deemed to occur and our lenders or the holders of our notes could accelerate the payment of the outstanding indebtedness.

As of December 31, 2019, we had an outstanding aggregate of $1 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to one of our accredited investor, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum and matured in March 2020. We have not repaid the 2017 Notes and do not currently have sufficient funds available to meet these obligations.

We recorded a net loss for the twelve months ended December 31, 2019 and December 31, 2018 and there can be no assurance that our future operations will result in net income.

For the twelve months ended December 31, 2019, and December 31, 2018, we had net revenue of $40 million and $43 million, respectively, and we had comprehensive net loss of $6.1 million and $19.4 million, respectively. At December 31, 2019, we had stockholders’ equity of approximately $10.6 million and an accumulated deficit of approximately $40.5 million. There can be no assurance that our future operations will result in net income. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The fee we charge for our solutions and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our solutions at acceptable prices relative to our costs, or if we fail to develop and introduce new solutions on a timely basis and services from which we can derive additional revenues, our financial results will suffer.

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

We have incurred significant and recurring operational losses as a result of our ongoing acquisition strategy. As of December 31, 2019, we had outstanding cash payment obligations related to our past acquisitions of approximately $2.5 million and which amount is currently reduced to $1 Million.  If our current cash position does not improve significantly, we will not have sufficient cash on hand to meet these obligations.  Due to our working capital constraints, we are not current in all payments to all our unsecured noteholders. We are working with certain of our unsecured noteholders to negotiate payment terms until we are able to raise more capital.

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

For the twelve-month period ended December 31, 2019 and December 31, 2018, sales to five major customers accounted for approximately 48% and 39%, respectively, of our total revenue.  Consequently, if our top clients reduce or postpone their IT spending significantly, this may lower the demand for our services and negatively affect our revenues and profitability. Further, any significant decrease in the growth of the financial services or other industry segments on which we focus may reduce the demand for our services and negatively affect our revenues, profitability and cash flows.

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

We generally provide payment terms ranging from 30 to 60 days. As a result, we generate significant accounts receivable from sales to our customers, representing approximately 84% of current assets as of December 31, 2019 and approximately 78% of current assets as of December 31, 2018. Accounts receivable from sales to customers were $6.4 million as of December 31, 2019 and $7.9 million as of December,31 2018. As of December 31, 2019, the largest amount owed by a single customer was approximately 11% of total accounts receivable. As of December 31, 2019, we had an allowance of $85,430 for doubtful accounts. If any of our significant customers have insufficient liquidity, we could encounter significant delays or defaults in payments owed to us by such customers, and we may need to extend our payment terms or restructure the receivables owed to us, which could have a significant adverse effect on our financial condition. Any deterioration in the financial condition of our customers will increase the risk of uncollectible receivables. Global economic uncertainty could also affect our customers’ ability to pay our receivables in a timely manner or at all or result in customers going into bankruptcy or reorganization proceedings, which could also affect our ability to collect our receivables.

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

Global health crises may adversely affect our planned operations.

Our business could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of novel coronavirus (COVID-19). A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect our planned operations. Such events could result in the complete or partial closure of one or more of our offices or the operations of our customers which could impact our operations. In addition, it could impact economies and financial markets, resulting in an economic downturn that could impact our ability to raise capital or slow down potential business opportunities.

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

As of December 31, 2019, we had approximately $2.9 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

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

The Company used approximately $2.75 million of the Initial Advance to repay all of its outstanding obligations under the Credit Facility of Sterling National Bank. Upon payment, the Company’s obligations under the erstwhile Credit Facility were terminated.

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

In addition, as of December 31, 2019, we had an outstanding aggregate of $1 million in 5% Convertible Unsecured Debentures (the “Debentures”), which were issued to one of accredited investors. The Debentures bear interest at 5% per annum and are convertible at $0.109 per share.

In addition, as of December 31, 2019, we have an outstanding aggregate of $1 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to one of our accredited investor, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

The 2017 Notes are convertible into shares of our common stock at a conversion price equal to $70. The holders of the 2017 Notes have the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of the Company’s common stock at the then applicable conversion price.

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

Our common stock may be delisted if we fail to comply with continued listing standards.

If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

• a $1.00 minimum closing bid price;
• stockholders’ equity of $2.5 million;
• 500,000 shares of publicly-held common stock with a market value of at least $1 million;
• 300 round-lot stockholders; and
• compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of our common stock could result in our common stock becoming a “penny stock” under the Exchange Act.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. We currently have 424,938 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock Certificate of Designation provides for (a) the payment in-kind in additional shares of Series A Preferred of dividends for all dividend periods from April 1, 2018 through March 31, 2020 at a rate of 2% per annum of the liquidation preference (the “Adjusted Rate”); and, commencing April 1, 2020, we will pay cash dividends per share at a rate per annum equal to the Adjusted Rate multiplied by the liquidation preference; provided, however, dividends for periods ending after April 1, 2020 may be paid at the election of the Company’s board of directors in-kind through the issuance of additional shares of Series A Preferred for up to four dividend periods in any consecutive 36-month period, determined on a rolling basis. Our Series A Preferred Stock gives its holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of additional series of preferred stock with such rights preferential to the rights of our common stock, including the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This is largely due to the fact that we have in the past acquired a number of privately held companies as part of our growth strategy and implementing our control procedures over all acquired subsidiaries takes time. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

Risks Related to the Proposed Amalgamation

There is no assurance when or if the amalgamation will be completed. Any delay in completing the amalgamation may substantially reduce the intended benefits that Ameri and Jay Pharma expect to obtain from the amalgamation.

Completion of the amalgamation is subject to the satisfaction or waiver of a number of conditions as set forth in the Amalgamation Agreement, including the approval by Ameri’s stockholders and Jay Pharma’s shareholders, approval by NASDAQ of Ameri’s application for the listing of common stock in connection with the amalgamation, and other customary closing conditions. There can be no assurance that Ameri and Jay Pharma will be able to satisfy the closing conditions or that closing conditions of the amalgamation beyond their control will be satisfied or waived. If such conditions are not satisfied or waived, the amalgamation may not occur or will be delayed, and Ameri and Jay Pharma each may lose some or all of the intended benefits of the amalgamation. In addition, if the Amalgamation Agreement is terminated under certain circumstances, Ameri or Jay Pharma may be required to pay a termination fee of $500,000. Moreover, each of Ameri and Jay Pharma has incurred and expect to continue to incur significant expenses related to the amalgamation, such as legal and accounting fees, some of which must be paid even if the amalgamation is not completed.

In addition, if the Amalgamation Agreement is terminated and Ameri’s or Jay Pharma’s board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the amalgamation. In such circumstances, Ameri’s board of directors may elect to, among other things, divest all or a portion of Ameri’s business, or take the steps necessary to liquidate all of Ameri’s business and assets, and in either such case, the consideration that Ameri receives may be less attractive than the consideration to be received by Ameri pursuant to the Amalgamation Agreement.

The amalgamation will substantially dilute the voting power of current Ameri stockholders. Having a minority share position may reduce the influence that current stockholders have on the management of Ameri.

Upon completion of the amalgamation and the transactions contemplated in the Amalgamation Agreement, the issuance of the shares Ameri common stock to Jay Pharma equity holders in the amalgamation will significantly reduce the ownership stake and relative voting power of each share of Ameri common stock held by current Ameri stockholders. Consequently, following the amalgamation, the ability of Ameri’s current stockholders to influence the management of Ameri will be substantially reduced.

The announcement and pendency of the amalgamation could have an adverse effect on Ameri’s or Jay Pharma’s business, financial condition, results of operations or business prospects.

The announcement and pendency of the amalgamation could disrupt Ameri’s and/or Jay Pharma’s businesses in the following ways, among others:

•
Ameri’s or Jay Pharma’s current and prospective employees could experience uncertainty about their future roles within the resulting company; and, this uncertainty might adversely affect Ameri’s or Jay Pharma’s ability to retain, recruit and motivate key personnel;

•
the attention of Ameri’s or Jay Pharma’s management may be directed towards the completion of the amalgamation and other transaction-related considerations and may be diverted from the day-to-day business operations of Ameri or Jay Pharma, as applicable, and matters related to the amalgamation may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Ameri or Jay Pharma, as applicable;

•
customers, prospective customers, suppliers, collaborators and other third parties with business relationships with Ameri or Jay Pharma may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with Ameri or Jay Pharma as a result of the amalgamation, whether pursuant to the terms of their existing agreements with Ameri or Jay Pharma; and

Should they occur, any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, Ameri or Jay Pharma.

During the pendency of the amalgamation, Ameri or Jay Pharma may not be able to enter into a business combination with another party and will be subject to contractual limitations on certain actions because of restrictions in the Amalgamation Agreement.

Covenants in the Amalgamation Agreement impede the ability of Ameri or Jay Pharma to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the amalgamation other than the Spin-Off. As a result, if the amalgamation is not completed, the parties may be at a disadvantage to their competitors. In addition, while the Amalgamation Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition, a tender offer, a amalgamation or other business combination outside the ordinary course of business. These restrictions may prevent each of Ameri and Jay Pharma from pursuing otherwise attractive business opportunities or other capital structure alternatives and making other changes to its business or executing certain of its business strategies prior to the completion of the amalgamation, which could be favorable to Ameri stockholders or Jay Pharma shareholders.

Risks Related to the Business of Jay Pharma

Jay Pharma is dependent on the success of its product candidates, which are in early stages of development, and there can be no assurances that its product candidates will reach a particular stage in clinical development, receive regulatory approval or be successfully commercialized.

Jay Pharma’s success will depend on its ability to successfully develop and commercialize its product candidates through its development programs. Jay Pharma may never be able to develop products which receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA or any other regulatory authority will approve these product candidates.

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or “FDCA,” and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies, and formulation studies according to Good Laboratory Practices and other applicable regulations;

•	Submission to the FDA of an Investigational New Drug Application, or an “IND,” which must become effective before human clinical trials may begin in the United States;

•
Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices, or GCPs, which sufficiently demonstrate the safety and efficacy of the proposed drug or biologic for its intended uses;

•	Submission to the FDA of a New Drug Application, or an NDA, for a new drug product;

•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;

•	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA or biologics license application; and

•	FDA review and, potentially, approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. There can be no certainty that approvals will be granted.

Jay Pharma depends substantially on the data, expertise and products of Tikun Olam, one of its collaboration partners.

Jay Pharma relies heavily on the data, expertise and products of Tikun Olam, its collaboration partner, to advance its product candidates. Jay Pharma’s ability to successfully develop its product candidates largely depends on the expertise and skills of its collaboration partners. Tikun Olam has the right, under certain circumstances, to terminate its agreements with Jay Pharma. A failure by Jay Pharma’s partners to successfully perform the applicable services in relation to the development of its product candidates, or the termination of agreements with its partners, would have a material adverse effect on its business, results of operations and financial condition. In addition to collaboration, Jay Pharma is party to several contractual arrangements, including license agreements, with Tikun Olam and its affiliates.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive office is located in approximately 3,269 square feet of office space in Suwanee, Georgia and is situated within an office that also serves as the principal office of Ameri Georgia. We currently pay rent of $4,683 per month for this principal office. We also lease administrative, marketing and support facilities in Dallas, Texas; Atlanta, Georgia; and Chandler, Arizona in the U.S. and Bangalore in India. We believe our present facilities are suitable and adequate for our current operating needs.

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

A 1-for-25 reverse share split of our outstanding common stock was effected on November 25, 2019 as approved by our Board of Directors and a majority of our shareholders. The reverse share split reduced the number of common shares issued and outstanding from approximately 62.8 million to 2.5 million as of December 31, 2019. As such, all references to share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the 1-for-25 reverse share split, except for the authorized number of shares of our common stock and the par value per share, which were not affected.

Holders

As of March 1, 2020, we had 579 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

ITEM 6.  SELECTED FINANCIAL DATA

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

For the years ended December 31, 2019 and December 31, 2018, sales to five major customers accounted for approximately 48% and 39% of our total revenue, respectively. For the year ended December 31, 2019, three of our customers contributed 14%, 13% and 10% of our revenue, and for the year ended December 31, 2018, two of our customers contributed 14% and 10% of our revenue.

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

We have incurred significant and recurring operational losses as a result of our ongoing acquisition strategy. We have outstanding cash payment obligations related to our past acquisitions of approximately $2.5 million. Notwithstanding our working capital constraints, we are current in all payments to all our unsecured noteholders. We are working with certain of our unsecured noteholders to negotiate payment terms until we are able to raise more capital.

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

Recent Developments

On January 10, 2020, we entered into the Stock Purchase Agreement with respect to the Spin-Off and the Amalgamation Agreement with respect to the Amalgamation. See “Business-Recent Developments” on page 2 above.

Result of Operations

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Twelve Months Ended December 31,
	2019	2018

Net revenue	$39,914,675	$42,998,280
Cost of revenue	31,763,955	34,014,776
Gross profit	8,150,720	8,983,504

Operating expenses:
Selling, general and administration	12,210,317	10,794,822
Depreciation and amortization	2,265,297	2,903,662
Acquisition related expenses	-	333,237
Changes in estimate for consideration payable	-	(6,940,310)
Impairment charges on goodwill and intangible assets	-	9,038,553
Operating expenses	14,475,614	16,129,964
Operating Income (loss):	(6,324,894)	(7,146,460)

Interest expense	(691,138)	(729,896)
Other income	4,540	88,161
Change in fair value of warrant liability	1,796,174	(2,760,819)
Total other income /(expenses)	1,109,576	(3,402,554)
Income (loss) before income taxes	(5,215,318)	(10,549,014)
Income tax benefit	(388,657)	(6,348,502)
Net Income (loss)	(5,603,975)	(16,897,516)
Dividend on preferred stock	(426,003)	(2,583,185)
Net (loss) attributable to common stock holders	(6,029,978)	(19,480,701)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	(26,985)	50,122
Total comprehensive income (loss)	$(6,056,963)	(19,430,579)
Comprehensive (loss) attributable to the Company	(6,056,963)	(19,430,579)
Comprehensive (loss) attributable to the non-controlling interest	-	-
	(6,056,963)	(19,430,579)
Basic income (loss) per share	$(2.83)	$(20.47)
Diluted income (loss) per share	$(2.83)	$(20.47)

Basic weighted average number of shares	2,128,806	951,601
Diluted weighted average number of shares	2,128,806	951,601

Revenues

Revenues for the year ended December 31, 2019 decreased by $3.1 million, or 6%, as compared to the year ended December 31, 2018, mainly because we did not pursue certain low margin professional services business during the year ended December 31, 2019.

For the years ended December 31, 2019 and December 31, 2018, sales to five major customers accounted for approximately 48% and 39% of our total revenue, respectively. For the year ended December 31, 2019, three of our customers contributed 14%, 13% and 10% of our revenue, and for the year ended December 31, 2018, two of our customers contributed 14% and 10% of our revenue.

We derived most of our revenues from our customers located in North America for the years ended December 31, 2019 and December 31, 2018.

Gross Margin

Our gross margin was 20% and 21% for the year ended December 31, 2019 and December 31 2018 respectively.

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

SG&A expenses for the year ended December 31, 2019 were $12.2 million, as compared to $10.8 million for the year ended December 31, 2018.  SG&A expenses increased by $1.4 million. The increase was mainly due to new sales initiatives taken by the company, including recruiting and compensating a new sales team.

Depreciation and Amortization

Depreciation and amortization expense amounted to $2.3 million for the year ended December 31, 2019, as compared to $2.9 million for the year ended December 31, 2018. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.  Our amortization schedule is as follows:

Year ending December 31,	Amount
2020	2,075,610
2021	1,383,611
2022	125,000
Total	$3,584,221

Changes in Estimates

During the year ended December 30, 2018 the Company recognized a one-time non-cash gain in the amount of $6.9 million as a result of the Company’s change in estimate of its consideration payable related to its acquisition of Ameri Arizona. The Company had previously accounted for total equity consideration payable of $10.4 million, which was reduced to $3.3 million as a result of two former members of Ameri Arizona electing to receive approximately $2.5 million in cash and the issuance of equity valued at $0.8 million to the third former member Ameri Arizona who had not elected to receive cash.

Impairment on goodwill and intangibles

As a result of our annual impairment testing on goodwill and of triggering events identified with respect to certain intangible assets, we recorded impairment charges of $0 and $9.0 million for the year ended December 31, 2019 and December 31, 2018 respectively with respect to the goodwill of certain of our reporting units and certain customer lists.

Operating Income (loss)

Our operating loss was $6.3 million for the year ended December 31, 2019, as compared to $7.2 million for the year ended December 31, 2018. This decrease was mainly due to the decrease in Impairment charges on goodwill and intangibles.

Interest Expense

Our interest expense for the year ended December 31, 2019 and December 31, 2018 was $0.7 million.

Changes in fair value of warrant liability

In connection with a private placement transaction during 2018 as described further below, we issued warrants that were determined to be derivative financial instruments, and accordingly require adjustments to remeasure them to fair value upon certain events as described below. During the year ended December 31, 2019 and December 31, 2018, we recognized $1.8 million and $(2.8) Million in changes in fair value from the initial issuance date through the end of the year.

Income Taxes

The total tax expenses were $(0.4) million and $(6.3) million for the year ended December 31, 2019 and December 31, 2018 respectively.

 Acquisition Related Expenses

We had acquisition related expenditures of $0 and $0.3 million during the years ended December 31, 2019 and December 31, 2018, respectively. These expenses included legal, professional services, valuation and due diligence services and other acquisition related fees incurred in connection with our acquisitions. The decrease was due to the decline in acquisition related activities in the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Liquidity and Capital Resources

Our cash position was $0.4 million as of December 31, 2019, as compared to $1.4 million as of December 31, 2018.

Cash used for operating activities was $2.4 million during the years ended December 31, 2019 and $2.6 million during the year ended December 31, 2018.  We were able to control the level of cash used for operating activities from year to year through cost-cutting measures that reduced working capital requirements. Cash used in investing activities was $0.3 million during the year ended December 31, 2019. Cash provided by financing activities was $1.8 million during the year ended December 31, 2019 and was attributable to the exercise of series A warrants , issue of debentures and net bank borrowings.

Liquidity Concerns

As of December 31, 2019, we had negative working capital of $6.8 million and cash of $0.4 million. Our principal sources of cash have included bank borrowings, the private placement of shares and net bank borrowings. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

Available Credit Facility, Borrowings and Repayment of Debt

As of December 31, 2019, we had approximately $2.9 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

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

The Company used approximately $2.75 million of the Initial Advance to repay all of its outstanding obligations under the Credit Facility of Sterling National Bank. Upon payment, the Company’s obligations under the erstwhile credit facility were terminated.

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

In addition, we have an outstanding aggregate of $1.5 million in 5% Convertible Unsecured Debentures (the “Debentures”), which were issued to one of accredited investors. The Debentures bear interest at 5% per annum and are convertible at $2.70 per share.

Effective February 27, 2020, we entered into a note purchase and security agreement with an investor for the sale of a $1,000,000 secured promissory note, which accrues interest at rate of 7.25% and is due on August 31, 2020.

In addition, as of December 31, 2019, we have an outstanding aggregate of $1 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to one of our accredited investor, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum and became due in March 2020. We have not repaid the 2017 Notes and do not currently have sufficient funds available to meet these obligations.

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

Accounts Receivable

Accounts receivable for the year ended December 31, 2019 were $6.4 million as compared to $7.9 million as on December 31, 2018 due to decrease in revenue.

Accounts Payable

Accounts payable for the year ended December 31, 2019 were $4.7 million as compared to $4.4 million as on December 31, 2018.

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

Warrant Liability

The Company accounts for the warrants issued in July 2018 in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements into U.S. Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of ASC 830, Foreign Currency Matters. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within stockholders’ equity (deficit).

Recent Accounting Pronouncements

a.

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company’s investment portfolio as of September 30, 2019, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, for trade receivables, due to their short duration and the credit profile of the Company’s customers, the effect of transitioning from the incurred losses model to the expected losses model is not expected to be material.

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

Not applicable.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being December 31, 2019, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are not yet effective as of the end of the period covered by this report as noted below in management’s report on internal control over financial reporting. This is largely due to the fact that we have in the past acquired a number of privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries have taken time to implement.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we have in the past acquired a number of privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries have taken time to implement.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to rules of the SEC that permit our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in the Exchange Act, Rules 13a-15(f)) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names and ages of our current executive officers and directors, and their positions with us, are as follows:

Name	Age	Position
Srinidhi “Dev” Devanur	54	Executive Chairman of the Board
Brent Kelton	49	Chief Executive Officer
Barry Kostiner	49	Chief Financial Officer
Dimitrios J. Angelis	50	Director
Thoranath Sukumaran	68	Director
Carmo Martella	53	Director

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

Carmo Martella became a member of our Board in April 2019. Mr. Martella previously served as Chief Technology Officer of MedData from January 2017 through January 2019. Prior to MedData, he was a Senior Director for Amtrak from August 2014 through January 2017. Prior to that he held positions at Broto Legal (2013-2014) and IBM (1999-2013). He received his B.A. in education from Illinois College and his MA-ABD from the University of Illinois at Springfield.

All directors hold office until the expiration of their term at each year’s annual meeting of stockholders and the election and qualification of their successors. Officers serve at the discretion of the Board.

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
Srinidhi “Dev” Devanur

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

401(k) and Other Benefits. During 2019, our executive officers were eligible to receive certain benefits generally available to all our employees on the same terms, including medical, dental and vision insurance, long-term and short-term disability insurance, life and accidental death and dismemberment insurance, health and dependent care flexible spending accounts, educational and employee assistance, paid-time-off, and certain other benefits. During 2015, we also maintained a tax-qualified 401(k) Plan, which provides for broad-based employee participation. During 2019, under the 401(k) Plan, at the Company’s discretion, all employees were eligible to receive matching contributions from Ameri of (i) 100% of their first 3% of employee contributions and (ii) 50% of the next 2% of employee contributions up to an aggregate maximum of $10,600 per employee, per year, subject to vesting provisions.

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

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2019 and December 31, 2018 by our Chief Executive Officer and our two other most highly compensated executive officers (our “Named Executive Officers”) who were employed by us during such years.

Name & Principal	Transition Period or Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Ended	($)	($)	($)	($)	($)	($)	($)	($)
Brent	12/31/2019	250,000	-	—	—	—	—	—	250,000
Kelton	12/31/2018	250,000	100,000	—	—	—	—	—	350,000
Chief
Executive
Officer

Barry	12/31/2019	200,000	-	—	—	—	—	—	200,000
Kostiner	12/31/2018	50,000	10,000	—	—	—	—	—	60,000
Chief
Financial
Officer
Srinidhi (Dev)	12/31/2019	250,000	—	—	—	—	—	—	250,000
Devanur	12/31/2018	250,000	50,000	—	—	—	—	—	300,000
Executive
Chairman

Grants of Plan-Based Awards

During the year ended 2019 the company did not grant any  options to purchase shares of our common stock to employees and directors.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, there were no outstanding equity incentive awards held by any of our named executive officers pursuant to our equity incentive plans.

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

On October 17, 2018, pursuant to an employment letter (the “Employment Letter”), Mr. Kostiner will receive an annual base salary of $200,000 and be eligible for bonus payments of up to an aggregate of $50,000 as determined by the Board of Directors, based on meeting and exceeding mutually agreed upon annual performance goals. Additionally, Mr. Kostiner received an option to purchase 6,000 shares of common stock with an exercise price based on the closing price of the Company’s common stock on the grant date and expiring on the fifth anniversary of the grant date. The option vests in thirds on each of the first through third anniversaries of October 17, 2018, the grant date.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On April 20, 2015, our Board and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the “Plan”) and a grant of discretionary authority to the executive officers to implement and administer the Plan. The Plan allows for the issuance of up to 160,000 shares of our common stock for award grants (all of which can be incentive stock options). The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. As of December 31, 2019, no restricted stock units and options for the purchase of shares of our common stock had been granted. The Board of Directors adopted the Plan to provide a means by which our employees, directors, officers and consultants may be granted an opportunity to purchase our common stock, to assist in retaining the services of such persons, to secure and retain the services of persons capable of filling such positions and to provide incentives for such persons to exert maximum efforts for our success.

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

The following table sets forth information regarding our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	109,938	$29.25	42,114
Warrants and options issued outside of our equity compensation Plan			—
Total	109,938	$29.25	42,114

DIRECTOR COMPENSATION

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Stock Awards	RSU & Option Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)

Srinidhi “Dev” Devanur		-	-	-	-
Dimitrios J. Angelis	72,000	-			72,000
Carmo Martella	64,000	-			64,000
James Shad*	17,000	-			17,000
David Luci**	14,000	-			14,000
Thoranath Sukumaran	70,000	-			70,000
TOTAL	237,000	-			237,000

*Resigned from Board  effective  February 11, 2019.
** Resigned from Board  effective  March 28, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 11, 2020 regarding the beneficial ownership of our common stock by (i) each person we know to be the beneficial owner of 5% or more of our common stock, (ii) each of our current executive officers, (iii) each of our directors, and (iv) all of our current executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% or more stockholder, as the case may be. The address for all executive officers and directors is c/o Ameri Holdings, Inc., 5000 Research Court, Suite 750, Suwanee, Georgia, 30024.

Percentage of beneficial ownership in the table below is calculated based on 3,246,705 shares of common stock outstanding as of March 11, 2020. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 11, 2020. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

Executive Officers and Directors:

Srinidhi “Dev” Devanur	251,055	7.73%
Brent Kelton	43,386	1.34%
Barry Kostiner	-	-
Dimitrios J. Angelis	1,642	*
Thoranath Sukumaran	-	-
Carmo Martella	-	-
All executive officers and directors as a group (6 persons)	296,083	9.12%
*	Less than one percent of outstanding shares.

(1)	Unless otherwise indicated, the address of each person or entity is c/o AMERI Holdings, Inc., 5000 Research Court, Suite 750, Suwanee, Georgia, 30024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following represent transactions or series of similar transactions, since January 1, 2018 to which we have been a participant in which the amount involved exceeded or will exceed the lesser of (a) $120,000 or (b) 1% of our average total assets at year end for the last two completed fiscal years, and in which any of our director, executive officer, holder of more than 5% of our capital stock, promotor or certain control person or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that all directors, except for Srinidhi Devanur, our Executive Chairman, are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules). In determining the independence of our directors, the Board of Directors considered all transactions in which the Company and any director had any interest, including those discussed under “Related Transactions.”

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

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2019 and the year ended December 31, 2018. The below fees were paid to the firm Ram Associates. All non-audit related services in the table were pre-approved and/or ratified by the Audit Committee of our Board of Directors.

Type of Fees	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$85,000	$85,000
Audit Related Fees	—	—
Tax Fees	11,500	—
All Other Fees	—	-
Total	$96,500	$85,000

Types of Fees Explanation

Audit Fees. Audit fees were incurred for accounting services rendered for the audit of our consolidated financial statements for the years ended December 31, 2019 and 2018 and reviews of quarterly consolidated financial statements.

Tax Fees. Tax fees were incurred for Preparation and filing of consolidated state and federal tax returns.

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

2.5
Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed with the SEC on January 13, 2020)

2.6
Amalgamation Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., Jay Pharma ExchangeCo., Inc. and Barry Kostiner.* (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K, filed with the SEC on January 13, 2020)

3.1
Amended and Restated Certificate of Incorporation of Ameri Holdings, Inc. (filed as Exhibit 3.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

3.2
Certificate of Amendment of Certificate of Incorporation, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on November 22, 2019)

3.3
Amended and Restated Certificate of Designation of Rights and Preferences of 9.00% Series A Cumulative Preferred Stock (filed as Exhibit 3.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

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

4.5*	Description of Securities

4.6
Form of 8% Convertible Unsecured Promissory Note due March 2020 (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

4.7	Form of 6% Unsecured Promissory Note (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).

4.8	Form of Warrant issued in July 2018 Financing (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

4.9
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

10.7
Amendment to 6% Unsecured Promissory Note and Waiver Agreement, dated February 28, 2018, by and between Ameri Holdings, Inc. and Moneta Ventures Fund I, L.P. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2018 and incorporated herein by reference).

10.8
Amendment Agreement, dated as of June 22, 2018, by and between Ameri Holdings, Inc. and Lone Star Value Investors, LP. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2018 and incorporated herein by reference).

10.9
First Amendment to the Ameri Holdings, Inc. 2015 Equity Incentive Award Plan. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

10.10
Employment Letter, dated October 17, 2018, between Ameri and Partners Inc and Barry Kostiner (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 17, 2018 and incorporated herein by reference).

10.11
Employment Agreement between Srinidhi “Dev” Devanur and the Company, effective December 11, 2018 (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2018 and incorporated herein by reference).

10.12
Loan and Security Agreement, dated January 23, 2019, by and between (i) Ameri100 Arizona LLC, (ii) Ameri100 Georgia, Inc., (iii) Ameri100 California, Inc. and (iv) Ameri and Partners, Inc. and North Mill Capital LLC (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.13
Revolving Credit Master Promissory Note, dated January 23, 2019 (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.14
Corporate Guaranty, dated January 23, 2019, by Ameri Holdings, Inc. in favor of North Mill Capital LLC (filed as Exhibit 10.3 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.15
Security Agreement, dated January 23, 2019, by and between Ameri Holdings, Inc. and North Mill Capital LLC (filed as Exhibit 10.4 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.16	Form of Guarantor Indemnification Agreement (filed as Exhibit 10.5 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.17	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on September 20, 2019)

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 25, 2019)

10.19	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on November 25, 2019)

10.20
Form of Exchange Agreement, by and among AMERI Holdings, Inc., Ameri100, Inc. and each Converted Debt Holder* (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 13, 2020)

10.21	Note Purchase and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 4, 2020)

10.22	Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on March 4, 2020)

21.1*	List of Subsidiaries.

23.1*	Consent of Ram Associates, CPA.

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial and Accounting Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial and Accounting Officer

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AMERI Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ameri Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Hamilton, NJ

March 25, 2020.

AMERI HOLDINGS, INC.
 CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$431,400	$1,371,331
Accounts receivable	6,384,148	7,871,422
Other current assets	783,606	818,600
Total current assets	7,599,154	10,061,353
Other assets:
Property and equipment, net	83,128	58,892
Intangible assets, net	3,584,221	5,778,036
Goodwill	13,729,770	13,729,770
Deferred income tax assets, net	8,879	9,399
Total other assets	17,405,998	19,576,097
Total assets	$25,005,152	$29,637,450

Liabilities
Current liabilities:
Line of credit	$2,881,061	$3,950,681
Accounts payable	4,696,352	4,377,794
Other accrued expenses	1,989,894	1,697,636
Current portion - long-term notes	-	6,450
Convertible notes	1,000,000	1,250,000
Debentures	1,000,000	-
Consideration payable – cash	2,496,000	2,696,000
Consideration payable – equity	-	605,223
Dividend payable – Preferred stock	320,298	105,181
Total current liabilities	14,383,605	14,688,965
Long-term liabilities:
Warrant liability	-	4,189,388
Total long-term liabilities	-	4,189,388
Total liabilities	14,383,605	18,878,353

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 424,938 and 420,720 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	4,249	4,207
Common stock, $0.01 par value; 100,000,000 shares authorized, 2,522,095 and 1,693,165 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	25,221	16,932
Additional paid-in capital	51,040,296	45,129,214
Accumulated deficit	(40,508,231)	(34,478,253)
Accumulated other comprehensive income (loss)	60,012	86,997
Total stockholders’ equity	10,621,547	10,759,097
Total liabilities and stockholders’ equity	$25,005,152	$29,637,450

  See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 31,
	2019	2018

Net revenue	$39,914,675	$42,998,280
Cost of revenue	31,763,955	34,014,776
Gross profit	8,150,720	8,983,504

Operating expenses:
Selling, general and administration	12,210,317	10,794,822
Depreciation and amortization	2,265,297	2,903,662
Acquisition related expenses	-	333,237
Changes in estimate for consideration payable	-	(6,940,310)
Impairment charges on goodwill and intangible assets	-	9,038,553
Operating expenses	14,475,614	16,129,964
Operating Income (loss):	(6,324,894)	(7,146,460)

Interest expense	(691,138)	(729,896)
Other income	4,540	88,161
Change in fair value of warrant liability	1,796,174	(2,760,819)
Total other income /(expenses)	1,109,576	(3,402,554)
Income (loss) before income taxes	(5,215,318)	(10,549,014)
Income tax benefit	(388,657)	(6,348,502)
Net Income (loss)	(5,603,975)	(16,897,516)
Dividend on preferred stock	(426,003)	(2,583,185)
Net (loss) attributable to common stock holders	(6,029,978)	(19,480,701)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	(26,985)	50,122
Total comprehensive income (loss)	$(6,056,963)	(19,430,579)
Comprehensive (loss) attributable to the Company	(6,056,963)	(19,430,579)
Comprehensive (loss) attributable to the non-controlling interest	-	-
	(6,056,963)	(19,430,579)
Basic income (loss) per share	$(2.83)	$(20.47)
Diluted income (loss) per share	$(2.83)	$(20.47)

Basic weighted average number of shares	2,128,806	951,601
Diluted weighted average number of shares	2,128,806	951,601

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
DECEMBER 31, 2019

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total stockholders' equity
Balance at Dec 31, 2017	726,509	$7,265	405,395	$4,054	$34,397,541	$36,877	$(14,997,552)	$19,448,185
Net Loss for the period							(19,480,701)	(19,480,701)
Other comprehensive income (loss)						50,120		50,120
Warrants conversion to shares	781,486	7,815			698,453			706,268
Shares Issued as consideration for acquisition of Subsidiary (ATCG)	11,334	113			605,110			605,223
Shares Issued towards earnout	15,561	156			642,694			642,850
Stock, Option, RSU and Warrant Expense	-				1,239,989			1,239,989
Compensation to Directors	3,875	39			(39)			-
Conversion of Options	22,400	224			806,175			806,399
Shares issued - Private Placement	130,000	1,300			4,249,960			4,251,260
Isuue of Preference shares for Q1 and Q2 dividend	-		15,325	153	766,055			766,208
Shares Issued on seperation	2,000	20			11,480			11,500
LSV - Preferred Dividend	-				1,711,796			1,711,796

								-
Balance at December 31, 2018	1,693,165	$16,932	420,720	$4,207	$45,129,214	$86,997	$(34,478,253)	$10,759,097

Balance at Dec 31, 2018	1,693,165	$16,932	420,720	$4,207	$45,129,214	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period							(6,029,978)	(6,029,978)
Other comprehensive income (loss)						(26,985)		(26,985)
Shares Issued towards earnouts	131,570	1,316			603,909			605,225
Exercise of Warrants (PIPE series A&B)	688,097	6,881			4,509,927			4,516,808
Stock Compensation expenses					586,495			586,495
Preferred stock issued			4,218	42	210,844			210,886
Shares issued for Fraction shares on reverse split	9,263	93			(93)			-
Balance at December 31, 2019	2,522,095	$25,221	424,938	$4,249	$51,040,296	$60,012	$(40,508,231)	$10,621,547

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	December, 31
	2019	2018
Cash flow from operating activities
Net Income (loss)	(6,029,978)	(19,480,701)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	2,265,297	2,903,662
Impairment on goodwill and Intangible assets	-	9038553
Provision for Preference dividend	426,003	2,583,184
Changes in fair value of warrants	(1,796,174)	2,760,819
Changes in estimate of contingent consideration	-	(6,940,310)
Stock, option, restricted stock unit and warrant expense	586,495	1,251,489
Foreign exchange translation adjustment	(26,985)	-
Provision for Income taxes ( net off deferred income taxes)	388,657	6,348,502
Loss on sale of fixed assets	(11,386)	(2,139)
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	1,487,274	967,031
Other current assets	34,994	105,666
Increase (decrease) in:
Accounts payable and accrued expenses	222,679	(2,101,251)
Net cash provided by (used in) operating activities	(2,453,123)	(2,565,495)
Cash flow from investing activities
Purchase of fixed assets	(84,331)	6,421
Acquisition consideration	(200,000)	(3,645,667)
Investments		-
Net cash used in investing activities	(284,331)	(3,639,246)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	(1,326,070)	(1,976,299)
Proceeds from Issue of debentures	1,000,000	-
Contingent consideration for acquisitions	-	(1,657,667)
Proceeds from issuance of common shares, net	2,123,594	6,327,954
Net cash provided by financing activities	1,797,524	2,693,988
Net increase (decrease) in cash and cash equivalents	(939,931)	(3,510,753)
Cash and cash equivalents as at beginning of the period	1,371,331	4,882,084
Cash at the end of the period	431,400	1,371,331
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$480,404	$571,628
Taxes	$-	$-

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Reverse Stock Split

A 1-for-25 reverse share split of our outstanding common stock was effected on November 25, 2019 as approved by our Board of Directors and a majority of our shareholders. The reverse share split reduced the number of common shares issued and outstanding from approximately 62.8 million to 2.5 million as of December 31, 2019. As such, all references to share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the 1-for-25 reverse share split, except for the authorized number of shares of our common stock and the par value per share, which were not affected.

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

Warrant Liability: The Company accounts for the warrants issued in connection with the July 25, 2018 Initial Securities Purchase Agreement in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company’s investment portfolio as of September 30, 2019, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, for trade receivables, due to their short duration and the credit profile of the Company’s customers, the effect of transitioning from the incurred losses model to the expected losses model is not expected to be material.

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

Private Offering

On July 25, 2018, we entered into a securities purchase agreement (the “Initial Securities Purchase Agreement”) with certain institutional and accredited investors (“Initial Purchasers”) for the sale of 200,000 shares of our common stock (“Initial Shares”) and warrants to purchase a total of 160,000 shares (“Initial Warrant Shares”) of our common stock (“Initial Purchaser Warrants”) for total consideration of approximately $6,000,000 (“Initial Investment”). On July 30, 2018, we issued an aggregate of 130,000 of the Initial Shares to the Initial Purchasers, with the remaining Initial Shares to be issued pursuant to pre-funded Warrants, subject to adjustment.  The $6,000,000 purchase price paid by the Initial Purchasers on July 30, 2018 represents the entire purchase price for the Initial Shares and the Initial Purchaser Warrants (excluding the exercise price to be paid upon the exercise of Initial Purchaser Warrants), including upon the issuance of additional Shares (through the adjustment of a pre-funded warrant) and for additional Warrant Shares issuable upon the occurrence of certain events described below.

On August 21, 2018, we entered into a second securities purchase agreement (the “Second Securities Purchase Agreement”, and together with the Initial Securities Purchase Agreement, the “Purchase Agreements”) with an accredited investor (the “Additional Purchaser”, and with the Initial Purchaser, the “Purchasers”) for the sale of 20,017 shares of our common stock, via a pre-funded warrant due to share issuance limitations (the “Additional Shares”, and with the Initial Shares, the “Common Stock”), and warrants to purchase 16,013 shares (the “Additional Warrant Shares”, and with the Initial Warrant Shares, the “Warrant Shares”) of our common stock (the “Additional Purchaser Warrants”, and with the Initial Purchaser Warrants, the “Purchaser Warrants”) for gross proceeds of approximately $600,000 (the “Additional Investment”). The Additional Investment was made in connection with, and substantially on the same terms and using the same forms as, the private placement of the Initial Shares and Initial Purchaser Warrants (such private placement and the Additional Investment, the “Private Placement”).  The $600,000 purchase price paid by the Additional Purchaser on August 21, 2018 represents the entire purchase price for the Additional Shares and the Additional Purchaser Warrants (excluding the exercise price to be paid upon the exercise of Additional Purchaser Warrants), including upon the issuance of additional Shares (through the adjustment of a pre-funded warrant, all pre-funded warrants with the Purchaser Warrants, the “Warrants”) and for additional Warrant Shares issuable upon the occurrence of certain events described below.

The initial price per share of Common Stock equaled $30 and the initial per share exercise price of the Purchaser Warrants equaled $40.  The per share purchase price and the exercise price were subject to adjustment as described below.  The Initial Purchaser Warrants are immediately exercisable, subject to ownership limitations described below, and expire five years after the date of issuance.  The Initial Purchaser Warrants are exercisable on a cashless basis six months after the issuance date if there is no effective registration statement registering the resale of the shares underlying the Initial Purchaser Warrants. The Additional Purchaser was not issued any shares at the closing of the Additional Investment, due to Nasdaq stock issuance limitations at the time of closing, but the Additional Shares will be issued upon the exercise of a pre-funded warrant for no additional consideration to the Company. The Additional Purchaser Warrants and the Additional Purchaser’s pre-funded warrant are currently exercisable, subject to ownership limitations described below, and expire five years after the date of issuance. The Warrants contain provisions for the adjustment of the number of shares issuable upon the exercise of the warrant and of the exercise price in the event of stock dividends, splits, mergers, asset sales, tender or exchange offers, reclassifications, reorganizations or recapitalizations, combinations, or the like.

The per share purchase price (through the pre-funded Warrants) and Warrant exercise price was automatically adjusted lower (the “Price Adjustment”) to 80% (with respect to the purchase price of the Common Stock) and 110% (with respect to the exercise price of the Warrants) of the lowest of the average daily prices on the 6 trading days following each of: (i) the date our stockholders approved the Private Placement transaction (such approval was obtained on September 27, 2018) and (ii) the date a registration statement covering the resale of securities being issued in the Private Placement was declared effective by the Securities and Exchange Commission (the “SEC”) (such registration statement on Form S-1, file no. 333-227011, was declared effective on October 23, 2018 (the “Effective Registration”)). Due to the Price Adjustment, the lowest purchase price of $0.29 for the Common Stock issued at closing under the Purchase Agreements and pursuant to the pre-funded Warrants was achieved, and all 910,345 shares registered under the Effective Registration as issued or issuable under the Purchase Agreements and pursuant to the pre-funded Warrants were issued to the selling stockholders.  In addition, the exercise price of the Purchaser Warrants was subject to the Price Adjustment, which has resulted in 901,766 shares of common stock being issuable under the Purchaser Warrants when exercised. The Purchaser Warrants have been fully adjusted and neither the exercise price or the number of shares issuable under such warrants are subject to further adjustment, except pursuant to typical anti-dilution provisions.

In accordance with the exercise provisions of the Purchaser Warrants, the 901,766 shares issuable under the Purchaser Warrants following the full Price Adjustment was determined by holding constant the aggregate exercise price of $7,040,534.40 for the Purchaser Warrants at the time of closing of the Private Placement (which was calculated based on 176,013 total Purchaser Warrants at the closing date multiplied by the exercise price of $40, which equals $7,040,534.40), and then dividing the $7,040,534.40 aggregate exercise price by the post-Price Adjustment exercise price of $7.81 to get 901,766 shares.

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

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $2,760,819 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss) during the year ended December 31 2018. For the sixth months ended June 30 2019, the Purchaser Warrants were reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $61,715 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of operations and comprehensive income (loss). Also, during the sixth months ended June 30, 2019, the Company issued 271,972 shares upon the exercise of certain Purchaser Warrants and received net cash proceeds of $2,123,425,

On September 19, 2019, the Company and each of the Purchasers entered into separate amendment and exchange agreements (the “Exchange Agreements”), pursuant to which the Company agreed to issue to the Purchasers an aggregate of 409,365 shares of Common Stock (the “Exchange Shares”) in exchange for the cancellation and termination of all of the outstanding Purchaser Warrants (the “Exchange”). The Company also agreed to grant to the Purchasers certain participation rights in future financings for a period of twelve (12) months. In connection with the Exchange, the Company recognized an additional charge of $733,470 reflecting an adjustment to the fair value of the Purchaser Warrants. The remaining Warrant Liability at the time of the Exchange of $4,984,573 was reclassified to Stockholder’s Equity. As of December 31, 2019, there are no Purchaser Warrants outstanding.

2018 Preferred Stock Amendment

On June 22, 2018, we entered into an Amendment Agreement with Lone Star Value Investors, LP (“LSV”), pursuant to which we and LSV agreed to the amendment and restatement of the certificate of designations (the “Amendment”) for our Series A Preferred Stock (the “Series A Preferred”) and the issuance of warrants (the “Amendment Warrants”) for the purchase of 200,000 shares of our common stock to holders of the Series A Preferred (the “Warrant Issuance”), provided that the Amendment and the Warrant Issuance were subject to approval by our stockholders at our 2018 annual meeting of stockholders (the “2018 Annual Meeting”).

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

(b)
Warrants for the purchase of 2,040 shares of our common stock (valued at approximately $250,000 based on the $162.75 closing price of our common stock on the closing date of the acquisition), with such warrants exercisable for two years. The former shareholders of Bigtech exercised such warrants in full and were issued shares of common stock as of July 5, 2018; and

(c)
$255,000 payable in cash earn-outs to the sellers of Bigtech, if Bigtech achieved certain pre-determined revenue and EBITDA targets in 2017 and 2018. On October 4, 2018, we issued an aggregate of 2,903 shares of common stock to the former shareholders of Bigtech in satisfaction of an earn-out owed to them. As of October 4, 2018, we had resolved all remaining payments under the Bigtech purchase agreement and we have no further payment obligations pursuant thereto.

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

The total purchase price of $1.8 million was allocated to intangibles of $0.9 million, taking into consideration projected revenue from the acquired list of Virtuoso customers over a period of three years, and the balance was allocated to goodwill. The Virtuoso earn-out payments for 2016 amounted to $0.06 million in cash and 496 shares of common stock, which were delivered to the Sole Member during the twelve months ended December 31, 2017. As of January 23, 2018, we had resolved all remaining payments under the Virtuoso merger agreement with the Sole-Member and we have no further payment obligations pursuant thereto.

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

(b)
64,000 shares of our common stock (valued at approximately $10.4 million based on the $162.75 closing price of our common stock on the closing date of the acquisition), which were to be issued on July 29, 2018 or upon a change of control of our company (whichever occurred earlier). At the election of the former members of Ameri Arizona, in lieu of receiving shares of our common stock, each former member was entitled to receive a cash payment of $60 per share; and

(c)	Earn-out payments of $1,500,000 payable in cash each year to be paid, if earned, through the achievement of annual revenue and gross margin targets in 2017 and 2018.

The total purchase price of $15.8 million was allocated to intangibles of $5.4 million, taking into consideration projected revenue from the acquired list of Ameri Arizona customers over a period of three years, and the balance was allocated to goodwill. In August 2018, the Company resolved the payment of all earn-out payments to the former members of Ameri Arizona pursuant to the Ameri Arizona membership interest purchase agreement, and the Company has no further payment obligations with respect to any Ameri Arizona earn-out. As of July 29, 2018, two former members of Ameri Arizona properly elected to receive an aggregate of $2,496,000 in cash in lieu of stock and such payment was due on or about September 28, 2018.  The Company has not yet paid such cash payments (which represent deferred purchase price for Ameri Arizona) and company has negotiated for deferred payment terms with the two former members of Ameri Arizona who elected such cash payments. On July 30, 2018, we issued 22,400 shares of common stock to the remaining former member of Ameri Arizona who had not elected to receive cash in lieu of stock. Such former member has asserted that he had properly elected to receive cash instead of stock prior to the deadline for such election. The Company has entered into a settlement agreement, dated February 4, 2019, in which the Company paid an amount of $200,000 to such member in four equal monthly installments starting from February 2019 and ending in May 2019, which settled such dispute in its entirety.

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

The aggregate purchase price for the acquisition of Ameri California was $8.8 million, consisting of:

(a)	23,077 shares of our common stock, valued at approximately $3.8 million based on the closing price of our common stock on the closing date of the acquisition;

(b)
Unsecured promissory notes issued to certain of Ameri California’s selling stockholders for the aggregate amount of $3,750,000 (which notes bear interest at a rate of 6% per annum and mature on June 30, 2018);

(c)
Earn-out payments in shares of our common stock (up to an aggregate value of $1.2 million worth of shares) to be paid, if earned, in each of 2018 and 2019 based on certain revenue and earnings before interest taxes, depreciation and amortization (“EBITDA”) targets as specified in the purchase agreement. We have determined that the earn-out targets for each year have been fully achieved, and 11,334 shares of common stock were issued in 2018 in respect of the 2017 earn-out period and $605,000 worth of common stock was  issued in January 2019 in respect of the 2018 earn-out period; and

(d)	An additional cash payment of $0.06 million for cash that was left in Ameri California at closing.

The total purchase price of $8.8 million was allocated to intangibles of $3.8 million, taking into consideration projected revenue from the acquired list of Ameri California customers over a period of three years, and goodwill. The excess of total purchase price over the intangibles allocation has been allocated to goodwill.

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

As of the date of this report the Company owed an aggregate of $1,000,000 in consideration payable in cash, including contingent consideration payable, for its acquisitions.

NOTE 5.	INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $2.3 million and $2.9 million during the years ended December 31, 2019 and December 31, 2018, respectively. This amortization expense relates to customer lists which expire through 2022.

During the year ended December 31, 2019 and December 31, 2018, we determined, based upon the results of our annual goodwill impairment testing as further described in Note 6, that a triggering event had occurred with respect to certain customer lists contained in the reporting units where goodwill impairment was determined to have occurred, and recorded an impairment charge of $0 million and $0.9 Million respectively. The determination of the fair value of intangible assets requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 16. There were no triggering events during the year ended December 31, 2019.

Components of intangible assets were as follows, as of December 31:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer lists	$13,563,414	9,986,414	3,577,000	13,563,414	7,793,414	5,770,000
Software	$425,064	417,843	7,221	425,064	417,028	8,036

Total intangible assets:	$13,988,478	10,404,257	3,584,221	13,988,478	8,210,442	5,778,036

Our future amortization schedule is as follows:

Year ending December 31,	Amount
2020	2,075,610
2021	1,383,611
2022	125,000
Total	$3,584,221

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price of an acquisition over the fair value of the net assets acquired in the businesses combination.  Our goodwill was comprised of the following amounts for each of our acquisitions which we have deemed to be separate reporting units for purposes of evaluating our goodwill for impairment:

	December 31, 2019	December 31, 2018
Ameri Arizona	$5,450,000	$5,450,000
Ameri Georgia	3,470,522	3,470,522
Ameri California	4,809,248	4,809,248
Total	$13,729,770	$13,729,770

During the year ended December 31, 2019 we performed our annual impairment testing which resulted no impairment charegs for the year. However during the year ended December 31, 2018, as a result of performing our annual impairment testing, we recorded impairment charges amounting to $8.2 million as a result of our impairment testing.  The full goodwill impairment on Virtuoso, Bigtech and Ameri Consulting Service Pvt. Ltd, and the partial goodwill impairment on Ameri Arizona were primarily driven by declines in estimated future cash flows to be generated by the reporting units as these reporting units that have experienced declining cash flows that what were expected at the time of each acquisition. The determination of the fair value of a reporting unit requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 16.

NOTE 7.	SHARE-BASED COMPENSATION:

On April 20, 2015, our Board of Directors and the holder of a majority of our outstanding shares of common stock approved the adoption of our 2015 Equity Incentive Award Plan (the “Plan”). The Plan allows for the issuance of up to 160,000 shares of our common stock for award grants. The Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. We believe that an adequate reserve of shares available for issuance under the Plan is necessary to enable us to attract, motivate and retain key employees and directors and to provide an additional incentive for such individuals through stock ownership and other rights that promote and recognize the financial success and growth of our Company. We have not granted any options or restricted stock units (“RSUs”), pursuant to the Plan with respect to the twelve months ended December 31, 2019.

Total share-based compensation expense for the years ended December 31, 2019 and December 31, 2018 was $1.2 million and $0.6 million, respectively. The unamortized share based compensation expenses is $0.07 million which will be amortized by end of 2021.

NOTE 8.	EQUITY COMPENSATION PLANS:

The following table sets forth information regarding our equity compensation plans as of December 31, 2019:

	Options		RSUs	Shares of Stock
	No. of Options	Weighted Average Price	No of RSUs	No of Shares	Weighted Average Price	Total
Equity compensation plan total shares				-	-	80,000
Granted	6,000	66.75	3,328	0	0	9,328
Cancelled/expired	0	0	0	0	0	0
Balance outstanding as at December 31, 2015	6,000	66.75	3,328	0	0	0
Balance available under the plan as at December 31, 2015	0	0	0	0	0	70,672
Granted	39,028	169.75	20,307	0	0	59,335
Cancelled/expired	6,400	135.25	0	0	0	6,400
Balance outstanding as at December 31, 2016	38,628	159.5	23,635	0	0	0
Balance available under the plan as at December 31, 2016	0	0	0	0	0	17,737
Granted	11,400	140.5	3,045	7944	64.5	22,389
Cancelled/Expired	3,616	163.5	7,633	0	0	11,249
Balance outstanding as at December 31, 2017	46,412	152.5	19,047	7944	64.5	0
Balance available under the plan as at December 31, 2017	0	0	0	0	0	6,597
New pool added	0	0	0	0	0	80,000
Granted	74,480	36.75	5,675	0	0	80,155
Cancelled/expired	34,072	150	1,599	0	0	35,671
Balance available under the plan as at December 31, 2018	0	0	0	0	0	42,114
New pool added	0	0	0	0	0	0
Granted	0	0	0	0	0	0
Cancelled/expired	32,908	0	0	0	0	32,908
Balance available under the plan as at December 31, 2019	0	0	0	0	0	75,022

The company issued and valued options using the Black-Scholes model for all 2017 issuances with the following significant assumptions –

•	Expected term of 3.25 years.

•	Expected volatility of 111.8%.

•	Risk-free interest rate of 0.57%.

•	Expected dividend yield of 0%.

NOTE 9.	WARRANTS:

Below is a table summarizing the Company’s outstanding warrants for the years ended December 31, 2019 :

	Number of Shares	Weighted Average, Exercise Price	Weighted Average, Remaining term
Warrants Outstanding at December 31, 2014
Granted	111,111	45	4.41
Exercised	-	-	-
Warrants Outstanding at December 31, 2015	111,111	45.00	4.41
Granted	40,000	150.00	-
Exercised	4,444	45.00	-
Warrants Outstanding at December 31, 2016	106,667	45.00	3.9
Granted	59,000	103.13
Exercised	66,667	45.00
Warrants Outstanding at December 31, 2017	99,000	122.00	3.14
Granted	1,682,110	4.50
Exercised	779,446	0.75
Warrants Outstanding at December 31, 2018	1,001,664	18.75	3.46
Granted	-	-
Exercised	902,786	0.25
Warrants Outstanding at December 31, 2019	98,878	117.75	1.26

NOTE 10.	EARNINGS / (LOSS) PER SHARE:

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

For the twelve months ended December 31, 2019 and 2018, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Twelve Months Ended
	December 31, 2019	December 31, 2018
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(6,029,978)	(19,480,701)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(6,029,978)	(19,480,701)
Interest expense on 2017 Notes, net of taxes	-	-
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(6,029,978)	(19,480,701)
Denominator for weighted average common shares outstanding:
Basic shares	2,128,806	951,601
Dilutive effect of Equity Awards	-
Dilutive effect of 2017 Notes	-	-
Diluted shares	2,128,806	951,601

Income (loss) per share – basic:	$(2.83)	(20.47)
Income (loss) per share – diluted:	$(2.83)	(20.47)

NOTE 11.	DEBT:

As of December 31, 2019, we had approximately $2.9 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

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

The Company used approximately $2.75 million of the Initial Advance to repay all of its outstanding obligations under the Credit Facility of Sterling National Bank. Upon payment, the Company’s obligations under the erstwhile Credit Facility were terminated.

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

In addition, as of December 31, 2019, we have an outstanding aggregate of $1 million in 5% Convertible Unsecured Debentures (the “Debentures”), which were issued to one of accredited investors. The Debentures bear interest at 5% per annum and are convertible at $0.01 per share.

In addition, as of December 31, 2019, we have an outstanding aggregate of $1 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to one of our accredited investor, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum until maturity in March 2020, with interest being paid annually on the first, second and third anniversaries of the issuance of the 2017 Notes beginning in March 2018. From and after an event of default and for so long as the event of default is continuing, the 2017 Notes will bear default interest at the rate of 10% per annum. The 2017 Notes can be prepaid by us at any time without penalty.

The 2017 Notes are convertible into shares of our common stock at a conversion price equal to $70. The holders of the 2017 Notes have the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of the Company’s common stock at the then applicable conversion price.

The 2017 Notes rank junior to our secured credit facility with Sterling National Bank. The 2017 Notes also include certain negative covenants including, without the investors’ approval, restrictions on dividends and other restricted payments and reclassification of its stock.

Short-term Debt:

The following summarizes our short-term debt balances as of December 31:

	2019	2018
Notes outstanding under revolving credit facility	$2,881,061	$3,950,681
Convertible note	1,000,000	1,250,000
Debentures	1,000,000	-
Term loan - current maturities	-	6,450
Total short-term debt	$4,881,061	$5,207,131

NOTE 12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expense and other liabilities as of December 31, 2019 and December 31, 2018 consisted of the following:

		December 31,2019	December 31,2018
1	Salaries, commissions and other benefits payable	737,787	950,257
2	Professional & legal fees payable	148,743	109,246
3	Interest payable	219,204	172,466
4	Taxes Payable	648,460	182,298
5	Other liabilities	235,700	283,369
		1,989,894	1,697,636

NOTE 13.	EMPLOYEE BENEFIT PLAN:

The Company has a 401(k)-tax deferred savings plan (the “401(k) Plan”) that is available to all employees who satisfy certain minimum hour requirements each year. The Company matches 100% of the first 3% of a participant’s salary contributed under the 401(k) Plan and 50% on the next 2% of each participant’s salary contributed under the 401(k) at the discretion of the company and no amount was contributed during the year.

NOTE 14.	INCOME TAXES:

The provision for income taxes consists of the following components for the years ended December 31:

	2019	2018
Current:
Federal and state	$97,465	$125,356
Foreign	278,004	109,917
Total current provision/(benefit)	375,469	235,273
Deferred:
Federal and state	-	-
Foreign	13,188	24,478
Valuation allowance	-	6,088,751
Total deferred expense (benefit)	13,188	6,113,229

Total income tax expense (benefit)	$388,657	$6,348,502

The company has provided for a current tax expense of $0.4 million and $0.2 million for the year ended December 31, 2019  and December 31, 2018. The reported tax benefits for the years ended December 31, 2019 and December 31, 2018 are based upon an estimated annual effective tax rate of 21% for all such periods. The effective tax rates reflected our combined federal and state income tax rates, the impact of providing for a valuation allowance during the year ended December 31, 2019, the recognition of U.S. deferred tax liabilities for differences between the book and tax basis of goodwill and the impact of the Tax Cuts and Jobs Act of 2017.

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

Unrecognized Tax Benefits

We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2019, the gross amount of unrecognized tax benefits exclusive of interest and penalties was zero. We have identified no other uncertain tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the twelve months ending December 31, 2020.

NOTE 15.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company’s principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2016 and 2020. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $0.34 million and $0.26 million for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

The future minimum rental payments under these lease agreements are as follows:

Year ending December 31	Total
2020	265,264
2021	156,868
2022	113,565
2023	116,969
2024	120,476
2025	124,091
2026	127,814
2027	64,692
Total	1,089,739

NOTE 16.	FAIR VALUE MEASUREMENT:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2019:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				-	-
Contingent consideration	-	-		-	-
Total	-	-		$-	$-

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2018:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				4,189,388	4,189,388
Contingent consideration	-	-		605,223	605,223
Total	-	-		$4,794,611	$4,794,611

The following table presents the change in level 3 instruments:

Closing balance December 31st 2018	4,794,611
Additions during the period	$-
Paid/settlements	(4,794,611)
Total gains recognized in Statement of Operations	-
Closing balance December 31st 2019	$-

Contingent consideration pertaining to the acquisitions referred to in Note 4 above as of December 31, 2019 has been classified under Level 3 as the fair valuation of such contingent consideration has been done using one or more of the significant inputs which are not based on observable market data.

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

No financial instruments were transferred into or out of Level 3 classification during the years ended December 31, 2019 and 2018.

NOTE 17.	SUBSEQUENT EVENTS:

Spin-Off Transaction

Stock Purchase Agreement

On January 10, 2020, Ameri Holdings, Inc. (the “Company”) and Ameri100 Inc. (“Buyer”) entered into a Stock Purchase Agreement (the “Agreement”) pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, the Company will sell to Buyer and Buyer will purchase from the Company one hundred percent (100%) of the outstanding equity interests (the “Purchased Shares”) of Ameri100 Holdco, Inc. (“Holdco”) (the “Spin-Off”).

Prior to the Spin-Off Closing (as defined below), the Company will consummate a reorganization (the “Reorganization”) pursuant to which it will contribute, transfer and convey to Holdco all of the issued and outstanding equity interests of the existing subsidiaries of the Company, constituting the entire business and operations of the Company and its subsidiaries (the “Transferred Legacy Business”). At the Spin-Off Closing, in exchange for the Purchased Shares, all of the issued and outstanding shares of Series A preferred stock of the Company shall be redeemed for a number of shares of Series A preferred stock of Buyer (“Buyer Preferred Stock”) equal to equal to the sum of (a) 431,333 shares of Buyer Preferred Stock plus (b) an additional number of payable-in-kind shares of Buyer Preferred Stock based on a 2% annual interest rate, compounding quarterly, from January 1, 2020 through and including the date of the Spin-Off Closing on the number of shares set forth in clause (a).

Each party to the Agreement has made customary representations and warranties. The Company has agreed to customary covenants, including relating to the conduct of the Transferred Legacy Business from the date of the Agreement until the closing of the Spin-Off (the “Spin-Off Closing”).

Each party’s obligation to consummate the Spin-Off is subject to certain conditions including, but not limited to:

•	the accuracy of the other party’s representations and warranties and the performance, in all material respects, by the other party of its obligations under the Agreement;

•	the Company obtaining the approval of the Spin-Off from its stockholders at the Company Special Meeting (as defined below);

•	the consummation of the Reorganization; and

•	the consummation of the Amalgamation (as defined below).

The Agreement permits the Company for a period of 30 days after the signing of the Agreement to discuss with third parties alternative transactions to those contemplated by the Agreement. After such 30 day period, the Company will not be permitted to discuss or provide confidential information to third parties relating to an alternative transaction. The Company’s board of directors and its special committee will be required to recommend the Spin-Off transaction to the Company’s shareholders, except that it may change its recommendation to the extent required by its fiduciary duties and subject to certain requirements specified in the Agreement, including termination of the Agreement.

The Agreement may be terminated by the mutual written consent of the Company and the Buyer or by either party if (a) there is an outstanding law or order from a governmental authority prohibiting the transactions contemplated by the Agreement, (b) the Spin-Off is not consummated on or prior to the date that is 180 days from the date of the Agreement (the “Outside Date”) or (c) the other party materially breaches the Agreement such that its related closing condition would not be met and fails to cure within the earlier of 10 business days after receipt of notice of such breach or the Outside Date. The Buyer can also terminate the Agreement for a Material Adverse Effect (as defined in the Agreement), which is continuing and uncured. Additionally, the Company can terminate if it enters into a definitive agreement for an alternative transaction as permitted by the Agreement and pays the required termination fee, and the Buyer can terminate if the Company or its board of directors or special committee changes its recommendation as permitted by the Agreement. If the Agreement is terminated, neither party will have any continuing obligations other than confidentiality requirements, the miscellaneous provisions and liability for any fraud, willful misconduct or intentional breach of the Agreement, except that if the agreement is terminated in connection with the fiduciary out as described in the preceding sentence, the Company will be required to pay to the Buyer a termination fee equal to the Buyer’s transaction expenses, up to a maximum of $300,000.

Each party agreed to provide indemnification to the other and its related parties for any breaches of covenants. Additionally, the Company agreed to provide indemnification for any liabilities for taxes relating to pre-closing periods and any claims by any pre-closing security holders of any subsidiary of the Company, and the Buyer agreed to provide indemnification for any liabilities for taxes relating to post-closing periods.

Exchange Agreements

In connection with the Agreement, on January 10, 2020, the Company entered into Exchange Agreements (each, an “Exchange Agreement”) with certain creditors of the Company and its subsidiaries (each, a “Converted Debt Holder”), pursuant to which the Company issued in a private offering a total of 599,600 shares of its common stock (the “Exchange Shares”) to such Converted Debt Holders at a price per share of $2.495 in satisfaction of $1,496,000 of the obligations owed by the Company to such Converted Debt Holders, with the remaining $1,000,000 owed to such Converted Debt Holders, plus interest (at an increased rate), due at the closing of the Amalgamation (or the earlier of the termination of the Amalgamation Agreement (as defined below) or 181 days after the date of the Amalgamation Agreement. The Converted Debt Holders have agreed to lock-up the Exchange Shares for a period from the date of issuance until six (6) months following the closing of the Amalgamation and have agreed to certain leak-out provisions for the three (3) months after the expiration of such lock-up, in each case, subject to earlier release if the Company’s stock price exceeds $7.50 per share for 20 consecutive trading days.

Amalgamation Transaction

Amalgamation Agreement

On January 10, 2020, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc. a company organized under the laws of Canada and a wholly-owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly-owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative.

The Amalgamation Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub and Jay Pharma will be amalgamated and will continue as one corporation (“AmalCo”) under the terms and conditions prescribed in the Amalgamation Agreement (the “Amalgamation”), AmalCo shall be a direct wholly-owned subsidiary of ExchangeCo and an indirect wholly-owned subsidiary of the Company.

At the effective time of the Amalgamation (the “Effective Time”), all outstanding shares of Jay Pharma (the “Jay Pharma Shares”) will be converted into the right to receive such number of shares of common stock of the Company representing approximately 84% of the post-closing company’s issued and outstanding shares of common stock (calculated prior to the issuance of those new shares of common stock) (“Resulting Issuer Common Stock”). The Jay Pharma Shares will initially be converted into either (a) ExchangeCo Exchangeable Shares (as defined in the Amalgamation Agreement) or (b) ExchangeCo Special Shares (as defined in the Amalgamation Agreement) which in turn will be exchangeable into freely-trading shares of Resulting Issuer Common Stock. Additionally, each outstanding Jay Pharma stock option will be converted into and become an option to purchase the number of shares of Resulting Issuer Common Stock equal to the Exchange Ratio (as defined in the Amalgamation Agreement) and each outstanding Jay Pharma warrant will be converted into and become a warrant to purchase the number of shares of Resulting Issuer Common Stock equal to the Exchange Ratio.

Each party to the Amalgamation Agreement has made customary representations and warranties.

The Company has made covenants, among others, relating to the conduct of its business prior to the closing of the Amalgamation, including:

•
an undertaking to prepare and file with the SEC, as promptly as reasonably practicable following the date of the Amalgamation Agreement, (a) a proxy statement (the “Proxy Statement”) asking its shareholders to vote on and approve any and all required proposals (the “Company Shareholder Proposals”) necessary to consummate the transactions contemplated by the Amalgamation and the Spin-Off at a special meeting (the “Company Special Meeting”) and (b) a Registration Statement or Statements on Forms S-4, S-1, S-3 or S-8, as applicable (including all amendments thereto, and collectively, the “Registration Statement”) registering all shares of Resulting Issuer Capital Stock (as defined in the Amalgamation Agreement) issued in connection with the Amalgamation;

•
an undertaking to prepare and submit a NASDAQ Listing Application and use commercially reasonable efforts to cause such NASDAQ Listing Application to be conditionally approved prior to the Effective Time; and

•	an undertaking to consummate an equity financing that eliminates all of the outstanding liabilities of the Company prior to the Effective Time (the “Company Financing”).

Following the Effective Time, the Board of Directors of the Company (the “Board”) will consist of three (3) directors and will be comprised of two (2) members designated by Jay Pharma and one (1) member designated by the Company.

The Company is not permitted to solicit, initiate, propose, seek or knowingly encourage, facilitate or support any alternative transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any alternative transaction proposals. Notwithstanding this limitation, prior to the Effective Time, the Company may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited alternative transaction proposal that the Board has determined in good faith is or would reasonably be expected to lead to a superior proposal.

The Amalgamation Agreement also contains covenants regarding the Company and Jay Pharma using their respective reasonable best efforts to obtain all required governmental and regulatory consents and approvals.

Each party’s obligation to consummate the Amalgamation is subject to certain conditions including, but not limited to:

•	the accuracy of the other parties representations and warranties and the performance, in all material respects, by the other parties of its obligations under the Amalgamation Agreement;

•	the approval of the Company Shareholder Proposals at the Company Special Meeting;

•	the consummation of the Spin-Off;

•	the consummation of the Company Financing;

•	the approval of the Jay Pharma stockholders;

•	the entering into of certain ancillary agreements by and between the Company and ExchangeCo;

•	the approval of the NASDAQ Listing Application; and

•	the Company shall have effectuated the Stock Split (as defined in the Amalgamation Agreement), if necessary.

The Amalgamation Agreement contains certain customary termination rights by either the Company or Jay Pharma, including if the Amalgamation is not consummated within 180 days of the date of the Amalgamation Agreement.

If the Amalgamation Agreement is terminated under certain circumstances, the Company may be obligated reimburse Jay Pharma for expenses incurred in an amount not to exceed $500,000.

The Company has agreed to indemnify and hold harmless Jay Pharma and their respective successors and assigns for a period of one (1) year, from and against all losses arising out of or resulting from the inaccuracy or breach of any representation or warranty of, or the non-fulfillment or breach of any covenant or agreement of, the Company, Merger Sub or ExchangeCo contained in the Amalgamation Agreement. Indemnification claims will be paid by delivery of shares of Resulting Issuer Common Stock.

Lock-Up Agreements

Prior to closing, certain holders of Jay Pharma securities will enter into lock-up agreements, pursuant to which they have agreed to certain restrictions on transfers of the shares of Resulting Issuer Capital Stock for the 180-day period following the effective time of the Amalgamation, with such restrictions being subject to customary exceptions.

Loan Agreement

Effective February 27, 2020, Ameri Holdings, Inc. (the “Company”) entered into a note purchase and security agreement (the “Purchase Agreement”) with an investor for the sale of a $1,000,000 secured promissory note (the “Note”).

The Note accrues interest at rate of 7.25% and is due on August 31, 2020.

The Company granted to the investor a security interest (the “Security Interest”) in and lien on all of Company’s tangible and intangible assets owned now or acquired later by the Company of any nature whatsoever. The Security Interest is a second priority security interest, senior to all other indebtedness of the Company other than with respect to the Company’s existing indebtedness to North Mill Capital LLC (“North Mill”) the priority of which is established pursuant to an Intercreditor and Debt Subordination Agreement between the investor and North Mill.

Coronavirus: Footnote disclosure

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company is experiencing loss of revenues from one of our major customers in the travel industry. This will have a material impact on revenues. This is an expected reduction of approximately $3 mm in annual revenues but does not have a material impact on overall business or net income. There may be additional reductions in revenue in the future that are not currently anticipated. Potential cutbacks on 3rd party IT services by large US enterprises in the event of severe economic weakness make it reasonably possible that we are vulnerable to the risk of a near-term severe impact. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including delay in payment of receivables, and  impairment losses related to goodwill and other long-lived assets.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March 2020.

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

Signature	Title	Date

/s/ Srinidhi Devanur	Chairman of the Board and Director	March 25, 2020
Srinidhi Devanur

/s/ Brent Kelton	Chief Executive Officer	March 25, 2020
Brent Kelton

/s/ Barry Kostiner	Chief Financial Officer	March 25, 2020
Barry Kostiner

/s/ Carmo Martella	Director	March 25, 2020
Carmo Martella

/s/ Dimitrios Angelis	Director	March 25, 2020
Dimitrios Angelis

/s/ Thoranath Sukumaran	Director	March 25, 2020
Thoranath Sukumaran