Form 10-Q
period 2020-03-31
AMERI Holdings, Inc.
filed 2020-05-15
CIK 890821

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020	Commission file number 001-38286

AMERI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4080, McGinnis Ferry Road, Suite 1306, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☑	Smaller reporting company☑

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

As of May 14, 2020, 3,246,705 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I

ITEM 1.	FINANCIAL STATEMENTS

 AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,267,352	$431,400
Accounts receivable	8,101,751	6,384,148
Other current assets	874,856	783,606
Total current assets	10.243,959	7,599,154
Other assets:
Property and equipment, net	115,521	83,128
Intangible assets, net	3,035,580	3,584,221
Goodwill	13,729,770	13,729,770
Deferred income tax assets, net	11,349	8,879
Total other assets	16,892,220	17,405,998
Total assets	$27,136,179	$25,005,152

Liabilities
Current liabilities:
Line of credit	$4,553,492	$2,881,061
Accounts payable	5,254,231	4,696,352
Other accrued expenses	2,177,206	1,989,894
Convertible notes	1,000,000	1,000,000
Debentures	1,500,000	1,000,000
Consideration payable – cash	1,000,000	2,496,000
Short term Loans	1,000,000	-
Dividend payable – Preferred stock	428,133	320,298
Total current liabilities	16,913,062	14,383,605
Long-term liabilities:
Total liabilities	16,913,062	14,383,605

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 424,938 issued and outstanding as of March 31, 2020 and December 31, 2019.	4,249	4,249
Common stock, $0.01 par value; 100,000,000 shares authorized, 3,246,705 and 2,522,095 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	32,467	25,221
Additional paid-in capital	52,562,485	51,040,296
Accumulated deficit	(42,400,593)	(40,508,231)
Accumulated other comprehensive income (loss)	24,509	60,012
Total stockholders’ equity	10,223,117	10,621,547
Total liabilities and stockholders’ equity	$27,136,179	$25,005,152

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Mar 31,2020	Three Months Mar 31,2019

Revenue	9,602,528	10,686,196
Cost of revenue	7,720,962	8,546,232
Gross profit	1,881,566	2,139,964
Operating expenses
Selling,General and administration	2,924,518	2,877,309
Depreciation and amortization	559,623	561,017
Operating expenses	3,484,141	3,438,326
Operating Income (loss)	(1,602,575)	(1,298,362)
Interest expenses	(160,060)	(142,554)
Impairment on goodwill and Intangibles
Changes in fair value of warrant liability	-	(450,267)
Income (loss) before income taxes	(1,762,635)	(1,891,183)
Income tax benefit	(21,892)	31,211
Income (loss) after income taxes	(1,784,527)	(1,859,972)
Net income attributable to non-controlling interest
Net Income (loss) attributable to the Company	(1,784,527)	(1,859,972)
Dividend on preferred stock	(107,835)	(105,705)
Net Income (loss) attributable to common stock holders	(1,892,362)	(1,965,677)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(35,503)	18,714
Total Comprehensive Income (loss)	(1,927,865)	(1,946,963)

Basic income (loss) per share	(0.60)	(1.09)
Diluted income (loss) per share	(0.60)	(1.09)

Basic weighted average number of common shares outstanding	3,175,040	1,807,403
Diluted weighted average number of common shares outstanding	3,175,040	1,807,403

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total stockholders’ equity
Balance at Dec 31, 2018	1,693,165	$16,932	420,720	$4,207	$45,129,214	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period							(1,965,677)	(1,965,677)
Other comprehensive income (loss)						18,714		18,714
Shares Issued towards earnouts	131,570	1,316			603,907			605,223
Exercise of Warrants (PIPE series A&B)	187,972	1,880			1,465,715			1,467,595
Stock Compensation expenses					277,377			277,377
Balance at March 31, 2019	2,012,708	$20,128	420,720	$4,207	$47,476,214	$105,711	$(36,443,930)	$11,162,329

Balance at December 31, 2019	2,522,095	$25,221	424,938	$4,249	$51,040,296	$60,012	$(40,508,231)	$10,621,547
Net Loss for the period							(1,892,362)	(1,892,362)
Other comprehensive income (loss)						(35,503)		(35,503)
Stock Compensation expenses					19,810			19,810
Shares Issued for Extinguishment of liability	599,610	5,996			1,490,004			1,496,000
Conversion of accrued Interest	125,000	1,250			12,375			13,625
Balance at March 31, 2020	3,246,705	$32,467	424,938	$4,249	$52,562,485	$24,509	$(42,400,593)	$10,223,117

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	March, 31
	2020	2019
Cash flow from operating activities
Net Income (Loss)	(1,927,865)	(1,946,963)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	559,623	561,017
Impairment on goodwill and Intangible assets	-
Provision for Preference dividend	107,835	105,705
Changes in fair value of warrants	-	450,267
Stock, option, restricted stock unit and warrant expense	19,810	277,377
Foreign exchange translation adjustment	(35,503)	18,715
Provision for Income taxes ( net off deferred income taxes)	21,892	(31,211)
Loss on sale of fixed assets	-
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(1,717,603)	(1,028,745)
Other current assets	(91,250)	(16,951)
Increase (decrease) in:
Accounts payable and accrued expenses	769,956	626,655
Net cash provided by (used in) operating activities	(2,293,105)	(984,134)
Cash flow from investing activities
Purchase of fixed assets	(43,374)	(11,923)
Acquisition consideration	-	(100,000)
Net cash used in investing activities	(43,374)	(111,923)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	3,172,431	(19,772)
Proceeds from issuance of common shares, net	-	1,467,595
Net cash provided by financing activities	3,172,431	1,447,823
Net increase (decrease) in cash and cash equivalents	835,952	351,766
Cash and cash equivalents as at beginning of the period	431,400	1,371,331
Cash at the end of the period	1,267,352	1,723,097

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

NOTE 1.	DESCRIPTION OF BUSINESS:

AMERI Holdings, Inc. (“AMERI”, the “Company”, “we” or “our”) is a company that, through the operations of its eleven subsidiaries, provides SAP TM cloud and digital enterprise services to clients worldwide. Headquartered in Alpharetta, Georgia, we typically go to market both vertically by industry and horizontally by product/technology specialties and provide our customers with a wide range of business and technology offerings. We work with customers, primarily within North America, to improve process, reduce costs and increase revenue through the judicious use of technology. The Company earns almost all of its revenue from North America. The Company takes the position that all of its businesses operate as a single segment.

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

On January 10, 2020, the Company entered into an Amalgamation Agreement (as amended on May 6, 2020, the “Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc. a company organized under the laws of Canada and a wholly-owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly-owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative, which provides that, among other things, Merger Sub and Jay Pharma will be amalgamated and will continue as one corporation (“Amalco”), with Amalco continuing as a direct wholly-owned subsidiary of ExchangeCo and an indirect wholly-owned subsidiary of Ameri, on the terms and conditions set forth in the Amalgamation Agreement.

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

The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The acquisition of Bigtech was effective as of July 1, 2016, and the total consideration for the acquisition of Bigtech was $850,000.

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

Acquisition of Ameri Arizona

On July 29, 2016, we acquired 100% of the membership interests of DC&M Partners, L.L.C. (“Ameri Arizona”), an Arizona limited liability company, pursuant to the terms of a Membership Interest Purchase Agreement by and among us, Ameri Arizona, all of the members of Ameri Arizona, Giri Devanur and Srinidhi “Dev” Devanur, our former President and Chief Executive Officer and current Executive Chairman, respectively. In July 2017, the name of DC&M Partners, L.L.C. was changed to Ameri100 Arizona LLC. Ameri Arizona is an SAP consulting company headquartered in Chandler, Arizona. Ameri Arizona provides its clients with a wide range of information technology development, consultancy and management services with an emphasis on the design, build and rollout of SAP implementations and related products. As of the date of this report the Company owed an aggregate of $1,000,000 in consideration payable by cash to Lucid Solutions Inc, and Houskens LLC in connection with the Ameri100 Arizona acquisition.

The aggregate purchase price for the acquisition of Ameri Arizona was $15.8 million.

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

The aggregate purchase price for the acquisition of Ameri California was $8.8 million.

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

As of the date of this report the Company owed an aggregate of $1,000,000 in consideration payable by cash to Lucid Solutions Inc, and Houskens LLC in connection with the Ameri100 Arizona acquisition.

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

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions.  We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $0.5 million and $0.6 million for the three months ended March 31, 2020 and March 31, 2019 respectively. This amortization expense relates to customer lists which expire through 2022.

NOTE 6.	GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $13.7 million as of March 31, 2020 and December 31, 2019.

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

For the three months ended March 31, 2020 and 2019, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(1,892,362)	(1,965,677)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(1,892,362)	(1,965,677)
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(1,892,362)	(1,965,677)
Denominator for weighted average common shares outstanding:
Basic shares	3,175,040	1,807,403
Dilutive effect of Equity Awards	-
Dilutive effect of 2017 Notes	-	-
Diluted shares	3,175,040	1,807,403

Income (loss) per share – basic:	$(0.60)	(1.09)
Income (loss) per share – diluted:	$(0.60)	(1.09)

NOTE 8.	INCENTIVE PLAN ITEMS:

During the three months ended March 31, 2020, the Company has not granted any restricted stock units and stock options to purchase Company’s common stock to key employees or directors out of Company’s 2015 Equity Incentive Award Plan. The company has booked charges of $19,810 as stock compensation expenses for the three months ended March 31 2020 and $0.3 million for the three months ended March 31, 2019.

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

Borrower also agreed to certain negative covenants in the Loan Agreement, including that they will not, without the prior written consent of Lender, enter into any extraordinary transactions, dispose of assets, merge, acquire, or consolidate with or into any other business organization or restructure. As of March 31, 2020, the principal balance and accrued interest under the Credit Facility amounted to $ 4.5 million.

As of March 31, 2020, the principal balance and accrued interest under the Credit Facility amounted to $ 4.5 million.

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

During the first quarter of 2019 the company repaid $0.25 million towards 2017 notes.

The 2017 Notes are convertible into shares of our common stock at a conversion price equal to $2.80. The holders of the 2017 Notes have the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of the Company’s common stock at the conversion price.

On November 25, 2019, the Company entered into a securities purchase agreement with an institutional investor for the sale of a $1,000,000 convertible debenture (the “First Debenture”).

The First Debenture accrues interest at rate of 5% and will be due six (6) months from the issue date. The First Debenture may be converted at any time after the issue date into shares of Company’s Common Stock at a price equal to $2.725.

On January 14, 2020, the Company entered into a securities purchase agreement (with the same institutional investor for the sale of a $500,000 convertible debenture (the “Second Debenture” and collectively with the First Debenture, the “Debentures”).

The Second Debenture accrues interest at rate of 5% and is due on the same date as the First Debenture. The Second Debenture may be converted at any time after the issue date into shares of Company’s Common Stock at a price equal to $2.725.

NOTE 11.	COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company’s principal facility is located in Alpharetta, Georgia. The Company also leases office space in various locations with expiration dates between 2020 and 2027. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. All of the Company’s leases are accounted for as operating leases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $90,449 and $70,219 for the three months ended March 31, 2020 and 2019, respectively.

Year ending December 31	Total
2020	190,413
2021	156,868
2022	113,565
2023	116,969
2024	120,476
2025	124,091
2026	127,814
2027	64,692
Total	1,014,888

NOTE 12.	FAIR VALUE MEASUREMENT:

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

No financial instruments were transferred into or out of Level 3 classification during the period ended March 31 2020 and year ended December 31, 2019.

NOTE 13.	WARRANTS OUTSTANDING:

The following warrants, were outstanding as of March 31, 2020:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable
$150.00	40,000	0.02	40,000
$102.88	3,902	0.03	3,902
$37.50	200,000	2.27	200,000
$102.88	48,975	0.42	48,975
Total	292,878		292,878

NOTE 14.	PREFERRED STOCK

On December 30, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Lone Star Value Investors, LP (“LSVI”), pursuant to which a Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company’s Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. We have issued 61,327 shares as preferred dividends as of March 31 2020 and the company has 424,938 outstanding shares preferred stock.

NOTE 15.	SECURED NOTE:

Effective February 27, 2020, the “Company entered into a note purchase and security agreement (the “Purchase Agreement”) with an investor for the sale of a $1,000,000 secured promissory note (the “Note”). The Note accrues interest at rate of 7.25% and is due on August 31, 2020.

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

NOTE 16.	SUBSEQUENT EVENTS:

Maturity Extension and Forbearance Agreement

On May 6, 2020, the Company entered into a Maturity Extension and Forbearance Agreement (“Agreement”) with the holder of the Debentures. Pursuant to the Agreement (i) the holder agreed to extend the Maturity Date of the Debentures to from May 26, 2020 to September 30, 2020, (ii) the Company may now prepay each Debenture at any time, with accrued interest to the date of such payment, but no other premium or penalty, and (iii) the parties changed the definition of “Permitted Indebtedness” in the Debentures so as to permit indebtedness issued pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act or related or similar governmental programs including disaster-relief or pandemic-relief programs designed to help businesses in the wake of the Coronavirus pandemic. In consideration for entering into the Agreement the Company agreed to issue to the holder a prepaid warrant (the “Warrant”) to purchase up to 646,094 shares of the Company’s common stock. The Warrant shall be exercisable, commencing on May 6, 2020 until exercised in full, at a price of $0.001 per share, and shall also be exercisable on a cashless basis.

Amalgamation Amendment Agreement

On May 6, 2020, the Company entered into an Amalgamation Amendment Agreement (the “Amendment”) to amend that certain Amalgamation Agreement dated January 10, 2020, by and between Ameri Holdings, Inc., Jay Pharma Merger Sub, Inc. (“Merger Sub”), Jay Pharma Inc. (“Jay Pharma”), Jay Pharma ExchangeCo, Inc. (“ExchangeCo”), and Barry Kostiner (the “Amalgamation Agreement”). Pursuant to the Amendment, the parties agreed that (i) at the Effective Time, Ameri Holdings, Inc. shall issue to the holder of a certain note issued by Jay Pharma, series B warrants (the “Series B Warrants”) to acquire 8,100,000 shares of common stock of the company resulting from the amalgamation, and (ii) providing for certain registration rights, pursuant to a Registration Statement on Form S-4, of the Series B Warrants and the shares issuable upon exercise of the Series B Warrants. The Series B Warrants shall be exercisable for a period of five years commencing on the ninetieth (90th) day after the later of the last day of the Lock-up Period and leak-out Period (accelerated or otherwise) set forth in the Lock-up agreement to be executed by the holders of Jay Pharma securities in connection with the Amalgamation, at a price of $0.01 per share, and shall also be exercisable on a cashless basis.

Loan from Paycheck Protection Program (PPP)

On May 11, 2020, we received proceeds from a loan in the amount of $1,719,600  (the “PPP Loan”) from Sterling National Bank, as lender, pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Loan, which was in the form of a Promissory Note issued by the Borrower, matures on May 6, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before July 12, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements (and notes thereto) included in our Annual Report on Form 10-K for the year ended December 31, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” included elsewhere herein.

We use the terms “we,” “our,” “us,” “AMERI” and “the Company” in this report to refer to AMERI Holdings, Inc. and its wholly-owned subsidiaries.

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to our completion of a “reverse merger” transaction on May 26, 2015, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners Inc (“Ameri and Partners”), a Delaware corporation (the “Merger”).  On May 26, 2015, we completed the Merger, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation and our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (doing business as Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned operating subsidiary. The Merger was consummated under Delaware law, pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the “Merger Agreement”), and in connection with the Merger we changed our name to AMERI Holdings, Inc. We are headquartered in Alpharetta, Georgia.

On January 10, 2020, we entered into the Stock Purchase Agreement with respect to the Spin-Off and the Amalgamation Agreement with respect to the Amalgamation. There is no assurance when or if the amalgamation will be completed. Any delay in completing the amalgamation may substantially reduce the intended benefits that Ameri and Jay Pharma expect to obtain from the amalgamation.

Completion of the amalgamation and spin-off is subject to the satisfaction or waiver of a number of conditions as set forth in the Amalgamation Agreement and spin-off agreements, including the approval by Ameri’s stockholders and Jay Pharma’s shareholders, approval by NASDAQ of Ameri’s application for the listing of common stock in connection with the amalgamation, and other customary closing conditions. There can be no assurance that Ameri and Jay Pharma will be able to satisfy the closing conditions or that closing conditions of the amalgamation or spin-off beyond their control will be satisfied or waived. If such conditions are not satisfied or waived, the amalgamation and spin-off may not occur or will be delayed, and Ameri and Jay Pharma each may lose some or all of the intended benefits of the amalgamation. In addition, if the Amalgamation Agreement is terminated under certain circumstances, Ameri or Jay Pharma may be required to pay a termination fee of $500,000. Moreover, each of Ameri and Jay Pharma has incurred and expect to continue to incur significant expenses related to the amalgamation, such as legal and accounting fees, some of which must be paid even if the amalgamation is not completed.

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

For the three months ended March 31, 2020 and March 31, 2019, sales to five major customers accounted for 59% and 42% of our total revenue, respectively. For the three months ended March 31, 2020, three of our customers contributed 24% and 11% each by other two customers for our revenue. For the comparable period in 2019, one of our customers contributed 13% of our revenue.

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

Business Update Regarding COVID-19

During the first quarter of 2020, the spread of a new strain of coronavirus and the disease created by that virus, COVID-19, has created a global pandemic presenting substantial public health and economic challenges around the world. The global pandemic is affecting our employees, communities and business operations, as well as the global economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

The disclosure in the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is qualified by the disclosure in this section on the impacts of COVID-19 and, to the extent that the disclosure in the remainder of this MD&A refers to a financial or performance metric that has been affected by a trend or activity, that reference is in addition to any impact discussed in this section of the impacts of the COVID-19 pandemic. The effect of the COVID-19 pandemic is rapidly evolving and, as such, the information contained herein is accurate as of the date hereof, but may become outdated due to changing circumstances beyond our present awareness or control.

The Company has Implemented work from home policies and procedures for all of its employees and consultants in the USA and India. These policies and procedures will remain in place until such time that the local regulatory authorities in each of our locations approves the return to normal business operations. At this time, none of our employees’ health has been impacted by COVID-19.

No clients have gone out of business or filed for bankruptcy, and although there has been a reduction in staffing, no active clients have completely ceased using our services as a result of COVID-19. As a direct result of COVID-19 we had significant consultant roll-offs from one of the top US airlines that has been one of our top five revenue clients over the last several years. We expect a portion of that business to come back when the US airline business recovers. Additionally, we have seen minor consultant roll-offs from other clients related to COVID-19. We have had no projects cancelled due to COVID-19 although we have had some new projects put on hold. We have also had clients notify us they will be slow to pay our bills and have some reduced billable hours per week until the economy reopens further. We are at the beginning stages of rebuilding our sales pipeline for a post-COVID economy.

Discussion of Business Activity

The Company has recently been awarded enterprise IT solutions projects include implementations of i) S/4HANA, SAP’s new enterprise IT platform, ii) Hybris, SAP’s e-commerce platform, and iii) SuccessFactors, SAP’s human resources platform, in addition to the migration of enterprises from on-premises IT infrastructure to the cloud.

Key new business activities in April and May, 2020:
•	Awarded S/4HANA transformation for a spinoff in the midstream oil and gas industry:
•	Awarded S/4HANA private cloud transformation for US firearm and ammunition company
•	Completed go live on Hybris e-commerce implementation for lifestyle apparel and athletic company
•	Initiated Application Managed Services (AMS) contract with a transportation infrastructure construction and maintenance client
•	Initiated Application Managed Services (AMS) contract with a US manufacturer of industrial cooling equipment
•	Signed a new Master Services Agreement and commenced services for water treatment provider.

In addition to client initiatives, the Company has invested in continued development of its internal technology expertise and business process efficiency. We have initiated the internal implementation of a Professional Services Automation suite we hope that will significantly streamline our business operations.

There is a continued near-term expectation of negative cashflow as a result of high Selling, General and Administrative expenses and significant expenses associated with building solutions, sales and resource recruiting capabilities. Also, SAP has pushed out its deadline for mandatory migration to S/4HANA past 2025, which is expected to have a near-term negative impact on the expansion of the solutions business. Due to the foregoing and COVID-19 Pandemic, it is expected that our business will fall short of our 2020 revenue goals.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

	Mar 31,2020	Mar 31,2019

Revenue	9,602,528	10,686,196
Cost of revenue	7,720,962	8,546,232
Gross profit	1,881,566	2,139,964
Operating expenses
Selling, General and administration	2,924,518	2,877,309
Depreciation and amortization	559,623	561,017
Operating expenses	3,484,141	3,438,326
Operating Income (loss)	(1,602,575)	(1,298,362)
Interest expenses	(160,060)	(142,554)
Impairment on goodwill and Intangibles
Changes in fair value of warrant liability	-	(450,267)
Income (loss) before income taxes	(1,762,635)	(1,891,183)
Income tax benefit	(21,892)	31,211
Income (loss) after income taxes	(1,784,527)	(1,859,972)
Net income attributable to non-controlling interest
Net Income (loss) attributable to the Company	(1,784,527)	(1,859,972)
Dividend on preferred stock	(107,835)	(105,705)
Net Income (loss) attributable to common stock holders	(1,892,362)	(1,965,677)
Other comprehensive income (loss), net of tax
Foreign exchange translation	(35,503)	18,714
Total Comprehensive Income (loss)	(1,927,865)	(1,946,963)

Basic income (loss) per share	(0.60)	(1.09)
Diluted income (loss) per share	(0.60)	(1.09)

Basic weighted average number of common shares outstanding	3,175,040	1,807,403
Diluted weighted average number of common shares outstanding	3,175,040	1,807,403

Revenues

Revenues for the three months ended March 31, 2020 decreased by $1 million, or 11%, as compared to the three months ended March 31, 2019 mainly due to completion of some of our major customer assignments in 2019, which had contributed revenue during three months ended March 31, 2019.

We are expecting a decrease in revenue from existing clients of approximately $3.5 million, as compared to full year revenue of 2019, during the next 12 months due to COVID-19.

For the three months ended March 31, 2020 and March 31, 2019, sales to five major customers accounted for 59% and 42% of our total revenue, respectively. For the three months ended March 31, 2020, three of our customers contributed 24% and 11% each by other two customers for our revenue. For the comparable period in 2019, one of our customers contributed 13% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended March 31, 2020 and March 31, 2019.

Gross Margin

Our gross margin was 20% for the three months ended March 31, 2020 and comparable period in 2019.

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

SG&A expenses for the three months ended March 31, 2020 and March 31, 2019 were $2.9 million.

SG&A expenses are expected to remain stable, despite the effects of COVID-19.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.6 million for the three months ended March 31, 2020 and three months ended March 31, 2019. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating loss was $1.8 million for the three months ended March 31, 2020, as compared to $1.9 million operating loss for the three months ended March 31, 2019. We expect the COVID-19 pandemic to negatively impact our operations for the remainder of the fiscal year and for the next twelve months.

Interest Expense

Our interest expense for the three months ended March 31, 2020 was $0.16 million as compared to $0.14 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

Our cash position was approximately $1.3 million as of March 31, 2020, as compared to $0.4 million as of December 31, 2019.

Cash used for operating activities was $2.3 million during the three months ended March 31, 2020 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $0.04 million during the three months ended March 31, 2020. Cash provided by financing activities by loans was $3.1 million during the three months ended March 31, 2020.

Liquidity Concerns

We have incurred recurring losses as a result of costs and expenses related to our selling, general and administration activities and our acquisition strategy. As of March 31, 2020, we had negative working capital of  $6.7 million and cash of $1.3 million on hand. Historically, our principal sources of cash have included bank borrowings and sales of securities. Our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We can give no assurances that additional capital that we are able to obtain, if any, will be sufficient to meet our needs. The foregoing conditions raise substantial doubt about our ability to continue our operations.

Available Credit Facility, Borrowings and Repayment of Debt

As of March 31, 2020, we had approximately $4.5 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

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

In addition, as of March 31, 2020, we have an outstanding aggregate of $1 million in 8% Convertible Unsecured Promissory Notes (the “2017 Notes”), which were issued to one of our accredited investor, including one of the Company’s then-directors, Dhruwa N. Rai, and David Luci, who became a director of the Company in February 2018. The 2017 Notes bear interest at 8% per annum and were due in March 2020. We have not repaid the 2017 Notes and do not currently have sufficient funds available to meet these obligations.

Accounts Receivable

Accounts receivable for the period ended March 31, 2020 were $8.1 million as compared to $6.4 million as on December 31, 2019 the increase was mainly due to delay in payment by our customers due to the COVID-19 pandemic.

Accounts Payable

Accounts payable for the period ended March 31, 2020 were $5.2 million as compared to $4.7 million as on December 31, 2019. The increase in Accounts payable is due to delay in payments to our vendors.

Accrued Expense

Accrued expenses for the period ended March 31, 2020 were $2.2 million as compared to $2.1 million as on December 31, 2019.

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

The forward-looking statements included in this Form 10-Q and referred to elsewhere are related to future events or our strategies or future financial performance, including statements concerning our 2020 outlook, future revenue and growth, customer spending outlook, general economic trends, IT service demand, future revenue and revenue mix, utilization, new service offerings, significant customers, competitive and strategic initiatives, growth plans, potential stock repurchases, future results, tax consequences and liquidity needs. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “believe,” “anticipate,” “anticipated,” “expectation,” “continued,” “future,” “forward,” “potential,” “estimate,” “estimated,” “forecast,” “project,” “encourage,” “opportunity,” “goal,” “objective,” “could,” “expect,” “expected,” “intend,” “plan,” “planned,” or the negative of such terms or comparable terminology. These forward-looking statements inherently involve certain risks and uncertainties, although they are based on our current plans or assessments which are believed to be reasonable as of the date of this Form 10-Q.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of March 31, 2020, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  This is largely due to the fact that we previously acquired multiple privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities.  We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Form 10-K, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to the Risk Factors previously disclosed in our  Form 10-K, except as noted below.

Our results of operations could in the future be materially adversely affected by the global coronavirus pandemic (COVID-19).

The global coronavirus pandemic (COVID-19) has created significant volatility in the price of our common stock, uncertainty in customer demand for our services, and widespread economic disruption. The extent to which the coronavirus pandemic will impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ responses or planned responses to the pandemic; the impact of the pandemic on economic activity and any interventions intended to mitigate decreased economic activity; the effect on our customers and customer demand for our products, services, and solutions; our ability to sell and provide our products, services, and solutions, including as a result of travel restrictions, personnel working from home or with diminished technology and communication abilities, and social distancing; the ability of our customers to pay timely, if at all, for our services and solutions with or without discounts requested by our customers; and closures of our and our customers’ offices and facilities. The closure of our customers’ facilities, restrictions that prevent our customers from accessing those facilities or their own customers, and broad disruptions in our customers’ markets and customer base, has disrupted, and could in the future disrupt the demand for our products, services, and solutions and result in, among other things, termination of customer contracts, delays or interruptions in the performance of contracts, losses of revenues, and an increase in bad debts. Customers may also slow or halt decision making, delay planned work, or suspend, terminate, or reduce existing contracts or services. Travel and immigration restrictions may delay or prevent our personnel from accessing worksites, and work-from-home or remote working arrangements could reduce profitability or increase information security and connectivity vulnerabilities. In addition, when COVID-19-related restrictions on business are eased, our ability to deliver services to our customers could be affected by any outbreak of illness among employees returning to our facilities or to our customers’ facilities. Moreover, there may be additional costs that we will have to incur in connection with further changes to, or a return to, normal operating conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to our operations in emerging markets, our ability to execute on our growth strategy through strategic acquisitions, our dependency on third parties for network infrastructure, attracting, hiring, and retaining personnel, the effects on movements in foreign currency exchange rates, and the effects that changes to fiscal, political, regulatory and other federal policies may have on our operations, each of which could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective February 27, 2020, we entered into a note purchase and security agreement with an investor for the sale of a $1,000,000 secured promissory note (the “Note”).

The Note accrues interest at rate of 7.25% and is due on August 31, 2020. The Note was issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 11, 2020, we received proceeds from a loan in the amount of $1,719,600  (the “PPP Loan”) from Sterling National Bank, as lender, pursuant to the Small Business Association (“SBA”) Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Loan, which was in the form of a Promissory Note issued by the Borrower, matures on May 6, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 6, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before July 12, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

ITEM 6.	EXHIBITS

Exhibit	Description
2.1
Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference as Exhibit 2.1 to the Company’s current report on Form 8-K filed on January 13, 2020)

2.2
Amalgamation Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., Jay Pharma ExchangeCo., Inc. and Barry Kostiner (incorporated by reference as Exhibit 2.2 to the Company’s current report on Form 8-K filed on January 13, 2020)

10.1
Form of Exchange Agreement, by and among AMERI Holdings, Inc., Ameri100, Inc. and each Converted Debt Holder (incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 13, 2020)

10.2	Note Purchase and Security Agreement (incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 4, 2020)
10.3	Secured Promissory Note (incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on March 4, 2020)
10.4	Promissory Note from Sterling National Bank, due May 6, 2022
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial and Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial and Accounting Officer
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

**
In accordance with Item 601 of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2020.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Accounting Officer)