Form 10-K/A
period 2019-12-31
AMERI Holdings, Inc.
filed 2020-08-12
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission file number 001-38286

AMERI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4080 McGinnis Ferry Road, Suite 1306 Alpharetta, Georgia 30005	30005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 935-4152

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock $0.01 par value per share	AMRH	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	AMRHW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

As of August 11, 2020, 5,737,001 shares of the registrant’s common stock were issued and outstanding.

EXPLANATORY NOTE

Ameri Holdings, Inc. is filing this Amendment Number 1 to its Annual Report on Form 10-K (“the Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2020 (the “Original Form 10-K”). This Amendment is being filed to update our notes to our audited financial statements and our disclosures under “Management’s Discussion and Analysis” in response to comments the Company received on the Original Form 10-K from the SEC. Specifically, the Company revised the following sections of the Original Form 10-K:

1.	Management’s Discussion and Analysis of Financial Condition and Results of Operations;
2.	Financial Statement Note 1 – Description of Business;
3.	Financial Statement Note 2 – Summary of Significant Accounting Policies;
4.	Financial Statement Note 15 – Leases; and
5.	Financial Statement Note 17 – Revision of Prior Year Financial Statements.

With respect to Note 17, the Company’s corrections of the financial statements as of December 31, 2019 and the year then ended were a result of the adoption of FASB ASU 2016-02 “Leases” (Topic 842) and the implementation of the guidance for a lease that was executed as of April 1, 2019. In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company determined that previously issued financial statements be revised to reflect the correction of these errors.

Except as noted above, the Company has not amended any other aspect of the Original Form 10-K. This Amendment does not reflect events occurring after the filing of our Original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC.

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

Each party’s obligation to consummate the Amalgamation is subject to certain conditions including, but not limited to:

●	the approval of each of the Company’s and Jay Pharma’s shareholders;
●	the consummation of the Spin-Off;
●	the entering into of certain ancillary agreements by and between the Company and ExchangeCo;
●	the approval of the NASDAQ to approve for listing the common stock of the resulting company.

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

Characteristic		Description
Mature Market	●	Most large global companies have already outsourced what they wanted to outsource.

Commoditized Business Model	●	North America and Europe continue to be the markets with attractive spending potential. However, increased regulations and visa dependencies prove to be a major drawback of the model.

	●	The benefits realized from the business model are largely based on labor arbitrage, productivity benefits and portfolio restructuring. These contours have changed due to commoditization.

Insourcing	●	Extremely rapid changes in technology are forcing IT services–traditionally an outsourcing business—to adopt an insourcing model.

Rapid Technology Shifts	●	Cloud services, robotic process automation, artificial intelligence and internet of things are increasingly in demand as part of outsourcing engagements. Smart robots increasingly operate in the cloud, and a ‘labor-as-a- service’ approach has emerged, as clients and providers find that intelligent tools and virtual agents can be easily and flexibly hosted on cloud platforms.

	●	Social media, cloud computing, mobility and big data will continue to be mainstays for any IT ecosystem.

	●	The convergence of cloud computing, virtualization (applications and infrastructure) and utility computing is around the corner. The ability of a vendor to offer an integrated basket of services on a SaaS model, will be a key differentiator.

	●	Enterprises are becoming more digital. There is a strong convergence of human and machine intelligence thanks to drivers like advanced sensors and machine learning. Operations and technology are converging.

Contracts & Decision Making	●	Large multi-year contracts will be renegotiated and broken down into shorter duration contracts and will involve multiple vendors rather than sole sourcing.

	●	The ability to demonstrate value through Proof of Concepts (POCs) and willingness to offer outcome based pricing are becoming critical considerations for decision making, Requests for Proposal (RFP)-driven decisions are increasingly rare.

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

On any given project we evaluate a client’s needs and make our best effort to meet them with our full-time specialists. However, in certain circumstances, we may need to go outside the Company, and in this case, we approach our strategic partners to tap into their pools of technology specialists. Project teams are usually composed of a mix of our full-time employees and outside technology specialists. Occasionally, a project team may consist of a Company manager and a few outside technology specialists. While final accountability for any of our projects rests with the Company, the outside technology specialists are incentivized to successfully complete a project with project completion payments that are in addition to hourly billing rates we pay the outside technology specialists.

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

Some of our competitors have significantly greater financial, technical and marketing resources and/or greater name recognition, but we believe we are well positioned to capitalize on the following competitive strengths to achieve future growth:

●	well-developed recruiting, training and retention model;

●	successful service delivery model;

●	broad referral base;

●	continual investment in process improvement and knowledge capture;

●	investment in research and development;

●	strong corporate governance; and

●	custom strategic partnerships to provide breadth and depth of services.

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

We market our service offerings to large and medium-sized organizations. Generally, the pricing for the projects depends on the type of contract, which includes time and material contracts, annual maintenance contracts (fixed time frame), fixed price contracts and transaction price-based contracts. The intense competition and the changes in the general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain services or provide services that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any broad-based change to our prices and pricing policies could cause revenues to decline and may reduce margins and could adversely affect results of operations, financial condition and cash flows. Some of our competitors may bundle software products and services for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain services. If we do not adapt our pricing models to reflect changes in customer use of our services or changes in customer demand, our revenues and cash flows could decrease.

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

Our clients typically retain us on a non-exclusive, project-by-project basis. Many of our client contracts can be terminated with or without cause. Our business is dependent on the decisions and actions of our clients, and there are a number of factors relating to our clients that are outside of our control which might lead to termination of a project or the loss of a client, including:

●	financial difficulties for a client;

●	a change in strategic priorities, resulting in a reduced level of technology spending;

●	a demand for price reductions; or an unwillingness to accept higher pricing due to various factors such as higher wage costs, higher cost of doing business;

●	a change in outsourcing strategy by moving more work to the client’s in-house technology departments or to our competitors;

●	the replacement by our clients of existing software with packaged software supported by licensors;

●	mergers and acquisitions;

●	consolidation of technology spending by a client, whether arising out of mergers and acquisitions, or otherwise; and

●	sudden ramp-downs in projects due to an uncertain economic environment.

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

On January 23, 2019, certain subsidiaries of the Company, including Ameri100 Arizona LLC, Ameri100 Georgia, Inc., Ameri100 California, Inc. and Ameri and Partners, Inc., as borrowers (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Loan Agreement”), with North Mill Capital LLC, as lender (the “Lender”). The Loan Agreement has an initial term of two years from the closing date, with renewal thereafter if Lender, at its option, agrees in writing to extend the term for additional one-year periods (the “Term”). The Loan Agreement is collateralized by a first-priority security interest in all of the assets of Borrower. In addition, (i) pursuant to a Corporate Guaranty entered into by the Company in favor of the Lender (the “Corporate Guaranty”), the Company has guaranteed the Borrower’s obligations under the Credit Facility and (ii) pursuant to a Security Agreement entered into between the Company and Lender (the “Security Agreement”), the Company granted a first-priority security interest in all of its assets to Lender.

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

If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly-held common stock with a market value of at least $1 million;

●	300 round-lot stockholders; and

●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

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

The announcement and pendency of the amalgamation could disrupt Ameri’s and/or Jay Pharma’s businesses in the following ways, among others:

●	Ameri’s or Jay Pharma’s current and prospective employees could experience uncertainty about their future roles within the resulting company; and, this uncertainty might adversely affect Ameri’s or Jay Pharma’s ability to retain, recruit and motivate key personnel;
●	the attention of Ameri’s or Jay Pharma’s management may be directed towards the completion of the amalgamation and other transaction-related considerations and may be diverted from the day-to-day business operations of Ameri or Jay Pharma, as applicable, and matters related to the amalgamation may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to Ameri or Jay Pharma, as applicable;
●	customers, prospective customers, suppliers, collaborators and other third parties with business relationships with Ameri or Jay Pharma may decide not to renew or may decide to seek to terminate, change or renegotiate their relationships with Ameri or Jay Pharma as a result of the amalgamation, whether pursuant to the terms of their existing agreements with Ameri or Jay Pharma; and

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or “FDCA,” and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies, and formulation studies according to Good Laboratory Practices and other applicable regulations;

●	Submission to the FDA of an Investigational New Drug Application, or an “IND,” which must become effective before human clinical trials may begin in the United States;

●	Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices, or GCPs, which sufficiently demonstrate the safety and efficacy of the proposed drug or biologic for its intended uses;

●	Submission to the FDA of a New Drug Application, or an NDA, for a new drug product;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;

●	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA or biologics license application; and

●	FDA review and, potentially, approval of the NDA.

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

Company History

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which had been a shell company until May of 2015. On May 26, 2015, we completed a “reverse merger” transaction, in which we caused Ameri100 Acquisition, Inc., a Delaware corporation, as our newly created, wholly owned subsidiary, to be merged with and into Ameri and Partners (doing business as Ameri100), a Delaware corporation. As a result of the Merger, Ameri and Partners became our wholly owned subsidiary with Ameri and Partners’ former stockholders acquiring a majority of the outstanding shares of our common stock. The Merger was consummated under Delaware law, pursuant to the Merger Agreement, and in connection with the Merger we changed our name to AMERI Holdings, Inc. Since the Merger, we have been an active holding company headquartered in Suwanee, Georgia, with offices across the United States that are supported by offices in India.

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

Matters that May or Are Currently Affecting Our Business

The main challenges and trends that could affect or are affecting our financial results include:

●	Our ability to enter into additional technology-management and consulting agreements, to diversify our client base and to expand the geographic areas we serve;

●	Our ability to attract competent, skilled professionals and on-demand technology partners for our operations at acceptable prices to manage our overhead;

●	Our ability to acquire other technology services companies and integrate them with our existing business;

●	Our ability to raise additional equity capital, if and when we needed;

●	We may incur an impairment of the goodwill acquired from our prior business acquisitions if our acquired entities do not experience growth; and

●	Our ability to control our costs of operation as we expand our organization and capabilities.

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

Result of Operations

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	Twelve Months
	Ended December 31,
	2019	2018

Net revenue	$39,914,675	$42,998,280
Cost of revenue	31,763,955	34,014,776
Gross profit	8,150,720	8,983,504

Operating expenses:
Selling, general and administration	12,210,317	10,794,822
Depreciation and amortization	2,265,297	2,903,662
Acquisition related expenses	-	333,237
Changes in estimate for consideration payable	-	(6,940,310)
Impairment charges on goodwill and intangible assets	-	9,038,553
Operating expenses	14,475,614	16,129,964
Operating Income (loss):	(6,324,894)	(7,146,460)

Interest expense	(694,926)	(729,896)
Other income	4,540	88,161
Change in fair value of warrant liability	1,796,174	(2,760,819)
Total other income /(expenses)	1,105,788	(3,402,554)
Income (loss) before income taxes	(5,219,106)	(10,549,014)
Income tax benefit	(388,657)	(6,348,502)

Net Income (loss)	(5,607,763)	(16,897,516)
Dividend on preferred stock	(426,003)	(2,583,185)
Net (loss) attributable to common stock holders	(6,033,766)	(19,480,701)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	(26,985)	50,122
Total comprehensive income (loss)	$(6,060,751)	(19,430,579)

Comprehensive (loss) attributable to the Company	(6,060,751)	(19,430,579)
Comprehensive (loss) attributable to the non-controlling interest	-	-
	(6,060,751)	(19,430,579)

Basic income (loss) per share	$(2.83)	$(20.47)
Diluted income (loss) per share	$(2.83)	$(20.47)

Basic weighted average number of shares	2,128,806	951,601
Diluted weighted average number of shares	2,128,806	951,601
	31

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

Gross Margin

Our gross margin was 20% and 21% for the year ended December 31, 2019 and December 31, 2018 respectively.

Our target gross margins in future periods are anticipated to be in the range of 20% to 25% based on a mix of project revenues and professional service revenues. However, there is no assurance that we will achieve such anticipated gross margins.

Selling, General and Administration Expenses

Selling, general and administration (“SG&A”) expenses include all costs, including rent costs, which are not directly associated with revenue-generating activities, as well as the non-cash expense for stock-based compensation. These also include employee costs, corporate costs and facilities costs. Employee costs include administrative salaries and related employee benefits, travel, recruiting and training costs. Corporate costs include reorganization costs, legal, accounting and outside consulting fees. Facilities costs primarily include rent and communications costs.

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

Impairment on Goodwill and Intangibles

As a result of our annual impairment testing on goodwill and of triggering events identified with respect to certain intangible assets, we recorded impairment charges of $0 and $9.0 million for the year ended December 31, 2019 and December 31, 2018, respectively, with respect to the goodwill of certain of our reporting units and certain customer lists.

Operating Income (loss)

Our operating loss was $6.3 million for the year ended December 31, 2019, as compared to $7.1 million for the year ended December 31, 2018. This decrease was mainly due to the decrease in Impairment charges on goodwill and intangibles.

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

Income Taxes

The total tax expenses were $0.4 million and $6.3 million for the year ended December 31, 2019 and December 31, 2018, respectively.

Liquidity and Capital Resources

Our cash position was $0.4 million as of December 31, 2019, as compared to $1.4 million as of December 31, 2018.

Cash used for operating activities was $2.4 million during the year ended December 31, 2019 and $2.6 million during the year ended December 31, 2018. We were able to control the level of cash used for operating activities from year to year through cost-cutting measures that reduced working capital requirements. Cash used in investing activities was $0.3 million during the year ended December 31, 2019. Cash provided by financing activities was $1.8 million during the year ended December 31, 2019 and was attributable to the exercise of series A warrants, issue of debentures and net bank borrowings.

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

Our financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance.

The Company adopted this guidance and related amendments as of the first quarter of fiscal 2018, applying the full retrospective transition method. As the underlying principles of the new standard, relating to the measurement of revenue and the timing of recognition, are closely aligned with the Company’s current business model and practices, the adoption of ASU 2014-09 did not have a material impact on the consolidated financial statements. In addition, the adoption of ASC 606 did not impact the previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

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

Revenues also include the reimbursement of out-of-pocket expenses.

We may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we typically estimate standalone selling price by using the expected cost plus a margin approach. We typically establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

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

Prior to the adoption of the New Revenue Standard on January 1, 2018, revenues were earned and recognized when all of the following criteria were met: evidence of an arrangement existed, the price was fixed or determinable, the services had been rendered and collectability was reasonably assured. Contingent or incentive revenues were recognized when the contingency was satisfied and we concluded the amounts were earned. Volume discounts were recorded as a reduction of revenues as services were provided. Revenues also included the reimbursement of out-of-pocket expenses.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted, and requires adoption using a modified retrospective approach, with certain exceptions. Based on the composition of the Company’s investment portfolio as of December 31, 2019, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements. Additionally, for trade receivables, due to their short duration and the credit profile of the Company’s customers, the effect of transitioning from the incurred losses model to the expected losses model is not expected to be material.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company adopted the new standard during the year ended December 31, 2019 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

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

Standards Implemented

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred, or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and analyzed the lease for a right of use (“ROU”) asset and liability to be recorded on the consolidated balance sheet related to the operating lease for its office space. Results for the year ended December 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

1.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

2.	Not to apply the recognition requirements in ASC 842 to short-term leases.

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Refer to Note 15 of our consolidated financial statements for additional disclosures required by ASC 842.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company adopted the standard during the year ended December 31, 2018 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the new standard during the year ended December 31, 2019 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

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

Corporate Governance

Our Board of Directors currently has three standing committees. The current members of our committees are identified below:

Committees
Nominations and
Corporate
Director	Audit	Compensation	Governance

Dimitrios J. Angelis	X	X	X
Thoranath Sukumaran	X	X
Carmo Martella	X
Srinidhi “Dev” Devanur

Audit Committee. The Audit Committee consists of Messrs. Angelis, Sukumaran and Martella. All members of the Audit Committee (i) are independent directors (as currently defined in Rule 5605(a)(2) of the NASDAQ listing rules); (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (iii) have not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and (iv) are able to read and understand fundamental financial statements. Mr. Angelis qualifies as an “Audit Committee financial expert” as defined in the rules and regulations established by the SEC. The Audit Committee is governed by a written charter approved by our Board of Directors. The functions of the Audit Committee include, among other things:

●	Meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

●	Meeting with our independent registered public accounting firm and with internal financial personnel regarding the adequacy of our internal controls and the objectivity of our financial reporting;

●	Recommending to our Board of Directors the engagement of our independent registered public accounting firm;

●	Reviewing our quarterly and audited consolidated financial statements and reports and discussing the statements and reports with our management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; and

●	Reviewing our financial plans and reporting recommendations to our full Board of Directors for approval and to authorize action.

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

The Committee may also obtain advice and assistance from internal or external legal, accounting, or other advisers selected by the Committee.

Elements of Executive Compensation

Our executive compensation consists of the following elements:

●	Base salary;

●	Annual Incentive Bonus;

●	Long-Term Incentives; and

●	Retirement benefits under a 401(k) plan and generally available benefit programs.

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

	Transition					Non-Equity	Non-Qualified
	Period					Incentive	Deferred
Name &	or Fiscal			Stock	Option	Plan	Compensation	All Other
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Ended	($)	($)	($)	($)	($)	($)	($)	($)
Brent	12/31/2019	250,000	—	—	—	—	—	—	250,000
Kelton	12/31/2018	250,000	100,000	—	—	—	—	—	350,000
Chief Executive Officer

Barry	12/31/2019	200,000	—	—	—	—	—	—	200,000
Kostiner	12/31/2018	50,000	10,000	—	—	—	—	—	60,000
Chief Financial Officer
Srinidhi
(Dev)	12/31/2019	250,000	—	—	—	—	—	—	250,000
Devanur	12/31/2018	250,000	50,000	—	—	—	—	—	300,000
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

The following table sets forth the cash compensation, as well as certain other compensation earned by each person who served as a director of our company, during the year ended December 31, 2019:

	Fees
	Earned		RSU &
	or Paid	Stock	Option	All Other
	in Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($)	($)	($)

Srinidhi “Dev” Devanur		-	-	-	-
Dimitrios J. Angelis	72,000	-			72,000
Carmo Martella	64,000	-			64,000
James Shad*	17,000	-			17,000
David Luci**	14,000	-			14,000
Thoranath Sukumaran	70,000	-			70,000
TOTAL	237,000	-			237,000

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

	Year Ended	Year Ended
Type of Fees	December 31, 2019	December 31, 2018
Audit Fees	$85,000	$85,000
Audit Related Fees	—	—
Tax Fees	11,500	—
All Other Fees	—	-
Total	$96,500	$85,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description

2.1	Share Purchase Agreement, dated as of November 20, 2015, by and among Ameri Holdings, Inc., Bellsoft, Inc., and all of the shareholders of Bellsoft (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 23, 2015 and incorporated herein by reference).

2.2	Agreement of Merger and Plan of Reorganization, dated as of July 22, 2016, by and among Ameri Holdings, Inc., Virtuoso Acquisition Inc., Ameri100 Virtuoso Inc., Virtuoso, L.L.C. and the sole member of Virtuoso, L.L.C. (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 27, 2016 and incorporated herein by reference).

2.3	Membership Interest Purchase Agreement, dated as of July 29, 2016, by and among Ameri Holdings, Inc., DC&M Partners, L.L.C., all of the members of DC&M Partners, L.L.C., Giri Devanur and Srinidhi “Dev” Devanur (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 1, 2016 and incorporated herein by reference).

2.4	Share Purchase Agreement, dated as of March 10, 2017, by and among Ameri Holdings, Inc., ATCG Technology Solutions, Inc., all of the stockholders of ATCG Technology Solutions, Inc., and the stockholders’ representative (filed as Exhibit 2.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).

2.5	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc.* (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K, filed with the SEC on January 13, 2020)

2.6	Amalgamation Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., Jay Pharma ExchangeCo., Inc. and Barry Kostiner.* (incorporated by reference to Exhibit 2.2 to the Company’s current report on Form 8-K, filed with the SEC on January 13, 2020)

3.1	Amended and Restated Certificate of Incorporation of Ameri Holdings, Inc. (filed as Exhibit 3.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

3.2	Certificate of Amendment of Certificate of Incorporation, dated November 21, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on November 22, 2019)

3.3	Amended and Restated Certificate of Designation of Rights and Preferences of 9.00% Series A Cumulative Preferred Stock (filed as Exhibit 3.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of Ameri Holdings, Inc. (filed as Exhibit 3.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2016 and incorporated herein by reference).

4.1	Warrant Agent Agreement dated November 17, 2017 between Ameri Holdings, Inc. and Corporate Stock Transfer, Inc. (includes form of Warrant) (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on November 17, 2017 and incorporated herein by reference).

4.2	Form of Certificate Representing Shares of Common Stock of Registrant (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Registration Statement on Form S-8 filed with the SEC on December 17, 2015 and incorporated herein by reference).

4.3	Form of Common Stock Purchase Warrant issued by Ameri Holdings, Inc. to Lone Star Value Investors, LP, dated May 26, 2015 (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

4.4	Common Stock Purchase Warrant, dated May 12, 2016, issued by Ameri Holdings, Inc. to Lone Star Value Investors, LP, dated May 12, 2016 (filed as Exhibit 4.3 to Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2016 and incorporated herein by reference).

4.5	Description of Securities (filed with the Original Form 10-K)

4.6	Form of 8% Convertible Unsecured Promissory Note due March 2020 (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 8, 2017 and incorporated herein by reference).

4.7	Form of 6% Unsecured Promissory Note (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2017 and incorporated herein by reference).

4.8	Form of Warrant issued in July 2018 Financing (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

4.9	Form of Placement Agent Warrant issued in July 2018 Financing (filed as Exhibit 4.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on July 30, 2018 and incorporated herein by reference).

4.10	Warrant Agent Agreement dated August 16, 2018 between Ameri Holdings, Inc. and Corporate Stock Transfer, Inc. (includes form of Warrant) (filed as Exhibit 4.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated as of May 26, 2015, by and between Ameri Holdings, Inc. and Lone Star Value Investors, LP. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.2	Form of Director Indemnification Agreement. (filed as Exhibit 10.6 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.3	Form of Option Grant Letter. (filed as Exhibit 10.7 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.4	2015 Equity Incentive Award Plan. (filed as Exhibit 10.8 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 1, 2015 and incorporated herein by reference).

10.5	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 23, 2015 and incorporated herein by reference).

10.6	Exchange Agreement, dated as of December 30, 2016, between Ameri Holdings, Inc. and Lone Star Value Investors, LP (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 4, 2017 and incorporated herein by reference).

10.7	Amendment to 6% Unsecured Promissory Note and Waiver Agreement, dated February 28, 2018, by and between Ameri Holdings, Inc. and Moneta Ventures Fund I, L.P. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 2, 2018 and incorporated herein by reference).

10.8	Amendment Agreement, dated as of June 22, 2018, by and between Ameri Holdings, Inc. and Lone Star Value Investors, LP. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on June 26, 2018 and incorporated herein by reference).

10.9	First Amendment to the Ameri Holdings, Inc. 2015 Equity Incentive Award Plan. (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on August 17, 2018 and incorporated herein by reference).

10.10	Employment Letter, dated October 17, 2018, between Ameri and Partners Inc and Barry Kostiner (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on October 17, 2018 and incorporated herein by reference).

10.11	Employment Agreement between Srinidhi “Dev” Devanur and the Company, effective December 11, 2018 (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on December 14, 2018 and incorporated herein by reference).

10.12	Loan and Security Agreement, dated January 23, 2019, by and between (i) Ameri100 Arizona LLC, (ii) Ameri100 Georgia, Inc., (iii) Ameri100 California, Inc. and (iv) Ameri and Partners, Inc. and North Mill Capital LLC (filed as Exhibit 10.1 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.13	Revolving Credit Master Promissory Note, dated January 23, 2019 (filed as Exhibit 10.2 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.14	Corporate Guaranty, dated January 23, 2019, by Ameri Holdings, Inc. in favor of North Mill Capital LLC (filed as Exhibit 10.3 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.15	Security Agreement, dated January 23, 2019, by and between Ameri Holdings, Inc. and North Mill Capital LLC (filed as Exhibit 10.4 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.16	Form of Guarantor Indemnification Agreement (filed as Exhibit 10.5 to Ameri Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on January 25, 2019 and incorporated herein by reference).

10.17	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on September 20, 2019)

10.18	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 25, 2019)

10.19	Form of Convertible Debenture (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on November 25, 2019)

10.20	Form of Exchange Agreement, by and among AMERI Holdings, Inc., Ameri100, Inc. and each Converted Debt Holder* (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on January 13, 2020)

10.21	Note Purchase and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 4, 2020)

10.22	Secured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on March 4, 2020)

21.1	List of Subsidiaries (filed with the Original Form 10-K).

23.1*	Consent of Ram Associates, CPA.

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial and Accounting Officer

32.1**	Section 906 Certification of Principal Executive Officer

32.2**	Section 906 Certification of Principal Financial and Accounting Officer

101*	The following materials from Ameri Holdings, Inc.’s Annual Report on Form 10-K for the twelve months ended December 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

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

Hamilton, NJ

March 25, 2020, except as to note 17, which is as of August 11, 2020

AMERI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(as revised)
Assets
Current assets:
Cash and cash equivalents	$431,400	$1,371,331
Accounts receivable	6,384,148	7,871,422
Other current assets	783,606	818,600
Total current assets	7,599,154	10,061,353
Other assets:
Property and equipment, net	83,128	58,892
Intangible assets, net	3,584,221	5,778,036
Goodwill	13,729,770	13,729,770
Operating lease right of use asset, net	286,161	-
Deferred income tax assets, net	8,879	9,399
Total other assets	17,692,161	19,576,097
Total assets	$25,291,313	$29,637,450

Liabilities
Current liabilities:
Line of credit	$2,881,061	$3,950,681
Accounts payable	4,696,352	4,377,794
Other accrued expenses	1,989,894	1,697,636
Current portion – operating lease liability	120,052	-
Current portion - long-term notes	-	6,450
Convertible notes	1,000,000	1,250,000
Debentures	1,000,000	-
Consideration payable – cash	2,496,000	2,696,000
Consideration payable – equity	-	605,223
Dividend payable – Preferred stock	320,298	105,181
Total current liabilities	14,503,657	14,688,965
Long-term liabilities:
Operating lease liability - net	169,897	-
Warrant liability	-	4,189,388
Total long-term liabilities	169,897	4,189,388
Total liabilities	14,673,554	18,878,353

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 424,938 and 420,720 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	4,249	4,207
Common stock, $0.01 par value; 100,000,000 shares authorized, 2,522,095 and 1,693,165 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	25,221	16,932
Additional paid-in capital	51,040,296	45,129,214
Accumulated deficit	(40,512,019)	(34,478,253)
Accumulated other comprehensive income (loss)	60,012	86,997
Total stockholders’ equity	10,617,759	10,759,097
Total liabilities and stockholders’ equity	$25,291,315	$29,637,450

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Twelve Months
	Ended December 31,
	2019	2018
	(as revised)
Net revenue	$39,914,675	$42,998,280
Cost of revenue	31,763,955	34,014,776
Gross profit	8,150,720	8,983,504

Operating expenses:
Selling, general and administration	12,210,317	10,794,822
Depreciation and amortization	2,265,297	2,903,662
Acquisition related expenses	-	333,237
Changes in estimate for consideration payable	-	(6,940,310)
Impairment charges on goodwill and intangible assets	-	9,038,553
Operating expenses	14,475,614	16,129,964
Operating Income (loss):	(6,324,894)	(7,146,460)

Interest expense	(694,926)	(729,896)
Other income	4,540	88,161
Change in fair value of warrant liability	1,796,174	(2,760,819)
Total other income /(expenses)	1,105,788	(3,402,554)
Income (loss) before income taxes	(5,219,106)	(10,549,014)
Income tax benefit	(388,657)	(6,348,502)

Net Income (loss)	(5,607,763)	(16,897,516)
Dividend on preferred stock	(426,003)	(2,583,185)
Net (loss) attributable to common stock holders	(6,033,766)	(19,480,701)
Other comprehensive income/ (loss), net of tax:
Foreign exchange translation adjustment	(26,985)	50,122
Total comprehensive income (loss)	$(6,060,751)	(19,430,579)

Comprehensive (loss) attributable to the Company	(6,060,751)	(19,430,579)
Comprehensive (loss) attributable to the non-controlling interest	-	-
	(6,060,751)	(19,430,579)

Basic income (loss) per share	$(2.83)	$(20.47)
Diluted income (loss) per share	$(2.83)	$(20.47)

Basic weighted average number of shares	2,128,806	951,601
Diluted weighted average number of shares	2,128,806	951,601

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FROM DECEMBER 31, 2017 TO DECEMBER 31, 2019

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Share	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total Stockholders’ equity
Balance at December 31, 2017	726,509	$7,265	405,395	$4,054	$34,397,541	$36,877	$(14,997,552)	$19,448,185
Net Loss for the period							(19,480,701)	(19,480,701)
Other comprehensive income (loss)						50,120		50,120
Warrants conversion to shares	781,486	7,815			698,453			706,268
Shares Issued as consideration for acquisition of Subsidiary (ATCG)	11,334	113			605,110			605,223
Shares Issued towards earnout	15,561	156			642,694			642,850
Stock, Option, RSU and Warrant Expense	-				1,239,989			1,239,989
Compensation to Directors	3,875	39			(39)			-
Conversion of Options	22,400	224			806,175			806,399
Shares issued - Private Placement	130,000	1,300			4,249,960			4,251,260
Issuance of Preference shares for Q1 and Q2 dividend	-		15,325	153	766,055			766,208
Shares Issued on separation	2,000	20			11,480			11,500
LSV - Preferred Dividend	-				1,711,796			1,711,796

Balance at December 31, 2018	1,693,165	$16,932	420,720	$4,207	$45,129,214	$86,997	$(34,478,253)	$10,759,097

Balance at December 31, 2018	1,693,165	$16,932	420,720	$4,207	$45,129,214	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period (as revised)							(6,033,766)	(6,033,766)
Other comprehensive income (loss)						(26,985)		(26,985)
Shares Issued towards earnouts	131,570	1,316			603,909			605,225
Exercise of Warrants (PIPE series A&B)	688,097	6,881			4,509,927			4,516,808
Stock Compensation expenses					586,495			586,495
Preferred stock issued			4,218	42	210,844			210,886
Shares issued for Fraction shares on reverse split	9,263	93			(93)			-
Balance at December 31, 2019 (as revised)	2,522,095	$25,221	424,938	$4,249	$51,040,296	$60,012	$(40,512,019)	$10,617,760

See notes to the consolidated financial statements.

AMERI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December, 31
	2019	2018
	(as revised)
Cash flow from operating activities
Net Income (loss)	(6,033,766)	(19,480,701)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	2,265,297	2,903,662
Amortization of right of use asset	3,788
Impairment on goodwill and Intangible assets	-	9,038,553
Provision for Preference dividend	426,003	2,583,184
Changes in fair value of warrants	(1,796,174)	2,760,819
Changes in estimate of contingent consideration	-	(6,940,310)
Stock, option, restricted stock unit and warrant expense	586,495	1,251,489
Foreign exchange translation adjustment	(26,985)	-
Provision for Income taxes (net of deferred income taxes)	388,657	6,348,502
Loss on sale of fixed assets	(11,386)	(2,139)
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	1,487,274	967,031
Other current assets	34,994	105,666
Increase (decrease) in:
Accounts payable and accrued expenses	222,679	(2,101,251)

Net cash provided by (used in) operating activities	(2,453,123)	(2,565,495)
Cash flow from investing activities
Purchase of fixed assets	(84,331)	6,421
Acquisition consideration	(200,000)	(3,645,667)
Net cash used in investing activities	(284,331)	(3,639,246)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	(1,326,070)	(1,976,299)
Proceeds from Issue of debentures	1,000,000	-
Contingent consideration for acquisitions	-	(1,657,667)
Proceeds from issuance of common shares, net	2,123,594	6,327,954
Net cash provided by financing activities	1,797,524	2,693,988
Net increase (decrease) in cash and cash equivalents	(939,931)	(3,510,753)
Cash and cash equivalents as at beginning of the period	1,371,331	4,882,084
Cash at the end of the period	431,400	1,371,331

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$480,404	$571,628
Taxes	$-	$-

Non-cash investing and financing activities:
Operating lease liability	$371,754	$-

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

Liquidity and Going Concern

The Company has incurred net losses from operations since inception. The net loss for the year ended December 31, 2019 was $6.1 million and the accumulated deficit was $41 million as of December 31, 2019. The cash and cash equivalents and the current portion of loans and convertible notes due to third parties were $.0.4 million and $4.5 million respectively, as of December 31, 2019. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses. We expect our primary sources of cash to be customer collections and external financing. We also continue to work on cost reductions, and we have initiated steps to reduce our overhead to improve cash savings. We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

Our financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation. The accompanying audited consolidated financial statements have been prepared by AMERI pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding annual financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to ensure the information presented is not misleading.

The accompanying audited consolidated financial statements reflect all adjustments (which were of a normal, recurring nature) that, in the opinion of management, are necessary to present fairly our financial position, results of operations and cash flows as of and for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: allowance for doubtful accounts, inventory obsolescence and the fair value of share-based payments.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Risks and Uncertainties. The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company’s operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the grocery industry, (ii) general economic conditions in the various local markets in which the Company competes, including a potential general downturn in the economy, and (iii) the volatility of prices pertaining to food and beverages in connection with the Company’s distribution of the product. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and Cash Equivalents and Investments. Cash and cash equivalents consist of all cash balances, including money market funds, certificates of deposits and commercial paper that have a maturity, at the date of purchase, of three months or less.

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

Our contract assets and contract liabilities are reported on a net basis by contract at the end of each reporting period. The difference between the opening and closing balances of our contract assets and contract liabilities primarily results from the timing difference between our performance obligations and the client’s payment. We receive payments from clients based on the terms established in our contracts, which vary by contract type.

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

Leases. In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and liability in the condensed consolidated balance sheet in the amount of $371,754 related to the operating lease for office space. Results for the year ended December 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

As part of the adoption the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

1.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

2.	Not to apply the recognition requirements in ASC 842 to short-term leases.

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Refer to Note 15. Leases for additional disclosures required by ASC 842.

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

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance.

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which would require a cumulative effect adjustment for initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the comparative information would not require to be restated and continue to be reported under the accounting standards in effect for those periods.

The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s services and will provide financial statement readers with enhanced disclosures. We recognize revenues as we transfer control of deliverables (products, solutions and services) to our customers in an amount reflecting the consideration to which we expect to be entitled.

To achieve this core principle, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of December 31, 2019 contained a significant financing component.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. For example, a bonus or penalty may be associated with one or more, but not all, distinct services promised in a series of distinct services that forms part of a single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Disaggregation of Revenue from Entities. The following table disaggregates gross revenue by entity for the year ended December 31, 2019 and 2018:

	For the Year Ended
	December 31, 2019	December 31, 2018
ATGC India	$309,598	$496,203
Ameri 100 California	11,200,756	11,409,871
Ameri 100 Arizona	7,163,666	13,528,412
Ameri 100 Canada	706,083	1,049,754
Ameri 100 Georgia	12,937,677	12,541,132
Bigtech Software	315,358	840,338
Ameri 100 Consulting Pvt Ltd	172,699	19,191
Ameri Partners	7,108,838	3,117,728
Total revenue	$39,914,675	$43,002,629

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

Revenues also include the reimbursement of out-of-pocket expenses.

We may enter into arrangements that consist of multiple performance obligations. Such arrangements may include any combination of our deliverables. To the extent a contract includes multiple promised deliverables, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised deliverables are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. When not directly observable, we typically estimate standalone selling price by using the expected cost plus a margin approach. We typically establish a standalone selling price range for our deliverables, which is reassessed on a periodic basis or when facts and circumstances change.

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

Prior to the adoption of the New Revenue Standard on January 1, 2018, revenues were earned and recognized when all of the following criteria were met: evidence of an arrangement existed, the price was fixed or determinable, the services had been rendered and collectability was reasonably assured. Contingent or incentive revenues were recognized when the contingency was satisfied and we concluded the amounts were earned. Volume discounts were recorded as a reduction of revenues as services were provided. Revenues also included the reimbursement of out-of-pocket expenses.

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

Income Taxes. We provide for income taxes utilizing the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred income tax asset will not be realized, a valuation allowance is provided. The effect on deferred income tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date. Tax benefits earned on employee stock awards in excess of recorded stock-based compensation expense are credited to additional paid-in capital. Our provision for income taxes also includes the impact of provisions established for uncertain income tax positions, as well as the related interest.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

Earnings (Loss) Per Share. Earnings per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants. See Note 12 below.

Comprehensive Income (Loss). Our comprehensive income (loss) consists of net income (loss) plus or minus any periodic currency translation adjustments.

Foreign Currency. The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from functional currencies at current exchange rates while revenues and expenses are translated from functional currencies at average monthly exchange rates. The resulting translation adjustments are recorded in the caption “Accumulated other comprehensive income (loss)” on the consolidated statements of financial position.

Related Parties. The Company follows subtopic ASC 850-10 for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20, the related parties include: (a) affiliates of the Company (“Affiliate” means, with respect to any specified person, any other person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent Accounting Pronouncements

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

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

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Standards Implemented

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This ASU requires an entity to recognize revenue when goods are transferred, or services are provided to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This ASU also requires disclosures enabling users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606), deferral of the Effective Date.” With the issuance of ASU 2015-14, the new revenue guidance ASU 2014-09 will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, using one of two prescribed retrospective methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customer (Topic 606), Identifying Performance Obligations and Licensing.” The guidance is applicable from the date of applicability of ASU 2014-09. This ASU finalizes the amendments to the guidance on the new revenue standard on the identification of performance obligations and accounting for licenses of intellectual property. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements (Topic 606)” which is applicable from the date of applicability of ASU 2014-09. This guidance provides optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. In May 2016, FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients”. This amendment clarified certain aspects of Topic 606 and will be applicable from the date of applicability of ASU 2014-09. The Company has implemented the above guidance and related amendments on January 1, 2018.

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and analyzed the lease for a right of use (“ROU”) asset and liability to be recorded on the consolidated balance sheet related to the operating lease for its office space. Results for the year ended December 31, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the legacy accounting guidance under ASC Topic 840, Leases.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company adopted the standard during the year ended December 31, 2018 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the new standard during the year ended December 31, 2019 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

In June 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic718): Improvements to Nonemployee Share-Based Payment Accounting. Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after the grant date. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period. Early adoption is permitted, but no earlier than the Company’s adoption date of Topic 606, Revenue from Contracts with Customers (as described above under “Revenue Recognition”). The Company adopted the new standard during the year ended December 31, 2019 and the adoption did not have a material effect on the consolidated financial statements and related disclosures.

Subsequent Events. The Company evaluates subsequent events and transactions that occur after the balance sheet date for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the financial statements were issued are disclosed as subsequent events, while the financial statements are adjusted to reflect any conditions that existed at the balance sheet date.

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

The Company has allocated the aggregate gross proceeds received to the Purchaser Warrants, the Initial Shares issued and the pre-funded warrants. Due to the reset features present in the Purchaser Warrants along with the existence of down-round protection in the event of future financing transactions at lower prices, the Purchaser Warrants were determined to be derivative financial instruments and therefore, have been recorded as a liability (“Warrant Liability”) in the accompanying consolidated balance sheets. The Purchaser Warrants were initially recorded at fair value with fair value determined utilizing a Black-Scholes option pricing model with the following assumptions: expected term of 5 years; expected volatility of 111.8%; risk free interest rate of 2.37% and an expected dividend yield of zero. The calculated aggregate fair value of $1,429,000 was reflected as Warrant Liability. The remaining proceeds received under the Purchase Agreements were allocated to the Initial Shares and pre-funded warrants and recorded within stockholder’s equity. The fair value of the Purchaser Warrants was reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $2,760,819 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of comprehensive income (loss) during the year ended December 31, 2018. For the sixth months ended June 30, 2019, the Purchaser Warrants were reassessed to reflect the Price Adjustment and number of shares issuable upon exercise. The resulting increase in the fair value of the Purchaser Warrants of $61,715 was reflected as “Changes in Fair Value of Warrant Liability” within the accompanying consolidated statements of operations and comprehensive income (loss). Also, during the sixth months ended June 30, 2019, the Company issued 271,972 shares upon the exercise of certain Purchaser Warrants and received net cash proceeds of $2,123,425,

On September 19, 2019, the Company and each of the Purchasers entered into separate amendment and exchange agreements (the “Exchange Agreements”), pursuant to which the Company agreed to issue to the Purchasers an aggregate of 409,365 shares of Common Stock (the “Exchange Shares”) in exchange for the cancellation and termination of all of the outstanding Purchaser Warrants (the “Exchange”). The Company also agreed to grant to the Purchasers certain participation rights in future financings for a period of twelve (12) months. In connection with the Exchange, the Company recognized an additional charge of $733,470 reflecting an adjustment to the fair value of the Purchaser Warrants. The remaining Warrant Liability at the time of the Exchange of $4,984,573 was reclassified to Stockholder’s Equity. As of December 31, 2019, there are no Purchaser Warrants outstanding.

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

Bigtech’s financial results are included in our consolidated financial results starting July 1, 2016. The Bigtech acquisition did not constitute a significant acquisition for the Company for purposes of Regulation S-X. The valuation of Bigtech was made on the basis of its projected revenues.

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

During the year ended December 31, 2019 and December 31, 2018, we determined, based upon the results of our annual goodwill impairment testing as further described in Note 8, that a triggering event had occurred with respect to certain customer lists contained in the reporting units where goodwill impairment was determined to have occurred, and recorded an impairment charge of $0 million and $0.9 Million respectively. The determination of the fair value of intangible assets requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 18. There were no triggering events during the year ended December 31, 2019.

Components of intangible assets were as follows, as of December 31:

	2019			2018
		Accumulated
	Gross Carrying	Amortization and	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Impairment	Amount	Amount	Amortization	Amount
Customer lists	$13,563,414	9,986,414	3,577,000	13,563,414	7,793,414	5,770,000
Software	$425,064	417,843	7,221	425,064	417,028	8,036

Total intangible assets:	$13,988,478	10,404,257	3,584,221	13,988,478	8,210,442	5,778,036

Our future amortization schedule is as follows:

Year ending December 31,	Amount

2020	2,075,610
2021	1,383,611
2022	125,000
Total	$3,584,221

NOTE 6. GOODWILL:

Goodwill represents the excess of the aggregate purchase price of an acquisition over the fair value of the net assets acquired in the business combinations. Our goodwill was comprised of the following amounts for each of our acquisitions which we have deemed to be separate reporting units for purposes of evaluating our goodwill for impairment:

	December 31,	December 31,
	2019	2018
Ameri Arizona	$5,450,000	$5,450,000
Ameri Georgia	3,470,522	3,470,522
Ameri California	4,809,248	4,809,248
Total	$13,729,770	$13,729,770

During the year ended December 31, 2019 we performed our annual impairment testing which resulted no impairment charges for the year. However, during the year ended December 31, 2018, as a result of performing our annual impairment testing, we recorded impairment charges amounting to $8.2 million as a result of our impairment testing. The full goodwill impairment on Virtuoso, Bigtech and Ameri Consulting Service Pvt. Ltd, and the partial goodwill impairment on Ameri Arizona were primarily driven by declines in estimated future cash flows to be generated by the reporting units as these reporting units that have experienced declining cash flows that what were expected at the time of each acquisition. The determination of the fair value of a reporting unit requires significant inputs, judgments and estimates. These fair value measurements, and related inputs, are considered to be Level 3 measures under the fair value hierarchy as further described in Note 18.

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

Total share-based compensation expense for the years ended December 31, 2019 and December 31, 2018 was $1.2 million and $0.6 million, respectively. As of December 31, 2019, the unamortized share-based compensation expenses is $0.07 million which will be amortized by end of 2021.

NOTE 8. EQUITY COMPENSATION PLANS:

The following table sets forth information regarding our equity compensation plans as of December 31, 2019:

	Options		RSUs	Shares of Stock
		Weighted			Weighted
	No. of	Average	No of	No of	Average
	Options	Price	RSUs	Shares	Price	Total

Equity compensation plan total shares				-	-	80,000
Granted	6,000	66.75	3,328	0	0	9,328
Cancelled/expired	0	0	0	0	0	0
Balance outstanding as at December 31, 2015	6,000	66.75	3,328	0	0	0
Balance available under the plan as at December 31, 2015	0	0	0	0	0	70,672
Granted	39,028	169.75	20,307	0	0	59,335
Cancelled/expired	6,400	135.25	0	0	0	6,400
Balance outstanding as at December 31, 2016	38,628	159.5	23,635	0	0	0
Balance available under the plan as at December 31, 2016	0	0	0	0	0	17,737
Granted	11,400	140.5	3,045	7,944	64.5	22,389
Cancelled/Expired	3,616	163.5	7,633	0	0	11,249
Balance outstanding as at December 31, 2017	46,412	152.5	19,047	7,944	64.5	0
Balance available under the plan as at December 31, 2017	0	0	0	0	0	6,597
New pool added	0	0	0	0	0	80,000
Granted	74,480	36.75	5,675	0	0	80,155
Cancelled/expired	34,072	150	1,599	0	0	35,671
Balance available under the plan as at December 31, 2018	0	0	0	0	0	42,114
New pool added	0	0	0	0	0	0
Granted	0	0	0	0	0	0
Cancelled/expired	32,908	0	0	0	0	32,908
Balance available under the plan as at December 31, 2019	0	0	0	0	0	75,022

The company issued and valued options using the Black-Scholes model for all 2017 issuances with the following significant assumptions –

●	Expected term of 3.25 years.

●	Expected volatility of 111.8%.

●	Risk-free interest rate of 0.57%.

●	Expected dividend yield of 0%.

NOTE 9. WARRANTS:

Below is a table summarizing the Company’s outstanding warrants for the years ended December 31, 2019 :

Warrants Outstanding at December 31, 2014	Number of Shares	Weighted Average, Exercise Price	Weighted Average, Remaining term

Granted	111,111	45	4.41
Exercised	-	-	-
Warrants Outstanding at December 31, 2015	111,111	45.00	4.41
Granted	40,000	150.00	-
Exercised	4,444	45.00	-
Warrants Outstanding at December 31, 2016	106,667	45.00	3.9
Granted	59,000	103.13
Exercised	66,667	45.00
Warrants Outstanding at December 31, 2017	99,000	122.00	3.14
Granted	1,682,110	4.50
Exercised	779,446	0.75
Warrants Outstanding at December 31, 2018	1,001,664	18.75	3.46
Granted	-	-
Exercised	902,786	0.25
Warrants Outstanding at December 31, 2019	98,878	117.75	1.26

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

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Twelve Months Ended
	December 31,	December 31,
	2019	2018
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(6,029,978)	(19,480,701)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(6,029,978)	(19,480,701)
Interest expense on 2017 Notes, net of taxes	-	-
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(6,029,978)	(19,480,701)
Denominator for weighted average common shares outstanding:
Basic shares	2,128,806	951,601
Dilutive effect of Equity Awards	-
Dilutive effect of 2017 Notes	-	-
Diluted shares	2,128,806	951,601

Income (loss) per share – basic:	$(2.83)	(20.47)

Income (loss) per share – diluted:	$(2.83)	(20.47)

NOTE 11. DEBT:

As of December 31, 2019, we had approximately $2.9 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

On January 23, 2019, certain subsidiaries of the Company, including Ameri100 Arizona LLC, Ameri100 Georgia, Inc., Ameri100 California, Inc. and Ameri and Partners, Inc., as borrowers (individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Loan Agreement”), with North Mill Capital LLC, as lender (the “Lender”). The Loan Agreement has an initial term of two years from the closing date, with renewal thereafter if Lender, at its option, agrees in writing to extend the term for additional one-year periods (the “Term”). The Loan Agreement is collateralized by a first-priority security interest in all of the assets of Borrower. In addition, (i) pursuant to a Corporate Guaranty entered into by the Company in favor of the Lender (the “Corporate Guaranty”), the Company has guaranteed the Borrower’s obligations under the Credit Facility and (ii) pursuant to a Security Agreement entered into between the Company and Lender (the “Security Agreement”), the Company granted a first-priority security interest in all of its assets to Lender.

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

NOTE 15. Leases

The Company determines if an arrangement contains a lease at inception. Right of use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company’s principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2016 and 2020. In January 2020, the Company entered into a lease agreement for its Dallas office with expiration date 2027. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $0.34 million and $0.26 million for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

The Company utilized a portfolio approach in determining the discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company also considered its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the incremental borrowing rates.

The lease terms include options to extend the leases when it is reasonably certain that the Company will exercise that option. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above.

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred. Rent expense was $0.34 million and $0.26 million for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

The components of lease expense were as follows:

Year Ended December 31, 2019

Operating leases	95,481
Interest on lease liabilities	3,788
Total net lease cost	99,269

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating leases:
Operating lease ROU assets	$286,162

Current operating lease liabilities, included in current liabilities	$120,052
Noncurrent operating lease liabilities, included in long-term liabilities	169,897
Total operating lease liabilities	$289,949

Supplemental cash flow and other information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85,591
ROU assets obtained in exchange for lease liabilities:
Operating leases	$371,754

Weighted average remaining lease term (in years):
Operating leases	2.3
Weighted average discount rate:
Operating leases	7.25%

Total future minimum payments required under the lease obligations as of December 31, 2019 are as follows:

Twelve Months Ending December 31,
2020	$136,347
2021	141,507
2022	35,694
2023	-
Total lease payments	$313,550
Less: amounts representing interest	(23,599)
Total lease obligations	$289,951

NOTE 16. FAIR VALUE MEASUREMENT:

We utilize the following valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

●	Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based upon the lowest level input that is significant to the fair value measurement.

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of

December 31, 2019:

	Level 1	Level 2		Level 3	Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				-	-
Contingent
consideration	-	-		-	-
Total	-	-		$-	$-

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2018:

	Level 1	Level 2	Level 3		Total
Cash equivalents:	$-	$-	$		$-
Warrant liability				4,189,388	4,189,388
Contingent consideration	-	-		605,223	605,223
Total	-	-		$4,794,611	$4,794,611

The following table presents the change in level 3 instruments:

Closing balance December 31, 2018	4,794,611
Additions during the period	$-
Paid/settlements	(4,794,611)
Total gains recognized in Statement of Operations	-
Closing balance December 31, 2019	$-

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

NOTE 17. Revision of Prior Year Financial Statements

The Company’s corrections of the financial statements as of December 31, 2019 and the year then ended were a result of the adoption of FASB ASU 2016-02 “Leases” (Topic 842) and the implementation of the guidance for a lease that was executed as of April 1, 2019.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company determined that previously issued financial statements be revised to reflect the correction of these errors.

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

The following tables summarize the effects of the revisions on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s Annual Report for the year ended December 31, 2019 and the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2019 and September 30, 2019:

	December 31, 2019
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Other Assets
Operating lease right of use asset, net	$-	$286,161	$286,161
Total Other Assets	17,405,998	286,161	4,763,000
Total Assets	$25,005,152	$286,161	$7,667,771

Current Liabilities
Current portion – operating lease liability	$-	$120,052	$120,052
Total Current Liabilities	14,383,605	120,052	14,503,657
Long-term Liabilities
Operating lease liability, net	-	169,897	169,897
Total Long-term Liabilities	-	169,897	169,897
Total Liabilities	$14,383,605	$289,949	$14,673,554

Stockholders’ Equity
Accumulated Deficit	$(40,508,231)	$(3,788)	$(40,512,019)
Total Stockholders’ Equity	10,621,547	(3,788)	10,617,764
Total Liabilities and Stockholders’ Equity	$25,005,152	286,163	25,291,315

	For the year ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Statement of Operations
Interest expense	$(691,138)	$(3,788)	$(694,926)
Total other income (expenses)	1,109,576	(3,788)	1,105,788
Loss before income taxes	(5,215,318)	(3,788)	(5,219,106)
Net loss	(5,603,975)	(3,788)	(5,607,763)
Net loss attributable to common stockholders	(6,029,978)	(3,788)	(6,033,766)
Total comprehensive loss	(6,056,963)	(3,788)	(6,060,751)
Comprehensive loss attributable to Company	$(6,056,963)	$(3,788)	$(6,060,751)
Basic and diluted loss per share	$(2.83)	$-	$(2.83)

Statements of Cash Flows
Net loss	$(6,029,978)	$(3,788)	$(6,033,766)
Amortization of right of use asset	-	3,788	3,788
Net Cash Used in Operating Activities	$(2,453,123)	$-	$(2,453,123)

	For the year ended December 31, 2019
	As Previously Reported	Adjustments	As Revised
Statement of Stockholders’ Deficit
Net loss	$(6,029,978)	$(3,788)	$(6,033,766)
Accumulated deficit ending balance	$(40,508,231)	$(3,788)	$(40,512,019)
Total stockholders’ equity ending balance	$10,621,547	$(3,788)	$10,617,764

The following tables summarize the effects of the revisions on the specific items presented in the Company’s historical unaudited condensed consolidated balance sheets previously included in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2019 and September 30, 2019:

	September 30, 2019
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Other Assets
Operating lease right of use asset, net	$-	$315,187	$315,187
Total Other Assets	18,511,902	315,187	18,827,089
Total Assets	$29,477,833	$315,187	$29,793,020

Current Liabilities
Current portion – operating lease liability	$-	$116,665	$116,665
Total Current Liabilities	14,365,829	116,665	14,482,494
Long-term Liabilities
Operating lease liability, net	-	198,522	198,522
Total Long-term Liabilities	4,251,103	198,522	4,449,625
Total Liabilities	$18,616,932	$315,187	$18,932,119

Stockholders’ Equity
Accumulated Deficit	$(37,806,731)	$-	$(37,806,731)
Total Stockholders’ Equity	10,860,901	-	10,860,901
Total Liabilities and Stockholders’ Equity	$29,477,833	$315,187	$29,793,020

	June 30, 2019
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Other Assets
Operating lease right of use asset, net	$-	$343,715	$343,715
Total Other Assets	17,967,963	343,715	18,311,678
Total Assets	$26,656,309	$343,715	$27,000,024

Current Liabilities
Current portion – operating lease liability	$-	$113,338	$113,338
Total Current Liabilities	13,408,946	113,338	13,522,284
Long-term Liabilities
Operating lease liability, net	-	230,377	230,377
Total Long-term Liabilities	-	230,377	230,377
Total Liabilities	$13,408,946	$343,715	$13,752,661

Stockholders’ Equity
Accumulated Deficit	$(37,872,197)	$-	$(37,872,197)
Total Stockholders’ Equity	13,247,363	-	13,247,363
Total Liabilities and Stockholders’ Equity	$26,656,309	$343,715	$27,000,024

Note 18 - SUBSEQUENT EVENTS:

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

Each party’s obligation to consummate the Spin-Off is subject to certain conditions including, but not limited to:

●	the accuracy of the other party’s representations and warranties and the performance, in all material respects, by the other party of its obligations under the Agreement;

●	the Company obtaining the approval of the Spin-Off from its stockholders at the Company Special Meeting (as defined below);

●	the consummation of the Reorganization; and

●	the consummation of the Amalgamation (as defined below).

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

Each party to the Amalgamation Agreement has made customary representations and warranties.

The Company has made covenants, among others, relating to the conduct of its business prior to the closing of the Amalgamation, including:

●	an undertaking to prepare and file with the SEC, as promptly as reasonably practicable following the date of the Amalgamation Agreement, (a) a proxy statement (the “Proxy Statement”) asking its shareholders to vote on and approve any and all required proposals (the “Company Shareholder Proposals”) necessary to consummate the transactions contemplated by the Amalgamation and the Spin-Off at a special meeting (the “Company Special Meeting”) and (b) a Registration Statement or Statements on Forms S-4, S-1, S-3 or S-8, as applicable (including all amendments thereto, and collectively, the “Registration Statement”) registering all shares of Resulting Issuer Capital Stock (as defined in the Amalgamation Agreement) issued in connection with the Amalgamation;

●	an undertaking to prepare and submit a NASDAQ Listing Application and use commercially reasonable efforts to cause such NASDAQ Listing Application to be conditionally approved prior to the Effective Time; and

●	an undertaking to consummate an equity financing that eliminates all of the outstanding liabilities of the Company prior to the Effective Time (the “Company Financing”).

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

Each party’s obligation to consummate the Amalgamation is subject to certain conditions including, but not limited to:

●	the accuracy of the other parties representations and warranties and the performance, in all material respects, by the other parties of its obligations under the Amalgamation Agreement;

●	the approval of the Company Shareholder Proposals at the Company Special Meeting;

●	the consummation of the Spin-Off;

●	the consummation of the Company Financing;

●	the approval of the Jay Pharma stockholders;

●	the entering into of certain ancillary agreements by and between the Company and ExchangeCo;

●	the approval of the NASDAQ Listing Application; and

●	the Company shall have effectuated the Stock Split (as defined in the Amalgamation Agreement), if necessary.

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

Coronavirus

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company is experiencing loss of revenues from one of our major customers in the travel industry. This will have a material impact on revenues. This is an expected reduction of approximately $3 mm in annual revenues but does not have a material impact on overall business or net income. There may be additional reductions in revenue in the future that are not currently anticipated. Potential cutbacks on 3rd party IT services by large US enterprises in the event of severe economic weakness make it reasonably possible that we are vulnerable to the risk of a near-term severe impact. Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including delay in payment of receivables, and impairment losses related to goodwill and other long-lived assets.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August 2020.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Financial and Principal Accounting Officer)

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

Signature	Title	Date

/s/ Srinidhi Devanur	Chairman of the Board and Director	August 12, 2020
Srinidhi Devanur

/s/ Brent Kelton	Chief Executive Officer (Principal Executive Officer)	August 12, 2020
Brent Kelton

/s/ Barry Kostiner	Chief Financial Officer (Principal Financial and Principal	August 12, 2020
Barry Kostiner	Accounting Officer)

/s/ Carmo Martella	Director	August 12, 2020
Carmo Martella

/s/ Dimitrios Angelis	Director	August 12, 2020
Dimitrios Angelis

/s/ Thoranath Sukumaran	Director	August 12, 2020
Thoranath Sukumaran

53