Form 10-Q
period 2020-06-30
AMERI Holdings, Inc.
filed 2020-08-14
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020	Commission file number 001-38286

AMERI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4080, McGinnis Ferry Road, Suite 1306, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer[ ]	Accelerated filer[ ]

Non-accelerated filer[X]	Smaller reporting company[X]

Emerging growth company [ ]

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

As of August 12, 2020, 5,737,001 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended June 30, 2020 and 2019 and for Six Months ended June 30, 2020 and June 30, 2019	4
Unaudited Condensed Statement of Changes in Stockholder Equity for the Six Months Ended June 30, 2020 and 2019	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 1A - Risk Factors	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 - Defaults upon Senior Securities	30

Item 4 - Mine Safety Disclosures	30

Item 5 – Other Information	30

Item 6 – Exhibits	30

Signatures	32

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	2,087,691	431,400
Accounts receivable	7,294,578	6,384,148
Other current assets	886,999	783,606
Total current assets	10,269,268	7,599,154
Other assets:
Property and equipment, net	104,905	83,128
Intangible assets, net	2,487,316	3,584,221
Acquired goodwill	13,729,770	13,729,770
Operating lease right of use asset, net	906,995	286,163
Deferred income tax assets, net	8,170	8,879
Total other assets	17,237,156	17,692,161
Total assets	27,506,424	25,291,315

Liabilities
Current liabilities:
Line of credit	2,337,246	2,881,061
Accounts payable	4,867,360	4,696,352
Other accrued expenses	1,924,468	1,989,894
Operating lease liability	208,663	120,052
Paycheck Protection Program Loan	1,729,600	-
Convertible notes		1,000,000
Consideration payable – cash	-	2,496,000
Debenture Liability	1,165,342	-
Dividend payable	535,968	320,298
Total current liabilities	12,768,647	13,503,657

Long term liabilities:
Operating lease liability, net	708,237	169,897
Economic Injury Disaster Loan	149,900	-
Short term Loans	1,000,000	1,000,000
Total long term liabilities	1,858,137	1,169,897
Total liabilities	14,626,784	14,673,554

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 424,938 issued and outstanding as of June 30, 2020 and December 31, 2019.	4,249	4,249
Common stock, $0.01 par value; 100,000,000 shares authorized, 5,163,265 and 2,522,095 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	51,633	25,221
Additional paid-in capital	56,869,527	51,040,296
Accumulated deficit	(44,085,632)	(40,512,017)
Accumulated other comprehensive income (loss)	39,863	60,012
Total stockholders’ equity	12,879,640	10,617,761
Total liabilities and stockholders’ equity	27,506,424	25,291,315

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months June 30, 2020	Three Months June 30, 2019	Six Months June 30, 2020	Six Months June 30, 2019

Revenue	8,254,941	11,015,057	17,857,469	21,701,253
Cost of revenue	6,436,811	8,632,882	14,157,773	17,179,114
Gross profit	1,818,130	2,382,175	3,699,696	4,522,139
Operating expenses
Selling, General and administration	2,470,723	3,296,041	5,395,241	6,173,350
Depreciation and amortization	533,863	562,570	1,093,486	1,123,587
Operating expenses	3,004,586	3,858,611	6,488,727	7,296,937
Operating Income (loss)	(1,186,456)	(1,476,436)	(2,789,031)	(2,774,798)
Interest expenses	(372,288)	(156,660)	(532,348)	(299,214)
Impairment on goodwill and Intangibles
Changes in fair value of warrant liability	-	388,552	-	(61,715)
Others, net	2,811	4,566	2,811	4,566
Income (loss) before income taxes	(1,555,933)	(1,239,978)	(3,318,568)	(3,131,161)
Income tax benefit(expenses)	(17,485)	(16,590)	(39,377)	14,621
Income (loss) after income taxes	(1,573,418)	(1,256,568)	(3,357,945)	(3,116,540)
Net income attributable to non-controlling interest
Net Income (loss) attributable to the Company	(1,573,418)	(1,256,568)	(3,357,945)	(3,116,540)
Dividend on preferred stock	(107,835)	(106,234)	(215,670)	(211,939)
Net Income (loss) attributable to common stock holders	(1,681,253)	(1,362,802)	(3,573,615)	(3,328,479)
Other comprehensive income (loss), net of tax
Foreign exchange translation	15,354	(18,141)	(20,149)	573
Total Comprehensive Income (loss)	(1,665,899)	(1,380,943)	(3,593,764)	(3,327,906)

Basic income (loss) per share	(0.48)	(0.67)	(1.03)	(1.73)
Diluted income (loss) per share	(0.48)	(0.67)	(1.03)	(1.73)

Basic weighted average number of common shares outstanding	3,518,118	2,027,095	3,482,286	1,925,009
Diluted weighted average number of common shares outstanding	3,518,118	2,027,095	3,482,286	1,925,009

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total stockholders’ equity
Balance at Dec 31, 2018	1,693,165	$16,932	420,720	$4,207	$45,129,214	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period							(3,328,478)	(3,328,478)
Other comprehensive income (loss)						573		573
Shares Issued towards earnouts	131,570	1,316			603,907			605,223
Exercise of Warrants (PIPE series A&B)	271,972	2,720			2,331,590			2,334,310
Stock Compensation expenses					490,175			490,175
Balance at June 30, 2019	2,096,708	$20,968	420,720	$4,207	$48,554,887	$87,570	$(37,806,731)	$10,860,900

Balance at December 31, 2019	2,522,095	$25,221	424,938	$4,249	$51,040,296	$60,012	$(40,512,017)	$10,617,761
Net Loss for the period							(3,573,615)	(3,573,615)
Other comprehensive income (loss)						(20,149)		(20,149)
Stock Compensation expenses					34,642			34,642
Shares Issued for Extinguishment of liability	1,778,640	17,786			4,078,214			4,096,000
Rights Issue of Shares	862,500	8,625			1,716,375			1,725,000
Balance at June 30, 2020	5,163,235	$51,633	424,938	$4,249	$56,869,527	$39,863	$(44,085,632)	$12,879,640

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30
	2020	2019
Cash flow from operating activities
Net Income (Loss)	(3,593,764)	(3,327,905)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	1,093,486	1,123,587
Non cash expenses	6,117
Provision for Preference dividend	215,670	211,939
Changes in fair value of warrants	-	61,715
Stock, option, restricted stock unit and warrant expense	34,642	490,175
Foreign exchange translation adjustment	(20,149)	573
Provision for Income taxes ( net off deferred income taxes)	25,071	(14,622)
Loss on sale of fixed assets	21,611	-
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(910,430)	(673,381)
Other current assets	(103,393)	(1,388)
Increase (decrease) in:
Accounts payable and accrued expenses	366,713	655,151
Net cash provided by (used in) operating activities	(2,864,426)	(1,474,156)
Cash flow from investing activities
Purchase of fixed assets	(39,969)	(27,698)
Acquisition consideration	-	(200,000)
Net cash used in investing activities	(39,969)	(227,698)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	2,835,685	(191,762)
Proceeds from issuance of common shares, net	1,725,000	2,123,425
Net cash provided by financing activities	4,560,685	1,931,663
Net increase (decrease) in cash and cash equivalents	1,656,291	229,809
Cash and cash equivalents as at beginning of the period	431,400	1,371,331
Cash at the end of the period	2,087,691	1,601,140

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

On January 10, 2020, the Company entered into an Amalgamation Agreement (as amended on May 6, 2020, the “Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc., a company organized under the laws of Canada and a wholly-owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly-owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative, which provides that, among other things, Merger Sub and Jay Pharma will be amalgamated and will continue as one corporation (“Amalco”), with Amalco continuing as a direct wholly-owned subsidiary of ExchangeCo and an indirect wholly-owned subsidiary of Ameri, on the terms and conditions set forth in the Amalgamation Agreement.

Liquidity and Going Concern

The Company has incurred net losses from operations since inception. The net loss for the six months ended June 30, 2020 was $3.6 million and the accumulated deficit was $44 million as of June 30, 2020. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses. We expect our primary sources of cash to be customer collections and external financing. We also continue to work on cost reductions, and we have initiated steps to reduce our overhead to improve cash savings. We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

One of the Company’s largest customers has terminated the majority of its work as a result of COVID-19. This customer has accounted in the past for annual revenues of between five to seven million dollars. The impact on this quarter is a reduction of approximately $1.5 mm in revenue.

As a result of funding from the SBA as well as sales of shares, the Company has adequate cash reserves to cover expected working capital needs over the next 12 months.

Our financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

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

As of the date of this report, the aggregate of $1,000,000 in consideration payable by cash to Lucid Solutions Inc. and Houskens LLC in connection with the Ameri100 Arizona acquisition has been taken over as per the Exchange Agreement dated June 3, 2020. See Note 10 to our unaudited condensed consolidated financial statements for additional information.

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

NOTE 4. REVENUE RECOGNITION:

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

Disaggregation of Revenue from Entities. The following table disaggregates gross revenue by entity for the six months ended June 30, 2020 and 2019:

	For the Year Ended
	June 30, 2020	June 30, 2019
ATGC India	$114,184	$177,105
Ameri 100 California	6,733,692	5,684,839
Ameri 100 Arizona	1,843,565	4,852,187
Ameri 100 Canada	214,578	346,349
Ameri 100 Georgia	3,168,466	6,610,680
Bigtech Software	39,170	177,542
Ameri 100 Consulting Pvt Ltd	179,406	56,392
Ameri Partners	5,564,408	3,796,159
Total revenue	$17,857,469	$21,701,253

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

For the six months ended June 30, 2020 and June 30, 2019, sales to five major customers accounted for approximately 48% and 46% of our total revenue, respectively. For the six months ended June 30, 2020, five of our customers contributed 19%, 10% ,7% and 6% of our revenue, and for the six months ended June 30, 2019, five of our customers contributed 14%,11%,9% and 6% of our revenue.

NOTE 5. INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $1.1 million for the six months ended June 30, 2020 and June 30, 2019. This amortization expense relates to customer lists which expire through 2022.

NOTE 6. GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $13.7 million as of June 30, 2020 and December 31, 2019.

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

For the six months ended June 30, 2020 and 2019, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(3,573,615)	(3,328,479)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(3,573,615)	(3,328,479)
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive shares	$(3,573,615)	(3,328,479)
Denominator for weighted average common shares outstanding:
Basic shares	3,482,286	1,925,009
Dilutive effect of Equity Awards	-
Dilutive effect of 2017 Notes	-	-
Diluted shares	3,482,286	1,925,009

Income (loss) per share – basic:	$(1.03)	(1.73)
Income (loss) per share – diluted:	$(1.03)	(1.73)

NOTE 8. INCENTIVE PLAN ITEMS:

During the six months ended June 30, 2020, the Company has not granted any restricted stock units and stock options to purchase Company’s common stock to key employees or directors out of Company’s 2015 Equity Incentive Award Plan. The company has booked charges of $34,642 as stock compensation expenses for the six months ended June 30 2020 and $0.5 million for the six months ended June 30, 2019.

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

As of June 30, 2020, the principal balance and accrued interest under the Credit Facility amounted to $2.3 million.

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

The 2017 Notes were convertible into shares of our common stock at a conversion price equal to $2.80. The holders of the 2017 Notes had the right, at their option, at any time and from time to time to convert, in part or in whole, the outstanding principal amount and all accrued and unpaid interest under the 2017 Notes into shares of the Company’s common stock at the conversion price.

On June 3, 2020, the Company entered into an exchange agreement (the “Exchange Agreement”) with the holder of certain of the 2017 Notes, amounting to $1 million. Pursuant to the Exchange Agreement, the holder agreed to exchange the 2017 Notes for a new convertible 1% debenture (the “ 1% Debenture”), which 1% Debenture is convertible into shares of common stock of the Company at a conversion price of $1.75 per share. After the exchange, there are no 2017 Notes outstanding. The principal amount of the 1% Debenture is equal to the principal amount of the 2017 Notes and the accrued interest thereon

On November 25, 2019, the Company entered into a securities purchase agreement with an institutional investor for the sale of a $1,000,000 convertible debenture (the “First Debenture”).

The First Debenture accrued interest at rate of 5% and was due six (6) months from the issue date. The First Debenture was convertible at any time after the issue date into shares of Company’s Common Stock at a price equal to $2.725.

On January 14, 2020, the Company entered into a securities purchase agreement (with the same institutional investor for the sale of a $500,000 convertible debenture (the “Second Debenture” and collectively with the First Debenture, the “Debentures”).

The Second Debenture accrued interest at rate of 5% and was due on the same date as the First Debenture. The Second Debenture was convertible at any time after the issue date into shares of Company’s Common Stock at a price equal to $2.725.

During the six months ended June 30, 2020 the holders of First Debenture and Second Debenture exercised their rights for conversion into common shares for which the company issued 550,458 common shares. After the conversion, there are no First Debentures or Second Debentures outstanding.

NOTE 11. LEASES:

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

The Company’s principal facility is located in Suwanee, Georgia. The Company also leases office space in various locations with expiration dates between 2016 and 2020. In January 2020, the Company entered into a lease agreement for its Dallas office with expiration date 2027. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $0.1 million and $0.17 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred. Rent expense was $0.1 million and $0.17 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The components of lease expense were as follows:

Year Six Months ended, June 30, 2020

Operating leases	107,852
Interest on lease liabilities	6,117
Total net lease cost	113,969

Supplemental balance sheet information related to leases was as follows:

June 30, 2020
Operating leases:
Operating lease ROU assets	$906,995

Current operating lease liabilities, included in current liabilities	$208,663
Noncurrent operating lease liabilities, included in long-term liabilities	708,237
Total operating lease liabilities	$916,900

Supplemental cash flow and other information related to leases was as follows:

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-
ROU assets obtained in exchange for lease liabilities:
Operating leases	$906,995

Weighted average remaining lease term (in years):	7
Operating leases	2.3
Weighted average discount rate:
Operating leases	7.25%

Total future minimum payments required under the lease obligations as of June 30, 2020 are as follows:

Six Months Ending June 30,
2020	$208,663
2021	192,470
2022	81,444
2023	91,140
2024	101,675
Thereafter	238,308
Total lease payments	$913,700
Less: amounts representing interest
Total lease obligations	$913,700

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

No financial instruments were transferred into or out of Level 3 classification during the period ended June 30, 2020 and year ended December 31, 2019.

NOTE 13. WARRANTS OUTSTANDING:

The following warrants, were outstanding as of June 30, 2020:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual life (Years)	Number Exercisable
$150.00	40,000	0.02	40,000
$102.88	3,902	0.03	3,902
$37.50	200,000	2.27	200,000
$102.88	48,975	0.42	48,975
$2.20	36,664	5	36,664
Total	329,542		329,542

NOTE 14- PREFERRED STOCK

On December 30, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Lone Star Value Investors, LP (“LSVI”), pursuant to which a Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company’s Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. We have issued 61,327 shares as preferred dividends as of June 30, 2020 and the company has 424,938 outstanding shares preferred stock.

A dividend of $106,234.50 due on April 1, 2020 has not yet been issued.

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

NOTE 16. LOAN FROM PAYCHECK PROTECTION PROGRAM (PPP):

On May 11, 2020, we received proceeds from a loan in the amount of $1,719,600 (the “PPP Loan”) from Sterling National Bank, as lender, pursuant to the Small Business Association Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan, which was in the form of a promissory note issued by the Company, matures on May 6, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 6, 2020. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before July 12, 2020. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

NOTE 17. LOAN FROM U.S. SMALL BUSINESS ADMINISTRATION (EIDL)

On June 18,2020, we have received proceeds from a loan in the amount of $ 149,900 (the “EIDL Loan”) from U.S.Small Business Administration as EIDL Loan pursuant to the Small Business Association Economic Injury Disaster Recovery Loan (the “EIDL Loan”) which was in the form of a Loan Authorization and Agreement executed by the company matures 30 years from the promissory note and bears interest at a rate of 3.75% per annum, Installment payments, including principal and interest of $731 monthly will begin 12 months from the date of promissory note. The balance of principal and interest will be payable 30 years from the date of the promissory note.

NOTE 18. EXCHANGE OF CONVERTIBLE NOTE AND PROMISSORY NOTES

On June 3, 2020, the Company entered into an Exchange Agreement with the holder of certain of the 2017 Notes, which notes were originally issued on or about March 7, 2017 amounting to $2 million. Pursuant to the Exchange Agreement, the holder agreed to exchange the 2017 Notes for a new convertible 1% Debenture in the aggregate principal amount of $2,265,342.46, which 1% Debenture is convertible into shares of common stock of the Company at a conversion price of $1.75 per share. After the exchange, there are no 2017 Notes outstanding. The principal amount of the 1% Debenture is equal to the principal amount of the 2017 Notes and the accrued interest thereon.

NOTE 19. REGISTERED DIRECT OFFERING

On June 2, 2020, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “June 2020 Registered Offering”), 862,500 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an offering price of $2.00 per Share.

The June 2020 Registered Offering resulted in gross proceeds of approximately $1.725 million before deducting the placement agent’s fees and related offering expenses. The Shares were offered by the Company pursuant to a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-233260), which was initially filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2019, and was declared effective on November 19, 2019.

The Company also agreed to issue to the Placement Agent, or its designees, warrants (the “Placement Agent’s Warrants”) to purchase up to 60,375 shares of Common Stock, which represents 7.0% of the Shares sold in the June 2020 Registered Offering. The Placement Agent’s Warrants have an exercise price of $2.20 per share, which represents 110% of the per share offering price of the Shares.

NOTE 20. MATERIAL AGREEMENTS:

Maturity Extension and Forbearance Agreement

On May 6, 2020, the Company entered into a Maturity Extension and Forbearance Agreement (“Agreement”) with the holder of the First Debentures. Pursuant to the Agreement (i) the holder agreed to extend the Maturity Date of the Debentures to from May 26, 2020 to September 30, 2020, (ii) the Company may now prepay each Debenture at any time, with accrued interest to the date of such payment, but no other premium or penalty, and (iii) the parties changed the definition of “Permitted Indebtedness” in the Debentures so as to permit indebtedness issued pursuant to the Coronavirus Aid, Relief, and Economic Security (CARES) Act or related or similar governmental programs including disaster-relief or pandemic-relief programs designed to help businesses in the wake of the Coronavirus pandemic. In consideration for entering into the Agreement the Company agreed to issue to the holder a prepaid warrant (the “Prepaid Warrant”) to purchase up to 646,094 shares of the Company’s common stock. The Prepaid Warrant shall be exercisable, commencing on May 6, 2020 until exercised in full, at a price of $0.001 per share, and shall also be exercisable on a cashless basis.

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

On August 12, 2020, the Company, Jay Pharma Inc. and certain other signatories thereto entered into a tender agreement (as may be amended from time to time, the “Tender Agreement”), which provides that, among other things, the Company will make a tender offer to purchase all of the outstanding common shares of Jay Pharma for the number of shares of Resulting Issuer common stock equal to the exchange ratio set forth in the Tender Agreement, and Jay Pharma will become a wholly-owned subsidiary of the Company, on the terms and conditions set forth in the Tender Agreement. The Tender Agreement terminates and replaces in its entirety the Amalgamation Agreement, dated as of January 10, 2020, as amended on May 6, 2020, previously entered into by and among the parties thereto.

NOTE 21. Revision of Prior Year Financial Statements

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

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

The following tables summarize the effects of the revisions on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s Annual Report for the year ended December 31, 2019:

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

NOTE 22. SUBSEQUENT EVENTS:

Entry into a Material Definitive Agreement.

On July 31, 2020, the Company entered into a securities purchase agreement (the “July 2020 Purchase Agreement”) with an accredited investor (the “Investor”) providing for the issuance of (i) 373,766 shares (the “Shares”) of the Company’s common stock, par value $0.01 (the “Common Stock”); (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 150,000 shares of Common Stock at an exercise price of $0.01 per share, subject to customary adjustments thereunder; and (iii) warrants (the “Unregistered Warrants”), with a term of five (5) years, to purchase an aggregate of up to 340,448 shares of Common Stock (the “Unregistered Warrant Shares”) at an exercise price of $1.828 per share, subject to customary adjustments thereunder. Pursuant to the Purchase Agreement, the Investor purchased the Securities for an aggregate purchase price of $1,000,000.

Pursuant to the July 2020 Purchase Agreement, the Shares and Pre-Funded Warrants were issued to the Investors in a registered direct offering (the “July 2020 Registered Offering”) and registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a prospectus supplement to the Company’s currently effective registration statement on Form S-3 (File No. 333-233260).

Pursuant to the July 2020 Purchase Agreement, the Company also issued to the Investors in a concurrent private placement pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, the Unregistered Warrants.

Subject to the Company’s prior receipt of shareholder approval under Nasdaq’s corporate governance rules, the Investor shall have the right at any time prior to the exercise in whole or in part of the Unregistered Warrant (as to the portion not exercised) to require the Company to repurchase the unexercised portion of the Unregistered Warrant for the sum of $0.60 per Unregistered Warrant Share, payable in cash or shares of common stock, at the Company’s discretion.

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

For the three months ended June 30, 2020 and June 30, 2019, sales to five major customers accounted for 41% and 49% of our total revenue, respectively. For the three months ended June 30, 2019, one of our customers contributed 13% of our revenue. For the comparable period in 2019, two of our customers contributed 14% and 12% of our revenue.

For the six months ended June 30, 2020 and June 30, 2019, sales to five major customers accounted for 48% and 46% of our total revenue, respectively. Two of our customers contributed 19% and 10% of our revenue for the six months ended June 30, 2020. For the comparable period in 2019, two of our customers contributed 14% and 11% of our revenue.

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

Key new business activities in April and May, 2020:

●	Awarded S/4HANA transformation for a spinoff in the midstream oil and gas industry:
●	Awarded S/4HANA private cloud transformation for US firearm and ammunition company
●	Completed go live on Hybris e-commerce implementation for lifestyle apparel and athletic company

●	Initiated Application Managed Services (AMS) contract with a transportation infrastructure construction and maintenance client
●	Initiated Application Managed Services (AMS) contract with a US manufacturer of industrial cooling equipment
●	Signed a new Master Services Agreement and commenced services for water treatment provider.

In addition to client initiatives, the Company has invested in continued development of its internal technology expertise and business process efficiency. We have initiated the internal implementation of a Professional Services Automation suite that we hope will significantly streamline our business operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 and for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Three Months June 30,2020	Three Months June 30,2019	Six Months June 30,2020	Six Months June 30,2019

Revenue	8,254,941	11,015,057	17,857,469	21,701,253
Cost of revenue	6,436,811	8,632,882	14,157,773	17,179,114
Gross profit	1,818,130	2,382,175	3,699,696	4,522,139
Operating expenses
Selling, General and administration	2,470,723	3,296,041	5,395,241	6,173,350
Depreciation and amortization	533,863	562,570	1,093,486	1,123,587
Operating expenses	3,004,586	3,858,611	6,488,727	7,296,937
Operating Income (loss)	(1,186,456)	(1,476,436)	(2,789,031)	(2,774,798)
Interest expenses	(372,288)	(156,660)	(532,348)	(299,214)
Impairment on goodwill and Intangibles
Changes in fair value of warrant liability	-	388,552	-	(61,715)
Others, net	2,811	4,566	2,811	4,566
Income (loss) before income taxes	(1,555,933)	(1,239,978)	(3,318,568)	(3,131,161)
Income tax benefit (expenses)	(17,485)	(16,590)	(39,377)	14,621
Income (loss) after income taxes	(1,573,418)	(1,256,568)	(3,357,945)	(3,116,540)
Net income attributable to non-controlling interest
Net Income (loss) attributable to the Company	(1,573,418)	(1,256,568)	(3,357,945)	(3,116,540)
Dividend on preferred stock	(107,835)	(106,234)	(215,670)	(211,939)
Net Income (loss) attributable to common stock holders	(1,681,253)	(1,362,802)	(3,573,615)	(3,328,479)
Other comprehensive income (loss), net of tax
Foreign exchange translation	15,354	(18,141)	(20,149)	573
Total Comprehensive Income (loss)	(1,665,899)	(1,380,943)	(3,593,764)	(3,327,906)

Basic income (loss) per share	(0.48)	(0.67)	(1.03)	(1.73)
Diluted income (loss) per share	(0.48)	(0.67)	(1.03)	(1.73)

Basic weighted average number of common shares outstanding	3,518,118	2,027,095	3,482,286	1,925,009
Diluted weighted average number of common shares outstanding	3,518,118	2,027,095	3,482,286	1,925,009

Revenues

Revenues for the three months ended June 30, 2020 decreased by $2.8 million, or 26%, as compared to the three months ended June 30, 2019 mainly due to loss of revenue from existing customers due to COVID-19.

For the three months ended June 30, 2020 and June 30, 2019, sales to five major customers accounted for 41% and 49% of our total revenue, respectively. For the three months ended June 30, 2019, one of our customers contributed 13% of our revenue. For the comparable period in 2019, two of our customers contributed 14% and 12% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended June 30, 2020 and June 30, 2019.

Revenues for the six months ended June 30, 2020 decreased by $3.8 million, or 22%, as compared to the six months ended June 30, 2019 mainly due to loss of revenue from existing customers due to COVID-19.

For the six months ended June 30, 2020 and June 30, 2019, sales to five major customers accounted for 48% and 46% of our total revenue, respectively. Two of our customers contributed 19% and 10% of our revenue for the six months ended June 30, 2020. For the comparable period in 2019, two of our customers contributed 14% and 11% of our revenue. We derived most of our revenues from our customers located in North America for the six months ended June 30, 2020 and June 30, 2019.

We are expecting a decrease in revenue from existing clients of approximately $3.5 million, as compared to full year revenue of 2019, during the next 12 months due to COVID-19.

Gross Margin

Our gross margin was 22% for the three months ended June 30, 2020 and for the comparable period in 2019.

Our gross margin was 21% for the six months ended June 30, 2020, as compared to 22% for the six months ended June 30, 2019.

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

SG&A expenses for the three months ended June 30, 2020 were $2.5 million, as compared to $3.3 million for the three months ended June 30, 2019.

SG&A expenses for the six months ended June 30, 2020 were $5.4 million, as compared to $6.2 million for the six months ended June 30, 2018.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.5 million for the three months ended June 30, 2020, as compared to $0.6 million for the three months ended June 30, 2019 and $1.1 million for the six months ended June 30, 2020 and June 30, 2019. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating loss was $1.2 million for the three months ended June 30, 2020, as compared to $1.5 million for the three months ended June 30, 2019.

Our operating loss was $2.8 million for the six months ended June 30, 2020 and for the six months ended June 30, 2019.

We expect the COVID-19 pandemic to negatively impact our operations for the remainder of the fiscal year and for the next twelve months.

Interest Expense

Our interest expense for the three months ended June 30, 2020 was $0.37 million as compared to $0.16 million for the three months ended June 30, 2019. The increase in interest expenses is mainly due to new debts obtained during the year 2020 which was not there for comparable period of 2019.

Our interest expense six three months ended June 30, 2020 was $0.5 million as compared to $0.3 million for the six months ended June 30, 2019. The increase in interest expenses is mainly due to new debts obtained during the year 2020 which was not there for comparable period of 2019.

Liquidity and Capital Resources

Our cash position was approximately $2.1 million as of June 30, 2020, as compared to $0.4 million as of December 31, 2019.

Cash used for operating activities was $2.9 million during the six months ended June 30, 2020 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $0.04 million during the six months ended June 30, 2020. Cash provided by financing activities by loans was $4.6 million during the six months ended June 30, 2020.

Liquidity Concerns

As of June 30, 2020, we had negative working capital of $2.5 million and cash of $2.1 million. Our principal sources of cash have included bank borrowings, the private placement of shares and net bank borrowings. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

Available Credit Facility, Borrowings and Repayment of Debt

As of June 30, 2020, we had approximately $2.3 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

Effective February 27, 2020, we entered into a note purchase and security agreement with an investor for the sale of a $1,000,000 secured promissory note, which accrues interest at rate of 7.25% and is due on August 31, 2020.

In addition, we have an outstanding aggregate of $815,342.46 million in 1% convertible unsecured debentures (the “1% Debentures”), which were issued to one of accredited investors. The 1% Debentures bear interest at 1% per annum and are convertible at $1.75 per share.

Accounts Receivable

Accounts receivable for the period ended June 30, 2020 were $7.3 million as compared to $6.4 million as on December 31, 2019 the increase was mainly due to delay in payment by our customers due to the COVID-19 pandemic.

Accounts Payable

Accounts payable for the period ended June 30, 2020 were $4.9 million as compared to $4.7 million as on December 31, 2019. The increase in Accounts payable is due to delay in payments to our vendors.

Accrued Expense

Accrued expenses for the period ended June 30, 2020 were $1.9 million as compared to $2.1 million as on December 31, 2019.

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

For the six months ended June 30, 2020 and June 30, 2019, sales to five major customers accounted for approximately 48% and 46% of our total revenue, respectively. For the six months ended June 30, 2020, five of our customers contributed 19%, 10% ,7% and 6% of our revenue, and for the six months ended June 30, 2019, five of our customers contributed 14%,11%,9% and 6% of our revenue.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of June 30, 2020, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This is largely due to the fact that we previously acquired multiple privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended June 30, 2020.

On June 2, 2020, the Company issued warrants to purchase up to 60,375 shares of Common Stock to a FINRA-registered broker-dealer and certain individuals associated with the broker-dealer for services related to the June 2020 Registered Direct Offering.

The warrants were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit	Description
2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference as Exhibit 2.1 to the Company’s current report on Form 8-K filed on January 13, 2020)
2.2	Amalgamation Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., Jay Pharma ExchangeCo., Inc. and Barry Kostiner (incorporated by reference as Exhibit 2.2 to the Company’s current report on Form 8-K filed on January 13, 2020)
10.1	Form of Maturity Extension and Forbearance Agreement, dated May 6, 2020 (incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 6, 2020)
10.2	Form of Registration Rights Agreement, dated May 6, 2020 (incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on May 6, 2020)
10.3	Form of Pre-Funded Warrant, dated May 6, 2020 (incorporated by reference as Exhibit 10.3 to the Company’s current report on Form 8-K filed on May 6, 2020)
10.4	Form of Amalgamation Amendment Agreement, dated May 6, 2020, by and between AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., Jay Pharma ExchangeCo, Inc. and Barry Kostiner (incorporated by reference as Exhibit 10.4 to the Company’s current report on Form 8-K filed on May 6, 2020)

10.5	Form of Series B Warrant, dated May 6, 2020 (incorporated by reference as Exhibit 10.5 to the Company’s current report on Form 8-K filed on May 6, 2020)
10.6	Amalgamation Amendment Agreement No. 2, dated May 26, 2020, by and between Ameri Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., Jay Pharma ExchangeCo, Inc. and Barry Kostiner (incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 1, 2020)
10.7	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2020)
10.8	Form of Exchange Agreement (incorporated by reference as Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 4, 2020)
10.9	Form of Debenture (incorporated by reference as Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 4, 2020)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial and Accounting Officer
32.1**	Section 906 Certification of Principal Executive Officer
32.2**	Section 906 Certification of Principal Financial and Accounting Officer
101**	The following materials from Ameri Holdings, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flow, and (iv) Notes to the Consolidated Financial Statements.

*	Furnished herewith.

**	In accordance with Item 601of Regulation S-K, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of August, 2020.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Accounting Officer)

