Form 10-Q
period 2020-09-30
AMERI Holdings, Inc.
filed 2020-11-16
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020	Commission file number 001-38286

AMERI Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4080, McGinnis Ferry Road, Suite 1306, Alpharetta, Georgia	30005
(Address of principal executive offices)	(Zip Code)

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

As of November 13, 2020, 7,491,544 shares of the registrant’s common stock were issued and outstanding.

AMERI Holdings, Inc.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2020 and 2019 and for Nine Months ended September 30, 2020 and September 30, 2019	4
Unaudited Condensed Statement of Changes in Stockholder Equity for the Nine Months Ended September 30, 2020 and 2019	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	6
Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 - Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	29

Item 1A - Risk Factors	29

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 - Defaults upon Senior Securities	30

Item 4 - Mine Safety Disclosures	30

Item 5 – Other Information	30

Item 6 – Exhibits	30

Signatures	31

PART I

ITEM 1.	FINANCIAL STATEMENTS

AMERI HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	2,840,097	431,400
Accounts receivable	7,563,451	6,384,148
Other current assets	901,451	783,606
Total current assets	11,304,999	7,599,154
Other assets:
Property and equipment, net	91,289	83,128
Intangible assets, net	1,950,766	3,584,221
Acquired goodwill	13,729,770	13,729,770
Operating lease right of use asset, net	874,606	286,163
Deferred income tax assets, net	42,181	8,879
Total other assets	16,688,612	17,692,161
Total assets	27,993,611	25,291,315

Liabilities
Current liabilities:
Line of credit	3,097,009	2,881,061
Accounts payable	4,580,079	4,696,352
Other accrued expenses	1,910,601	1,989,894
Operating lease liability	208,663	120,052
PPP Loan	1,729,600	-
EID Loan, current portion	2,924	-
Convertible notes		1,000,000
Consideration payable – cash	-	2,496,000
Debenture Liability	1,818,321	-
Dividend payable	645,425	320,298
Total current liabilities	13,992,622	13,503,657

Long term liabilities:
Operating lease liability, net	678,272	169,897
EID Loan, net of current portion	146,976	-
Short term Loans	-	1,000,000
Total long term liabilities	825,248	1,169,897
Total liabilities	14,817,870	14,673,554

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 authorized, 424,938 issued and outstanding as of September 30, 2020 and December 31, 2019.	4,249	4,249
Common stock, $0.01 par value; 100,000,000 shares authorized, 5,737,001 and 2,522,095 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	57,370	25,221
Additional paid-in capital	58,218,620	51,040,296
Accumulated deficit	(45,156,263)	(40,512,017)
Accumulated other comprehensive income (loss)	51,765	60,012
Total stockholders’ equity	13,175,741	10,617,761
Total liabilities and stockholders’ equity	27,993,611	25,291,315

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Sep 30,2020	Three Months Sep 30,2019	Nine Months Sep 30,2020	Nine Months Sep 30,2019

Revenue	8,483,030	9,148,857	26,340,499	30,850,110
Cost of revenue	6,595,533	7,249,406	20,753,306	24,428,520
Gross profit	1,887,497	1,899,451	5,587,193	6,421,590
Operating expenses
Selling, General and administration	2,449,919	2,902,401	7,845,160	9,075,751
Depreciation and amortization	556,333	562,050	1,649,819	1,685,637
Operating expenses	3,006,252	3,464,451	9,494,979	10,761,388
Operating Income (loss)	(1,118,755)	(1,565,000)	(3,907,786)	(4,339,798)
Interest benefit (expenses)	128,842	(252,648)	(403,506)	(551,862)
Changes in fair value of warrant liability	-	1,857,889	-	1,796,174
Others, net	882	(9)	3,693	4,557
Income (loss) before income taxes	(989,031)	40,232	(4,307,599)	(3,090,929)
Income tax benefit (expenses)	27,857	1,067	(11,520)	15,688
Income (loss) after income taxes	(961,174)	41,299	(4,319,119)	(3,075,241)
Net income attributable to non-controlling interest
Net Income (loss) attributable to the Company	(961,174)	41,299	(4,319,119)	(3,075,241)
Dividend on preferred stock	(109,457)	(106,765)	(325,127)	(318,704)
Net Income (loss) attributable to common stock holders	(1,070,631)	(65,466)	(4,644,246)	(3,393,945)
Other comprehensive income (loss), net of tax
Foreign exchange translation	11,902	(17,979)	(8,247)	(17,406)
Total Comprehensive Income (loss)	(1,058,729)	(83,445)	(4,652,493)	(3,411,351)

Basic income (loss) per share	(0.20)	(0.03)	(1.11)	(1.70)
Diluted income (loss) per share	(0.20)	(0.03)	(1.11)	(1.70)

Basic weighted average number of common shares outstanding	5,289,099	2,113,227	4,172,526	1,999,390
Diluted weighted average number of common shares outstanding	5,289,099	2,113,227	4,172,526	1,999,390

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER EQUITY

	Common Stock		Preferred Stock
	Shares	Par Value at $0.01	Shares	Par Value at $0.01	Additional paid-in capital	Foreign Currency Translation Reserve	Retained earnings	Total stockholders’ equity
Balance at Dec 31, 2018	1,693,165	$16,932	420,720	$4,207	$45,129,214	$86,997	$(34,478,253)	$10,759,097
Net Loss for the period							(3,393,944)	(3,393,944)
Other comprehensive income (loss)						(17,406)		(17,406)
Shares Issued towards earnouts	131,570	1,316			603,907			605,223
Exercise of Warrants (PIPE series A&B)	688,096	6,881			4,586,936			4,593,817
Preferred stock issued			4,208	42	210,358			210,400
Stock Compensation expenses					490,175			490,175
Balance at September 30, 2019	2,512,832	$25,129	424,928	$4,249	$51,020,591	$69,591	$(37,872,197)	$13,247,363

Balance at December 31, 2019	2,522,095	$25,221	424,938	$4,249	$51,040,296	$60,012	$(40,512,017)	$10,617,761
Net Loss for the period							(4,644,246)	(4,644,246)
Other comprehensive income (loss)						(8,247)		(8,247)
Stock Compensation expenses					49,474			49,474
Shares Issued for Extinguishment of liability	2,352,406	23,524			5,412,475			5,435,999
Rights Issue of Shares	862,500	8,625			1,716,375			1,725,000
Balance at September 30, 2020	5,737,001	$57,370	424,938	$4,249	$58,218,620	$51,765	$(45,156,263)	$13,175,741

AMERI HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30
	2020	2019
Cash flow from operating activities
Net Income (Loss)	(4,652,493)	(3,327,905)
Adjustment to reconcile comprehensive income/(loss) to net cash used in operating activities
Depreciation and amortization	1,649,819	1,123,587
Non-cash expenses	6,117
Provision for Preference dividend	325,127	211,939
Changes in fair value of warrants	-	61,715
Stock, option, restricted stock unit and warrant expense	49,474	490,175
Foreign exchange translation adjustment	(8,247)	573
Provision for Income taxes ( net of deferred income taxes)	(8,940)	(14,622)
Loss on sale of fixed assets	21,611	-
Changes in assets and liabilities:
Increase (decrease) in:
Accounts receivable	(1,179,303)	(673,381)
Other current assets	(117,845)	(1,388)
Increase (decrease) in:
Accounts payable and accrued expenses	56,085	655,151
Net cash provided by (used in) operating activities	(3,858,595)	(1,474,156)
Cash flow from investing activities
Purchase of fixed assets	(46,136)	(27,698)
Acquisition consideration	-	(200,000)
Net cash used in investing activities	(46,136)	(227,698)
Cash flow from financing activities
Proceeds from bank loan and convertible notes, net	4,588,427	(191,762)
Proceeds from issuance of common shares, net	1,725,000	2,123,425
Net cash provided by financing activities	6,313,427	1,931,663
Net increase (decrease) in cash and cash equivalents	2,408,697	229,809
Cash and cash equivalents as at beginning of the period	431,400	1,371,331
Cash at the end of the period	2,840,097	1,601,140

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERI HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On January 10, 2020, the Company entered into an Amalgamation Agreement (as amended on May 6, 2020, the “Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc., a company organized under the laws of Canada and a wholly-owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly-owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative, which provides that, among other things, Merger Sub and Jay Pharma will be amalgamated and will continue as one corporation (“Amalco”), with Amalco continuing as a direct wholly-owned subsidiary of ExchangeCo and an indirect wholly-owned subsidiary of Ameri, on the terms and conditions set forth in the Amalgamation Agreement. On August 12, 2020, the Company, Jay Pharma and certain other signatories thereto entered into a tender agreement (as may be amended from time to time, the “Tender Agreement”), which provides that, among other things, Ameri will make a tender offer (such offer, as it may be amended or supplemented from time to time as permitted under the Tender Agreement, the “Offer”) to purchase all of the outstanding common shares of Jay Pharma for the number of shares of Resulting Issuer common stock equal to the exchange ratio set forth in the Tender Agreement, and Jay Pharma will become a wholly-owned subsidiary of Ameri, on the terms and conditions set forth in the Tender Agreement. The Tender Agreement terminates and replaces in its entirety the Amalgamation Agreement.

Liquidity and Going Concern

The Company has incurred net losses from operations since inception. The net loss for the nine months ended September 30, 2020 was $4.6 million and the accumulated deficit was $45.1 million as of September 30, 2020. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. The Company has also been historically reliant on loans from related parties, loans from third parties and sales of equity securities to fund operations, working capital and complete acquisitions. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses. We expect our primary sources of cash to be customer collections and external financing. We also continue to work on cost reductions, and we have initiated steps to reduce our overhead to improve cash savings. We may raise additional capital through the sale of equity or debt securities or borrowings from financial institutions or third parties or a combination of the foregoing. Capital raised will be used to implement our business plan, grow current operations, make acquisitions or start new vertical businesses among some of the possible uses.

One of the Company’s largest customers has terminated the majority of its work as a result of COVID-19. This customer has accounted in the past for annual revenues of between $5 to $7 million dollars. The impact on this quarter is a reduction of approximately $1.5 million in revenue.

As a result of funding from the Small Business Association as well as sales of securities, the Company believes it has adequate cash reserves to cover expected working capital needs over the next 12 months.

Our financial statements as of September 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

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

Recent issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of determining the effect that the adoption will have on its financial position and results of operations.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company’s consolidated financial statements

In December 2019, the FASB issued authoritative guidance intended to simplify the accounting for income taxes (ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”). This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance is effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates (“ASU”) through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

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

Presented below is the summary of the foregoing acquisitions:

Allocation of purchase price in millions of U.S. dollars

	Ameri			Ameri	Ameri
Asset Component	Georgia	Bigtech	Virtuoso	Arizona	California
Intangible Assets	1.8	0.6	0.9	5.4	3.8
Goodwill	3.5	0.3	0.9	10.4	5.0
Working Capital
Current Assets
Cash	1.4	-	-	-	-
Accounts Receivable	5.6	-	-	-	-
Other Assets	0.2	-	-	-	-
	7.3	-	-	-	-
Current Liabilities
Accounts Payable	1.3	-	-	-	-
Accrued Expenses & Other Current Liabilities	1.3	-	-	-	-
	2.7	-	-	-	-
Net Working Capital Acquired	4.6	-	-	-	-

Total Purchase Price	9.9	0.9	1.8	15.8	8.8

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

Disaggregation of Revenue from Entities. The following table disaggregates gross revenue by entity for the nine months ended September 30, 2020 and 2019:

	For Nine Months Ended
	September 30, 2020	September 30, 2019
ATGC India	$117,043	$246,594
Ameri 100 California	10,025,993	8,270,065
Ameri 100 Arizona	2,728,199	6,202,325
Ameri 100 Canada	275,508	516,372
Ameri 100 Georgia	3,897,277	9,901,456
Bigtech Software	39,138	228,767
Ameri 100 Consulting Pvt Ltd	260,439	82,129
Ameri Partners	8,896,902	5,402,402
Total revenue	$26,340,499	$30,850,110

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

For the three months ended September 30, 2020 and September 30, 2019, sales to five major customers accounted for approximately 54% and 52% of our total revenue, respectively. For the three months ended September 30, 2020, five of our customers contributed 23%,10%,9%,7% and 6% of our revenue.

For the nine months ended September 30, 2020 and September 30, 2019, sales to five major customers accounted for approximately 47% of our total revenue, respectively.

NOTE 5. INTANGIBLE ASSETS:

The Company’s intangible assets primarily consists of the customer lists it acquired through various acquisitions. We amortize our intangible assets that have finite lives using either the straight-line method or based on estimated future cash flows to approximate the pattern in which the economic benefit of the asset will be utilized. Amortization expense was $1.6 million for the nine months ended September 30, 2020 and September 30, 2019. This amortization expense relates to customer lists which expire through 2022.

NOTE 6. GOODWILL:

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in business combinations. The total value of the Company’s goodwill was $13.7 million as of September 30, 2020 and December 31, 2019.

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

For the nine months ended September 30, 2020 and 2019, no shares related to the issuance of common stock upon exercise of the Equity Awards or the exchange of the 2017 Notes for common stock were considered in the calculation of diluted loss per share, as the effect would be anti-dilutive due to net losses attributable to common stockholders for both periods.

A reconciliation of net loss attributable to common stockholders and weighted average shares used in computing basic and diluted net loss per share is as follows:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to common stockholders	$(4,644,246)	(3,393,945)
Numerator for diluted income (loss) per share:
Net income (loss) attributable to common stockholders - as reported	$(4,644,246)	(3,393,945)
Net income (loss) attributable to common stockholders - after assumed conversions of dilutive
Shares	$(4,644,246)	(3,393,945)
Denominator for weighted average common shares outstanding:
Basic shares	4,172,526	1,999,390
Dilutive effect of Equity Awards
Dilutive effect of 2017 Notes		-
Diluted shares	4,172,526	1,999,390

Income (loss) per share – basic:	$(1.11)	(1.70)
Income (loss) per share – diluted:	$(1.11)	(1.70)

NOTE 8. INCENTIVE PLAN ITEMS:

During the nine months ended September 30, 2020, the Company has not granted any restricted stock units and stock options to purchase Company’s common stock to key employees or directors out of Company’s 2015 Equity Incentive Award Plan. The company has booked charges of $49,474 as stock compensation expenses for the nine months ended September 30, 2020 and $0.5 million for the nine months ended September 30, 2019.

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

As of September 30, 2020, the principal balance and accrued interest under the Credit Facility amounted to $3.1 million.

NOTE 10. CONVERTIBLE NOTES:

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

During the nine months ended September 30, 2020 the holders of First Debenture and Second Debenture exercised their rights for conversion into common shares for which the company issued 550,458 common shares. After the conversion, there are no First Debentures or Second Debentures outstanding.

On June 3, 2020 Ameri entered into an Exchange Agreement with Alpha Capital Ansalt (“Alpha”), the holder of certain 8% unsecured convertible notes, which notes were originally issued on or about March 7, 2017 (the “2017 Prior Notes”). Pursuant to such Exchange Agreement, Alpha agreed to exchange the 2017 Prior Notes for a new convertible 1% debenture (the “June Debenture”) in the aggregate principal amount of $2,265,342.46, which June Debenture is convertible into shares of common stock of Ameri at a conversion price of $1.75 per share. The June Debenture is due on December 31, 2020. As of September 30, 2020, 828,572 shares of common stock have been issued upon conversions of the June Debenture.

On September 15, 2020, Ameri entered into separate Exchange Agreements with the holders of certain 7.25% secured convertible notes, including Alpha, which notes were originally issued on or about February 24, 2020 (the “2020 Prior Notes”). Pursuant to such Exchange Agreements, the holders agreed to exchange the 2020 Prior Notes for new convertible 7.25% debentures (the “September Debentures” and collectively with the June Debenture, the “Convertible Debentures”) in the aggregate principal amount of $1,002,979 which September Debentures are convertible into shares of Ameri common stock at a conversion price of $1.11 per share. The principal amount of the September Debentures is equal to the principal amount of the 2020 Prior Notes and the accrued interest thereon. The September Debentures are due on the earlier of (i) the effective date of the Offer or (ii) October 31, 2020. As of September 30, 2020, no shares of common stock have been issued upon conversions of the September Debentures.

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

The Company’s principal facility is located in Alpharetta, Georgia. The Company also leases office space in various locations with expiration dates between 2016 and 2020. In January 2020, the Company entered into a lease agreement for its Dallas office with expiration date 2027. The lease agreements often include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs, or defined rent increases. Rent expense is recorded over the lease terms on a straight-line basis. Rent expense was $0.2 million and $0.25 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred. Rent expense was $0.2 million and $0.25 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The components of lease expense were as follows:

Nine Months ended, Sep 30, 2020

Operating leases	107,852
Interest on lease liabilities	6,117
Total net lease cost	113,969

Supplemental balance sheet information related to leases was as follows:

September 30, 2020
Operating leases:
Operating lease ROU assets	$874,606

Current operating lease liabilities, included in current liabilities	$208,663
Noncurrent operating lease liabilities, included in long-term liabilities	678,272
Total operating lease liabilities	$886,935

Supplemental cash flow and other information related to leases was as follows:

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-
ROU assets obtained in exchange for lease liabilities:
Operating leases	$874,606

Weighted average remaining lease term (in years):	6.75
Operating leases	2.3
Weighted average discount rate:
Operating leases	7.25%

Total future minimum payments required under the lease obligations as of September 30, 2020 are as follows:

Nine Months Ending September 30,
2020	$181,898
2021	192,470
2022	81,444
2023	91,140
2024	101,675
Thereafter	238,308
Total lease payments	$886,935
Less: amounts representing interest
Total lease obligations	$886,935

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

No financial instruments were transferred into or out of Level 3 classification during the period ended September 30, 2020 and year ended December 31, 2019.

NOTE 13. WARRANTS OUTSTANDING:

The following warrants were outstanding as of September 30, 2020:

Exercise Price ($)	Outstanding Warrants	Weighted Average Remaining Contractual life (Years)	Number Exercisable
102.88	52,877	0.02	52,877
150.00	40,000	0.03	40,000
37.50	200,000	2.02	200,000
55.00	60,375	4.68	60,375
45.75	36,665	4.85	36,665
1.83	340,448	4.85	340,448
0.001	646,094	0.25	646,094
Total	1,376.459		1,376,459

NOTE 14- PREFERRED STOCK

On December 30, 2016, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Lone Star Value Investors, LP (“LSVI”), pursuant to which a Convertible Note was returned to the Company and cancelled in exchange for 363,611 shares of the Company’s Series A Preferred Stock, which is non-convertible and perpetual preferred stock of the Company. We have issued 61,327 shares as preferred dividends as of September 30, 2020 and the company has 424,938 outstanding shares preferred stock.

A dividend of $217,291 has become due and has not yet been paid.

NOTE 15. LOAN FROM PAYCHECK PROTECTION PROGRAM (PPP):

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

NOTE 16. LOAN FROM U.S. SMALL BUSINESS ADMINISTRATION (EIDL)

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

As a result of the aforementioned correction of accounting errors, the relevant financial statements have been revised as follows:

The following tables summarize the effects of the revisions on the specific items presented in the Company’s historical consolidated financial statements previously included in the Company’s Annual Report for the year ended December 31, 2019:

	December 31, 2019
	As Previously
	Reported	Adjustment	As Revised
Balance Sheet
Other Assets
Operating lease right of use asset, net	$-	$286,163	$286,163
Total Other Assets	17,405,998	286,163	17,692,161
Total Assets	$25,005,152	$286,163	$25,291,315

Current Liabilities
Current portion – operating lease liability	$-	$120,052	$120,052
Total Current Liabilities	14,383,605	120,052	14,503,657
Long-term Liabilities
Operating lease liability, net	-	169,897	169,897
Total Long-term Liabilities	-	169,897	169,897
Total Liabilities	$14,383,605	$289,949	$14,673,554

Stockholders’ Equity
Accumulated Deficit	$(40,508,231)	$(3,788)	$(40,512,019)
Total Stockholders’ Equity	10,621,547	(3,788)	10,617,764
Total Liabilities and Stockholders’ Equity	$25,005,152	286,163	25,291,315

	For the year ended December 31, 2019
	As Previously
	Reported	Adjustments	As Revised

Statement of Operations
Interest expense	$(691,138)	$(3,788)	$(694,926)
Total other income (expenses)	1,109,576	(3,788)	1,105,788
Loss before income taxes	(5,215,318)	(3,788)	(5,219,106)
Net loss	(5,603,975)	(3,788)	(5,607,763)
Net loss attributable to common stockholders	(6,029,978)	(3,788)	(6,033,766)
Total comprehensive loss	(6,056,963)	(3,788)	(6,060,751)
Comprehensive loss attributable to Company	$(6,056,963)	$(3,788)	$(6,060,751)
Basic and diluted loss per share	$(2.83)	$-	$(2.83)

Statements of Cash Flows
Net loss	$(6,029,978)	$(3,788)	$(6,033,766)
Amortization of right of use asset	-	3,788	3,788
Net Cash Used in Operating Activities	$(2,453,123)	$-	$(2,453,123)

	For the year ended December 31, 2019
	As Previously
	Reported	Adjustments	As Revised
Statement of Stockholders’ Deficit
Net loss	$(6,029,978)	$(3,788)	$(6,033,766)
Accumulated deficit ending balance	$(40,508,231)	$(3,788)	$(40,512,019)
Total stockholders’ equity ending balance	$10,621,547	$(3,788)	$10,617,764

NOTE 18. SUBSEQUENT EVENTS:

As of November 13, 2020, 908,723 shares of common stock have been issued upon conversions of the September Debentures.

As of November 13,2020, 50,224 shares of common stock have been issued upon conversions of the June Debentures

As of November 13, 2020, 646,094 shares of common stock have been issued upon exercise of the Pre-Funded Warrants.

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

For the three months ended September 30, 2020 and September 30, 2019, sales to five major customers accounted for 54% and 52% of our total revenue, respectively. For the three months ended September 30, 2019, two of our customers have contributed 23% and 10% of our revenue. For the comparable period in 2019, one of our customers contributed 13% of our revenue.

For the nine months ended September 30, 2020 and September 30, 2019, sales to five major customers accounted for 47% and 48% of our total revenue, respectively. Two of our customers contributed 20% and 10% of our revenue for the nine months ended September 30, 2020. For the comparable period in 2019, Two of our customers contributed 19% and 10% of our revenue.

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

No clients have gone out of business or filed for bankruptcy, and although there has been a reduction in staffing, no active clients have completely ceased using our services as a result of COVID-19. As a direct result of COVID-19 we had significant consultant roll-offs from one of the top US airlines that has been one of our top five revenue clients over the last several years. We expect a portion of that business to come back when the US airline business recovers. Additionally, we have seen minor consultant roll-offs from other clients related to COVID-19. One of the Company’s largest customers has terminated the majority of its work as a result of COVID-19. This customer has accounted in the past for annual revenues of between $5 to $7 million dollars. The impact on this quarter is a reduction of approximately $1.5 million in revenue. We have had no projects cancelled due to COVID-19 although we have had some new projects put on hold. We have also had clients notify us they will be slow to pay our bills and have some reduced billable hours per week until the economy reopens further. We are at the beginning stages of rebuilding our sales pipeline for a post-COVID economy.

Discussion of Business Activity

The Company has recently been awarded enterprise IT solutions projects include implementations of i) S/4HANA, SAP’s new enterprise IT platform, ii) Hybris, SAP’s e-commerce platform, and iii) SuccessFactors, SAP’s human resources platform, in addition to the migration of enterprises from on-premises IT infrastructure to the cloud.

Key new business activities in July to September 2020:

●	Awarded greenfield S/4HANA transformation for a leader in HVAC technology and manufacturing:

●	Awarded, implemented and successful go-live of Ariba and Concur functionalities at the largest American supplemental insurance company

●	Engaged to architect, manage, and help implement C4 solutions at a large Japanese multinational conglomerate corporation

●	Awarded global template design, build and rollout of S/4HANA and other supporting SAP products at a large tire and rubber products company based in Japan

●	Signed Ameri100’s first Qualtrics EX project

●	Opened a new account with SAP related billing at one of the largest chocolate manufacturers in the world

●	Complete 2 SAP software transactions as a SAP certified CCP reseller – Ameri100’s first 2 revenue generating SAP software transactions

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 and for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Three Months Sep 30,2020	Three Months Sep 30,2019	Nine Months Sep 30,2020	Nine Months Sep 30,2019

Revenue	8,483,030	9,148,857	26,340,499	30,850,110
Cost of revenue	6,595,533	7,249,406	20,753,306	24,428,520
Gross profit	1,887,497	1,899,451	5,587,193	6,421,590
Operating expenses
Selling, General and administration	2,449,919	2,902,401	7,845,160	9,075,751
Depreciation and amortization	556,333	562,050	1,649,819	1,685,637
Operating expenses	3,006,252	3,464,451	9,494,979	10,761,388
Operating Income (loss)	(1,118,755)	(1,565,000)	(3,907,786)	(4,339,798)
Interest benefit (expenses)	128,842	(252,648)	(403,506)	(551,862)
Changes in fair value of warrant liability	-	1,857,889	-	1,796,174
Others, net	882	(9)	3,693	4,557
Income (loss) before income taxes	(989,031)	40,232	(4,307,599)	(3,090,929)
Income tax benefit (expenses)	27,857	1,067	(11,520)	15,688
Income (loss) after income taxes	(961,174)	41,299	(4,319,119)	(3,075,241)
Net income attributable to non-controlling interest
Net Income (loss) attributable to the Company	(961,174)	41,299	(4,319,119)	(3,075,241)
Dividend on preferred stock	(109,457)	(106,765)	(325,127)	(318,704)
Net Income (loss) attributable to common stock holders	(1,070,631)	(65,466)	(4,644,246)	(3,393,945)
Other comprehensive income (loss), net of tax
Foreign exchange translation	11,902	(17,979)	(8,247)	(17,406)
Total Comprehensive Income (loss)	(1,058,729)	(83,445)	(4,652,493)	(3,411,351)

Basic income (loss) per share	(0.20)	(0.03)	(1.11)	(1.70)
Diluted income (loss) per share	(0.20)	(0.03)	(1.11)	(1.70)

Basic weighted average number of common shares outstanding	5,289,099	2,113,227	4,172,526	1,999,390
Diluted weighted average number of common shares outstanding	5,289,099	2,113,227	4,172,526	1,999,390

Revenues

Revenues for the three months ended September 30, 2020 decreased by $0.7 million, or 7%, as compared to the three months ended September 30, 2019 mainly due to loss of revenue from existing customers due to COVID-19.

For the three months ended September 30, 2020 and September 30, 2019, sales to five major customers accounted for 54% and 52% of our total revenue, respectively. For the three months ended September 30, 2019, two of our customers have contributed 23% and 10% of our revenue. For the comparable period in 2019, one of our customers contributed 13% of our revenue. We derived most of our revenues from our customers located in North America for the three months ended September 30, 2020 and September 30, 2019.

One of the Company’s largest customers has terminated the majority of its work as a result of COVID-19. This customer has accounted in the past for annual revenues of between $5 to $7 million dollars. The impact on this quarter is a reduction of approximately $1.5 million in revenue.

Revenues for the nine months ended September 30, 2020 decreased by $4.5 million, or 15%, as compared to the nine months ended September 30, 2019 mainly due to loss of revenue from existing customers due to COVID-19.

For the nine months ended September 30, 2020 and September 30, 2019, sales to five major customers accounted for 47% and 48% of our total revenue, respectively. Two of our customers contributed 20% and 10% of our revenue for the nine months ended September 30, 2020. For the comparable period in 2019, two of our customers contributed 19% and 10% of our revenue. We derived most of our revenues from our customers located in North America for the nine months ended September 30, 2020 and September 30, 2019.

We are expecting a decrease in revenue from existing clients of approximately $3.5 million, as compared to full year revenue of 2019, during the next 12 months due to COVID-19.

Gross Margin

Our gross margin was 22% for the three months ended September 30, 2020 and 21% for the comparable period in 2019.

Our gross margin was 21% for the nine months ended September 30, 2020 and for the comparable period in 2019.

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

SG&A expenses for the three months ended September 30, 2020 were $2.4 million, as compared to $2.9 million for the three months ended September 30, 2019.

SG&A expenses for the nine months ended September 30, 2020 were $7.8 million, as compared to $9.1 million for the nine months ended September 30, 2019.

Depreciation and Amortization

Depreciation and amortization expense amounted to $0.6 million for the three months ended September 30, 2020 and three months ended September 30, 2019 and $1.6 million for the nine months ended September 30, 2020 and $1.7 million for nine months ended September 30, 2019. We capitalized the customer lists acquired during various acquisitions, resulting in increased amortization costs. The customer lists from each acquisition are amortized over a period of 60 months.

Operating Income (Loss)

Our operating loss was $1.1 million for the three months ended September 30, 2020, as compared to $1.6 million for the three months ended September 30, 2019.

Our operating loss was $3.9 million for the nine months ended September 30, 2020 and $4.3 million for the nine months ended September 30, 2019.

We expect the COVID-19 pandemic to negatively impact our operations for the remainder of the fiscal year and for the next twelve months. One of the Company’s largest customers has terminated the majority of its work as a result of COVID-19. This customer has accounted in the past for annual revenues of between $5 to $7 million dollars. The impact on this quarter is a reduction of approximately $1.5 million in revenue.

Interest Expense

Our interest expense for the three months ended September 30, 2020 was $(0.1) million as compared to $0.3 million for the three months ended September 30, 2019.

Our interest expense for nine months ended September 30, 2020 was $0.4 million as compared to $0.6 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Our cash position was approximately $2.8 million as of September 30, 2020, as compared to $0.4 million as of December 31, 2019.

Cash used for operating activities was $3.9 million during the nine months ended September 30, 2020 and was primarily a result of net changes in working capital requirements. Cash used in investing activities was $0.04 million during the nine months ended September 30, 2020. Cash provided by financing activities by loans and rights issue was $6.3 million during the nine months ended September 30, 2020.

Liquidity Concerns

As of September 30, 2020, we had negative working capital of $2.7 million and cash of $2.8 million. Our principal sources of cash have included bank borrowings, the private placement of shares and net bank borrowings. To increase revenues, our operating expenses are likely to continue to grow and, as a result, we will need to generate significant additional revenues to cover such expenses.

Our financial statements as of September 30, 2020 have been prepared under the assumption that we will continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional funding through the issuance of equity or debt securities, as well as to attain further operating efficiencies and, ultimately, to generate additional revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although the Company believes in the viability of management’s strategy to generate sufficient revenue, control costs and the ability to raise additional funds if necessary, there can be no assurances to that effect. The foregoing conditions raise substantial doubt about our ability to continue as a going concern.

Available Credit Facility, Borrowings and Repayment of Debt

As of September 30, 2020, we had approximately $3.1 million in borrowings outstanding under our senior secured credit facility (the “Credit Facility”), which provided for up to $8 million in principal for revolving loans (the “Revolving Loans”) for general working capital purposes.

In addition, we have an outstanding aggregate of $815,342.46 million in 1% convertible unsecured debentures (the “1% Debentures”), which were issued to one of accredited investors. The 1% Debentures bear interest at 1% per annum and are convertible at $1.75 per share.

Accounts Receivable

Accounts receivable for the period ended September 30, 2020 were $7.6 million as compared to $6.4 million as on December 31, 2019 the increase was mainly due to delay in payment by our customers due to the COVID-19 pandemic.

Accounts Payable

Accounts payable for the period ended September 30, 2020 were $4.6 million as compared to $4.7 million as on December 31, 2019. The increase in Accounts payable is due to delay in payments to our vendors.

Accrued Expense

Accrued expenses for the period ended September 30, 2020 were $1.9 million as compared to $2.1 million as on December 31, 2019. These expenses reflect obligations associated with work that has been performed but not yet billed, and will be paid in the 4th quarter. It is a rotational liability associated with the gap in timing between work performed and invoices paid.

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

Critical Accounting Policies

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)— Narrow-Scope Improvements and Practical Expedients. This update clarifies the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, completed contracts at transition and technical correction. The amendments in this update affect the guidance in ASU 2014-09. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance.

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

For the nine months ended September 30, 2020 and September 30, 2019, sales to five major customers accounted for 47% and 48% of our total revenue, respectively. Two of our customers contributed 20% and 10% of our revenue for the nine months ended September 30, 2020. For the comparable period in 2019, Two of our customers contributed 19% and 10% of our revenue.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive Officer and Chief Financial Officer concluded that our company’s disclosure controls and procedures are improving in terms of effectiveness as of the end of the period covered by this report as noted below in management’s report on internal control over financial reporting. In the past, there were effectiveness issues largely due to the fact that we were acquiring privately held companies as a part of our growth strategy and our control procedures over all acquired subsidiaries were largely manual in nature. However we have deployed all of our business on a consolidated professional services automation platform in the quarter concluding 30-Sep-2020. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, our management concluded that, as of September 30, 2020, our internal control over financial reporting was not yet effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This is largely due to the fact that we previously acquired multiple privately held companies as part of our growth strategy and our control procedures over all acquired subsidiaries will not be effective until such time as we are able to fully integrate the acquisition with our company and set processes and procedures for the acquired entities. We are working to improve and harmonize our financial reporting controls and procedures across all of our companies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the third quarter ended in 2020 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

The global coronavirus pandemic (COVID-19) has created significant volatility in the price of our common stock, uncertainty in customer demand for our services, and widespread economic disruption. The extent to which the coronavirus pandemic will impact our business, operations and financial results will depend on numerous factors that are frequently changing or unknown, and that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ responses or planned responses to the pandemic; the impact of the pandemic on economic activity and any interventions intended to mitigate decreased economic activity; the effect on our customers and customer demand for our products, services, and solutions; our ability to sell and provide our products, services, and solutions, including as a result of travel restrictions, personnel working from home or with diminished technology and communication abilities, and social distancing; the ability of our customers to pay timely, if at all, for our services and solutions with or without discounts requested by our customers; and closures of our and our customers’ offices and facilities. The closure of our customers’ facilities, restrictions that prevent our customers from accessing those facilities or their own customers, and broad disruptions in our customers’ markets and customer base, has disrupted, and could in the future disrupt the demand for our products, services, and solutions and result in, among other things, termination of customer contracts, delays or interruptions in the performance of contracts, losses of revenues, and an increase in bad debts. Customers may also slow or halt decision making, delay planned work, or suspend, terminate, or reduce existing contracts or services. Indeed, one of the Company’s largest customers has terminated the majority of its work as a result of COVID-19. This customer has accounted in the past for annual revenues of between $5 to $7 million dollars. The impact on this quarter is a reduction of approximately $1.5 million in revenue. Travel and immigration restrictions may delay or prevent our personnel from accessing worksites, and work-from-home or remote working arrangements could reduce profitability or increase information security and connectivity vulnerabilities. In addition, when COVID-19-related restrictions on business are eased, our ability to deliver services to our customers could be affected by any outbreak of illness among employees returning to our facilities or to our customers’ facilities. Moreover, there may be additional costs that we will have to incur in connection with further changes to, or a return to, normal operating conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, those relating to our operations in emerging markets, our ability to execute on our growth strategy through strategic acquisitions, our dependency on third parties for network infrastructure, attracting, hiring, and retaining personnel, the effects on movements in foreign currency exchange rates, and the effects that changes to fiscal, political, regulatory and other federal policies may have on our operations, each of which could materially adversely affect our business, financial condition, results of operations and/or stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below or previously reported on a Current Report on Form 8-K, we had no unregistered sales of equity securities during the three month period ended June 30, 2020.

On August 14, 2020, the Company issued warrants to purchase up to 36,664 shares of Common Stock to a FINRA-registered broker-dealer and certain individuals associated with the broker-dealer for services related to our August 2020 financing.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16 day of November, 2020.

AMERI Holdings, Inc.

By:	/s/ Brent Kelton
Brent Kelton
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Barry Kostiner
Barry Kostiner
Chief Financial Officer (Principal Accounting Officer)

