Form 10-K
period 2020-12-31
Enveric Biosciences, Inc.
filed 2021-04-01
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to

Commission File Number 001-38286

ENVERIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4851 Tamiami Trail N, Suite 200 Naples, FL	34103
(Address of principal executive offices)	(Zip Code)

(239) 302-1707

(Registrant’s telephone number, including area code)

Securities registered under section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ENVB	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock	AMRHW	N/A

Securities registered under section 12(g) of the Act:

Title of class
Series B Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on a closing price of $6.20 per share, was approximately $7,045,916.

As of March 29, 2021, the registrant had outstanding 19,450,507 shares of common stock, $0.01 par value.

EXPLANATORY NOTE

This report is the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 of Enveric Biosciences, Inc., which was formerly known as AMERI Holdings, Inc., prior to the completion on December 30, 2020 of the tender offer described below.

On December 30, 2020, pursuant to the previously announced Tender Offer Support Agreement and Termination of Amalgamation Agreement dated August 12, 2020, as amended by that certain Amendment No. 1 to the Tender Offer Support Agreement and Termination of Amalgamation Agreement dated December 18, 2020 (as amended, the “Tender Agreement”), by and among us, Jay Pharma Inc., a Canada corporation and a wholly owned subsidiary of the Company (“Jay Pharma”), and certain other signatories thereto, we completed a tender offer (the “Offer”) to purchase all of the outstanding common shares of Jay. Following the effective time of the Offer, we changed the name of our company from AMERI Holdings, Inc. to Enveric Biosciences, Inc. and effected a 1-for-4 reverse stock split of our issued and outstanding common stock. Immediately following completion of the Offer and the transactions contemplated in the Tender Agreement, but without giving effect to the issuance of the Series B Warrants (as defined below), (i) the former Jay Pharma equity holders (including certain investors in private placements that closed prior to the completion of the Offer) owned approximately 82.3% of the Company; (ii) former Ameri equity holders owned approximately 14.5% of the Company; and (iii) a financial advisor to Jay Pharma and Ameri owned approximately 3.2% of the Company.

The common stock on The Nasdaq Capital Market, previously trading through the close of business on December 30, 2020 under the ticker symbol “AMRH,” commenced trading on The Nasdaq Capital Market, on a post-reverse stock split adjusted basis, under the ticker symbol “ENVB” on December 31, 2020.

Closing of Spin-Off

As previously reported, on January 10, 2020, Ameri and Ameri100 Inc. (“Private Ameri”) entered into a Share Purchase Agreement (the “Ameri Share Purchase Agreement”) pursuant to which Ameri agreed to contribute, transfer and convey to Private Ameri all of the issued and outstanding equity interests of the existing subsidiaries of Ameri, constituting the entire business and operations of Ameri and its subsidiaries, and wherein Private Ameri agreed to assume the liabilities of such subsidiaries (the “Spin-Off”).

On December 30, 2020, pursuant to the Ameri Share Purchase Agreement, Ameri consummated the Spin-Off and all of the issued and outstanding shares of Series A preferred stock of Ameri (the “Series A Preferred Stock”) were redeemed for an equal number of shares of Series A preferred stock of Private Ameri (“Private Ameri Preferred Stock”). Ameri contributed, transferred and conveyed to Private Ameri all of the issued and outstanding equity interests of the existing subsidiaries of Ameri, constituting the entire business and operations of Ameri and its subsidiaries, and Private Ameri assumed the liabilities of such subsidiaries.

Reverse Stock Split

Effective as of 4:02 pm Eastern Time on December 30, 2020, we filed an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock, at a ratio of one share for four shares. The net result of the reverse stock split was a 1-for-4 reverse stock split. We made proportionate adjustments to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options, restricted stock units (if any) and warrants outstanding as of the effective times of the reverse stock split in accordance with the terms of each security based on the split ratio. Also, we reduced the number of shares reserved for issuance under our equity compensation plans proportionately based on the split ratios. Except for adjustments that resulted from the rounding up of fractional shares to the next whole share, the reverse stock split affected all stockholders uniformly and did not change any stockholder’s percentage ownership interest in our Company. All share and related option and warrant information presented in this annual report have been retroactively adjusted to reflect the reduced number of shares outstanding and the increase in share price which resulted from these actions; however, common stock share and per share amounts in certain of the documents incorporated by reference herein have not been adjusted to give effect to the reverse stock split.

Amended and Restated Certificate of Incorporation and Bylaws

In connection with the Tender Agreement, we filed an Amended and Restated Certificate of Incorporation and adopted amended and restated bylaws on December 30, 2020. For additional information regarding our organizational documents, please refer to our Current Report on Form 8-K filed with the SEC on January 6, 2021.

Delisting of Ameri Warrants

On December 30, 2020, we received a written notice (the “Notice”) from Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that our listed warrants (the “AMRHW Warrants”) would be suspended from listing on the Nasdaq Capital Market. A Form 25-NSE was filed with the SEC on December 30, 2020, which removed the AMRHW Warrants from listing and registration on the Nasdaq Capital Market.

The terms of the AMRHW Warrants are not affected by the delisting, and the AMRHW Warrants may still be exercised in accordance with their terms to purchase common stock of the Company.

The listing of the common stock, which is traded on the Nasdaq Capital Market under the symbol ENVB, is not affected by the delisting of the AMRHW Warrants.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS;

RISK FACTOR SUMMARY

This Annual Report on Form 10-K, including the documents that we incorporate by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but are not always, made through the use of words or phrases such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions, or the negative of these terms, or similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K, and in particular those factors referenced in the section entitled “Risk Factors.”

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Numerous factors could cause our actual results to differ materially from those described in forward-looking statements, including, among other things:

●

our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;

●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and IND application filings and into clinical development
●	the impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;
●	the risk that we may not obtain the requisite votes at our special meeting to ratify our reverse stock split;
●

the limited study on the effects of medical cannabinoids, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids;

●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	the ability to establish or maintain collaborations on the development of therapeutic candidates;
●	the ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developmental products and working capital and to obtain such funding on commercially reasonable terms;
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	The ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection; and
●	other factors described in the “Risk Factors” section of this Annual Report on Form 10-K.

We have included important factors in the cautionary statements included in this Annual Report on Form 10-K and the documents we incorporate by reference herein and, particularly in the “Risk Factors” sections of these documents, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. No forward-looking statement is a guarantee of future performance.

You should read this Annual Report on Form 10-K and the documents that we incorporate by reference herein completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report on Form 10-K and the documents we incorporate by reference herein represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Enveric,” “we,” “us,” “our” and similar terms refer to Enveric Biosciences, Inc. and its subsidiaries. We were previously known as AMERI Holdings, Inc. (“Ameri”). Following the completion of our offer to purchase all of the issued and outstanding shares of Jay Pharma, Inc. on December 30, 2020, we changed the name of our company from AMERI Holdings, Inc. to Enveric Biosciences, Inc. For more detail on the transaction with Jay Pharma, Inc. and related transactions, see the section titled “Explanatory Note” above.

Item 1. Business

Company Information

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to the completion of a “reverse merger” transaction on May 26, 2015, whereby Ameri100 Acquisition, Inc., a Delaware corporation and newly created, wholly owned subsidiary, was merged with and into Ameri and Partners Inc. (“Ameri and Partners”), a Delaware corporation (the “2015 Merger”). As a result of the 2015 Merger, Ameri and Partners became Ameri’s wholly owned subsidiary with Ameri and Partners’ former stockholders acquiring a majority of the outstanding shares of Ameri common stock. The 2015 Merger was consummated under Delaware law pursuant to an Agreement of Merger and Plan of Reorganization, dated as of May 26, 2015 (the “2015 Merger Agreement”), and in connection with the 2015 Merger, Ameri changed its name to AMERI Holdings, Inc. Ameri did business under the brand name “Ameri100”. Ameri, along with its eleven operating subsidiaries, provided SAP cloud, digital and enterprise services to clients worldwide.

The Ameri business ceased to be part of the Company on December 30, 2020, pursuant to the Spin-Off. On December 30, 2020, we completed the Offer and changed our name to “Enveric Biosciences, Inc.” Our principal corporate office is located at Enveric Biosciences, Inc., 4851 Tamiami Trail N, Suite 200, telephone (239) 302-1707. Our internet address is https://www.enveric.com/, and the information included in, or linked to our website is not part of this prospectus. We have included our website address in this prospectus solely as a textual reference.

Business Overview

We are an early-development-stage biosciences company with an initial focus on developing innovative, evidence-based prescription products and combination therapies containing cannabinoids to address unmet needs in cancer care. We seek to improve the lives of patients suffering from cancer, initially by developing palliative and supportive care products for people suffering from certain side effects of cancer and cancer treatment such as pain or skin irritation. We currently intend to offer such palliative and supportive care products in the United States, following approval through established regulatory pathways.

We are also aiming to advance a pipeline of novel cannabinoid combination therapies for hard-to-treat cancers, including glioblastoma multiforme (GBM) and several other indications which are currently being researched.

We intend to bring together leading oncology clinicians, researchers, academic and industry partners so as to develop both external proprietary products and a robust internal pipeline of product candidates aimed at improving quality of life and outcomes for cancer patients. We intend to evaluate options to out-license its proprietary technology as it moves along the regulatory pathway and evaluates the building of a small, targeted selling organization and will potentially utilize a hybrid approach based on the product indication and the market opportunity.

In developing our product candidates, we intend to focus on cannabinoids derived from hemp, other botanical sources, and synthetic materials containing no tetrahydrocannabinol (THC) in order to comply with U.S. federal regulations. Of the potential cannabinoids to be used in therapeutic formulations, THC, which is responsible for the psychoactive properties of marijuana, can result in undesirable mood effects. Cannabidiol (CBD) and cannabigerol (CBG), on the other hand, are not psychotropic and are therefore more attractive candidates for translation into therapeutic practice. In the future, we may utilize cannabinoids that are derived from cannabis plants, which may contain THC; however, we only intend to do so in jurisdictions where THC is legal. These product candidates will then be studied through a typical Food and Drug Administration (“FDA”) drug approval process.

Strengths

We believe that we offer the following key distinguishing characteristics:

●	Unique Dedication to Prescription Cancer Supportive Care. We believe that we are one of the only companies currently developing evidence-based prescription-only therapies containing cannabinoids that are exclusively focused on the unique unmet needs of cancer patients. We intend to develop such therapies by conforming its product candidates to GMP and obtaining FDA approval for such product candidates.

●	Patient-Centric Product Development. We are focusing on a patient-centric approach to our product development that will uniquely position us to meet the needs of oncology patients.

●	First Mover Advantage. We believe we are among the first companies working towards creating a leading brand utilizing cannabinoids in oncology supportive care. We seek to build upon our first mover advantage and expertise in cannabinoid research to accelerate the discovery, development, and commercialization of therapies for persons affected by cancer that are safe, effective, and trusted by patients and physicians globally.

●	Collaboration with Global Research Partner. We enjoy an exclusive license with our global cannabinoid research partner, Tikun Olam. We hold exclusive global rights to Tikun Olam’s proprietary treatment database and cannabinoid derivatives for the development of oncology-focused pharmaceutical products. We intend to leverage Tikun Olam’s large-scale human datasets and expand upon Tikun Olam’s existing research by conducting new studies.

●	Sophisticated Leadership Team and Scientific Advisors. We have a world-class leadership team with extensive regulated pharmaceutical industry backgrounds and deep expertise in oncology, skin and wound care, and clinical research. In addition, we closely collaborate with a broad network of leading physicians and scientists at major institutions.

●	Always Seeking Growth and Enhancement Opportunities. We have identified a pathway to business growth and shareholder value creation based on our planned development programs and eventually plan to leverage the credibility of that expertise into broader offerings. We will continue to expand our opportunities to add assets that are complementary or accretive to our plans to serve patients through acquisition and in-licensing.

Go-to Market Strategy and Business Approach

We have a two-step go-to-market strategy:

●	Skincare Product Candidates: Develop product candidates that target skincare-related ailments common among cancer patients, such as radiodermatitis, chemotherapy-induced neuropathy, pruritus, rashes, and dry skin.

●	Combination Therapy: Advance novel cannabinoid combination therapies for persons with cancer, starting with programs in glioblastoma multiforme (GBM).

We believe that our existing approach to development, and a future ongoing emphasis on data collection, will differentiate us from our peers and improve the quality of care we are able to provide.

Product Candidates

Our pipeline of product candidates and key ongoing development programs are shown in the tables below:

Product Candidate	Targeted Indications	Partner(s)	Status	Expected Next Steps
Cannabinoid-Infused Topical Product	Oncology- related skincare conditions (e.g., radiodermatitis)	U.S.-Based Center of Excellence	Research & Development / Discovery	IND submission; Exploratory Phase 1/2 trial

Cannabinoid + Chemotherapy Combination Therapy Oral synthetic CBD extract given alone or in combination with clomiphene, concurrently with dose-dense Temolozomide chemotherapy	Glioblastoma Multiforme Recurrent or progressive	Dr. Tali Siegal, Rabin Medical Center, Davidoff Institute of Oncology	Research & Development / Discovery	Exploratory Phase 1/2 trial

Additional Potential Development Programs	Potential Target Indications

Cannabinoid + Chemotherapy Combination Therapy

Clomiphene in combination with CBD in patients with selected locally advanced or metastatic breast cancer treated with standard adjuvant chemotherapy regimens

Breast Cancer

Market Opportunity

Prevalence

According to the U.S. Department of Health and Human Services, based on 2013-2015 data, approximately 38% of men and women will be diagnosed with cancer at some point during their lifetime. In 2015, there were an estimated 15,112,098 people living with cancer in the U.S. The number of new cases of cancer was 439 per 100,000 men and women per year.

Despite widespread demand, the pharmaceutical market lacks products that address the unique supportive care needs of cancer patients. However, we believe that research suggests that cannabis, as a palliative treatment for cancer patients, appears to be a well-tolerated option to help patients cope with malignancy-related symptoms. For example, researchers from the Soroka Medical Center in Beersheba, Israel analyzed data gathered at Tikun Olam’s central clinic from cancer patients to whom medical cannabis was given for palliative-care purposes between March 2015 and February 2017 (Schleiderab, European Journal of Internal Medicine, 2018). The primary symptoms prior to treatment reported among the patients to whom medical cannabis was given during the relevant timeframe were sleep problems (78.4%), pain (77.7%), weakness (72.7%), nausea (64.6%), and lack of appetite (48.9%). Approximately 51% of the applicable patients reported an 8 out of 10 on the pain scale. Of the relevant patient population, 17% were given Tikun Olam’s cannabidiol-dominant strain “Avidekel,” and after six months, 95.9% of patients reported improvement in their condition. Note, however, that these are anecdotal reports, which may or may not be indicative of the results that we may see from clinical studies conducted pursuant to an IND.

According to a separate survey of 237 oncologists, 80% of these oncologists discussed medical cannabinoids with patients where nearly half recommended them clinically (Braun IM, J Clin Oncol, 2018). The same survey found that 67% of the oncologists viewed cannabinoids as a helpful adjunct to standard pain management strategies, and 65% viewed cannabinoids as equally or more effective than standard treatments for anorexia and cachexia.

Patient Interest

Research also shows that most cancer patients have a strong interest in learning about cannabinoids during treatment. According to the Washington State Survey of Cancer Patients, 74% of surveyed patients wanted information from cancer care providers (Pergam SA, Cancer, 2017). The same survey found that 66% of patients had used cannabis in the past, 24% used in the last year, and 21% used in the last month.

Moreover, cancer patients tend to be heavy cannabis users. A survey of active cannabis users who have cancer (Pergam SA, Cancer, 2017) found that 74% used cannabis at least once a week, 56% used cannabis at least daily, and 31% used cannabis multiple times a day. Active users consumed cannabis primarily for physical symptoms such as pain and nausea or for psychological reasons such as coping with stress, depression, and sleep difficulty.

Lack of Research

In a 2017 report, the National Academy of Sciences noted that, although cannabis has both therapeutic value and public health risks, there is a systemic lack of research aimed at properly evaluating cannabis-based therapies. The National Academy of Sciences offered recommendations that included developing standards and benchmarks to guide cannabis research, addressing research gaps to evaluate the short- and long-term health effects of cannabis use, improving surveillance capacity to ensure that sufficient data is available, and addressing regulatory barriers to cannabis research and proposing strategies for supporting a comprehensive cannabis research agenda.

Critically, only 30% of oncologists felt sufficiently informed to make recommendations regarding medical cannabis, suggesting a large unmet opportunity to educate oncologists and provide research that supports the safety and efficacy of Enveric product candidates. Among the oncologists who discussed medical cannabis with patients, 78% said that patients were the ones to express interest on most occasions.

Potential for Premium Pricing

We plan to conduct extensive clinical research in an effort to establish the safety of its prospective product candidates in cancer patients, and, eventually, help to identify and/or develop cannabinoid medicines intended to reduce various unwanted side effects that commonly affect cancer patients, target specific patient sequelae (e.g., cancer pain, anxiety, or nausea), and target specific side effects to the skin as a result of radiation and chemotherapy treatments.

We believe that prescription only medicines containing cannabinoids (including product with hemp-based ingredients) will carry a price premium. Upon obtaining FDA approval for our product candidates, we are striving to distinguish ourselves from a rising tide of cannabis industry participants by:

●	Creating product candidates specific to the side effects of cancer and cancer treatment, with a novel focus on skincare.

●	Employing evidence-based best practices specific to cancer patients.

●	Generating clinical research to support the safety and effectiveness of its product candidates in cancer patients.

●	Leveraging FDA approval, as most over-the-counter (“OTC”) products sold are not FDA approved.

We believe these will be an important differentiator for people with cancer and oncologists who are faced with high patient demand and in still relatively novel, unproven field of medical cannabis. Accordingly, we anticipate eventually being able to charge a premium for those of our prospective product candidates that are successfully commercialized. Further, more than one-third of cancer patients who used medical cannabis were new users (K. Martell, Curr Oncol, 2018), suggesting the potential to establish strong brand loyalty from cancer patients and oncologists.

Conditions Currently Targeted by Enveric

Radiodermatitis and Other Skin Conditions

Radiation therapy is considered an essential component of cancer treatment, with nearly 50% of cancer patients undergoing radiation therapy at some point during the course of their treatments. Radiodermatitis, or radiation-induced skin injury, is one of the most common adverse effects of radiation therapy. Of those receiving radiation therapy, approximately 90% experience some form of radiodermatitis.

Dry skin is another common adverse side effect of certain cancer therapies. For example, a recent study of patients being treated with chemotherapy for breast cancer found that 57.9% of the patients reported dry skin. Rashes are the most common side effect from targeted cancer therapies with some treatments. The incidence of rash varies based on the type of cancer and drug used. For instance, skin rash occurs in up to 90% of patients treated with Erbitux, while other drugs may only affect half of patients. Pruritus (itchy skin) is a common adverse side effect of cancer therapies; a recent survey of 379 cancer survivors reported that 36% experienced pruritus during treatment.

To address the unique skincare needs of persons with cancer, we are seeking to formulate a cannabinoid-based ointment or other topical drug product for skincare conditions, such as radiodermatitis (among other conditions, as applicable).

Current Standard of Care

The current standard of care for radiodermatitis consists of a combination of preventative routines and symptomatic management based on dermatitis grade. Preventative skin care routines generally involve keeping the area clean and dry while avoiding skin irritants and unnecessary friction or skin stress (Salvo, Curr Onvol, 2010; Wong, Supp Care Canc, 2013). Applying lanolin-free moisturizer 2-3 times a day throughout the duration of treatment is also recommended, with some evidence suggesting that topical corticosteroids used after radiotherapy sessions may provide some benefit as well (Salvo, Curr Onvol, 2010; Wong, Supp Care Canc, 2013).

Despite the use of these interventions, up to 85% of individuals will experience a moderate to severe skin reaction during their disease course (Salvo, Curr Oncol, 2010). This highlights the need for better preventative strategies to reduce the incidence and severity of skin toxicity. The incomplete success of therapies to date likely relates to the multiple toxic mechanisms of radiation, including direct DNA toxicity, oxidative stress, and both acute and chronic inflammatory reactions. Therapies that can address multiple aspects of radiation toxicity on the cellular level are likely to have the most success as prophylaxis and treatment for these patients.

Our Current Development Plans

We intend to develop products that address unmet medical needs in palliative and supportive care for cancer patients. The first product will address radiodermatitis and will enter into clinical trials after an IND submission has been filed. We then intend to seek FDA approval via the new-drug-application (NDA 505(b)(1)) pathway.

Glioblastoma Multiforme (GBM)

Glioblastoma multiforme (GBM) is a highly aggressive and almost universally fatal disease. Even with the most extensive surgical resections and the most aggressive radiation and chemotherapy regimens, median overall survival is as low as 15- to 19-months (Stupp, NEJM, 2005). This is likely due, in part, to an intrinsic propensity for treatment resistance and, as a result, the essentially unavoidable event of tumor recurrence. The current prognosis for most patients necessitates significant advances in the standard of care to improve both overall survival and patient quality of life.

We believe that CBD has the potential to influence many of the key pathways involved in GBM pathogenesis, from tumor stemness and proliferation to angiogenesis and local invasion. GBM tumors express CB2 receptors, through which CBD and other cannabinoids are thought to exert their anti-cancer efforts (Ellert-Miklaszewska, Adv Exp Med Biol, 2013). The prospect of CBD used in combination with other pharmacologic interventions holds promise for the treatment of GBM. The development of clinical trials to evaluate the efficacy of CBD combination therapies may represent an important step towards improving the clinical outcomes in a population of patients with few other effective therapeutic options.

According to a study by Kenyon in 2018, seven out of seven patients with GBM experienced a positive clinical response, although four ultimately succumbed to the disease. CBD was hypothesized to be able to reduce the growth and survival of GBM cell lines by disrupting the normal function of the cell, or cell cycle arrest, and the induction of programmed cell death, or apoptosis (Marcu, Mol Cancer Ther, 2010). Cannabinoids have been shown to promote cancer cell death through the overproduction of a lipid subset, called ceramides, as accumulation of ceramides in GBM cells may prevent the cell from functioning normally. Additionally, the generation of unstable oxygen molecules, or reactive oxygen species, can damage nearby molecules and trigger cell death (Dumitru, Front Mol Neurosci, 2018).

Enveric’s Prospective Product Candidates

We plan to evaluate a novel combination of CBD and an existing chemotherapeutic agent for treating GBM. We intend to use, as part of the study, a patent pending formulation developed by a partnership of three Israeli universities led by the Weizmann Institute, and now owned by Enveric.

Our proposed clinical cancer study plan consists of a Phase 1/2 study in Israel of oral synthetic CBD extract, given alone or in combination with clomiphene concurrently with dose-dense temolozomide chemotherapy for patients with recurrent or progressive GBM, designed as an open label, two-arm, randomized prospective study. An initial dose limiting toxicity (DLT) cohort will be investigated in a phase 1 study in order to rule out any toxicity related to the combination. If successful, recruitment would continue, and then 40 patients would be randomized into two arms, with 20 patients in each arm: (i) synthetic CBD extract plus clomiphene and temolozomide, and (ii) synthetic CBD extract plus temolozomide. The primary endpoints would be progression free survival. The progression of the disease would be determined from a Response Assessment in Neuro-Oncology (RANO) and a tumor assessment based on MRI scans. Safety parameters would include serious adverse events and other adverse events as reported by the patients and caregivers.

As of the date of annual report, all pre-clinical studies, and the draft clinical study protocol related to our clinical cancer program, have been completed. Dr. Tali Siegal has been selected as the primary investigator, and the protocol is currently under review by the hospital’s internal review board (IRB). The Israeli Ministry of Health, Center for Cannabis (Yakar) has given preliminary approval, and Enveric is currently awaiting its primary approval.

Neuropathy

We intend to conduct a clinical study to validate the efficacy of topical cream or oral medication infused with high-potency CBD and/or CBG to help prevent and treat the painful discomfort of chemotherapy-induced neuropathy.

Additional Potential Development Projects

Supportive Care Product Candidates

In the future, we may also develop additional prescription medicines that are derived from natural sources that are targeted to major cancer treatment side effects, including other skin conditions, cancer-related distress, chemotherapy-induced nausea and vomiting (CINV), lack of appetite, pain, and insomnia.

For many patients, the concept of palliative care often carries a negative connotation, conjuring ideas and fears of the end of life. However, the purpose of palliative care is to improve the patient experience and reduce suffering in all areas of life, including physical, emotional, psychological, and spiritual well-being. In fact, incorporating palliative care into cancer management has the potential to not only improve quality of life, but may also prolong survival (Temei, NEJM, 2010; Ferrell, J Clin Oncol, 2017). We avoid the negative connotations of palliative care by using the term “supportive care”.

The physical ailments experienced by cancer patients vary widely based on the individual, the type and stage of cancer, and the choice of therapy. Three of the most common and perhaps most debilitating complaints addressed by palliative care are chronic pain, chemotherapy-induced nausea and vomiting, and severe body wasting (Reeve, JNCI, 2014). Although efforts have been made to ameliorate these symptoms, many patients do not achieve adequate relief. The need for new therapeutics to improve these debilitating symptoms has gained increasing attention in recent years.

Combination Therapies

We seek to advance novel treatment for cancer based on a combination of cannabidiol (CBD) and chemotherapeutic agents, including clomiphene, an anti-estrogen binding site (AEBS) inhibitor, which can regulate cell growth, with a potential for activity in multiple cancer cell lines, including breast cancer, pancreatic cancer, and acute myeloid leukemia.

Preclinical data suggests that combination therapies may improve the activity of certain chemotherapies or dendritic cell-based cancer immunotherapies, potentially enabling more potent or longer-lasting therapeutic effects. In multiple in vitro and in vivo models of solid tumors and blood cancers, CBD has been shown to reduce tumor size, potential for invasion and metastasis, and development of new tumor-associated blood vessels. In combination with CBD, clomiphene has been shown to reduce cell viability and increase rates of programmed cell death in certain cancer cell lines, while also inhibiting tumor growth in vivo.

Because cancer cells contain largely the same proteins and other targets as the healthy cells in the body, there are few cancer-specific druggable targets; chemotherapies often simply target all rapidly proliferating cells in the body. While chemotherapy can be successful in suppressing tumors, there are many side effects associated with use; side effects may increase with higher doses. The ability to provide the same or greater therapeutic effect with a smaller overall dose of the chemotherapeutic agent may minimize the risk and severity of side effects in subjects and allow for the treatment of certain patients with weakened immune systems.

Cannabinoid Combination with AEBS Inhibitors

The use of cannabis in cancer management has traditionally been relegated to symptomatic management, including as an analgesic, anti-emetic, and appetite stimulant. However, more recently, mounting evidence has suggested a therapeutic, anti-tumor effect of certain naturally occurring cannabinoids. Specifically, CBD has been shown to reduce tumor size, the potential for invasion and metastasis, and development of new tumor-associated blood vessels in multiple in vitro and in vivo models of solid tumors and blood cancers (Ladin, Front Pharmacol, 2016; Massi, Br J Pharmacol, 2013).

There is also evidence to suggest that CBD used in combination with traditional chemotherapies and a certain class of compounds, the cholesterol epoxide hydrolase (ChEH) / antiestrogen binding site (AEBS) inhibitors, may be more efficacious than CBD alone (Scott, Int J Oncol, 2017). AEBS regulates cholesterol metabolism and, consequently, cell growth (Payre, Mol Cancer Ther, 2008).

Two AEBS inhibitors that we believe may be especially promising are clomiphene citrate and DPPE. Clomiphene is an estrogen modulator typically used to treat infertility. However, in combination with CBD, clomiphene was recently shown to synergistically reduce cell viability and increase rates of programmed cell death in certain cancer cell lines, while also inhibiting tumor growth in vivo (WO2017072773A1). DPPE, on the other hand, is a tamoxifen derivative that is thought to sensitize cancer cells to the activities of chemotherapies. As a tumor grows and mutates, cancer cells can become resistant to therapies in several ways – tumors can overexpress efflux pumps that remove certain agents from the cell or can upregulate enzymes that metabolize and inactivate chemotherapies. DPPE was shown to potentiate the toxicity of multiple chemotherapeutic drugs by both mechanisms (Georges, Biochemical Pharm, 2014; Brandes, Cancer Chemother Pharmacol, 2000).

Cannabinoid Combination with Immunotherapies

Dendritic cells (DCs) process antigen material and present it on the cell surface to the T-cells of the immune system. A range of cancer immunotherapies involving DCs have been used to generate tumor-specific immune responses that have had variable success in clinical trials.

CBD may cause DCs to increase their production of IL-12 p70, an interleukin-12 (IL-12) family cytokine that may heighten the immune system’s response against certain cancers. IL-12 is closely linked to the activity of the immune system and is produced by DCs. IL-12 can bring T-cells and natural killer cells out of dormancy so that a heightened immune response against tumors is possible. By aiding in the generation of CD4+ (T helper cells), IL-12 also can also elicit a longer lasting and amplified anti-tumor response.

Injected IL-12 has presented challenges in terms of its toxicity and dosage control and there is a need for generating heightened levels of IL-12, particularly in immunocompromised patients. Preclinical research suggests that CBD may induce DCs to increase their production of IL-12 p70.

Intellectual Property

We are a party to certain license agreements as described below, and going forward it intends to both develop intellectual property and license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of product candidates.

Tikun Olam In-License

We hold limited rights to several plant patent applications as an in-licensee of Tikun Olam.

Tikun Olam employs evidence-based medicine and other best practices, and its products have been studied in numerous medical trials. Tikun Olam’s patient databases include 12,000+ persons treated across a variety of conditions, with a primary focus on cancer care.

We hold limited rights to use the data included in the Tikun Olam patient database.

Diverse Biotech, Inc. In-License

We hold limited rights to patent applications owned by Diverse Biotech, Inc. for the use of cannabinoids with five existing, standard-of-care drugs via Diverse Biotech’s patent pending conjugate drug delivery platform. Our rights extend to all fields of use. We plan to engage in targeted research and development to apply such conjugates to alleviate the side effects that cancer patients experience, with the goal of achieving novel therapeutic outcomes for patients.

The Diverse Biotech, Inc. patent application portfolio includes two patent applications licensed to us. Those two patent applications disclose conjugate chemistry that combines cannabinoids with existing drugs in conjugate form that we believe will provide differentiation in use and efficacy from combination therapy of drugs and cannabinoids.

Our Patents and Patent Applications

We own full rights to several families of patent applications covering the use of CBD in combination with current cancer treatments, both broadly, as well as for specific cancer types, including the following:

●	Combination Therapy (WO2017072773 and national phase filings in the U.S. and other countries/regions): Combinations of compositions comprising CBD and a therapeutic pharmaceutical cancer agents (ChEH/AEBS inhibitors, naphthoquinone or derivatives) for the treatment of cancer.

●	Combination Therapy (EP 18165731.3 and WO2019/193112 and national patent filings in the U.S. and other countries/regions): Relates to regimes of drug administration and drug combinations that include a cannabinoid for use in the treatment of breast cancer, including triple-negative breast cancer.

●	Cannabinoids in Combination with Chemotherapy (WO2021/028646): Relates to regimes of drug administration and cannabinoid administration for treatment of bladder, brain and spinal cord, colorectal, head and neck, lung, lymphoma, neuroendocrine, oesophageal, ovarian, pancreatic and prostate cancer.

Exclusive Supply Agreement

On February 22, 2021, we entered into an exclusive supply agreement (the “Development and Clinical Supply Agreement”) with PureForm Global, Inc. (“PureForm”), a biotechnology company focused on the research, development and commercialization of synthesized CBD and other cannabinoids not derived from hemp or cannabis, for use in development and commercialization of products for cancer supportive/palliative care associated with radiodermatitis, chemotherapy induced peripheral neuropathy, and glioblastoma. Pursuant to the Development and Clinical Supply Agreement, PureForm will be the exclusive provider of synthetic cannabidiol (“API”) for Enveric’s development plans for cancer treatment and supportive care. Under the terms of the Development and Clinical Supply Agreement, PureForm has granted Enveric the exclusive right to purchase API and related products for cancer treatment and supporting care.

Research & Development

In view of the urgent need for new and more effective oncology drugs, we intend to combine innovative science and accelerated clinical development to create and develop novel therapies using cannabinoid-based medications and similar compounds. Our past research and development efforts were limited to investigative work surrounding cannabinoids, including creating and developing novel formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions. Our principal research efforts to date have been with Soroka Medical Center, MSKCC, Tikun Olam and St. George’s University of London.

Clinical Studies

We are currently assembling a team of principal investigators with of clinical experience across multiple cancer types to be responsible for the management, monitoring, and integrity of the clinical research. The following studies are being evaluated for potential advancement:

●	Radiodermatitis: A Phase 1/2 evaluating a CBD-infused formulation for skin.

●	Recurrent or Progressive Glioblastoma Multiforme: A Phase 1/2 study of oral CBD extract in combination with Clomiphene or oral CBD extract alone given concurrently with dose-dense Temolozomide to patients with recurrent or progressive glioblastoma.

We plan to submit INDs and, eventually, NDAs to seek FDA approval in connection with the Radiodermatitis and Recurrent or Progressive Glioblastoma Multiforme product candidates. The selection, timing, duration, and design of any prospective studies are subject to approval and finalization.

Scientific Advisory Board

We have established a scientific advisory board and regularly seeks advice and input from these experienced clinical leaders on matters related to its research and development programs. The members of our scientific advisory board consist of experts across a range of key disciplines relevant to its programs. We intend to continue to leverage the broad expertise of its advisors by seeking their counsel on important topics relating to its product development and clinical development programs.

Our scientific advisors are not our employees and have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, its scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with us. All of our scientific advisors are affiliated with other entities and devote a limited portion of their time to us.

Enveric’s current scientific advisors are set forth in the table below:

Name	Title	Specialization
Michael J. Zelefsky, M.D. (Chair)	Vice Chair, Department of Radiation Oncology, Chief, Brachytherapy Service, Memorial Sloan Kettering Cancer Center	Clinical Research
Angus Dagleish, M.D.	Professor, St. George’s University of London	Oncology Research
James Perry, M.D.	Neuro-Oncologist, Sunnybrook Research Institute; Professor, University of Toronto	Clinical Research
Zvi Vogel, Ph.D.	Professor, Neurobiology, Weizmann Institute	Oncology Research, Patent Contributor

Michael J. Zelefsky, M.D. has served as a Scientific Advisor of Enveric since April 2019. Dr. Zelefsky, is a board-certified radiation oncologist and co-leader of Memorial Sloan Kettering’s Genitourinary Disease Management Team, a multidisciplinary group of physicians who work together to treat patients with urologic malignancies. Dr. Zelefsky is Chief of Memorial Sloan Kettering’s Brachytherapy Service. The prostate brachytherapy program at Memorial Sloan Kettering, which Dr. Zelefsky helped develop and enhance since joining the staff in 1990, is known for its depth of experience and cutting-edge approach in treating men with prostate cancer. Dr. Zelefsky was instrumental in pioneering the use of IMRT (intensity-modulated radiation therapy, which is computer-guided delivery of high doses of radiation directly to the tumor) and IGRT (image-guided radiotherapy, radiation beams targeted precisely to the tumor) for treating men with prostate cancer. Dr. Zelefsky is Editor-in-Chief of Brachytherapy, a medical journal that addresses all aspects of this sub-specialty, and Chairman of the National Patterns of Care Study for Genitourinary Cancers. He is also a past president of the American Brachytherapy Society. For his work in this field, Dr. Zelefsky has been honored to receive several awards including the Boyer Award for Excellence in Clinical research, the Outstanding Teaching Award in the Department of Radiation Oncology at Memorial Sloan Kettering, the 2009 Henschke Medal (the highest award of the American Brachytherapy Society for achievements in Brachytherapy), and the 2009 Emanuel Van Descheuren Award for Excellence in Translational Research.

Angus Dalgleish, M.D. has served as a Scientific Advisor of Enveric since January 2019. Dr. Dalgleish, is an oncologist practicing in the United Kingdom at St. George’s University of London. Dr. Dalgleish divides his time between clinical practice and research, and also serves as an advisor to several biopharmaceutical companies. Dr. Dalgleish has been a Professor of Medical Oncology at St. George’s University of London and Consultant Physician at St. George’s Hospital since 1991. He has served as the President of the Clinical Immunology and Allergy Section of the Royal Society of Medicine and is a Fellow of The Royal College of Physicians. Dr. Dalgleish studied Medicine at University College London, where he obtained an MBBS and a BSc in Anatomy.

James Perry, M.D. has served as a Scientific Advisor of Enveric since April 2019. Dr. James Perry is a neuro-oncologist at Sunnybrook’s Odette Cancer Centre and Hurvitz Brain Sciences Program. Dr. Perry is also a Professor of medicine at the University of Toronto and the central nervous system cancers lead at Cancer Care Ontario. Dr. Perry is a clinician-investigator interested in the design, conduct and analysis of clinical trials testing innovative therapies for primary brain tumours. His research unit is focused on outcomes research. He is the chair of the Canadian Brain Tumour Consortium (CBTC), a national not-for-profit investigator network.

Zvi Vogel, Ph.D. has served as a Scientific Advisor of Enveric since February 2018. Professor Vogel is currently a Professor Emeritus at the Weizmann Institute of science serving as the Head of the Adelson Center for the Biology of Addictive Diseases at Tel-Aviv University. Professor Vogel previously served as the Chairman of the Department of Neurobiology at the Weizmann Institute. He has published more than 170 scientific manuscripts. Professor Vogel earned a M.Sc in Biochemistry and a Ph.D. from the Weizmann Institute of Science. He performed his post-doctorate studies at the National Institutes of Health (Bethesda, MD) in the Laboratory of Marshall Nirenberg, a Nobel Prize winner.

Academic and Industry Partners

We have also established relationships with certain academic and industry partners, whom we believe have the potential to accelerate product development, market entry, data collection, analysis and advancement of clinical trials.

Our current academic and industry partners are set forth in the table below:

Name	Description
Tikun Olam Ltd.	Tikun Olam Ltd. brings proprietary products and data, clinical research experience, and access to resources in Israel.
St. George’s University of London	St. George’s University of London brings research capabilities and relevant domain expertise in cancer and cannabinoids.
The Soroka Medical Cancer Center	The Soroka Medical Cancer Center brings clinical research capabilities and extensive patient access.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our scientific knowledge and technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

In GBM, we believe that only one drug product (Epidiolex, developed by GW Pharmaceuticals) is a potential late-stage competitor. Other than Epidiolex, we are aware of exploratory research into the effects of cannabinoid drug formulations. We are also aware of discovery research within the pharmaceutical industry into synthetic agonists and antagonists of CB1 and CB2 receptors, as well as companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation, and various companies that cultivate cannabis plants with a view to supplying herbal cannabis or nonpharmaceutical cannabis-based formulations to patients. These therapies have not been approved by the FDA. In addition, Lutris Pharma has a topical B-Raf Inhibitor in Phase ½ studies that is intended to treat radiation dermatitis, which is also a potential competitor.

Patients suffering from GBM in the U.S. are treated with a variety of FDA-approved products, including, but not limited to, Bevacizumab, Carmustine Implant, Lomustine, and Temozolomide. Our potential competitors regarding the GBM product candidate include pharmaceutical and biopharmaceutical companies such as Pfizer, Genentech, Arbor Pharmaceuticals, Next Source Pharmaceuticals, and Merck, among others, depending on when the candidate is approved for commercialization, if ever (and what, if any, new therapies are approved in the interim). Such competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved medicines than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

With respect to CBD, a number of nonapproved and non-standardized CBD preparations derived from crude herbal cannabis have been made available in limited quantities by producers of “medical marijuana” in the U.S. We do not believe prescription cannabinoids are the same as distributing or legalizing crude herbal cannabis, or preparations derived from crude herbal cannabis, and therefore we do not believe they are competitive with, crude herbal cannabis. We believe that only a cannabinoid medication, one that is standardized in composition, formulation and dose, administered by means of an appropriate delivery system, and tested in properly controlled pre-clinical and clinical studies, can meet the standards of regulatory authorities around the world, including those of the FDA. We also believe that these regulatory processes provide important protections for patients, and that any cannabinoid medication must be subjected to, and satisfy, such rigorous scrutiny.

Our commercial opportunities could be reduced or eliminated if its competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain approval from the FDA or other regulatory agencies for their medicines more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market.

Government Regulation and Product Approvals

Pharmaceutical companies are subject to extensive regulation by the federal government, principally by the FDA under the Federal Food, Drug and Cosmetic Act, or the FDCA, and, to a lesser extent, by state and local governments. Before our prescription products may be marketed in the U.S., they must be approved by the FDA for commercial distribution. Certain OTC products must comply with applicable FDA regulations, known as OTC Monographs, in order to be marketed, but do not have the benefit of FDA review and approval before marketing. We are also subject to regulation under federal, state and local laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulations. We cannot predict the extent to which we may be affected by legislative and other regulatory developments concerning our products and the healthcare industry in general.

The FDCA and other federal and state statutes and regulations govern the testing, manufacture, quality control, export and import, labeling, storage, record keeping, approval, pricing, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements both before and after approval, can subject us, our third party manufacturers and other collaborative partners to administrative and judicial sanctions, such as, among other things, warning letters, fines and other monetary payments, recall or seizure of products, criminal proceedings, suspension or withdrawal of regulatory approvals, interruption or cessation of clinical trials, total or partial suspension of production or distribution, injunctions, limitations on or the limitation of claims we can make for our products, and refusal of the government to enter into supply contracts for distribution directly by governmental agencies, or delay in approving or refusal to approve new drug applications. The FDA also has the authority to revoke or withhold approvals of new drug applications.

FDA approval is required before any “new drug,” can be marketed. Our products are new drugs and require prior FDA approval. Such approval must be based on extensive information and data submitted in a NDA, including, but not limited to, adequate and well controlled laboratory and clinical investigations to demonstrate the safety and effectiveness of the drug product for its intended use(s) as well as the manufacturing suitability of the product. In addition to providing required safety and effectiveness data for FDA approval, a drug manufacturer’s practices and procedures must comply with current Good Manufacturing Practices (“cGMPs”), which apply to manufacturing, receiving, holding and shipping, and include, among other things, demonstration of product purity, consistent manufacturing and quality and at least six months of data supporting product expiration dating based on clinical registration batches. Accordingly, manufacturers must continue to expend time, money and effort in all applicable areas relating to quality assurance and regulatory compliance, including production and quality control to comply with cGMPs. Failure to so comply risks delays in approval of drug products and possible FDA enforcement actions, such as an injunction against shipment of products, the seizure of non-complying products, criminal prosecution and/or any of the other possible consequences described above. We are subject to periodic inspection by the FDA and the Drug Enforcement Administration (“DEA”), which inspections may or may not be announced in advance.

FDA New Drug Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending new drug applications (“NDA”), warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an Investigational New Drug applications (“IND”), which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (USDA’s) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND or otherwise commented or questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. The FDA may, however, determine that a drug is effective based on one clinical study plus confirmatory evidence. Only a small percentage of investigational drugs complete all three phases and obtain marketing approval. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval in order to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. The FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months are added to standard and priority NDAs for a new molecular entity (NME).

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current GMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two to six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the U.S. National Institutes of Health. Information related to the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these trials after completion. Disclosure of the results of these trials can be delayed for up to two years if the sponsor certifies that it is seeking approval of an unapproved product or that it will file an application for approval of a new indication for an approved product within one year. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

Special Protocol Assessment

A company may reach an agreement with the FDA under the Special Protocol Assessment, or “SPA”, process as to the required design and size of clinical trials intended to form the primary basis of an efficacy claim. According to its performance goals, the FDA is supposed to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. A SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the administrative record. Under the FDCA and FDA guidance implementing the statutory requirement, an SPA is generally binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining safety or efficacy after the study begins, public health concerns emerge that were unrecognized at the time of the protocol assessment, the sponsor and the FDA agree to the change in writing, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA.

Advertising and Promotion

Pre-approval promotion of investigational drug candidates is prohibited by the FDA. Therefore, sponsors must ensure that any pre-approval communications disseminated about its drug candidates do not state or imply that such candidates have been proven safe or effective for the applicable use(s) or that they have been approved for commercialization in the United States. Further, once an NDA for a given candidate is approved, if ever, the product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse Event Reporting and GMP Compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, may require under a REMS special communication regarding the safety of the drug or heightened surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to GMP, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with GMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

Pediatric Exclusivity and Pediatric Use

The Best Pharmaceuticals for Children Act, or “BPCA”, provides NDA holders a six-month period of exclusivity attached to any other exclusivity listed with the FDA — patent or non-patent — for a drug, if certain conditions are met. Conditions for pediatric exclusivity include a determination by the FDA that information relating to the use of a new drug in the pediatric population may produce health benefits in that population; a written request by the FDA for pediatric studies; and agreement by the applicant to perform the requested studies and the submission to the FDA, completion of the studies in accordance with the written request, and the acceptance by the FDA, of the reports of the requested studies within the statutory time frame. Applications under the BPCA are treated as priority applications.

In addition, under the Pediatric Research Equity Act, or “PREA”, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective, unless the sponsor has received a deferral or waiver from the FDA. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data need to be collected before the pediatric studies begin. Under PREA, the FDA must send a noncompliance letter requesting a response within 45 days to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Controlled Substances

The federal Controlled Substances Act of 1970, or “CSA”, and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S., and lack accepted safety for use under medical supervision. Marijuana is currently a Schedule I controlled substance, which means that no preclinical or clinical studies of product candidates containing marijuana may be conducted in the United States without the required DEA registration(s) and related approvals, as applicable. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence.

Facilities that manufacture, distribute, import, or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s). For example, separate registrations are required for importation and manufacturing activities, and each registration authorizes which schedules of controlled substances the registrant may handle. However, certain coincidental activities are permitted without obtaining a separate DEA registration, such as distribution of controlled substances by the manufacturer that produces them.

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting, and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedules I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. An application for a manufacturing registration as a bulk manufacturer (not a dosage form manufacturer or a repacker/relabeler) for a Schedule I or II substance must be published in the Federal Register, and is open for 60 days to permit interested persons to submit comments, objections or requests for a hearing. A copy of the notice of the Federal Register publication is simultaneously forwarded by DEA to all those registered, or applicants for registration, as bulk manufacturers of that substance. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedules I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. As with applications for registration as a bulk manufacturer, an application for an importer registration for a Schedule I or II substance must also be published in the Federal Register, which remains open for 30 days for comments. Imports of Schedules I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedules I and II substance or Schedules III, IV and V narcotic, and submit import or export declarations for Schedules III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary to ensure that the U.S. complies with its obligations under international drug control treaties.

For drugs manufactured in the U.S., the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. This limited aggregate amount of cannabis that the DEA allows to be produced in the U.S. each year is allocated among individual companies, which, in turn, must annually apply to the DEA for individual manufacturing and procurement quotas. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State Authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Europe/Rest of World Government Regulation

In addition to regulations in the U.S., we are and will be subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales (including pricing and reimbursement) and distribution of our product candidates, if approved.

Whether or not we obtain FDA approval for a product, it must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries.

In the European Union, medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the European Union and national levels. Additional rules also apply at the national level to the manufacture, import, export, storage, distribution and sale of controlled substances. In many European Union member states the regulatory authority responsible for medicinal products is also responsible for controlled substances. Responsibility is, however, split in some member states, such as the U.K. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the European Union will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the member state.

Clinical Trials and Marketing Approval

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application much like an IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or “CTA”, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements and a company has received favorable ethics committee approval, clinical trial development may proceed in that country.

The requirements and process governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country, even though there is already some degree of legal harmonization in the European Union member states resulting from the national implementation of underlying European Union legislation. In all cases, the clinical trials must be conducted in accordance with the International Conference on Harmonization, or “ICH”, guidelines on GCP and other applicable regulatory requirements.

To obtain regulatory approval to place a drug on the market in European Union countries, Enveric must submit a marketing authorization application. This application is similar to the NDA in the U.S., with the exception of, among other things, country-specific document requirements. All application procedures require an application in the common technical document, or CTD, format, which includes the submission of detailed information about the manufacturing and quality of the product, and nonclinical and clinical trial information. Drugs can be authorized in the European Union by using (i) the centralized authorization procedure, (ii) the mutual recognition procedure, (iii) the decentralized procedure, or (iv) national authorization procedures.

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the European Union. member states, comprise the European Economic Area, or “EEA”. Applicants file marketing authorization applications with the EMA, where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use (the “CHMP”). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases), and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2005; (b) constitutes a significant therapeutic, scientific or technical innovation, or (c) authorization under the centralized procedure is in the interests of patients at the European Union level.

Under the centralized procedure in the European Union, the maximum time frame for the evaluation of a marketing authorization application by the EMA is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP), with adoption of the actual marketing authorization by the European Commission thereafter.

Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: the seriousness of the disease to be treated; the absence of an appropriate alternative therapeutic approach, and anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

For those medicinal products for which the centralized procedure is not available, the applicant must submit marketing authorization applications to the national medicines regulators through one of three procedures: (i) the mutual recognition procedure (which must be used if the product has already been authorized in at least one other European Union member state, and in which the European Union member states are required to grant an authorization recognizing the existing authorization in the other European Union member state, unless they identify a serious risk to public health), (ii) the decentralized procedure (in which applications are submitted simultaneously in two or more European Union member states), or (iii) national authorization procedures (which results in a marketing authorization in a single European Union member state).

Mutual Recognition Procedure

The mutual recognition procedure, or “MRP”, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Basically, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and must be used if the product has already been authorized in one or more member states.

The characteristic of the MRP is that the procedure builds on an already-existing marketing authorization in a member state of the European Union that is used as a reference in order to obtain marketing authorizations in other European Union member states. In the MRP, a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state, unless they identify a serious risk to public health.

The MRP is based on the principle of the mutual recognition by European Union member states of their respective national marketing authorizations. Based on a marketing authorization in the reference member state, the applicant may apply for marketing authorizations in other member states. In such case, the reference member state shall update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all member states, together with the approved summary of product characteristics, labeling and package leaflet. The concerned member states then have 90 days to recognize the decision of the reference member state and the summary of product characteristics, labeling and package leaflet. National marketing authorizations shall be granted within 30 days after acknowledgement of the agreement.

Should any Member State refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a time frame of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the European Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products.

Data Exclusivity

In the European Union, marketing authorization applications for generic medicinal products do not need to include the results of pre-clinical and clinical trials, but instead can refer to the data included in the marketing authorization of a reference product for which regulatory data exclusivity has expired. If a marketing authorization is granted for a medicinal product containing a new active substance, that product benefits from eight years of data exclusivity, during which generic marketing authorization applications referring to the data of that product may not be accepted by the regulatory authorities, and a further two years of market exclusivity, during which such generic products may not be placed on the market. The two-year period may be extended to three years if during the first eight years a new therapeutic indication with significant clinical benefit over existing therapies is approved.

Orphan Medicinal Products

The EMA’s Committee for Orphan Medicinal Products (“COMP”) may recommend orphan medicinal product designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. The COMP may only recommend orphan medicinal product designation when the product in question offers a significant clinical benefit over existing approved products for the relevant indication. Following a positive opinion by the COMP, the European Commission adopts a decision granting orphan status. The COMP will reassess orphan status in parallel with EMA review of a marketing authorization application and orphan status may be withdrawn at that stage if it no longer fulfills the orphan criteria (for instance because in the meantime a new product was approved for the indication and no convincing data are available to demonstrate a significant benefit over that product). Orphan medicinal product designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following marketing authorization. During this period, the competent authorities may not accept or approve any similar medicinal product, unless it offers a significant clinical benefit. This period may be reduced to six years if the orphan medicinal product designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Pediatric Development

In the European Union, companies developing a new medicinal product must agree to a Pediatric Investigation Plan, or “PIP”, with the EMA and must conduct pediatric clinical trials in accordance with that PIP unless a waiver applies, for example, because the relevant disease or condition occurs only in adults. The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if the product covered by it qualifies for one at the time of approval). This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

If we fail to comply with applicable foreign regulatory requirements, it may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

In addition, most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances, including cannabis extracts. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval for our product candidates in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our product candidates to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In that case, we would be unable to market our product candidates in those countries in the near future or perhaps at all.

Employees

We continue to build on our leadership expertise. We employ two full-time and one part-time employee. We also work with scientific advisors, consultants and service providers, mainly through academic institutions and contract research organizations.

We have never had a work stoppage and none of its employees are covered by collective bargaining agreements or represented by a labor union. We believe that we have good relationships with our employees.

Legal Proceedings

From time to time, we may be a party to litigation that arises in the ordinary course of its business. Other than as described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows.

On January 21, 2021, we received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of our Company. The letter demands that we (i) deem ineffective the December 30, 2020 amendment to its Amended and Restated Certificate of Incorporation in which we effected a reverse stock split due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. We dispute that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, we intend to seek to ratify the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting is scheduled to occur on May 14, 2021.

Item 1A. Risk Factors

Risks Related to Our Business

We are dependent on the success of our prospective product candidates, which are in early stages of development, and there can be no assurances that any such prospects will reach a particular stage in development, receive regulatory approval or be successfully commercialized.

Our success will depend on our ability to successfully develop and commercialize our prospective product candidates through our development programs. We intend to develop at least three product candidates by undergoing the long, costly clinical-trial process for each candidate under an Investigational New Drug Application (“IND”) and, eventually, obtaining FDA approval under a New Drug Application (“NDA”) before proceeding to market. In order to proceed with development of our pharmaceutical product candidates under the NDA pathway, we must obtain the FDA’s approval of our IND application and conduct preclinical and clinical trials in compliance with the applicable IND regulations, clinical-study protocols, and other applicable regulations and related requirements. We may never be able to develop products which are commercially viable or receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA or any other regulatory authority will approve of our current or future product candidates.

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or “FDCA,” and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a new drug or biological product may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies, and formulation studies according to Good Laboratory Practices and other applicable regulations;

●	Submission to the FDA of an IND, which must become effective before human clinical trials may begin in the United States;
●	Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices, or GCPs, which sufficiently demonstrate the safety and efficacy of the proposed drug or biologic for its intended uses;
●	Submission to the FDA of a New Drug Application, or an NDA, for a new drug product;
●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;
●	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA or biologics license application; and
●	FDA review and, potentially, approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. There can be no certainty that approvals will be granted.

We may encounter difficulties that may delay, suspend or scale back our efforts to advance additional early research programs through preclinical development and IND application filings and into clinical development.

We intend to advance early research programs through preclinical development and to file an IND application for human clinical trials evaluating the prospective product candidates in our pipeline. The preparation and submission of IND applications requires rigorous and time-consuming preclinical testing, the results of which must be sufficiently documented to establish, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of the product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from successfully executing our current development strategy. In addition, our ability to complete and file certain IND applications may depend on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our relevant partners are not able to perform such obligations, or if they otherwise delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our share price to decline.

The novel coronavirus could adversely impact our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities.

Since COVID-19 was initially reported to have surfaced in Wuhan, China in December 2019, it has spread globally, including countries in which we are currently, or plans to, conduct preclinical or clinical studies or other development activities. There is significant uncertainty as to the likely effects of this pandemic. As the ongoing COVID-19 pandemic continues, we will likely experience disruptions that could severely impact our business, including, but not limited to, our current or future preclinical studies, clinical trials, regulatory progress, or any other development or commercialization activities, including (among others):

●	delays or difficulties in enrolling patients in clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, the COVID-19 pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. COVID-19 could also impact members of our board of directors, resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full board of directors or our committees needed to conduct meetings for the management of our affairs.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We have significant and increasing liquidity needs and may require additional funding.

Research and development, management and administrative expenses and cash used for operations will continue to be significant and may increase substantially in the future in connection with new and continued research and development initiatives and our pursuit of IND authorization(s) for some or all of our product candidates, as is required to initiate clinical trials in human subjects in the United States. We will need to raise additional capital to fund our operations, continue to conduct clinical trials to support potential regulatory approval of marketing applications, and to fund commercialization of our current and future product candidates.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, number, initiation, progress, timing, costs, design, duration, delays (if any), and results of preclinical and clinical studies for our current or future product candidates;

●	the outcome, timing and cost of regulatory reviews, approvals or other actions to meet regulatory requirements established by the FDA, and comparable foreign regulatory authorities;

●	the timing and amount of revenue generated or received, including any revenue from grants or other sources;

●	the rate of progress and cost of our clinical trials and other product development programs;

●	costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our current and future product candidates;

●	the effect of competing technological and market developments;

●	personnel, facilities and equipment requirements; and

●	the terms and timing of any additional collaborative, licensing, co-promotion or other arrangements that we may establish.

While we expect to fund our future capital requirements from financing arrangements, we cannot assure you that any such financing arrangements will be available to it on favorable terms, or at all. Further, even if we can raise funds from financing arrangements, the amounts raised may not be sufficient to meet our future capital requirements.

We depend on our current key personnel and our ability to attract and retain employees.

Our future growth and success depends on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our current management and scientific personnel, including David Johnson, Avani Kanubaddi, and Dr. Robert Wilkins. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

There has been limited study on the effects of medical cannabinoids, and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids.

Research relating to the medical benefits, viability, safety, efficacy, and dosing of cannabinoids remains in relatively early stages. There have been few clinical trials on the benefits of cannabinoids conducted by us or by others. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies We have relied on, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabinoids, which could adversely affect social acceptance of cannabinoids and the demand for our product candidates.

We expect to face intense competition, often from companies with greater resources and experience than us.

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than us. Some of these competitors and potential competitors have more experience than us in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, our future product candidates, if successfully developed, will compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than us or our collaboration partners have. Other companies with greater resources than we may announce similar plans in the future. In addition, there are other non-FDA approved CBD preparations being made available from other companies, which might attempt to compete with our future product candidates. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed.

Our current and future preclinical and clinical studies may be conducted outside the United States, and the FDA may not accept data from such studies to support any NDAs we may submit after completing the applicable developmental and regulatory prerequisites.

We are conducting, or may conduct, preclinical and/or clinical studies outside the United States. For example, we have conducted preclinical studies in Israel, and plan to conduct clinical studies for one or more product candidates in Israel or other non-U.S. countries. To the extent we do not conduct these clinical trials under an IND, the FDA may not accept data from such trials. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND, the FDA’s acceptance of these data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles and all applicable FDA regulations. The trial population must also adequately represent the intended U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to market the product candidate in the United States, if approved. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon our ability to verify the data and our determination that the trials also complied with all applicable U.S. laws and regulations. We cannot guarantee that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from such clinical trials, we would likely result in the need for additional trials and the completion of additional regulatory steps, which would be costly and time-consuming and could delay or permanently halt our development of our product candidates.

Because the results of preclinical studies and earlier clinical trials are not necessarily predictive of future results, we may not have favorable results in our planned and future clinical trials.

Successful development of therapeutic products is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	preclinical study results that may show the product to be less effective than desired (e.g., the study failed to meet our primary objectives) or to have harmful or problematic side effects;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis or an IND and later NDA, preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data or unexpected safety or manufacturing issues;

●	manufacturing costs, pricing, or reimbursement issues or other factors that make the product not economical; and

●	the proprietary rights of others and their competing products and technologies that may prevent the product from being commercialized.

Any positive results from our preclinical testing of our prospective product candidates may not necessarily be predictive of the results from planned or future clinical trials for such product candidates. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, our interpretation of clinical data or our conclusions based on the preclinical in vitro and in vivo models may prove inaccurate, as preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approvals. If we fail to produce positive results in our planned clinical trial for our product candidates for the treatment of GBM, or our future clinical trials, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

Business interruptions could delay us in the process of developing our product candidates.

Loss of our stored materials or facilities through fire, theft, or other causes could have an adverse effect on our ability to continue product development activities and to conduct our business. Even if we obtain insurance coverage to compensate us for such business interruptions, such coverage may prove insufficient to fully compensate us for the damage to our business resulting from any significant property or casualty loss.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and legal requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA, SEC or Office of Inspector General regulations, or regulations of any other applicable regulatory authority, failure to provide accurate information to the FDA or the SEC, comply with applicable manufacturing standards, other federal, state or foreign laws and regulations, report information or data accurately or disclose unauthorized activities. Employee misconduct could also involve the improper use of confidential or protected information, including information obtained in the course of clinical trials, or illegal pre-approval promotion of drug candidates, which could result in government investigations, enforcement actions and serious harm to our reputation. We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy, but employee misconduct is not always possible to identify and deter. The precautions we take to detect and prevent these prohibited activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending our Company or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches.

In the ordinary course of our business, we expect to collect and store sensitive data, including valuable and commercially sensitive intellectual property, clinical trial data, our proprietary business information and that of our future customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, patients, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for our future product candidates. Although we may obtain business interruption insurance coverage in the future, our insurance might not cover all losses from any future breaches of our systems.

Failure of our information technology systems, including cybersecurity attacks or other data security incidents, could significantly disrupt the operation of our business.

Our business depends on the use of information technologies. Our ability to execute our business plan and to comply with regulators’ requirements with respect to data control and data integrity, depends, in part, on the uninterrupted performance of our information technology systems, or IT systems and the IT systems supplied by third-party service providers. Our IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts, natural disasters and more sophisticated and targeted cyber-related attacks that pose a risk to the security of our information systems and networks and the confidentiality, availability and integrity of data and information. A successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is also possible that a cybersecurity attack might not be noticed for some period of time. In addition, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data could adversely affect our ability to operate our business. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our IT systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent it from accessing critical information or expose it to liability, which could adversely affect our business and its reputation.

In the ordinary course of our business, we expect to collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. We expect to manage and maintain its applications and data utilizing on-site systems. These applications and data encompass a wide variety of business-critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. In the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act and European Union General Data Protection Regulation, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, share and monitor safety data, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

Our operating results may vary significantly in future periods.

We are in the early stages of product development and expects to focus substantial efforts for, at least, the next several years on preclinical and clinical trials and other research and development activities. We have not obtained regulatory approval for any product candidates. Our revenues, expenses and operating results are likely to fluctuate significantly in the future. We expect to incur substantial additional operating expenses over the next several years as our research, development, and preclinical and clinical study activities increase. Our financial results are unpredictable and may fluctuate, for among other reasons, due to:

●	the scope, number, progress, duration, endpoints, cost, results, and timing of our preclinical testing and clinical studies of current or potential future product candidates

●	our ability to obtain additional funding to develop product candidates; and

●	delays in the commencement, enrollment and timing of clinical studies.

A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter.

Risks Related to Regulatory Matters

Our prospective products will be subject to the various federal and state laws and regulations relating to health and safety.

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the New Drug Application (“NDA”) process. In these product candidates, cannabinoid(s) will be the active pharmaceutical ingredient.

In connection with our development and future commercialization (if applicable) of the above-described prospective products, we and each contemplated product candidate are subject to the Federal Food Drug and Cosmetic Act (FDCA). The FDCA is intended to assure the consumer, in part, that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FDCA and FDA regulations define the term “drug,” in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet websites, promotional pamphlets, and other marketing material), that is claimed to be beneficial for such uses will be regulated by FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. Drugs must generally either receive premarket approval by FDA through the NDA process or conform to a “monograph” for a particular drug category, as established by FDA’s Over-the-Counter (OTC) Drug Review. If the FDA does not award premarket approval for our product candidates through the NDA process, this could have a material adverse effect on our business, financial condition and results of operations.

Clinical trials are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

We currently have two potential product candidates that are in preclinical development as an investigational combination therapy for GBM and other forms of cancer and intends to pursue preclinical and clinical development for other prospective candidates as well, including, but not limited to, a candidate targeting radiodermatitis. After completing the requisite preclinical testing, IND submission, internal review board (“IRB”) review, and any other applicable early-development obligations, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

Regulatory agencies may analyze or interpret the results of clinical trials differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. Events that may prevent successful or timely completion of clinical development include:

●	delays in reaching a consensus with regulatory authorities on trial design;

●	delays in reaching agreement on acceptable terms with prospective contract research organization (“CRO”) and clinical trial sites;

●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	actual or perceived lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects for the entire duration of applicable clinical studies (as study subjects may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product candidate formulation;

●	delays in obtaining regulatory authorization s, such as INDs and any others that must be obtained, maintained, and/or satisfied to commence a clinical trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing pre-clinical studies and clinical trials;

●	failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns with cannabinoid products, generally, and the potential for abuse;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols; or

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We are subject to extensive regulation by U.S. federal and state and foreign governments in each of the U.S., European and Canadian markets, in which we plan to sell our product candidates. We must adhere to all regulatory requirements, including FDA’s Good Laboratory Practice (“GLP”), GCP, and GMP requirements, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements, and their European equivalents. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval requirements, then the FDA or other foreign regulatory authorities could sanction our Company. Even if a drug is approved by the FDA or other competent authorities, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing trials. Any of our product candidates which may be approved in the U.S. will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to GMP. As such, we and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with GMP. Accordingly, we and others with whom we work will have to spend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Similar restrictions and requirements exist in the European Union and other markets where we operate.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of the product, it may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

●	issue warning letters;

●	impose civil or criminal penalties;

●	suspend regulatory approval;

●	suspend any of our ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications submitted by us;

●	impose restrictions on our operations, including by requiring us to enter in to a Corporate Integrity Agreement or closing our contract manufacturers’ facilities, if any; or

●	seize or detain products or require a product recall.

We may be subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

If we successfully complete the requisite preclinical and clinical testing, make the required regulatory submissions and obtain any corresponding authorizations or licenses (as applicable), fulfill all other applicable development-related regulatory obligations, and, eventually, obtain FDA approval to market one or more of our current or future product candidates in the United States, we may be subject to certain healthcare laws and regulations. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future product candidates. If we are found to be in violation of any of these laws or any other federal, state or foreign regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we are ultimately successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, some European Union jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Such differences in national pricing regimes may create price differentials between European Union member states. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. In the European Union, the downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government.

We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, the importation of foreign products may compete with any future product that we may market, which could negatively impact our profitability.

Specifically in the U.S., we expect that the 2010 Affordable Care Act (“ACA”), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. There have been judicial challenges to certain aspects of the ACA and numerous legislative attempts to repeal and/or replace the ACA in whole or in part, and we expect there will be additional challenges and amendments to the ACA in the future. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of our future product candidates for which we may receive regulatory approval.

There is a high rate of failure for drug candidates proceeding through clinical trials.

We have no products on the market, and our new potential cannabinoid-based drug product candidates are currently either in preclinical development or the research and discovery phase. Accordingly, none of our prospective products or investigational candidates have ever been tested in a human subject. Our ability to achieve and sustain profitability with respect to our product candidates in which cannabinoids are featured as the active pharmaceutical ingredient depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity and potency of our product candidates.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from clinical trials for product candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our future product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, and our reputation in the industry and in the investment community might be significantly damaged. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

The testing, marketing and manufacturing of any new drug product for use in the United States will require approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any proposed drug and failure to receive such approvals would have an adverse effect on the drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such proposed drug from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the United States that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of our prospective products or current or future product candidates, limit the scope of any approved label or market acceptance, or cause the recall or loss of marketing approval of products that are already marketed.

If any of our prospective products or current or future product candidates, prior to or after any approval for commercial sale, cause serious or unexpected side effects, or are associated with other safety risks such as misuse, abuse or diversion, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may interrupt, delay or halt clinical trials;

●	regulatory authorities may deny regulatory approval of our future product candidates;

●	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, and/or impose restrictions on distribution in the form of a Risk Evaluation and Mitigation Strategy (“REMS”) in connection with approval or post-approval;

●	regulatory authorities may withdraw their approval, require more onerous labeling statements, impose a more restrictive REMS, or require it to recall any product that is approved;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	our relationships with our collaboration partners may suffer;

●	we could be sued and held liable for harm caused to patients; or

●	our reputation may suffer. The reputational risk is heightened with respect to those of our future product candidates that are being developed for pediatric indications.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that the product candidates present an unacceptable risk to participants, or if preliminary data demonstrates that our future product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized.

After completing preclinical testing and obtaining the requisite regulatory authorizations, as applicable, we may voluntarily suspend or terminate our clinical trials for any number of reasons, including if we believe that a product’s use, or a person’s exposure to it, may cause adverse health consequences or death. In addition, regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our future product candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events may result in labeling statements such as warnings or contraindications. In addition, such events or labeling could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our future product candidates and impair our ability to generate revenue from the commercialization of these products either by us or by our collaboration partners.

The success of our prospective product candidates and future approved products, if any, especially those containing hemp-derived CBD, is subject to a number of constantly-evolving state and federal laws, regulations, and enforcement policies pertaining to hemp-derived CBD and/or cannabis more generally.

The Agriculture Improvement Act of 2018, or the “2018 Farm Bill,” was signed into law on December 20, 2018. This 2018 Farm Bill expressly excluded “hemp” from the federal Controlled Substances Act of 1970 and the Controlled Substances Import and Export Act’s, as amended (the “CSA”)’s definition of marijuana and, accordingly, declassified substances derived from or containing any part(s) of the cannabis plant containing not more than 0.3% THC on a dry-weight basis from Schedule I. In effect, the 2018 Farm Bill legalized the cultivation and commercial sale of hemp in the United States, subject to applicable state laws and regulations and applicable FDCA provisions, including any implementing regulations, as interpreted and enforced by the FDA.

Local, state, federal, and international hemp and CBD laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business regarding cannabinoid production. It is also possible that the federal government will begin strictly enforcing existing laws, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. we cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the cannabis industry.

In addition, the 2018 Farm Bill did not alter the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds, including cannabinoids, under the FDCA. Hemp products, including cannabinoids, that qualify as drugs, food, dietary supplements, veterinary products, and cosmetics, for example, are subject to regulation by the FDA. Following passage of the 2018 Farm Bill, the FDA reaffirmed its enforcement authority and reiterated the requirement that a product containing CBD or other cannabinoid(s) (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit implicitly or explicitly attributed to, or based on, the presence of the cannabinoid as an ingredient, or any other health/medical claim, must be approved by the FDA for its intended use(s) before it may be introduced into interstate commerce. Our prospective product candidates are currently intended for development under an IND and, eventually, approval under an NDA, which will mean that, if approved, we can market such products with claims about their proven medical benefits for the applicable indications for use to the extent consistent with the product’s NDA.

While we believe that the 2018 Farm Bill and analogous state legislation has reduced the amount of DEA oversight of hemp-derived cannabinoids, this is a rapidly evolving area of U.S. law and substantial uncertainty remains as to the future of federal and state regulation of cannabinoid products. In addition, the FDA has approved only one natural cannabis-based drug product, which contains only hemp-derived CBD. There can be no assurance that our product candidates containing cannabinoids (as the active drug ingredient(s)) will be similarly approved for commercialization in the United States at any time in the near or distant future. Any regulations the FDA issues relating to the sale, marketing, and/or other activities involving cannabinoid or certain cannabinoid-containing products could have a material adverse effect on our business, financial condition and results of operations.

Given the uncertainty surrounding future state regulations and the continuing barriers that still exist for cannabinoids in certain product categories due to FDA regulation, it is unknown what impact the removal of hemp from the CSA, and any resulting commercialization of hemp products, may have on our business.

Costs associated with compliance with numerous laws and regulations could impact our financial results. In addition, we could become subject to increased enforcement and/or litigation risks associated with the CBD industry.

The manufacture, labeling and distribution of products containing CBD or other cannabinoids is governed by various federal, state and local agencies. To the extent we are able to successfully commercialize any of our currently contemplated product candidates via the FDA’s NDA approval pathway, the presence of cannabinoids as active or inactive ingredients, as applicable, may give rise to heightened regulatory scrutiny and greater risk of consumer litigation, either of which could further restrict the permissible scope of our marketing claims about such products or our ability to sell them in the United States at all. The shifting compliance environment and the need to build and maintain robust systems to comply with different hemp or CBD-related regulations in jurisdictions may increase costs and/or the risk that we may violate one or more applicable regulatory requirements. If our operations, or any of our activities or prospective products, are found to be in violation of any such laws or any other governmental regulations that apply to the manufacture, distribution, or sale of prescription drug products, generally, and to products containing hemp or CBD, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business or our financial results.

Failure to comply with any applicable FDA requirements, relating to CBD or otherwise, may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is also subject to regulation by the FTC under the Federal Trade Commission Act. Additionally, analogous state advertising and labeling laws are often enforced by state attorneys general, and any state or federal enforcement action based on potentially misleading or deceptive advertising is often followed by costly class-action complaints under state consumer-protection laws.

The FDA, on its own and in collaboration with the FTC, has issued numerous warning letters to companies offering for sale of topical, oral, and other types of products containing CBD, which were not approved under the FDA’s NDA process, in response to their making unsubstantiated claims on product webpages, online stores, and social media websites about the products’ purported therapeutic or other drug-like benefits in connection with CBD or other cannabinoids. The FDA deemed that companies “used these online platforms to make unfounded, egregious claims about their products’ ability to limit, treat or cure cancer, neurodegenerative conditions, autoimmune diseases, opioid use disorder, and other serious diseases, without sufficient evidence and the legally required FDA approval.”

The agency has continuously demonstrated its commitment to taking action against companies making medical claims about products containing CBD (as the active ingredient), as selling unapproved products with unsubstantiated therapeutic claims can put patients and consumers at risk. The FDA does not believe CBD has been shown to be safe and effective for any therapeutic use, except as used in Epidiolex, the only new drug containing CBD that has been approved by FDA under the NDA process, which was approved for the treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome in patients 2 years of age and older. The agency’s principal concern with CBD products on the market that are unlawfully claiming to treat serious medical conditions is that deceptive marketing of unproven treatments may keep some patients from accessing appropriate, recognized therapies to treat serious and even fatal diseases. Additionally, because they are not evaluated by the FDA, there may be other ingredients that are not disclosed, which may be harmful.

The FDA has pledged to continue to monitor the marketplace and take enforcement action as-needed to protect the public against companies illegally selling products containing CBD as the active ingredient, claiming to prevent, diagnose, treat, or cure serious diseases, such as cancer, Alzheimer’s disease, psychiatric disorders and diabetes; illegally selling cannabis and cannabis-derived products that can put consumers at risk; and marketing and distributing such products in violation of the FDA’s authorities.

Negative public perception of hemp and cannabinoid-related businesses, misconceptions about the nature of our business and regulatory uncertainties could have a material adverse effect on our business, financial condition, and results of operations.

We believe the cannabinoid industry is highly dependent upon consumer perception regarding the safety, efficacy, quality, and legality of cannabinoid, whether derived from hemp or marijuana. Consumer perception of cannabinoid products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, and other publicity regarding the consumption of cannabinoid products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the cannabinoid market or any particular product, or consistent with earlier publicity. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention, or other publicity relating to cannabinoid products, generally or any particular cannabinoid products or derivatives, in particular, regardless of merit or accuracy, could have a material adverse effect on our business, the demand for our product candidates or any products for which we obtain regulatory approval in the future. Such adverse publicity or other negative media attention could arise even if the adverse effects reportedly associated with such products resulted from consumers’ failure to consume such products appropriately or as directed. Any adverse publicity or other similar occurrences affecting consumer perception may have a material adverse impact on our reputation, perception of our product candidates, our ability to obtain the necessary regulatory approvals for our product candidates, and the commercial viability of the products for which regulatory approval is obtained in the future, if any.

Our management will be required to devote a substantial time to comply with public company regulations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and Nasdaq, impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel must devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with these requirements will require that we incur substantial accounting and related expenses and expend significant management efforts. We will likely need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404 of the Sarbanes-Oxley Act. The costs of hiring such staff may be material and there can be no assurance that such staff will be immediately available to us. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness, or if we experience additional material weaknesses in the future, our business may be harmed.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 and concluded our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness related to segregation of duties. Specifically, due to the small size of our Company, we do not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions. We are in the process of remediating our material weaknesses and designing an effective internal control environment.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing material weakness or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, the listing requirements of the Nasdaq Stock Market; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

Risks Related to Our Intellectual Property

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

We currently hold full or limited rights to several patents as an in-licensee covering the use of CBD including with current cancer treatments, both broadly, as well as for specific cancer types. Our success will depend, in part, on our ability to obtain additional patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of our future product candidates. The strengths of patents in the pharmaceutical field involve complex legal and scientific questions and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. Filing, prosecuting and defending patents globally can be prohibitively expensive.

Our policy is to look to patent technologies with commercial potential in jurisdictions with significant commercial opportunities. However, patent protection may not be available for some of the products or technology we are developing. If we must spend significant time and money protecting, defending or enforcing our patents, designing around patents held by others or licensing, potentially for large fees, patents or other proprietary rights held by others, our business, results of operations and financial condition may be harmed. We may not develop additional proprietary products that are patentable.

The patent positions of pharmaceutical products are complex and uncertain. The scope and extent of patent protection for our future product candidates are particularly uncertain. Our future product candidates will be based on medicinal chemistry instead of cannabis plants. While we have sought patent protection, where appropriate, directed to, among other things, composition-of-matter for our specific formulations, their methods of use, and methods of manufacture, we do not have and will not be able to obtain composition of matter protection on these previously known CBD derivatives per se. Although we have sought, and will continue to seek, patent protection in the U.S., Europe and other countries for our proprietary technologies, future product candidates, their methods of use, and methods of manufacture, any or all of them may not be subject to effective patent protection. If any of our products is approved and marketed for an indication for which we do not have an issued patent, our ability to use our patents to prevent a competitor from commercializing a non-branded version of our commercial products for that non-patented indication could be significantly impaired or even eliminated.

Publication of information related to our future product candidates by us or others may prevent us from obtaining or enforcing patents relating to these products and product candidates. Furthermore, others may independently develop similar products, may duplicate our products, or may design around our patent rights. In addition, any of our issued patents may be opposed and/or declared invalid or unenforceable. If we fail to adequately protect our intellectual property, we may face competition from companies who attempt to create a generic product to compete with our future product candidates. We may also face competition from companies who develop a substantially similar product to our future product candidates that is not covered by any of our patents.

Many companies have encountered significant problems in protecting, defending and enforcing intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

Our success depends on our ability to obtain additional intellectual property and operate without infringing the proprietary rights of others. Infringement claims by third parties may result in liability for damages or prevent or delay our developmental and commercialization efforts.

Our success and ability to compete depend in part on our ability to obtain additional patents, protect our trade secrets, and operate without infringing on the proprietary rights of others. If we fail to adequately protect our intellectual property, we may face competition from companies who develop a substantially similar product to our future product candidates that is not covered by any of our intellectual property. Many companies have encountered significant problems in protecting, defending, and enforcing intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights, particularly those relating to pharmaceuticals, which could make it difficult for us to stop the infringement of our intellectual property and other proprietary rights. There is also a substantial amount of litigation, both within and outside the U.S., involving patient and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon the proprietary rights of third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against it, our commercial partners, or any third-party proprietary technologies we have licensed.

We may be unsuccessful in licensing additional intellectual property to develop new product candidates.

We may in the future seek to in-license additional intellectual property that we believe could complement or expand our product candidates or otherwise offer growth opportunities. The pursuit of such licenses may cause us to incur various expenses in identifying, investigating and pursuing suitable intellectual property. If we acquire additional intellectual property to develop new therapeutic product candidates, we may not be able to realize anticipated cost savings or synergies.

If third parties claim that intellectual property used by us infringes upon their intellectual property, our operating profits could be adversely affected.

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the pharmaceutical industry. We may, from time to time, be notified of claims that we are infringing upon patents, trademarks, copyrights or other intellectual property rights owned by third parties, and we cannot provide assurances that other companies will not, in the future, pursue such infringement claims against us, our commercial partners or any third-party proprietary technologies we have licensed. If we were found to infringe upon a patent or other intellectual property right, or if we failed to obtain or renew a license under a patent or other intellectual property right from a third party, or if a third party that we were licensing technologies from was found to infringe upon a patent or other intellectual property rights of another third party, we may be required to pay damages, including damages of up to three times the damages found or assessed, if the infringement is found to be willful, suspend the manufacture of certain products or reengineer or rebrand our products, if feasible, or we may be unable to enter certain new product markets. Any such claims could also be expensive and time-consuming to defend and divert management’s attention and resources. Our competitive position could suffer as a result. In addition, if we have declined or failed to enter into a valid non-disclosure or assignment agreement for any reason, we may not own the invention or our intellectual property, and our products may not be adequately protected. Thus, we cannot guarantee that any of our future product candidates, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies, especially where it does not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our current and former employees, consultants, outside scientific collaborators, sponsored researchers, contract manufacturers, vendors and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets. Any party with whom we or they have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose such trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

Risks Related to the Ownership of Our Common Stock

We may not obtain the requisite votes at our special meeting to ratify our reverse stock split.

On January 21, 2021, we received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of our Company. The letter demands that we (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which we effected a one-for-four reverse stock split of our common stock (the “2020 Reverse Stock Split”) due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. We dispute that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, we intend to seek to ratify the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting is scheduled to occur on May 14, 2021.

On March 19, 2021, in response to the stockholder demand letter, we filed a preliminary proxy statement on Schedule 14A, which provided notice of a special meeting of stockholders and sought the ratification of the filing and effectiveness of the certificate of amendment to our amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on December 30, 2020 to effect the 2020 Reverse Stock Split. Should we fail to obtain the requisite votes to ratify the 2020 Reverse Stock Split, the 2020 Reverse Stock Split will deemed to be invalid, and we will not have a requisite amount of authorized shares of common stock.

The market price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit and incur losses.

The market price our common stock could be subject to significant fluctuation. Market prices for securities of life sciences and biopharma companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include:

●	investors react negatively to the effect on our business and prospects;

●	the announcement of new products, new developments, services or technological innovations by us or our competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by us or our competitors;

●	conditions or trends in the life sciences and biopharma industries;

●	changes in the economic performance or market valuations of other life sciences and biopharma companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;

●	sale of our common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our common stock;

●	volatility in the market prices and trading volumes of companies in the life sciences and biopharma industries;

●	our ability to finance our business;

●	ability to secure resources and the necessary personnel to pursue our plans;

●	failures to meet external expectations or management guidance;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of common stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;

●	investigations by regulators into our operations or those of our competitors;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

We may issue additional equity securities in the future, which may result in dilution to existing investors.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may, from time to time, sell additional equity securities in one or more transactions at prices and in a manner we determine. If we sell additional equity securities, existing stockholders may be materially diluted. New investors could gain rights superior to existing stockholders, such as liquidation and other preferences. In addition, the number of shares available for future grant under our equity compensation plans may be increased in the future. Also, the exercise or conversion of outstanding options or warrants to purchase shares of capital stock may result in dilution to our stockholders upon any such exercise or conversion.

Certain stockholders could attempt to influence changes within our Company which could adversely affect our operations, financial condition and the value of our common stock.

Our stockholders may from time to time seek to acquire a controlling stake in our Company, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming and could disrupt our operations and divert the attention of our board of directors and senior management from the operation of our business. These actions could adversely affect our operations, financial condition and the value of our common stock.

If securities analysts do not publish research or reports about our business, or if they publish negative evaluations, the price of our common stock could decline.

The trading market for our common stock will rely in part on the availability of research and reports that third-party industry or financial analysts publish about our Company. There are many large, publicly traded companies active in the life sciences and biopharma industries, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our Company, we could lose visibility in the market, which in turn could cause our stock price to decline.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges in connection with the Offer that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although Ameri and Jay Pharma conducted due diligence on each other prior to the completion of the Offer, there can be no assurances that their diligence revealed all material issues that may be present in the other company’s business, that all material issues through a customary amount of due diligence will be uncovered, or that factors outside of our control will not later arise. As a result, we may be forced to write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with each company’s preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about our securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all.

Anti-takeover provisions under Delaware corporate law may make it difficult for our stockholders to replace or remove our board of directors and could deter or delay third parties from acquiring our Company, which may be beneficial to our stockholders.

Under our Amended and Restated Certificate of Incorporation, we are subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), including Section 203 of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three (3) years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning fifteen percent (15%) or more of our outstanding voting stock or an affiliate of ours that owned fifteen percent (15%) or more of our outstanding voting stock during the past three (3) years, subject to certain exceptions as described in Section 203 of the DGCL.

We do not anticipate paying any cash dividends in the foreseeable future.

The current expectation is that we will retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain, if any, for the foreseeable future.

In the event that we fail to satisfy any of the listing requirements of NASDAQ, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on NASDAQ. For continued listing on NASDAQ, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. In the event that we fail to satisfy any of the listing requirements of NASDAQ, our common stock may be delisted. If we are unable to list on NASDAQ, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on NASDAQ, and we are not able to list our common stock on another exchange or to have it quoted on NASDAQ, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our Company; and

●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

An active trading market for our common stock may not develop.

The listing of our common stock on NASDAQ does not assure that a meaningful, consistent and liquid trading market exists. If an active market for our common stock does not develop, it may be difficult for investors to sell their shares without depressing the market price for the shares or at all.

We may acquire businesses or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing, and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate office is located at 4851 Tamiami Trail N, Suite 200 Naples, FL 34013. The Company believes our office is in good condition and is sufficient to conduct our operations. Our principal corporate office is held under a month-to-month operating lease.

Item 3. Legal Proceedings

From time to time, we may be a party to litigation that arises in the ordinary course of its business. Other than as described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on its results of operations, financial condition or cash flows.

On January 21, 2021, we received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of our Company. The letter demands that we (i) deem ineffective the December 30, 2020 amendment to its Amended and Restated Certificate of Incorporation in which we effected a reverse stock split due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. We dispute that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, we intend to seek to ratify the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting is scheduled to occur on May 14, 2021.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Market Information

Our common stock is traded on NASDAQ Capital Markets under the symbol “ENVB”.

Holders

On March 30, 2021 the Company had 87 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

On November 19, 2020, the SEC issued final rules to amend Regulation S-K. These changes are effective for annual filings for the first fiscal year ending on or after August 9, 2021, and early adoption is permitted. We elected to adopt the amendments to Item 301 of Regulation S-K in their entirety, which remove the requirement to furnish selected financial data for each of the last five fiscal years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” or “we” in this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Enveric” refer to Enveric Biosciences, Inc. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are an early-development-stage biosciences company that is developing innovative, evidence-based prescription products and combination therapies containing cannabinoids to address unmet needs in cancer care. We seek to improve the lives of patients suffering from cancer, initially by developing palliative and supportive care products for people suffering from certain side effects of cancer and cancer treatment such as pain or skin irritation. We currently intend to offer such palliative and supportive care products in the United States, following approval through established regulatory pathways.

We are also aiming to advance a pipeline of novel cannabinoid combination therapies for hard-to-treat cancers, including glioblastoma multiforme (GBM) and several other indications, which are currently being researched.

We intend to bring together leading oncology clinicians and researchers, academic and industry partners so as to develop both external proprietary products and a robust internal pipeline of product candidates aimed at improving quality of life and outcomes for cancer patients. We intend to evaluate options to out-license its proprietary technology as it moves along the regulatory pathway as well as evaluating building a small, targeted selling organization and will potentially utilize a hybrid approach based on the product indication and the market opportunity.

In developing its product candidates, we intend to focus on cannabinoids derived from hemp, other botanical sources, and synthetic materials containing no tetrahydrocannabinol (THC) in order to comply with U.S. federal regulations. Of the potential cannabinoids to be used in therapeutic formulations, THC, which is responsible for the psychoactive properties of marijuana, can result in undesirable mood effects. Cannabidiol (CBD) and cannabigerol (CBG), on the other hand, are not psychotropic and are therefore more attractive candidates for translation into therapeutic practice. In the future, we may utilize cannabinoids that are derived from cannabis plants, which may contain THC; however, we only intend to do so in jurisdictions where THC is legal. These product candidates will then be studied through a typical FDA drug approval process.

Tender Agreement, Reverse Stock Split and Related Transactions

On December 30, 2020, pursuant to the previously announced Tender Offer Support Agreement and Termination of Amalgamation Agreement dated August 12, 2020 (“Original Amalgamation Agreement”), as amended by that certain Amendment No. 1 to the Tender Offer Support Agreement and Termination of Amalgamation Agreement dated December 18, 2020 (as amended the “Tender Agreement”), the Company completed a tender offer (“Offer”) to purchase all of the outstanding common shares of Jay Pharma, Inc., a Canada corporation and a wholly-owned subsidiary of the Company (“Jay Pharma”), for the number of shares of Company common stock, par value $0.01 per share (“Common Stock”) or Series B Preferred Stock, as applicable, equal to the exchange ratio of 0.8849 (the “Exchange Ratio”), and Jay Pharma became a wholly-owned subsidiary of the Company, on the terms and conditions set forth in the Tender Agreement. In connection with the Offer, the Company changed its name from AMERI Holdings, Inc. to Enveric Biosciences, Inc. The Offer has been accounted for as a “reverse merger” under the acquisition method of accounting for business combinations with Jay Pharma treated as the accounting acquirer of Ameri. As such, the historical financial statements of Jay Pharma have become the historical financial statements of Ameri, or the combined company, and are included in this filing labeled “Enveric Biosciences, Inc.” As a result of the Offer, historical common stock, stock options and additional paid-in capital, including share and per share amounts, have been retroactively adjusted to reflect the equity structure of the combined company, including the effect of the Exchange Ratio and the Common Stock.

Immediately following the completion of the Offer, on December 30, 2020, the Company effected a 1-for-4 reverse stock split of the issued and outstanding Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the per share exercise price of, and the number of shares of Company Common Stock underlying, our stock options and warrants outstanding immediately prior to the Reverse Stock Split were automatically proportionally adjusted based on the 1-for-4 split ratio in accordance with the terms of such options and warrants, as the case may be. Share and per-share amounts of Common Stock, options and warrants included herein have been adjusted to give effect to the Reverse Stock Split. The Reverse Stock Split did not alter the par value of the Common Stock, $0.01 per share, or modify any voting rights or other terms of the Common Stock. Unless otherwise noted, the accompanying financial statements and notes thereto, including the Exchange Ratio applied to historical Jay Pharma common stock and stock options, give retroactive effect to the Reverse Stock Split for all periods presented.

Upon completion of the Offer, (i) holders of outstanding common shares of Jay Pharma (referred to herein as the Jay Pharma equity holders) other than Alpha Capital Anstalt (“Alpha”) and Bezalel Partners, LLC (“Bezalel”) received the number of shares of Common Stock in accordance with the Exchange Ratio of 0.8849, as calculated in accordance with the Tender Agreement, (ii) each of Alpha and Bezalel, as an investor who would have beneficially owned more than 10.0% of the Company if it received Common Stock, received shares of Series B Preferred Stock, which are convertible into shares of Common Stock subject to a 9.99% beneficial ownership blocker, pursuant to the terms of the respective exchange agreement entered into by and between Ameri and such stockholder. Each outstanding Jay Pharma option, whether vested or unvested, and warrant that had not previously been exercised was exchanged for Company stock options and Company warrants, in each case convertible into the number of shares of Common Stock equal to the Exchange Ratio.

Each share of Series B Preferred Stock is non-voting and is convertible into one share of Common Stock (subject to adjustment) at any time at the option of the holder, provided that each holder would be prohibited from converting Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company. Shares of Series B Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Board. However, holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when such dividends are specifically declared by the Board. The Company will have no right to require a holder to surrender its Series B Preferred Stock for redemption. Shares of Series B Preferred Stock will not otherwise be entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Upon completion of the Offer and the transactions contemplated in the Tender Agreement, but without giving effect to the issuance of the Series B Warrants to purchase 1,791,923 shares of Common Stock at an exercise price of $0.01 per share to Alpha following the completion of the Offer, (i) Jay Pharma equity holders, including those who received Series B Preferred Stock in the Offer, own approximately 82.3% of the outstanding equity of the Company, assuming conversion of the Series B Preferred Stock, (ii) the Ameri equity holders at the time of the completion of the Offer own approximately 14.5% of the outstanding equity of the Company, and (iii) the financial advisor to Jay Pharma and Ameri owns approximately 3.2% of the outstanding equity of the Company.

As a significant investor in Jay Pharma, Alpha received Series B Preferred Stock in the Offer instead of Common Stock, as well as Series B Warrants with a nominal exercise price, which were issued to Alpha following the completion of the Offer to account for an adjustment in pricing of the transactions in light of global economic conditions. Because the Series B Preferred Stock is convertible into Common Stock at any time for no consideration, such shares have been included in basic earnings per share. The Series B Warrants are accounted for as a cost of equity as part of the capital issuance. The estimated fair value implied for shares of the Company based on the series of transactions with Alpha is $1.62 per share, which is equal to the $5,300,000 investment made by Alpha divided by 3,262,907, or the number of post-Reverse Stock Split shares of Series B Preferred Stock (convertible into Common Stock) that Alpha received in the Offer.

Simultaneously with the execution of the Original Amalgamation Agreement, Jay Pharma issued a Secured Promissory Note, dated January 10, 2020 (the “Original Note”), to Alpha, pursuant to which, on January 10, 2020, Jay Pharma received a $1,500,000 loan from Alpha. The Original Note was amended to reflect an additional investment of $500,000, resulting in a total principal amount of $2,000,000. The Original Note was further amended on August 12, 2020, to account for the termination of the Original Amalgamation Agreement and the change in the structure of the transaction from an amalgamation to a stock-for-stock exchange offer (as amended, the “Note”). Upon the closing of the Offer, the Note was converted into the right to receive 2,473,848 common shares of Jay Pharma and warrants to purchase 2,333,970 common shares of Jay Pharma at an exercise price of $1.03 per share immediately prior to the Offer. In connection with the Offer, such common shares and warrants of Jay Pharma acquired by Alpha upon conversion of the Note were converted into the right to receive (i) 547,278 shares of Series B Preferred Stock that are convertible into up to 547,278 shares of Common Stock, after giving effect to the Reverse Stock Split, and (ii) warrants to purchase up to 516,333 shares of Common Stock at an exercise price of $4.64 per share, after giving effect to the Reverse Stock Split.

Alpha also acquired 3,500,954 common shares of Jay Pharma and warrants to purchase 3,500,954 common shares of Jay Pharma at an exercise price of $1.03 per share, immediately prior to the Offer, in connection with the $3 million private placement completed prior to the completion of the Offer (the “Alpha Investment”). In connection with the Offer, such common shares and warrants of Jay Pharma acquired by Alpha in the Alpha Investment were converted into, as applicable, the right to receive (i) 774,499 shares of Series B Preferred Stock that are convertible into up to 774,499 shares of Common Stock, after giving effect to the Reverse Stock Split, and (ii) warrants to purchase up to 774,499 shares of Common Stock at an exercise price of $4.64 per share, after giving effect to the Reverse Stock Split.

On December 4, 2020, Jay Pharma and Alpha executed a securities purchase agreement whereby Alpha purchased an additional 1,000,000 common shares of Jay Pharma and warrants to purchase 500,000 common shares of Jay Pharma at an exercise price of $0.30 per share for an aggregate purchase price of $300,000 (the “Alpha December Investment”). In connection with the Offer, such shares were exchanged for 221,225 shares of Common Stock, and such warrants were exchanged for warrants to purchase 110,613 shares of Common Stock at $1.36 per share.

Additionally, at the effective time of the Offer, the Company issued five-year warrants (the “Series B Warrants”) to purchase 1,791,923 shares of Common Stock at an exercise price of $0.01 to Alpha, after giving effect to the Reverse Stock Split. The number of shares of Common Stock issuable upon the exercise of the Series B Warrants is equal to the product of (i) 8,100,000 and (ii) the Exchange Ratio of 0.8849, post-Reverse Stock Split.

After giving effect to the conversion of its Series B Preferred Stock, the warrants issued to Alpha in connection with the Alpha Investment and the Alpha Bridge Loan and the Series B Warrants, Alpha’s total ownership interest in the Company will be 5,008,078 common shares, or 33.9%, without giving effect to the beneficial ownership limitations in its Series B Preferred Stock. However, under the terms of each of such securities, Alpha may not convert such security to the extent such conversion would cause Alpha, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 9.99% of the Common Stock then issued and outstanding following such exercise.

Intellectual Property Acquisition

In connection with the Offer, Jay Pharma entered into a series of assignment and assumption agreements with affiliates of a third party, Tikkun Pharma, Inc. (“Tikkun”), pursuant to which, on October 2, 2020, Tikkun assigned to Jay Pharma all of Tikkun’s (i) rights to certain skin care treatment assets and (ii) intellectual property rights to certain formulations for the development of therapeutic candidates for the prevention, management and treatment of graft versus host disease (GVHD) in exchange for an aggregate of 10,360,007 common shares of Jay Pharma.

Because Alpha required additional shares of the Company, at no or a nominal cost, for Alpha to consummate the Alpha Bridge Loan and the Alpha Investment at the planned valuation, Alpha entered into an agreement with Tikkun pursuant to which, immediately following such assignment, Tikkun sold 7,774,463 of these common shares of Jay Pharma to Alpha for the nominal aggregate purchase price of $10.00 (the “Alpha Nominal Shares”), leaving Tikkun with 2,585,544 common shares of Jay Pharma (the “Tikkun Shares”). In connection with the Offer, the Tikkun Shares were exchanged for 571,987 shares of Common Stock, after giving effect to the Reverse Stock Split, and the Alpha Nominal Shares were exchanged for 1,719,906 shares of Series B Preferred Stock that are convertible into up to 1,719,906 shares of Common Stock, after giving effect to the Reverse Stock Split.

Spin-Off

Prior to the completion of the Offer, on December 30, 2020, pursuant to the previously announced Ameri SharePurchase Agreement, Ameri and Private Ameri completed the Spin-Off, pursuant to which Ameri contributed, transferred and conveyed to Private Ameri all of the issued and outstanding equity interests of the existing subsidiaries of Ameri, constituting the entire business and operations of Ameri and its subsidiaries, and Private Ameri assumed the liabilities of such subsidiaries, and all of the issued and outstanding shares of Series A preferred stock of Ameri were redeemed for an equal number of shares of Series A preferred stock of Private Ameri.

Series B Warrants

Pursuant to the Tender Agreement, on December 31, 2020, we issued Series B Warrants (the “Series B Warrants”) to purchase 1,791,923 shares of common stock at an exercise price of $0.01 to Alpha Capital Anstalt (“Alpha”). We were obligated, among other things, to file a registration statement with SEC for purposes of registering the resale of the shares of common stock issuable upon exercise of the Series B Warrants by the investors. The issuance of the Series B Warrants was exempt from the registration requirements of the Securities Act pursuant to an exemption provided by Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering. As described below under “Letter Agreement with Alpha”, on January 12, 2021, we have waived the lock-up restrictions on Alpha with respect to dispositions of the shares of common stock issuable upon exercise of the Series B Warrants (the “Series B Warrant Shares”), and Alpha agreed to limit its sales of shares of our common stock on each trading day to no more than 10% of the daily reported trading volume of common stock on the Nasdaq Stock Market for such trading day, provided, such limitation shall terminate if the closing price of our shares of common stock on the Nasdaq Stock Market exceeds $5.29 per share for five consecutive trading days.

Director and Officer Resignations and Appointments

Effective upon completion of the Offer, Srinidhi “Dev” Devanur, our former Executive Chairman and a former director of the board of directors, Brent Kelton, our former Chief Executive Officer, Barry Kostiner, our former Chief Financial Officer, Carmo Martella, a former director of the board of directors, Thoranath Sukumaran, a former director of the board of directors and Dimitrios Angelis, a former director of the board of directors, all tendered their resignations from their respective positions as officers and directors of our company.

Pursuant to the terms of the Tender Agreement, and as disclosed in the Form S-4, the board of directors appointed David Johnson, George Kegler, Sol Mayer and Marcus Schabacker to the board of directors at the effective time of the Offer.

Effective upon the completion of the Offer, the board of directors appointed David Johnson as our Chief Executive Officer and Chairman, Avani Kanubaddi as our Chief Operating Officer, John Van Buiten as our Chief Financial Officer, and Robert Wilkins as our Chief Medical Officer.

On December 29, 2020 at the special meeting of Ameri stockholders held to approve the Tender Agreement, the shareholders ratified the Bonus Shares Proposal, as described in the Form S-4, resulting in the issuance of shares previously awarded by Ameri’s board of directors to Mr. Devanur, Mr. Kelton, Mr. Kostiner and Brandon Gordon, our Executive Vice President, Business Development in lieu of cash bonuses, with a total of 156,318 post-split shares being awarded on December 30, 2020.

Of these shares, 67,635 had originally been awarded, subject to Ameri’s shareholders’ approval, on January 9, 2020, representing aggregate bonus payments of $675,000 divided by a price of $9.98, the closing price on the day immediately preceding board approval. A further 88,683 shares had been awarded, subject to Ameri’s shareholders’ approval, and subject to continued service through the end of 2020, on October 19, 2020, represent aggregate bonus payments of $525,000 divided by a price of $5.92, the closing price on the day immediately preceding board approval, resulting in a total of 156,318 shares granted to officers and directors,

The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to an exemption provided by Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

Key Components of Our Results of Operations

Operating Expenses

Our operating expenses include financial statement preparation services, tax compliance, various consulting and director fees, legal services, auditing fees, and stock-based compensation. These expenses have increased in connection with the Company’s product development and the Company’s management expects these expenses to continue to increase as the Company continues to develop its potential product candidates.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2020 and the comparable period in 2019:

	Year Ended December 31,
	2020	2019

Expenses
General and Administrative	5,443,234	2,296,534
Research and Development	174,083	-
Operating expenses	$5,617,317	$2,296,534

Loss from operations	(5,617,317)	(2,296,534)

Other expense
Extinguishment of note payable	-	32,316
Interest Expense	445,250	81,823
Inducement Expense	802,109	-
Total other expense	1,247,359	114,139

Net Loss	$(6,864,676)	$(2,410,673)

Other comprehensive loss
Foreign exchange loss	(169,655)	(6,667)

Comprehensive loss	$(7,034,331)	$(2,417,340)

Net loss per share - basic and diluted	$(1.19)	$(0.46)

Weighted average shares outstanding, basic and diluted	5,753,598	5,287,145

Operating Expenses

Our operating expenses increased to $5,617,317, for the year ended December 31, 2020 from $2,296,534 for the year ended December 31, 2019, with an increase of $3,320,783, or 145%. This change was primarily driven by an increase in stock-based compensation of $1,440,583, an increase in legal and professional fees of $1,147,381, and an increase in research and development costs of $174,083.

Interest Expense

Our interest expense for the year ended December 31, 2020 was $445,250 compared to $81,823 for the year ended December 31, 2019. This increase was primarily driven by promissory notes that were entered into by the Company during 2020, with an aggregate principal amount of $2,143,925, which it did not have during 2019.

Inducement Expense

Our inducement expense was $802,109 for the year December 31, 2020 as compared to $0 for the year ended December 31, 2019. The expense is related to inducement incurred related to the conversion of warrants, resulting in a charge of $802,109.

Foreign Exchange

Our foreign exchange loss was $169,655 for the year December 31, 2020 as compared to $6,667 for the year ended December 31, 2019, for an increase in $162,988. The increase in foreign exchange loss is primarily due to the U.S. Dollar weakening against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses.

Liquidity and Capital Resources

The Company has incurred continuing losses from its operations. As of December 31, 2020, the Company has had an accumulated deficit of $11,759,557 and working capital of $1,597,920. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

February 2019 Note

On February 7, 2019, Jay Pharma received $60,000 in exchange for a promissory note to David Stefansky with an aggregate face value of $66,000, including an original issue discount of $6,000 (the “February 2019 Note”). The February 2019 Note bore no stated interest rate. On July 21, 2020, Jay Pharma converted the February 2019 Note into common shares.

March 2019 Note

On February 1, 2019, Jay Pharma entered into a consulting agreement with David Stefansky. In connection with the consulting agreement, on March 5, 2019, Jay Pharma issued a note payable to its executive director for $150,000 (the “March 2019 Note”). The note bore no interest. On July 21, 2020, Jay Pharma converted the March 2019 Note into common shares.

April 2019 Note

During April 2019, Jay Pharma received $300,000 in exchange for convertible notes in an aggregate principal amount of $300,000 (the “April 2019 Convertible Notes”) and warrants to purchase 250,000 common shares of Jay Pharma. The April 2019 Convertible Notes bore interest at a rate of 6% per annum. On December 30, 2020, the April 2019 Notes were converted into common shares.

July 2019 Note

On July 8, 2019, Jay Pharma entered into a note agreement (the “July 2019 Note”) to a limited liability company (the “Lender”). The Note’s face value was $157,714 and the original issue discount was $19,714 for total gross proceeds of $138,000, implying an interest rate of 12.5% per annum. Jay Pharma could, without premium or penalty, at any time and from time to time, prepay all or any portion of the Note. The maturity date of the Note was September 8, 2019. On September 20, 2019, Jay Pharma entered into an amendment to the July 2019 Note (the “Amendment”). The Amendment extended the maturity date for the Note until the earlier of (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) November 7, 2019. On November 21, 2019, Jay Pharma entered into an amendment for the July 2019 Note that extended the maturity date for the Note until the earlier of (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) December 9, 2019. In consideration for this amendment, Jay Pharma agreed to pay an aggregate extension fee of $33,926, which was added to the principal balance of the note. On December 9, 2019, Jay Pharma entered into an additional amendment for the July 2019 Note that extended the maturity date for the Note until the earlier of (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) January 7, 2020. Jay Pharma also agreed to pay the previously outstanding extension fees of $33,926 on or before March 1, 2020.

On January 8, 2020, Jay Pharma entered into an amendment to the July 2019 Note (the “January 8 Amendment”). The January 8 Amendment extended the maturity date for the July 2019 Note until the (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) April 1, 2020. In consideration for the January 8 Amendment, Jay Pharma granted 55,000 shares of the Company’s common stock to the Lender. On May 6, 2020, Jay Pharma entered into an amendment (the “May 2020 Amendment”) whereby both parties agreed to extend the maturity date of the July 2019 Note to September 30, 2020. On January 12, 2020, Jay Pharma repaid $157,714 of the July 2019 Note. On December 31, 2020 the Company paid the remaining unpaid balance of the July 2019 Note.

December 2019 Note

On December 12, 2019, Jay Pharma received $40,000 in exchange for a promissory note with a lender, including an original issue discount of $4,000 (the “December 2019 Note”). The December 2019 Note bore interest at a rate of ten percent (10%) on its face value per annum. In the case of an event of default, the interest rate would increase to 24% per year. The December 2019 Note matured on January 31, 2020. The promissory note with the lender and Jay Pharma was converted into 170,333 shares of common stock on December 30, 2020.

February 2020 Note

On February 24, 2020, Jay Pharma received $50,000 in exchange for a promissory note with a lender (the “February 2020 Note”). The February 2020 Note bore interest at a rate of 10% on its face value per annum. In the case of an event of default, the interest rate would increase to 24% per year. The note matured on July 31, 2020. The February 2020 Note was convertible into common shares of Jay Pharma at any time at a conversion price of $0.38 per share. On December 30, 2020, the February 2020 Note was converted into 190,004 shares of the Company’s common stock.

Alpha Note

Simultaneously with the execution of the Original Amalgamation Agreement, Jay Pharma issued the Original Note, dated January 10, 2020, to Alpha, pursuant to which, on January 10, 2020, Jay Pharma received a $1,500,000 loan from Alpha. The Original Note was amended to reflect an additional investment of $500,000, resulting in a total principal amount of $2,000,000. The Original Note was further amended on August 12, 2020, to account for the termination of the Original Amalgamation Agreement and the change in the structure of the transaction from an amalgamation to a stock-for-stock exchange offer. Upon the closing of the Offer, the Note was converted into the right to receive 2,473,848 common shares of Jay Pharma and warrants to purchase 2,333,970 common shares of Jay Pharma at an exercise price of $1.03 per share immediately prior to the Offer. In connection with the Offer, such common shares and warrants of Jay Pharma acquired by Alpha upon conversion of the Note were converted into the right to receive (i) 547,278 shares of Series B Preferred Stock that are convertible into up to 547,278 shares of Common Stock, after giving effect to the Reverse Stock Split, and (ii) warrants to purchase up to 516,333 shares of Common Stock at an exercise price of $4.64 per share, after giving effect to the Reverse Stock Split.

Alpha Investment

Alpha also acquired 3,500,954 common shares of Jay Pharma and warrants to purchase 3,500,954 common shares of Jay Pharma at an exercise price of $1.03 per share, immediately prior to the Offer, in connection with the $3 million private placement completed prior to the completion of the Offer. In connection with the Offer, such common shares and warrants of Jay Pharma acquired by Alpha in the Alpha Investment were converted into, as applicable, the right to receive (i) 774,499 shares of Series B Preferred Stock that are convertible into up to 774,499 shares of Common Stock, after giving effect to the Reverse Stock Split, and (ii) warrants to purchase up to 774,499 shares of Common Stock at an exercise price of $4.64 per share, after giving effect to the Reverse Stock Split.

Alpha December Investment

On December 4, 2020, Jay Pharma and Alpha executed a securities purchase agreement whereby Alpha purchased an additional 1,000,000 common shares of Jay Pharma and warrants to purchase 500,000 common shares of Jay Pharma at an exercise price of $0.30 per share for an aggregate purchase price of $300,000 (the “Alpha December Investment”). In connection with the Offer, such shares were exchanged for 221,225 shares of Common Stock, and such warrants were exchanged for warrants to purchase 110,613 shares of Common Stock at $1.36 per share.

Series B Warrants

Additionally, at the effective time of the Offer, the Company issued five-year warrants (the “Series B Warrants”) to purchase 1,791,923 shares of Common Stock at an exercise price of $0.01 to Alpha, after giving effect to the Reverse Stock Split. The number of shares of Common Stock issuable upon the exercise of the Series B Warrants is equal to the product of (i) 8,100,000 and (ii) the Exchange Ratio of 0.8849, post-Reverse Stock Split.

Registered Direct Offerings

On January 14, 2021, the Company completed a registered direct offering of 2,221,458 shares of Common Stock at approximately $4.50 per share for gross proceeds of approximately $10,000,000. On February 11, 2021, the Company completed a registered direct offering of 3,007,026 shares of Common Stock for gross proceeds of approximately $12.8 million. As of March 30, 2021, the Company had cash on hand of approximately $22.9 million.

We believe that, as a result of these transactions, we currently have sufficient cash and financing commitments to meet our funding requirements over the next year. Notwithstanding, we expects that we will need to raise additional financing to accomplish our development plan over the next several years. We may seek to obtain additional funding through debt or equity financing in the future. There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from our operations will be sufficient to meet our current operating costs. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development expenditures.

Cash Flows for the Years Ended December 31, 2020 and 2019

The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(3,888,785)	$(647,860)
Net cash used in investing activities	(44,143)	-
Net cash provided by financing activities	5,531,270	560,000
Effect of foreign exchange rate on cash	(63,596)	17,903
Net increase (decrease) in cash	$1,534,746	$(69,957)

Operating Activities

Net cash used in operating activities was $3,888,785 during the year ended December 31, 2020, which consisted primarily of a net loss of $6,864,676, offset by amortization of note discount of $288,631, stock-based compensation of $1,977,155, induced conversion of warrants of $802,109, amortization of intangible assets of $120,872, increases in prepaid expenses and other current assets for $636,497, and increases in accounts payable and accrued liabilities of $267,002.

Net cash used in operating activities was $647,860 during the year ended December 31, 2019, which consisted primarily of a net loss of $2,410,673, offset by amortization of note discount of $68,453, increases in stock-based compensation of $624,052, increases in prepaid expenses and other current assets of $104,340, and increases in accounts payable and accrued liabilities of $919,968.

Investing Activities

Net cash used in investing activities was $44,143 during the year ended December 31, 2020, which consisted of the acquisition of intellectual property from Tikkun Pharma.

The Company did not have any investing activities during the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities was $5,531,270 during the year ended December 31, 2020, which consisted primarily of $50,000 in proceeds from convertible notes payable, $1,812,410 in proceeds from note payable, proceeds from the offering and reverse merger of $3,372,500, September 2020 private placement of $227,500, December 2020 private placement of $260,500 and a decrease of $191,640 in repayment of note payable.

Net cash provided by financing activities was $560,000 during the year ended December 31, 2019, which consisted of $300,000 in proceeds from convertible notes payable, $238,000 in proceeds from notes payable and $22,000 in advances from a related party.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets, or any obligation arising out of a material variable interest in an unconsolidated entity. The Company does not have any subsidiaries to include or otherwise consolidate into the financial statements. Additionally, the Company does not have interests in, nor relationships with, any special purpose entities.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s accounting policies are fundamental to understanding its management’s discussion and analysis. The Company’s significant accounting policies are presented in Note 3 to its financial statements for the year ended December 31, 2020, which are included elsewhere in this annual report. The Company’s financial statements have been prepared in accordance and in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding consolidated financial information. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the report amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of stock-based compensation. Actual results could differ from estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. The provisions of this update are effective for annual and interim periods beginning after December 15, 2019. On January 1, 2020, the Company adopted this ASU, which will did not have a material impact on the Company’s financial position and results of operations.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic, 842, Leases”, which clarifies how to apply certain aspects of the new leases standard, ASC 842. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”, which provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASC 842. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2020, the Company did not have greater than $250,000 at any US or Canadian financial institutions.

Foreign Currency Risk

From inception through December 31, 2020, the reporting currency of the Company is the United States dollar while the functional currency of the Company is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Recent Developments

Change in Certifying Accountant

On January 5, 2021, our Audit Committee of the board of directors approved the dismissal of Ram Associates, CPA (“Ram”) as our independent registered public accounting firm, effective December 31, 2020, and engaged Marcum LLP (“Marcum”) as our independent registered public accounting firm for the year ending December 31, 2020. Prior to the completion of the Offer, Marcum served as the independent registered public accounting firm of Jay Pharma, and we believe the change in auditors will be more efficient for reporting purposes.

January 2021 Registered Direct Offering

On January 12, 2021, we entered into a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with Alpha, The Hewlett Fund LP, Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (“Alto”), Iroquois Master Fund Ltd., Iroquois Capital Investment Group LLC and Hudson Bay Master Fund Ltd (collectively, the “Subsequent Investors”), pursuant to which the Company issued and sold in a registered direct offering (the “January 2021 Direct Offering”) an aggregate of 2,221,334 shares of our Common Stock at an offering price of $4.5018 per share, for gross proceeds of approximately $10,000,000 before the deduction of fees and offering expenses. Under the January 2021 Purchase Agreement, the Subsequent Investors could choose to purchase pre-funded warrants (the “Pre-funded Warrants”) in lieu of shares of Common Stock. The offering closed on January 14, 2021.

The Pre-funded Warrants have an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time after their original issuance until such Pre-funded Warrants are exercised in full. A holder of a Pre-funded Warrant may not exercise any portion of such holder’s Pre-funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise (the “Beneficial Ownership Limitation”), except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the Beneficial Ownership Limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The shares, the Pre-funded Warrants, and the shares of Common Stock issuable upon the exercise of the Pre-funded Warrants (the “Pre-funded Warrant Shares”) were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-233260), previously filed with the SEC on August 14, 2019, and declared effective by the SEC on November 19, 2019.

Pursuant to the January 2021 Purchase Agreement, in a concurrent private placement (the “January 2021 Private Placement”) that also closed on January 14, 2021, the Company issued to the Subsequent Investors, unregistered warrants to purchase up to 1,666,018 shares of Common Stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $4.9519 per share, subject to adjustment as set forth therein. A holder of January 2021 Warrants will not have the right to exercise any portion of its January 2021 Warrants if the holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The January 2021 Warrants and the shares of our Common Stock issuable upon the exercise of the January 2021 Warrants (the “January 2021 Warrant Shares”) were not registered under the Securities Act, were not offered pursuant to the shelf registration statement, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder as a transaction by the issuer not involving a public offering.

To induce the Subsequent Investors into the January 2021 Purchase Agreement, the Company also entered into a registration rights agreement, dated January 12, 2021 (the “January Registration Rights Agreement”), with the Subsequent Investors, pursuant to which, among other things, the Company agreed to prepare and file with the Securities and Exchange Commission this Registration Statement to register for resale of all of the January 2021 Warrant Shares.

Letter Agreement with Alpha

On January 12, 2021 we entered into a letter agreement (the “Letter Agreement”) with Alpha. Under the Letter Agreement, (i) we agreed to register 1,791,923 of the Series B Warrant Shares issuable upon the exercise of Series B Warrants, (ii) the Series B Warrant Shares will not be subject to an existing lock-up agreement between us and Alpha, and Alpha will no longer be subject to any limitations on its ability to dispose of the Series B Warrant Shares that are imposed by us to the extent permitted by applicable rules and regulations, (iii) Alpha agreed to limit its sales of Common Stock on each trading day to no more than 10% of the daily reported trading volume of Common Stock on the Nasdaq Stock Market for such trading day, provided, such limitation shall terminate if the closing price of our shares of Common Stock on the Nasdaq Stock Market exceeds $5.29 per share for five consecutive trading days and (iv) we will be free to waive the terms and conditions of any lock-up agreement between us and any of the former shareholders of Jay Pharma Inc. without the consent of, or notice to, Alpha once this registration statement registering the Series B Warrant Shares is declared effective by the SEC.

Stockholder Demand Letter

On January 21, 2021, we received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of our Company. The letter demands that we (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which we effected a one-for-four reverse stock split of our common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. We dispute that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, we intend to seek to ratify the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting is scheduled to occur on May 14, 2021.

February 2021 Registered Direct Offering

On February 8, 2021, we entered into a Securities Purchase Agreement (the “February 2021 Purchase Agreement”) with the Subsequent Investors, pursuant to which the Company issued and sold in a registered direct offering (the “February 2021 Direct Offering”) an aggregate of 3,007,026 shares of our Common Stock at an offering price of $4.27 per share, for gross proceeds of approximately $12,800,000 before the deduction of fees and offering expenses. The offering closed on February 11, 2021.

The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-233260), previously filed with the SEC on August 14, 2019, and declared effective by the SEC on November 19, 2019.

Pursuant to the February 2021 Purchase Agreement, in a concurrent private placement (the “February 2021 Private Placement”) that also closed on February 11, 2021, the Company issued to the Subsequent Investors, unregistered warrants to purchase up to 1,503,513 shares of Common Stock (the “February 2021 Warrants”). The February 2021 Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $4.90 per share, subject to adjustment as set forth therein. A holder of February 2021 Warrants will not have the right to exercise any portion of its February 2021 Warrants if the holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

The February 2021 Warrants and the shares of our Common Stock issuable upon the exercise of the February 2021 Warrants (the “February 2021 Warrant Shares”) were not registered under the Securities Act, were not offered pursuant to the shelf registration statement, and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder as a transaction by the issuer not involving a public offering.

To induce the Subsequent Investors into the February 2021 Purchase Agreement, the Company also entered into a registration rights agreement, dated February 8, 2021 (the “February Registration Rights Agreement”), with the Subsequent Investors, pursuant to which, among other things, the Company agreed to prepare and file with the Securities and Exchange Commission this Registration Statement to register for resale of all of the February 2021 Warrant Shares.

Palladium Warrants

In connection with its role as financial advisor to the Company in the January 2021 Direct Offering, the January 2021 Private Placement, the February 2021 Direct Offering and the February 2021 Private Placement, the Company issued Palladium 155,493 warrants with an exercise price of $4.9519 and 210,492 warrants with an exercise price of $4.90 (the “Palladium Warrants”) on February 11, 2021. The Palladium Warrants and the shares of our Common Stock issuable upon the exercise of the Palladium Warrants (the “Palladium Warrant Shares”) were not registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder as a transaction by the issuer not involving a public offering.

Resale Registration Statement

On February 16, 2021, we filed a resale registration statement on Form S-3 (File No. 333-253196) (the “Resale Registration Statement”) registering 5,497,878 shares of our common stock, consisting of the Series B Warrant Shares, the January 2021 Warrant Shares, the February 2021 Warrant Shares, the Palladium Warrant Shares, 156,318 shares issued to former directors and officers of Ameri and 14,121 shares issued to a former consultant of the Company. We expect the Resale Registration Statement to be declared effective shortly following the filing of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as December 31, 2020 due to a material weakness in our internal control over financial reporting as described below.

Limitations on Internal Control over Financial Reporting

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weakness described below.

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

●	Due to the small size of the Company, the Company does not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions.

The Company is evaluating these weaknesses to determine the appropriate remedy. Because disclosure controls and procedures include those components of internal control over financial reporting that provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, management also determined that its disclosure controls and procedures were not effective as a result of the foregoing material weaknesses in its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, the Company was in the process of remediating its material weaknesses and designing an effective internal control environment.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)	Term of Office
Executive Officers and Directors
David Johnson	64	Chairman, Chief Executive Officer and Director	Since December 2020
John Van Buiten	34	Chief Financial Officer	Since December 2020
Avani Kanubaddi	48	Chief Operations Officer	Since December 2020
Robert Wilkins	66	Chief Medical Officer	Since December 2020
Non-Employee Directors
George Kegler	64	Director and Chair of the Audit Committee	Since December 2020
Sol Mayer	57	Director and Chair of the Nominating and Corporate Governance Committee	Since December 2020
Dr. Marcus Schabacker	57	Director and Chair of the Compensation Committee	Since December 2020
Dr. Douglas Lind	61	Director	Since March 2021

Executive Officers and Directors

David Johnson has served as our Chairman and Chief Executive Officer of Enveric since December 30, 2020. Mr. Johnson also has served on the board of directors and as the Chief Executive Officer of Aquamed Technologies, Inc. since April 2019. Mr. Johnson formerly served on the board of directors and as the President and Chief Executive Officer of Alliqua BioMedical, Inc. from November 2012 until April 2019. Mr. Johnson was formerly President of the ConvaTec Division of Bristol-Myers Squibb, Inc. until 2008 when he orchestrated a sale of the division from its pharmaceutical parent to Avista Capital Partners and Nordic Capital in a deal valued at $4.1 billion. Concurrently, he acquired and integrated the assets of Copenhagen-based Unomedical to expand ConvaTec Inc.’s manufacturing and infrastructure into Europe. From 2008 through 2012, Mr. Johnson served as the Chief Executive Officer of ConvaTec Inc. Prior to his tenure with ConvaTec Inc., Mr. Johnson held several senior positions in the U.S., Europe and Canada with Zimmer Inc., Fisher Scientific, and Baxter Corporation. He served as a member of ConvaTec Inc.’s board of directors and the board of the Advanced Medical Technology Association (AdvaMed), where he chaired the Global Wound Sector Team for four years. Mr. Johnson received an Undergraduate Business Degree in Marketing from the Northern Alberta Institute of Technology in Edmonton, Alberta, Canada, completed the INSEAD Advanced Management Program in Fontainbleau, France, and is a fellow from the Wharton School of the University of Pennsylvania. Mr. Johnson’s extensive experience in the pharmaceutical and biotechnology fields, as well as his executive leadership experience, make him an asset that will serve as a bridge between the board of directors and our executive officers.

John Van Buiten has served as our Chief Financial Officer of Enveric since December 30, 2020. Mr. Van Buiten had served as Chief Financial Officer of Jay Pharma since December 17, 2018 and resigned on January 8, 2020. Mr. Van Buiten is an experienced finance executive with extensive background in public company accounting and financial reporting. He currently serves as a manager at Financial Consulting Strategies, LLC (“FCS”), preparing annual and quarterly SEC filings for clients in a wide range of industries and sizes. Mr. Van Buiten has been employed by FCS since April 2010, and in addition to his position at Enveric, he served as the Chief Financial Officer of Tikkun under contract with FCS. He is a Certified Public Accountant.

Avani Kanubaddi has served as our Chief Operating Officer since December 30, 2020. Mr. Kanubaddi is an entrepreneur and business leader who has a passion for health and healing. From September 2019 through December 2020, Mr. Kanubaddi was the President & Chief Operating Officer of NEXGEL, Inc. (“NEXGEL”), an FDA registered, ISO certified advanced hydrogel manufacturer serving the OTC, cosmetic and medical device markets around the world. At NEXGEL, Mr. Kanubaddi led the rebranding, repositioning and overall strategy for the company to accelerate growth and drive innovation. This included rebranding the company as NEXGEL, branding the company’s unique hydrogels, developing a robust white label catalog, architecting an innovation engine to fill the pipeline with new concepts and guiding the company’s first-ever branded product launches. In addition to NEXGEL, since August 2018, Mr. Kanubaddi has also served as the Senior Partner at IQ/EQ Brand Strategy, where he assists companies in developing “go to market” strategies, branding and naming exercises and new product innovation for consumer, medical device and prescription companies. Prior to his consulting career, from February 2007 to September 2019, Mr. Kanubaddi was the Founder and Chief Executive Officer of Welmedix Healthcare, where he developed innovative skin and wound care solutions to improve health and healing with an eye towards whole person wellness. During his tenure, he led the company to develop three unique brands with patented solutions, gaining distribution in over 20,000 retail outlets, including Walmart, Walgreens, CVS and others. After building some of the fastest growing brands in their respective categories, Welmedix sold its leading brands to a private-equity backed healthcare company. Before his entrepreneurial venture, Mr. Kanubaddi began his 25+ year career in the healthcare industry at two leading companies – Wyeth (now Pfizer) and Bristol Myers Squibb’s ConvaTec Division. While working with market leading brands like Centrum, Advil and Chapstick; medical devices and hospital businesses including Aloe Vesta, DuoDerm and Sur-Fit Natura, Mr. Kanubaddi held positions of increasing responsibility across the functional areas of brand management, sales, new product development and new ventures.

Mr. Kanubaddi holds an MBA from Columbia Business School and BS in Marketing from Miami University. Mr. Kanubaddi also served on the Board of Directors for the Consumer Healthcare Products Association (CHPA), the leading industry trade group for consumer healthcare in the United States.

Dr. Robert Wilkins has served as our Chief Medical Officer since December 30, 2020. Since November 2017, Dr. Wilkins has provided consulting services in areas such as market assessment, business plan development and implementation and clinical and regulatory planning and support to healthcare and life sciences companies ranging from start-ups to Fortune 500 companies through QPS Consulting, LLC, which he founded in November 2017. Dr. Wilkins formerly served as Vice President of Strategy at Battelle Memorial Institute from February 2012 to November 2017, in which capacity he was responsible for management of subsidiaries, spin-outs and venture-class investments. As Vice President of Strategy, Dr. Wilkins oversaw the sale of Bluefin Robotics to General Dynamics and managed the divestiture of several other Battelle Ventures portfolio companies. During his time at Battelle, Dr. Wilkins also served as a member of Battelle’s Growth Council, the Battelle Ventures Advisory Board, the Board of Directors of Hepregen Corporation and the Board of Managers of Armada Power LLC, and he was responsible for creating and leading Battelle’s Corporate Strategy team. From May 2006 until its merger with MID Inc. in May 2011, Dr. Wilkins served as President and Chief Executive Officer of Endovalve Inc., where he managed the product development process and significantly expanded the company’s intellectual property portfolio. Prior to his tenure with Endovalve Inc., Dr. Wilkins served in senior positions with GlucoLight Corporation, Datascope Corp., Physiometrix Inc., Baxter Healthcare, Abbott Laboratories, Vifor Pharma and TIL Medical Ltd. Dr. Wilkins received an MBChB from the University of Manchester and received an FRCA in Anesthesiology from the Royal College of Anaesthetists. Dr. Wilkins’ extensive experience in both product development and business strategy in the pharmaceutical and biotechnology fields will be invaluable to the Company’s development.

Non-Employee Directors

George Kegler has served as a non-employee director of the Company since December 30, 2020. Mr. Kegler was employed by Mallinckrodt Pharmaceuticals from January 2013 to June 2019, serving as the Executive Vice President and Chief Financial Officer, Interim from December 2018 to May 2019, where he had responsibility for the global finance function and was a member of the executive committee, Vice President Finance from November 2016 to November 2018, President Specialty Generics (Interim) and Vice President Finance from July 2016 to October 2016, and Vice President, Finance from January 2013 to June 2016. He has served in various consulting roles since June 2019, which ended in March 2020. Mr. Kegler has 40 years of experience in financial planning and analysis, corporate finance, controllership and business development. Previously Mr. Kegler served as the vice president of commercial finance for various businesses within Mallinckrodt and was also interim president of the company’s specialty generics business. Prior to joining Mallinckrodt, he was the chief financial officer for Convatec a private equity-owned company that was purchased from Bristol-Myers Squibb. He worked in various finance roles within Bristol-Myers Squibb including commercial, International, technical operations, research & development as well as the assistant controller of internal controls. Mr. Kegler holds a bachelor’s degree in accounting from the University of Missouri, an MBA from Saint Louis University and completed the Certified Public Accountant exam in Missouri.

Sol Mayer has served as a non-employee director of the Company since December 30, 2020. Mr. Mayer has served as a member of the board of directors of DropCar, Inc (NASDAQ: DCAR) from 2018 through May of 2020. He has served as President and Chief Executive Officer of Mooney Aviation Company, a private company that manufactures four-place, single-engine and piston-powered aircraft, since 1999. He was a member of the board of directors of Microbot Medical, Inc (NASDAQ: MBOT) from 2014-2017. Prior to that time, he held the position of Chief Executive Officer of, Overseas Trading, a department store wholesaler. Mr. Mayer currently serves as a director of Laniado Hospital, a voluntary, not-for-profit hospital in Netanya, Israel, as well as a director of several private companies. He previously served as a consultant to and director of each of Innovative Food Holdings, a provider of sourcing, preparation and delivery of specialty/fresh food for both professional chefs and consumers, and BlastGard International Inc., which manufactures and markets proprietary blast mitigation materials, in each case, from 2002 until 2016.

Dr. Marcus Schabacker has served as a non-employee director of the Company since December 30, 2020. Since January 2018, Dr. Schabacker has served as president and chief executive officer of the ECRI Institute, a nonprofit organization with 500 employees and an operating budget of $70 million focusing on advancing evidenced-based, effective healthcare globally. Prior to joining ECRI, Dr. Schabacker worked at Baxter Healthcare Corporation, serving as corporate vice president and chief scientific officer from July 2015 to May 2017, chairman of the executive quality council from March 2014 to May 2017, Chief Scientific Officer, Medical Products from July 2014 to July 2015, and Vice President, R&D, Medical Products from March 2011 to July 2014. During his clinical years, and his time as an industry thought leader, Dr. Schabacker was focused on patient safety and enhancing patient care. For over a decade Dr. Schabacker has served on numerous boards of small and midsize companies and organizations, providing management with guidance and expertise to strategically accelerate growth and to build successful and sustainable high performing management teams.

Dr. Schabacker is a board-certified anesthesiologist and intensive care specialist with more than 35 years of healthcare experience in complex global environments, and more than 20 years of senior leadership responsibilities serving the medical device and pharmaceutical industries across the healthcare value chain.

After his medical and academic training at the Medical University of Lubeck, Germany, Dr. Schabacker served as senior medical officer and head of the intensive care and anesthesia department at the Mafikeng General Hospital, North-West Province, South Africa. His work there was part of a humanitarian aid program to support the African National Congress government under Nelson Mandela in the restructuring and buildup of a rural healthcare system in post-apartheid South Africa. Upon his return from Africa, Dr. Schabacker joined the medical device industry and held roles of increasing responsibility in medical affairs, preclinical and clinical development, regulatory affairs, quality, research and development, and patient safety. His experience includes designing, transforming, and leading organizations of up to 4,000 employees across five continents to provide safe and effective products to patients and healthcare providers worldwide.

Dr. Schabacker achieved his board certification in anesthesia and intensive care, as well as a doctorate in medicine, from the Medical University, Lubeck, Germany. He also received certifications in emergency medicine and disaster medicine. He is an affiliate assistant professor at The Stritch School of Medicine at Loyola University Chicago.

Dr. Douglas Lind has served as a non-employee director of the Company since March 17, 2021. Dr. Lind is a co-founder and Managing Partner at Biomark Capital, a Greenwich, CT-based healthcare venture firm. There, his investment focus has included cellular therapy, medical imaging, peripheral vascular disease, and oncology. Dr. Lind has more than 30 years of experience in a variety of life science related professions, ranging from former practicing physician to senior Wall Street equity research analyst at Morgan Stanley. Dr. Lind is a graduate of the University of Iowa College of Medicine. He was a practicing physician in Brookline, Massachusetts. He served as an attending physician at St. Elizabeth’s Hospital in Boston, a major teaching affiliate of Tufts University School of Medicine, where he completed his residency training in Internal Medicine.

Family Relationships

There are no family relationships among our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to them during the year ended December 31 2020.

Corporate Governance

Enveric, with the oversight of the board of directors and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Code of Corporate Conduct and Ethics and Whistleblower Policy

We have adopted a Code of Corporate Conduct and Ethics and Whistleblower Policy that applies to our directors, officers, employees and certain persons performing services for us. The Code of Corporate Conduct and Ethics and Whistleblower Policy addresses, among other things, competition and fair dealing, conflicts of interest, protection and proper use of Company assets, government relations, compliance with laws, rules and regulations and the process for reporting violations of the Code of Corporate Conduct and Ethics and Whistleblower Policy, employee misconduct, improper conflicts of interest or other violations. Our Code of Corporate Conduct and Ethics and Whistleblower Policy is available on our website at www.enveric.com in the “Corporate Governance” section found under the “Investors” tab. We intend to disclose any amendments to, or waivers from, our Code of Corporate Conduct and Ethics and Whistleblower Policy at the same website address provided above.

Board Composition

Our Amended and Restated Certificate of Incorporation and Bylaws provide that our board will consist of such number of directors as determined from time to time by resolution adopted by our Board. The size of our board is currently fixed at five (5) directors. Subject to any rights applicable to any then-outstanding shares of preferred stock, any vacancies or newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority of the directors then in office. Stockholders vote to elect directors with a term then expiring each year at our annual meeting.

We have no formal policy regarding board diversity. Our board believes that each director should have a basic understanding of the principal operational and financial objectives and plans and strategies of the Company, our results of operations and financial condition and relative standing in relation to our competitors. We take into consideration the overall composition and diversity of the board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, we will strive to assemble a board that brings to us a variety of perspectives and skills derived from business and professional experience as we may deem are in our and our stockholders’ best interests. In doing so, we will also consider candidates with appropriate non-business backgrounds.

Director Independence

We are currently listed on the NASDAQ Stock Market and therefore rely on the definition of independence set forth in the NASDAQ Listing Rules (“NASDAQ Rules”). Under the NASDAQ Rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Mr. Kegler, Mr. Mayer, Dr. Schabacker and Dr. Lind have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the NASDAQ Listing Rules.

Board Committees, Meetings and Attendance

From the date of the completion of the Offer until December 31, 2020, the Board held zero meetings (but acted by written consent on one occasion). We expect our directors to attend board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders.

The board delegates various responsibilities and authority to different board committees. Committees regularly report on their activities and actions to the full board. Currently, the board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Committee assignments are re-evaluated annually. Each of these standing committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at www.enveric.com in the “Corporate Governance” section under “Investors.”

The following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David Johnson
George Kegler	Chairman	X	X
Sol Mayer		X	Chairman
Dr. Marcus Schabacker	X	Chairman	X
Dr. Douglas Lind	X

Audit Committee

Our Audit Committee is responsible for, among other matters:

●	approving and retaining the independent auditors to conduct the annual audit of our financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approving audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent auditors and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	recognizing and preventing prohibited non-audit services;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the SEC require to be included in our annual meeting proxy statement.

As of March 30, 2021, the members of our Audit Committee were George Kegler (chairman), Dr. Douglas Lind, and Dr. Marcus Schabacker. Our Board has determined that Mr. Kegler, Dr. Lind and Dr. Schabacker are independent in accordance with NASDAQ Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has also reviewed the education, experience and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Mr. Kegler qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee did not meet from the date of the completion of the Offer until December 31, 2020.

Compensation Committee

Our Compensation Committee is responsible for, among other matters:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the SEC require to be included in our annual meeting proxy statement.

As of March 30, 2021, the members of our Compensation Committee were Dr. Marcus Schabacker (chairman), Sol Mayer and George Kegler. Our Board has determined that Dr. Schabacker, Mr. Mayer and Mr. Kegler are independent in accordance with NASDAQ Rules. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee did not meet from the date of the completion of the Offer until December 31, 2020.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters:

●	evaluating the current composition, organization and governance of the board and its committees, and making recommendations for changes thereto;

●	reviewing each director and nominee annually;

●	determining desired board member skills and attributes and conducting searches for prospective members accordingly;

●	evaluating nominees, and making recommendations to the Board concerning the appointment of directors to board committees, the selection of board committee chairs, proposal of the slate of directors for election to the board, and the termination of membership of individual directors in accordance with the board’s governance principles;

●	overseeing the process of succession planning for the chief executive officer and, as warranted, other senior officers of the Company;

●	developing, adopting and overseeing the implementation of a code of business conduct and ethics; and

●	administering the annual board performance evaluation process.

As of March 30, 2021, the members of our Compensation Committee were Sol Mayer (chairman), Dr. Marcus Schabacker and George Kegler. The Nominating and Corporate Governance Committee did not meet from the date of the completion of the Offer until December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth total compensation paid to the named executive officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
David Johnson(1)	2020	—	100,000	—	100,000
Chairman and Chief Executive Officer	2019	—	—	—	—

John Van Buiten(2)	2020	—	—	—	—
Chief Financial Officer	2019	—	—	102,000	102,000

Avani Kanubaddi(3)	2020	—	60,000	—	60,000
Chief Operating Officer	2019	—	—	—	—

Brent Kelton(4)	2020	250,000	—	—	250,000
Former Chief Executive Officer	2019	250,000	—	—	250,000

Barry Kostiner(5)	2020	200,000	—	—	200,000
Former Chief Financial Officer	2019	200,000	—	—	200,000

Srinidhi (Dev) Devanur	2020	250,000	—	—	250,000
Former Executive Chairman	2019	250,000	—	—	250,000

(1)	Mr. Johnson was appointed as Chairman and Chief Executive Officer on December 30, 2020.

(2)	Mr. Van Buiten was appointed as Chief Financial Officer of Jay Pharma on December 17, 2018 and resigned on January 8, 2020. Mr. Van Buiten was appointed as Chief Financial Officer of the Company on December 30, 2020. Mr. Van Buiten’s compensation is earned through his employment at Financial Consulting Strategies LLC.
(3)	Mr. Kanubaddi was appointed as Chief Operating Officer on December 30, 2020.
(4)	Resigned from such position on December 30, 2020.
(5)	Resigned from such position and began to serve as a consultant on December 30, 2020.

Narrative Disclosure to Summary Compensation Table

Prior to the completion of the Offer, and in connection with the execution of that certain Amalgamation Agreement, dated January 10, 2020, by and among the Company (f/k/a Ameri), Jay Pharma, Jay Pharma Merger Sub, Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative, which predates the Tender Agreement, Jay Pharma entered into an employment agreement with Mr. Johnson, whereby Mr. Johnson would serve as the Chief Executive Officer and Chairman of the Company upon the completion of the Offer (the “Johnson Employment Agreement”). In addition, prior to the completion of the Offer, and to be contingent and effective upon the completion of the Offer, the Company entered into executive employment agreements with Mr. Kanubaddi (the “Kanubaddi Employment Agreement”, and together with the Johnson Employment Agreement, the “Executive Employment Agreements”). In addition, pursuant to the Tender Agreement, on December 29, 2020, the Company entered into a consulting agreement with Barry Kostiner (the “Kostiner Consulting Agreement”), to be effective upon the completion of the Offer.

Johnson Employment Agreement

Pursuant to the Johnson Employment Agreement, dated January 10, 2020, Mr. Johnson serves in the position of Chief Executive Officer and Chairman of the Company following the completion of the Offer. Mr. Johnson is entitled to a base salary of $250,000 and an annual bonus in the amount of $100,000 (provided, however, that if Mr. Johnson’s position is changed such that he no longer serves as Chief Executive Officer and only serves as Chairman of the Company, he will only be entitled to a base salary of $100,000 beginning with the first day of the month following such change). Mr. Johnson is also eligible to receive annual performance bonuses based on satisfaction of performance criteria/financial results, as determined by the board of directors of the Company in its sole discretion. Within 30 days after the completion of the Offer, Mr. Johnson will be granted an award of restricted stock units that represent, in the aggregate, 5% of the Company’s issued and outstanding common stock determined on a fully diluted basis as of the date of grant. Mr. Johnson will also be eligible to receive additional equity awards, as determined by the Company in its sole discretion.

Under the terms of the Johnson Employment Agreement, Mr. Johnson’s employment may be terminated by either the Company or Mr. Johnson at any time and for any reason with 30 days’ advance written notice. Upon termination of Mr. Johnson’s employment, Mr. Johnson will receive (i) his fully earned but unpaid base salary through the date of termination, (ii) any accrued and unpaid time off or similar pay to which Mr. Johnson is entitled as a matter of law or Company policy, (iii) any amounts due to Mr. Johnson under the terms of the benefit plans, and (iv) any unreimbursed expenses properly incurred prior to the date of termination (the “Johnson Accrued Obligations”).

If the Company terminates Mr. Johnson’s employment for cause (as defined below) or Mr. Johnson resigns without good reason (as defined below), the Company, at its sole discretion, may shorten the notice period and determine the date of termination without any obligation to pay any additional compensation other than the Johnson Accrued Obligations and without triggering a termination of Mr. Johnson’s employment without cause. If the Company terminates Mr. Johnson’s employment without cause or Mr. Johnson resigns for good reason at any time, Mr. Johnson is entitled to the following severance payments and benefits: (i) his full annual base salary less applicable deductions and withholdings; plus (ii) any earned but unpaid annual bonus and performance bonus, if any, for the year of the termination.

The Johnson Employment Agreement also contains certain standard non-solicitation, non-disparagement and confidentiality requirements for Mr. Johnson.

Kanubaddi Employment Agreement

Pursuant to the Kanubaddi Employment Agreement, dated December 2, 2020, Mr. Kanubaddi serves in the position of Chief Operating Officer of the Company following the completion of the Offer. Mr. Kanubaddi is entitled to a base salary of $295,000 and a closing bonus in the amount of $60,000. Mr. Kanubaddi is also eligible to receive annual performance bonuses of up to 50% of his base salary based on satisfaction of performance criteria/financial results, as determined by the board of directors of the Company in its sole discretion. Within 30 days after the completion of the Offer, Mr. Kanubaddi will be granted an award of restricted stock units that represent, in the aggregate, 3% of the Company’s issued and outstanding common stock determined on a fully diluted basis as of the date of grant. Mr. Kanubaddi will also be eligible to receive additional equity awards, as determined by the Company in its sole discretion.

Under the terms of the Kanubaddi Employment Agreement, Mr. Kanubaddi’s employment may be terminated by either the Company or Mr. Kanubaddi at any time and for any reason with 30 days’ advance written notice. Upon termination of Mr. Kanubaddi’s employment, Mr. Kanubaddi will receive (i) his fully earned but unpaid base salary through the date of termination, (ii) any accrued and unpaid time off or similar pay to which Mr. Kanubaddi is entitled as a matter of law or Company policy, (iii) any amounts due to Mr. Kanubaddi under the terms of the benefit plans, and (iv) any unreimbursed expenses properly incurred prior to the date of termination (the “Kanubaddi Accrued Obligations”).

If the Company terminates Mr. Kanubaddi’s employment for cause (as defined below) or Mr. Kanubaddi resigns without good reason (as defined below), the Company, at its sole discretion, may shorten the notice period and determine the date of termination without any obligation to pay any additional compensation other than the Kanubaddi Accrued Obligations and without triggering a termination of Mr. Kanubaddi’s employment without cause. If the Company terminates Mr. Kanubaddi’s employment without cause or Mr. Kanubaddi resigns for good reason at any time, Mr. Kanubaddi is entitled to the following severance payments and benefits: (i) his full annual base salary less applicable deductions and withholdings; plus (ii) any earned but unpaid performance bonus, if any, for the year of the termination.

The Kanubaddi Employment Agreement also contains certain standard non-solicitation, non-disparagement and confidentiality requirements for Mr. Kanubaddi.

For purposes of the Executive Employment Agreements:

“Cause” shall mean a termination of employment because of (i) the executive’s failure or refusal to perform the duties of the executive’s position in a manner causing material detriment to the Company; (ii) the executive’s willful misconduct with regard to the Company or its business, assets or executives (including, without limitation, his fraud, embezzlement, intentional misrepresentation, misappropriation, conversion or other act of dishonesty with regard to the Company; (iii) the executive’s commission of an act or acts constituting a felony or any crime involving fraud or dishonesty as determined in good faith by the Company; (iv) the executive’s breach of a fiduciary duty owed to the Company; (v) any material breach of the employment agreement or any other agreement with the Company; or (vi) any injury, illness or incapacity which shall wholly or continuously disable the executive from performing the essential functions of the executive’s position for any successive or intermittent period of at least 12 months.

“Good reason” shall mean a termination of employment because of: (i) a materially adverse diminution in the execution’s role or responsibilities without the executive’s consent, provided that the parties to the employment agreement agree that it shall not be considered a diminution in the executive’s role or responsibilities if he ceases serving as Chief Executive Officer provided he remains Chairman; or (ii) any material breach of the employment agreement by the Company or any other agreement with the executive.

The foregoing descriptions of the Executive Employment Agreements does not purport to be complete and is qualified entirely by reference to the full text of the Executive Employment Agreements, with the Johnson Employment Agreement, the Kanubaddi Employment Agreement and the Kostiner Consulting Agreement attached hereto as Exhibits 10.17, 10.18 and 10.20, respectively, which in each case is incorporated by reference herein.

Terms of John Van Buiten’s Employment.

Pursuant to the Consulting and Advisory Agreement, dated as of December 19, 2018, as amended by and between Enveric and Financial Consulting Strategies LLC (“FCS”), Mr. Van Buiten served as Chief Financial Officer of Jay Pharma Inc. Pursuant to the consulting agreement, FCS provided certain financial services for a fee of $8,500 per month for each month Mr. Van Buiten served as Chief Financial Officer. As such, Mr. Van Buiten’s compensation was earned through his employment at FCS. Mr. Buiten resigned as Chief Financial Officer on January 8, 2020 and was re-appointed on December 30, 2020.

The consulting agreement may be terminated with 30 days’ written notice by Enveric or FCS. The agreement with FCS also contains certain confidentiality requirements for FCS and Mr. Van Buiten.

Independent Contractor Agreement with David Johnson

Jay Pharma entered into an independent contractor agreement with Mr. Johnson on January 2, 2020. Pursuant to the agreement, Mr. Johnson provided certain consulting services in connection with the Offer beginning on January 1, 2020 through the completion of the Offer. Mr. Johnson was entitled to (i) $15,000 per month, and (ii) $100,000 on the closing date. The agreement was terminable by Jay Pharma and Mr. Johnson for any reason upon 30 days’ written notice.

Kostiner Consulting Agreement

Pursuant to the Kostiner Consulting Agreement, dated December 29, 2020, Mr. Kostiner will serve as a consultant to the Company following the completion of the Offer for a period of 12 months following the closing of the Offer. Mr. Kostiner will be entitled to a total compensation of $120,000 (the “Fee”) under the Kostiner Consulting Agreement, payable in monthly installments of $10,000.

Under the terms of the Kostiner Consulting Agreement, Mr. Kostiner’s consulting services may be terminated by either the Company or Mr. Kostiner at any time and for any reason. In the event that either Mr. Kostiner or the Company terminates the Kostiner Consulting Agreement prior to the end of the term thereof, the Company will continue to make monthly payments of $10,000 to Mr. Kostiner until the full amount of the Fee has been paid.

The Kostiner Consulting Agreement also contains certain standard non-solicitation, non-disparagement and confidentiality requirements for Mr. Kostiner.

Devanur Employment Agreement

On December 11, 2018, in connection with the appointment of Mr. Devanur as Executive Chairman, the Company and Mr. Devanur entered into an amended and restated employment agreement (the “Devanur Employment Agreement”), pursuant to which the Company agreed to pay Mr. Devanur a base salary of $250,000 per year. The term of the Devanur Employment Agreement was initially for three years. Additionally, Mr. Devanur was eligible to earn a bonus of up to 100% of his base salary upon the achievement of pre-established performance targets set by the board of directors.

Kostiner Employment Letter

On October 17, 2018, pursuant to an employment letter (the “Kostiner Employment Letter”), Mr. Kostiner received an annual base salary of $200,000 and be eligible for bonus payments of up to an aggregate of $50,000 as determined by our board of directors, based on meeting and exceeding mutually agreed upon annual performance goals. Additionally, Mr. Kostiner received an option to purchase 6,000 shares of common stock with an exercise price based on the closing price of our common stock on the grant date and expiring on the fifth anniversary of the grant date. The option vests in thirds on each of the first through third anniversaries of October 17, 2018, the grant date.

The Kostiner Employment Letter had a term lasting through December 31, 2019, subject to automatic one-year renewals thereafter, unless the Company or Mr. Kostiner delivered written notice of non-renewal to the other party at least 60 days prior to the relevant renewal date. In addition, the Kostiner Employment Letter was subject to early termination by him or the Company in accordance with the terms of the Kostiner Employment Letter. The Kostiner Employment Letter also contained covenants restricting Mr. Kostiner from soliciting the Company’s employees or customers for a period of two years after the termination of Mr. Kostiner’s employment with the Company, and prohibiting him from disclosure of confidential information regarding the Company at any time.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, there were no outstanding equity awards that have been previously awarded to each of our named executive officers and which remained outstanding.

Potential Payments Upon Termination of Employment or Change in Control

None of our named executive officers has a contract in place for termination or change in control payments.

Director Compensation

The following table presents the total compensation for each person who served as a member of our board of directors during the fiscal year ended December 31, 2020. Other than set forth in the table and described more follow below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our board of directors in 2020.

Name	Fees earned or paid in cash ($)	Equity awards ($)	Total ($)
Srinidhi “Dev” Devanur	—	—	—
Dimitrios J. Angelis	120,000	—	120,000
Carmo Martella	120,000	—	120,000
Thoranath Sukumaran	120,000	—	120,000
George Kegler	—	—	—
Sol Mayer	—	—	—
Marcus Schabacker	—	—	—
Douglas Lind	—	—	—

Incentive Plans

Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan

Pursuant to the Tender Agreement, effective as of the effective time of the Offer, the Company adopted the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”). The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights and other awards which may be granted singly, in combination or in tandem, and which may be paid in shares of Common Stock.

The foregoing description of the 2020 Plan does not purport to be complete and is qualified entirely by reference to the full text of the 2020 Plan, which is attached hereto as Exhibit 10.21 and is incorporated by reference herein.

In connection with the 2020 Plan, the Board adopted a form of Restricted Stock Unit Award Agreement, which is attached hereto as Exhibit 10.22 and is incorporated by reference herein. Restricted stock units granted to participants pursuant to the Restricted Stock Unit Award Agreement may be converted into the number of shares of Common Stock equal to the number of restricted stock units, with each restricted stock unit to represent a notional share of Common Stock, with a value equal to the fair market value of a share of common stock at any time.

Ameri 2015 Equity Incentive Award Plan

On April 20, 2015, the Ameri board of directors and the holder of a majority of the outstanding shares of Ameri’s common stock approved the adoption of the 2015 Equity Incentive Award Plan (the “Ameri Equity Plan”) and a grant of discretionary authority to the executive officers to implement and administer the Ameri Equity Plan. The Ameri Equity Plan allowed for the issuance of up to 2,000,000 shares of Ameri common stock for award grants (all of which can be incentive stock options). The Ameri Equity Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The Ameri 2015 Equity Incentive Plan was terminated in accordance with the completion of the Offer.

Equity Compensation Plan Information

The following table provides information regarding the weighted-average exercise price of options issued by Enveric as of December 31, 2020. Such issuances were approved by Enveric’s board of directors outside of an equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	929,765	$1.53	—
Total	929,765	$1.53	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the names and number of common shares beneficially owned as of March 29, 2021 (including shares of common stock issuable within sixty (60) days of that date upon exercise or conversion of securities that entitle the holders thereof to obtain common stock upon exercise or conversion in accordance with the terms thereof) by (i) those persons who are known to us to be the beneficial owner(s) of more than five percent (5%) of our common stock, (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Enveric Biosciences, Inc., 4851 Tamiami Trail N, Suite 200, Naples, FL 34103. As of March 29, 2021, there were 19,450,507 shares of common stock of the Company outstanding.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares Outstanding
Directors and Officers
David Johnson	-		*	%
Avani Kanubaddi	-		*	%
John Van Buiten	-		*	%
George Kegler	-		*	%
Marcus Schabaker	-		*	%
Sol Mayer	-		*	%
Douglas Lind	-		*	%
All directors and officers as a group of seven (7) persons	-		*	%
Five Percent (5%) Stockholders
Alpha Capital Anstalt	2,159,220	(1)	9.99%
David Stefansky	1,288,816	(2)	6.56%
TO Pharmaceuticals	2,299,001	(3)	11.82%

* Represents less than 1%

(1)	The address of Alpha Capital Anstalt is Lettstrasse 32, FL-9490 Vaduz, Furstentums, Liechtenstein. Alpha Capital Anstalt is the beneficial owner of 2,159,220 shares of Common Stock including (i) 513 shares of Common Stock and (ii) 2,158,707 shares of Common Stock underlying warrants that are currently exercisable. Nicola Feuerstein, Director of Alpha Capital Anstalt, exercises voting power and dispositive power over such shares of Common Stock. As of March 29, 2021, Alpha Capital Anstalt owns additional warrants that would be exercisable up to 1,500,440 additional shares of Common Stock, except for a limitation set forth in the warrant agreements that restricts Alpha Capital Anstalt’s ability to exercise the warrants if such exercise would result in Alpha Capital Anstalt (including its affiliates) owning more than 9.99% of the Company’s currently outstanding number of shares of Common Stock. Thus, the number of shares of the Company’s Common Stock beneficially owned by Alpha Capital Anstalt as of March 29, 2021 was 2,159,220, which represents 9.99% beneficial ownership of the 19,449,975 shares of the Common Stock of the Company that were outstanding as of March 29, 2021.

(2)	The address of David Stefansky and Bezalel Partners, LLC is 265 E. 66th St., Apt. 6C, New York, NY 10065. Includes (i) 931,855 shares of Common Stock held through Bezalel Partners, LLC (“Bezalel”), (ii) 150,836 shares of Common Stock held by Mr. Stefansky, and (iii) options held by Mr. Stefansky to purchase up to 206,125 shares of Common Stock that are currently exercisable. Mr. Stefansky is the natural person with voting and dispositive power over shares of Bezalel and is deemed to have beneficial ownership of the shares held by Bezalel.

(3)	Based on a Schedule 13G filed February 10, 2021 by TO Pharmaceuticals LLC and TOP Invest LLC. The address of TO Pharmaceuticals and TOP Invest LLC is TO Pharmaceuticals, 77 Water St., 8th Floor, New York, New York 10005. According to the Schedule 13G, TO Pharmaceuticals LLC and TOP Invest LLC each have sole voting power and sole dispositive power with respect to 2,299,001 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions occurring since January 1, 2020 and any currently proposed transactions to which Jay Pharma was a party and in which:

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000, or (ii) 1% of the average of Jay Pharma’s total assets at December 31, 2019 and December 30, 2020; and
●	a director, executive officer, holder of more than 5% of Jay Pharma’s outstanding capital stock, or any member of such person’s immediate family had or will have a direct or indirect material interest, excluding compensation arrangements described above.

Employment and Consulting Agreements

Independent Contractor Agreement with Barry Kostiner

Jay Pharma and Barry Kostiner entered into an independent contractor agreement on January 10, 2020 (the “January Agreement”). Pursuant to the January Agreement, Mr. Kostiner agreed to provide consulting services to Jay Pharma effective December 1, 2019. The January Agreement was terminated effective April 30, 2020. Mr. Kostiner earned $10,000 per month over the term of the January Agreement.

Agreements with Tikkun

Assignment and Assumption Agreements

On January 10, 2020, Jay Pharma entered into two assignment and assumption agreements, pursuant to which, upon the satisfaction of all closing conditions to the Offer, affiliates of Tikkun would assign to Jay Pharma all of such affiliates’ in-licensed and developed rights based on certain Amended and Restated Sublicense Agreements, effective January 12, 2018, pursuant to which Jay Pharma entered into two in-licensing U.S. and rest of world rights to the limited pharmaceutical business (including cancer) from TOP and TOCI, respectively, each as amended by a First Amendment entered January 10, 2020, with:

(i) TOP and Tikkun regarding all of Tikkun’s (i) in-licensed rights and obligations to commercialize pharmaceutical products related to GVHD under the relevant Sublicense in the U.S. and (ii) certain skincare business and all of Tikkun’s rights related thereto as of the January 10, 2020 effective date. Jay Pharma agreed to issue 8,288,006 common shares of Jay Pharma to Tikkun in exchange for these rights; and

(ii) TOCI and Tikkun regarding all of Tikkun’s in-licensed rights and obligations to commercialize pharmaceutical products related to GVHD under the relevant sublicense anywhere in the world outside the U.S. Jay Pharma agreed to issue 2,072,001 common shares of Jay Pharma to Tikkun in exchange for these rights.

On August 12, 2020, Jay Pharma and the applicable Tikkun affiliates entered into the First Amendment to the Tikkun Agreements, pursuant to which all references to the Original Amalgamation Agreement and the amalgamation were revised to be references to the Tender Agreement and the Offer, as applicable.

On October 2, 2020, Jay Pharma and the applicable Tikkun affiliates entered into the Second Amendment to the Tikkun Agreements, pursuant to which the effective date of the transactions was revised to occur as of October 2, 2020.

License Agreement

Jay Pharma, TO LLC and TOH entered into a license agreement dated on January 10, 2020, pursuant to which Jay Pharma would acquire certain in-licensed and owned intellectual property rights related to the cannabis products in the United States (presently excluding the state of New York) from TO LLC and TOH, each of which is an affiliate of TO Holdings, in exchange for royalty payments of (i) four percent (4.0%) of net sales of OTC cancer products made via consumer channels; (ii) five percent (5.0%) of net sales of beauty products made via consumer channels; and (iii) three percent (3.0%) of net sales of OTC cancer products made via professional channels, along with a minimum net royalty payment starting in January 1, 2022 and progressively increasing up to a cap of $400,000 maximum each year for the first 10 years, then $600,000 maximum each year for the next 5 years, and an annual maximum cap of $750,000 each year thereafter during the term of the agreement. The licensed intellectual property rights relate to beauty products and OTC cancer products, and branding rights related thereto. The beauty products include any topical or transdermal cannabis-containing or cannabis-derived (including hemp-based) skin care or body care beauty products, and the OTC cancer products means any cancer-related products, in each case excluding those regulated as a drug, medicine, or controlled substance by the FDA or any other relevant governmental authority, such as the USDA.

On August 12, 2020, Jay Pharma, TO LLC and TOH entered into the First Amendment to the License Agreement, pursuant to which all references to the Original Amalgamation Agreement and the amalgamation were revised to be references to the Tender Agreement and the Offer, as applicable.

On October 2, 2020, Jay Pharma, TO LLC and TOH entered into the Second Amendment to the License Agreement, pursuant to which the effective date of the transactions was revised to occur as of October 2, 2020.

Agreements with Alpha

Alpha Bridge Loan

At the signing of the Original Amalgamation Agreement, Jay Pharma issued the Original Note to Alpha, dated as of January 10, 2020, pursuant to which Alpha loaned $1,500,000 to Jay Pharma in connection with, and as a condition to, the Original Amalgamation Agreement. The Original Note was amended on June 23, 2020 (as discussed further below) to reflect an additional investment of $500,000, resulting in a total principal amount of $2,000,000 (the “Second Note Amendment”). The Original Note was further amended on August 12, 2020 (as discussed further below), to account for the termination of the Original Amalgamation Agreement and the change in the structure of the transaction from an amalgamation to a stock-for-stock exchange offer (the “Third Note Amendment”). The terms described in the following paragraphs reflect the terms of the Original Note as amended by the Second Note Amendment and the Third Note Amendment. The Note was secured, pursuant to the Security Agreement, by all of the assets of Jay Pharma. The Note carried an annual interest rate of 7%, calculated daily.

Upon the closing of the Offer, the Note was converted into the right to receive 2,473,848 common shares of Jay Pharma and warrants to purchase 2,333,970 common shares of Jay Pharma at an exercise price of $1.03 per share immediately prior to the Offer. In connection with the Offer, such common shares and warrants of Jay Pharma acquired by Alpha upon conversion of the Note were converted into the right to receive (i) 547,278 shares of Series B Preferred Stock that are convertible into up to 547,278 shares of Common Stock, after giving effect to the Reverse Stock Split, and (ii) warrants to purchase up to 516,333 shares of Common Stock at an exercise price of $4.64 per share, after giving effect to the Reverse Stock Split,

Jay Pharma was obligated by certain covenants set forth in the Note, including, but not limited to, the obligation (i) to provide certain financial information, (ii) to use the proceeds in a specifically agreed to manner, (iii) to not incur any new indebtedness other than as allowed under the terms of the Note, (iv) to not enter into any business, except those in which Jay Pharma is already engaged or that are reasonably related thereto, (v) to not make any distributions to its shareholders or creditors, (vi) to not make any changes to its capital structure, authorize or issue any equity interest of Jay Pharma, and (vii) to not take or suffer any act not permitted under the Tender Agreement.

Events of default under the Note included, but were not limited to, (i) breaches of representations and warranties made by Jay Pharma, in the Note or the Security Agreement, (ii) breaches of covenants made by Jay Pharma, (iii) bankruptcy and insolvency of Jay Pharma, and (iv) the failure to consummate the Offer by a certain date.

The Note and the Security Agreement also provided certain customary representations and warranties of Jay Pharma. If the Tender Agreement had been terminated without Alpha’s prior written consent and without meeting certain other conditions in the Tender Agreement, Jay Pharma would have been required to repay the entire outstanding principal balance of the Note plus all accrued and unpaid interest thereon and any other sums payable to Alpha directly in connection with the Note.

First Note Amendment

On May 6, 2020, Jay Pharma and Alpha entered into the First Note Amendment. The First Note Amendment revised the maturity date of the Note. Prior to the First Note Amendment, the maturity date of the Note was the earlier of (i) July 6, 2020 and (ii) an event of default that accelerates the maturity of the Note. Following the First Note Amendment, the maturity date of the Note was revised to be the earlier of (i) September 30, 2020 and (ii) an event of default that accelerates the maturity of the Note. The First Note Amendment also revised the event of default regarding a failure of the amalgamation to be consummated by March 31, 2020 to extend such date to September 30, 2020.

Second Note Amendment

On June 23, 2020, Jay Pharma and Alpha entered into the Second Note Amendment. The Second Note Amendment revised the principal amount of the Note from $1,500,000 to $2,000,000, which was deemed advanced as the of date of the Second Note Amendment. The rights and securities granted to Alpha under the terms of the Note were extended to the additional $500,000 advance contemplated by the Second Note Amendment pursuant to the terms of the Second Note Amendment.

Third Note Amendment

On August 12, 2020, Jay Pharma and Alpha entered into the Third Note Amendment. The Third Note Amendment extended the maturity date to be the earlier of (a) January 1, 2021 and (b) an event of default that accelerates the maturity of the Note. The Third Note Amendment also revised the Note to account for the change in structure from an amalgamation to a stock-for-stock exchange offer. As a result, references to the Original Amalgamation Agreement and the amalgamation were revised to be references to the Tender Agreement and the Offer. The Third Note Amendment also revised the event of default regarding a failure of the amalgamation to be consummation by March 31, 2020 to be an event of default if the Offer was not completed by January 1, 2021.

Series B Warrants

Upon the completion of the Offer, the Company provided Alpha with the Series B Warrants to purchase the number of pre-reverse stock split shares of common stock of the Company equal to the product of (i) 8,100,000 and (ii) the Exchange Ratio of 0.8849 at an exercise price of $0.01 to Alpha, as set forth in, and pursuant to the terms of, the Series B Common Stock Purchase Warrant. The Series B Warrants had a five-year term beginning on the 90th day after the later of the last day of the lock-up/leak-out period. If Alpha chooses to exercise the Series B Warrants, Alpha may elect, at its own option, to exercise the Series B Warrants on a cashless basis. Alpha may not exercise the Series B Warrants to the extent such exercise would result in Alpha and its affiliates owning more than 9.99% of the Company. The number of shares issuable under the terms of the Series B Common Stock Purchase Warrant are adjustable for stock dividends and splits. Additionally, Alpha shall have the right to participate in subsequent rights offerings or pro rata distributions with respect to the equity of the Company or any fundamental transaction involving the Company as more fully described in the Series B Common Stock Purchase Warrant.

Alpha Investment

At the signing of the Original Amalgamation Agreement, Alpha entered into the Original Alpha Securities Purchase Agreement, pursuant to which Alpha agreed, subject to the terms and conditions thereof, to purchase common shares of Jay Pharma and Jay Pharma Series A Warrants to purchase Jay Pharma’s common shares for an aggregate total purchase price of $3,500,000. The Alpha Securities Purchase Agreement was amended on August 12, 2020 (as discussed further below), to account for the termination of the Original Amalgamation Agreement and the change in the structure of the transaction from an amalgamation to a stock-for-stock exchange offer (the “Third Alpha SPA Amendment”). The terms described in the following paragraphs reflect the terms of the Alpha Securities Purchase Agreement as amended by the Third Alpha SPA Amendment.

The closing of the Alpha Investment is conditioned upon the satisfaction or waiver of the conditions set forth in the Tender Agreement. The obligations of Alpha under the Alpha Securities Purchase Agreement in connection with the closing of the Alpha Investment are also subject to the condition that, from the date of the Alpha Securities Purchase Agreement to the date of closing of the Alpha Investment, trading in Ameri’s common stock shall not have been suspended by the SEC or NASDAQ, and, at any time prior to the closing date of the Alpha Investment, trading in securities generally as reported by Bloomberg L.P. shall not have been suspended or limited, or minimum prices shall not have been established on securities whose trades are reported by such service, or on any trading market, nor shall a banking moratorium have been declared either by the U.S. or New York State authorities.

The Alpha Securities Purchase Agreement provides certain customary covenants, conditions, representations and warranties, and other agreements by and between Jay Pharma and Alpha. In addition, Jay Pharma has agreed to use commercially reasonable efforts to complete the Offer, and as a condition to closing of the Offer, to cause Ameri to assume all of Jay Pharma’s obligations under the warrants and the Securities Purchase Agreement.

Pursuant to the terms of the Alpha Securities Purchase Agreement, from the closing date of the Offer until 120 days thereafter, Jay Pharma agreed to not permit or allow Ameri or any of its subsidiaries to issue, enter into agreement to issue, or announce the issuance or proposed issuance of any shares of Ameri common stock. Additionally, for a period of 18 months following the closing date of the Offer, Ameri is prohibited from effecting or entering into an agreement to effect any issuance by Ameri or any of its subsidiaries of their respective common stock or common stock equivalent involving a variable rate transaction. A “variable rate transaction” means a transaction in which Ameri (i) issues or sells any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of common stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to the business of Ameri or the market for the common stock, or (ii) enters into, or effects a transaction under, any agreement, including, but not limited to, an equity line of credit, whereby Ameri may issue securities at a future determined price. Additionally, from the closing date of the Offer until such time as Alpha holds less than one-fifth of the shares issued in connection with the Alpha Investment, Alpha will hold certain anti-dilution rights outlined in the Alpha Securities Purchase Agreement.

Upon the closing of the Alpha Investment under the Alpha Securities Purchase Agreement immediately prior to the Offer, Alpha received approximately 3,500,954 common shares of Jay Pharma and Jay Pharma Series A Warrants to purchase 3,500,954 common shares of Jay Pharma at an exercise price of $1.03 per common share (the “Alpha Investment Securities”). In connection with the Offer, such common shares and warrants of Jay Pharma acquired by Alpha in the Alpha Investment were converted into, as applicable, the right to receive (i) 774,499 shares of Series B Preferred Stock that are convertible into up to 774,499 shares of Common Stock, after giving effect to the Reverse Stock Split, and (ii) warrants to purchase up to 774,499 shares of Common Stock at an exercise price of $4.64 per share, after giving effect to the Reverse Stock Split. The Company warrants will be immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of Company common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company common stock and the exercise price. The Series B Preferred Stock of the Company and the warrants to purchase Company common stock to be issued to Alpha are convertible or exercisable, as applicable, subject to a 9.99% beneficial ownership blocker.

First Amendment to Alpha Securities Purchase Agreement

On June 23, 2020, Jay Pharma and Alpha entered into the Second Note Amendment. The Second Note Amendment also amended the Alpha Securities Purchase Agreement to reduce the amount of the investment in Jay Pharma’s common shares and Jay Pharma Series A Warrants from $3,500,000 to $3,000,000.

Second Amendment to Alpha Securities Purchase Agreement

On August 12, 2020, Jay Pharma and Alpha entered into a second amendment to the Alpha Securities Purchase Agreement (the “Second Alpha SPA Amendment”). The Second Alpha SPA Amendment revised the formula regarding the securities to be issued to Alpha in connection with the closing of the amalgamation to match the formula set forth in the Original Amalgamation Agreement. Additionally, the Second Alpha SPA amended the termination rights under the Alpha Securities Purchase Agreement to extend the termination date from July 7, 2020 to September 30, 2020.

Third Amendment to Alpha Securities Purchase Agreement

On August 12, 2020, Jay Pharma and Alpha entered into a third amendment to the Alpha Securities Purchase Agreement (the “Third Alpha SPA Amendment”). The Third Alpha SPA Amendment revised the references to the Original Amalgamation Agreement and amalgamation to be references to the Tender Agreement and the Offer, as applicable, in order to account for the change in transaction structure from an amalgamation to a stock-for-stock exchange offer. Additionally, the Third Alpha SPA Amendment amended the termination rights under the Alpha Securities Purchase Agreement to extend the termination date from September 30, 2020 to January 1, 2021.

Company Warrants

As noted above, in connection with conversion of the Note and the closing of the Alpha Investment, which occurred immediately prior to the closing of the Offer, Alpha received warrants to purchase common shares of Jay Pharma. Further, as noted above, in connection with the Offer and pursuant to the terms of the Tender Agreement and the Alpha Exchange Agreement, these warrants were exchanged for Company warrants to purchase pre-reverse stock split shares of Company common stock equal to the number of common shares of Jay Pharma underlying such outstanding Jay Pharma warrants multiplied by the Exchange Ratio, with the exercise price of such converted warrants determined by dividing the exercise price of the Jay Pharma warrant by the Exchange Ratio. The Company warrants will be immediately exercisable and will expire on the fifth anniversary of the original issuance date. The exercise price and number of shares of Company common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting Jay Pharma common stock and the exercise price.

If, at the time Alpha exercises its Company common stock warrants, a registration statement registering the issuance of the shares of Company common stock underlying the Company common stock warrants under the Securities Act is not then available for the issuance of such shares, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the aggregate exercise price, Alpha may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Company common stock determined according to a formula set forth in the Company common stock warrants.

Alpha (together with its affiliates) may not exercise any portion of the Company common stock warrant to the extent that Alpha would own more than 9.99% of the outstanding Company common stock immediately after exercise; provided, however, that upon notice to the Company, Alpha may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99% and any increase in the beneficial ownership limitation will not be effective until 61 days following notice of such increase from Alpha to the Company.

If the Company, at any time while the Company common stock warrant is outstanding, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise dispose of or issue (or announce any offer, sale, grant or any option to purchase or other disposition) any Company common stock (or common stock equivalents), at an effective price per share less than the exercise price then in effect, then simultaneously with the consummation (or, if earlier, the announcement) of each such dilutive issuance, the exercise price will be reduced to equal the exercise price then in effect, subject to certain exceptions, which includes issuance of securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company and not for the primary purpose of raising capital.

In the event of a fundamental transaction, as described in the common warrants and generally including any reorganization, recapitalization or reclassification of the Company’s common stock, the sale, transfer or other disposition of all or substantially all of Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the Company’s outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company’s outstanding common stock, Alpha will be entitled to receive upon exercise of such warrants the kind and amount of securities, cash or other property that Alpha would have received had they exercised the Company’s common stock warrants immediately prior to such fundamental transaction.

Nominal Share Purchase Agreement

In connection with the Offer, Jay Pharma entered into a series of assignment and assumption agreements with a third party, Tikkun Pharma, Inc. (“Tikkun”), pursuant to which Tikkun assigned to Jay Pharma all of Tikkun’s (i) rights to certain skin care treatment assets and (ii) intellectual property rights to certain formulations for the development of therapeutic candidates for the prevention, management and treatment of graft versus host disease (GVHD) in exchange for an aggregate of 10,360,007 common shares of Jay Pharma, which were issued in October 2020.

Because Alpha required additional shares of the Company, at no or a nominal cost, for Alpha to consummate the Alpha Bridge Loan and the Alpha Investment at the planned valuation, Alpha entered into an agreement with Tikkun pursuant to which, immediately following such assignment, but prior to the Offer, Tikkun sold 7,774,463 of these common shares of Jay Pharma to Alpha for the nominal aggregate purchase price of $10.00 (the “Alpha Nominal Shares”), leaving Tikkun with 2,585,544 common shares of Jay Pharma (the “Tikkun Shares”). In connection with the Offer, the Tikkun Shares were converted into the right to receive 571,987 shares shares of common stock of the Company, after giving effect to the Reverse Stock Split, and the Alpha Nominal Shares were converted into the right to receive 1,719,906 shares of Series B Preferred Stock of the Company that are convertible into up to 1,719,906 shares of common stock of the Company, after giving effect to the Reverse Stock Split.

Alpha December Investment

On December 4, 2020, Jay Pharma and Alpha executed a securities purchase agreement whereby Alpha purchased an additional 1,000,000 common shares of Jay Pharma and warrants to purchase 500,000 common shares of Jay Pharma at an exercise price of $0.30 per share for an aggregate purchase price of $300,000 (the “Alpha December Investment”). In connection with the Offer, such shares were exchanged for 221,225 shares of Common Stock, and such warrants were exchanged for warrants to purchase 110,613 shares of common stock of the Company at $1.36 per share.

Securities Exchange Agreements

Option Exchange Agreements

Pursuant to the terms of the Tender Agreement, prior to the closing of the Offer, the Company entered into exchange agreements with each of the holders of Jay Pharma options (the “Option Exchange Agreements”). Pursuant to the terms of the Option Exchange Agreements, each outstanding Jay Pharma option was exchanged for Company options to purchase a number of shares of Company common stock equal to the Exchange Ratio on substantially the same terms as those contained in the stock option plan of the Company, and each such Jay Pharma option was cancelled. The exercise price for each share of Company common stock underlying a Company option was equal to the exercise price per share of Jay Pharma common stock under the Jay Pharma option in effect immediately prior to the completion of the Offer, as adjusted to reflect the reverse stock split and Exchange Ratio and applicable currency exchange ratio. Jay Pharma and Ameri intended that the exchange of all Jay Pharma options for Resulting Issuer options would occur on a rollover basis pursuant to subsection 7(1.4) of the Tax Act and that any relevant adjustments to the exercise price of the Company options would be made to reflect this intention, and that the foregoing treatment of Jay Pharma options was fair and reasonable in light of the circumstances of the transaction.

Warrant Exchange Agreements

Pursuant to the terms of the Tender Agreement, prior to the closing of the Offer, the Company entered into exchange agreements with the holders of Jay Pharma warrants (the “Warrant Exchange Agreements”). Pursuant to the terms of the Warrant Exchange Agreements, each outstanding Jay Pharma warrant was exchanged for Company warrants to purchase the number of shares of Company common stock equal to the Exchange Ratio on substantially economically equivalent terms and each such Jay Pharma warrant shall be cancelled. The exercise price for each share of Company common stock underlying a Company warrant will be equal to the exercise price per share of Jay Pharma common stock under the Jay Pharma warrant in effect immediately prior to the completion of the Offer, as adjusted to reflect the proposed reverse stock split and Exchange Ratio and the applicable currency exchange ratio.

Alpha Exchange Agreement

Pursuant to the terms of the Tender Agreement, prior to the closing of the Offer, the Company entered into an exchange agreement with Alpha (the “Alpha Exchange Agreement” and, together with the Option Exchange Agreements and Warrant Exchange Agreements, the “Securities Exchange Agreements”). Pursuant to the terms of the Alpha Exchange Agreement, the Jay Note Securities and the Alpha Investment Securities were exchanged for (i) the number of shares of Series B Preferred Stock convertible into 3,262,907 shares of Company common stock, (ii) warrants to purchase 1,290,831 shares of common stock of the Company at $4.64 per share, and (iii) warrants to purchase up to 110,613 shares of common stock of the Company at an exercise price of $1.36 per share, in each case, after giving effect to the reverse stock split. The Series B Preferred Stock of the Company and the warrants to purchase Company common stock issued to Alpha are convertible or exercisable, as applicable, subject to a 9.99% beneficial ownership blocker.

Relationships with Tikkun and Jay Pharma

Solomon Eisenberg

Solomon Eisenberg was both a board member and shareholder of Tikkun and a board member of Jay Pharma. His role with both companies might have created a conflict of interest in connection with Jay Pharma’s strategic relationship with Tikkun.

Barry Farkas

Barry Farkas was both a board member and shareholder of Tikkun and a board member of Jay Pharma. His role with both companies might have created a conflict of interest in connection with Jay Pharma’s strategic relationship with Tikkun.

Lorne Gertner

Lorne Gertner was both a board member of Tikkun and a board member of Jay Pharma. His role with both companies might have created a conflict of interest in connection with Jay Pharma’s strategic relationship with Tikkun.

David Stefansky

David Stefansky was both a board member of Tikkun and a board member and an executive officer of Jay Pharma. His role with both companies might have created a conflict of interest in connection with Jay Pharma’s strategic relationship with Tikkun. On May 6, 2020, Mr. Stefansky resigned as an executive officer and director of Jay Pharma.

John Van Buiten

John Van Buiten was both an executive officer of Tikkun and an executive officer of Jay Pharma. His role with both companies might have created a conflict of interest in connection with Jay Pharma’s strategic relationship with Tikkun. On January 8, 2020, John Van Buiten resigned from his role as an executive officer of Jay Pharma, but he continues to serve as a consultant for Jay Pharma and since the closing of the Offer has served as an executive officer of Enveric.

Abstention

In order to avoid any potential conflicts of interest amongst the Jay Pharma board of directors in light of the transactions described above, on January 7, 2020, each of Solomon Eisenberg and Barry Farkas, both of whom were board members and shareholders of Tikkun, resigned from the Jay Pharma board. In addition, Lorne Gertner, who also served on the board of both Jay Pharma and Tikkun, agreed to abstain from any votes regarding the Original Amalgamation Agreement, the Side Transactions and all matters related to such transactions.

Yaron Conforti Letter Agreement

On January 6, 2020, Yaron Conforti and Jay Pharma entered into a letter agreement pursuant to which Jay Pharma agreed to pay Yaron Conforti a sum of $83,409, which constituted amounts owed to Yaron Conforti by Jay Pharma, with such sum to be paid in the following manner: (a) $10,000 paid in cash upon execution of the Original Amalgamation Agreement with Ameri, (b) $5,000 to be paid in cash upon the closing the transactions contemplated by the Original Amalgamation Agreement, and (c) the remaining $68,409 paid through the issuance of 118,117 shares of common stock of Jay Pharma. In exchange for the payment structured as described above, Yaron Conforti released Jay Pharma from any claims or obligations related to the $83,409 sum. In July 2020, Jay Pharma agreed to adjust the the per share price of $0.8849, of the Jay Pharma common shares issued under the previous letter to $0.22. Accordingly, Mr. Conforti was awarded 193,169 additional Jay Pharma common shares pursuant to a letter agreement.

Ameri Related Party Transactions

At December 31, 2020, there were no transactions or series of similar transactions, since January 1, 2020 to which Ameri has been a participant in which the amount involved exceeded or will exceed the lesser of (a) $120,000, or (b) 1% of its average total assets at year-end for the last two completed fiscal years, and in which any of Ameri’s director, executive officer, holder of more than 5% of our capital stock, promotor or certain control person or any member of their immediate family had or will have a direct or indirect material interest, except as follows.

Ameri Share Purchase Agreement

On January 10, 2020, Ameri entered into Share Purchase Agreement, upon which Ameri agreed to consummate the Spin-Off, wherein all of the issued and outstanding shares of Series A preferred stock of Ameri was redeemed for an equal number of shares of Private Ameri Preferred Stock. Ameri contributed, transferred and conveyed to Private Ameri all of the issued and outstanding equity interests of the existing subsidiaries of Ameri, constituting the entire business and operations of Ameri and its subsidiaries. Srinidhi “Dev” Devanur, Ameri’s executive Chairman, was the owner of all the current issued and outstanding capital stock of Private Ameri.

2019 and 2020 Bonus Grants

On January 9, 2020, in reliance on applicable exemption from the securities laws registration requirements, and subject to the Ameri’s stockholders’ approval for purposes of compliance with the Nasdaq Rule 5635(c), Ameri’s board of directors awarded an aggregate of 270,541 restricted shares of Ameri common stock as compensation in lieu of cash performance bonuses. On October 19, 2020, in reliance on applicable exemption from the securities laws registration requirements, and subject to the Ameri’s stockholders’ approval for purposes of compliance with the Nasdaq Rule 5635(c) and continued service through the end of the 2020 fiscal year, Ameri’s board of directors awarded an aggregate of up to 354,730 restricted shares of Ameri common stock as compensation in lieu of cash performance bonuses. Such restricted shares will not be issued if this Bonus Shares Proposal is not approved.

The restricted shares approved by Ameri’s board of directors in January 2020 represent aggregate bonus payments of $675,000 divided by a price of $2.495, which is the closing price on the day immediately preceding board approval. The restricted shares approved by Ameri’s board of directors in October 2020 represent aggregate bonus payments of $525,000 divided by a price of $1.48, which is the closing price on the day immediately preceding board approval.

Director Independence

We are currently listed on the NASDAQ Stock Market and therefore rely on the definition of independence set forth in the NASDAQ Listing Rules (“NASDAQ Rules”). Under the NASDAQ Rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Mr. Kegler, Mr. Mayer, Dr. Schabacker and Dr. Lind have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the NASDAQ Listing Rules.

Item 14. Principal Accountant Fees and Services

In May 2015, the Board selected Ram Associates as its independent accountant to audit the Company’s financial statements. The following is a summary of the fees billed by Ram Associates for professional services rendered for the fiscal years ended December 31, 2020 and 2019. Ram Associates was dismissed by the Company on January 12, 2021.

	Year Ended December 31,
	2020	2019
Audit fees	$15,000	$85,000
Tax fees	16,000	11,500
Audit-related fees	–	–
All other fees	–	–
	$31,000	$96,500

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

Audit–related fees consists of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

All other fees consist of fees for other miscellaneous items.

All services provided by the Company’s independent auditor were approved by the Company’s audit committee.

Pre–Approval Policy of Services Performed by Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre–approve all audit and non–audit related services, tax services and other services. Pre–approval is generally provided for up to one year, and any pre–approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre–approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre–approval and the fees for the services performed to date.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16. Form 10–K Summary.

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
4.1	Description of Securities *
4.2	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.4	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.5	Form of Series B Warrant *
10.1	Secured Promissory Note, dated January 10, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.*
10.2	Amendment No. 1 to Secured Promissory Note, dated May 6, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.*
10.3	Amendment No. 2 to Secured Promissory Note, dated June 23, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.*
10.4	Amendment No. 3 to Secured Promissory Note, dated August 12, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.*
10.5	Securities Purchase Agreement, dated January 10, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.*
10.6	Amendment No. 2 to Securities Purchase Agreement, dated July 2, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.*
10.7	Amendment No. 3 to Securities Purchase Agreement, dated August 12, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.*

10.8	Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd.*
10.9	Amendment No. 1 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd.*
10.10	Amendment No. 2 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd.*
10.11	Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC*
10.12	Amendment No. 1 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC*
10.13	Amendment No. 2 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC*
10.14	License Agreement, dated January 10, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc.*
10.15	Amendment No. 1 to License Agreement, dated August 12, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc.*
10.16	Amendment No. 2 to License Agreement, dated October 2, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc.*
10.17†	Employment Agreement, dated January 10, 2020, by and between the Company and David Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.18†	Employment Agreement, dated December 2, 2020, by and between the Company and Avani Kanubaddi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.19†	Employment Agreement, dated December 22, 2020, by and between the Company and Robert Wilkins (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.20	Consulting Agreement, dated December 29, 2020, by and between the Company and Barry Kostiner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.21	Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.22	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.23	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.24	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.25	Letter Agreement, dated January 11, 2021, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.26	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.27	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
21.1	Subsidiaries*
23.1	Consent of independent registered public accountant.*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
†	Denotes management contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
April 1, 2021

	By:	/s/ David Johnson
David Johnson
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Johnson	Chief Executive Officer and Chairman	April 1, 2021
David Johnson	(Principal Executive Officer)

/s/ John Van Buiten	Chief Financial Officer	April 1, 2021
John Van Buiten	(Principal Financial and Accounting Officer)

/s/ George Kegler	Director	April 1, 2021
George Kegler

/s/ Sol Mayer	Director	April 1, 2021
Sol Mayer

/s/ Marcus Schabacker	Director	April 1, 2021
Marcus Schabacker

/s/ Douglas Lind	Director	April 1, 2021
Douglas Lind

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Enveric Biosciences, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enveric Biosciences, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Common Stock Used in the Purchase of Intangible Assets

As discussed in Note 5 to the financial statements, on October 2, 2020, the Company purchased skincare assets for an aggregate purchase price of $1,944,689, which included cash consideration of $44,413 and the issuance of common stock, which was valued at $1,900,546. At the time of the transaction, the Company was a private company.

The valuation of private company common stock requires significant judgment in weighting the various indicators of fair value. The principals and considerations to be applied include:

●	Indicators of value are those comparable transactions between informed, willing, buyers and sellers;
●	Comparable transaction must be orderly and not in a distressed situation;
●	Maximize the weight of observable inputs, where possible;
●	Securities issued as the indicator of value must be similar or identical to the securities being valued;
●	Timing of comparable transactions must be close to the valuation date
●	Consideration as to whether the valuation of the technology is more indicative of the fair value of the assets acquired in comparison to the consideration paid.

Due to the significance of the intangible assets to the Company’s financial statements and the inherent judgment necessary to estimate the valuation of the common stock, we determined that the fair value of common stock used in the purchase of intangible assets was a critical audit matter, which required significant auditor judgment and specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, but were not limited to, the following:

●	We evaluated management’s process for the selection of the valuation methodology and the methods and significant assumptions used by management;

●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology used;

●	We evaluated the reasonableness of the inputs subject to assumptions and verified the accuracy and completeness of those inputs to the underlying transaction data utilized in the valuation of the common stock and verified; and

●	We performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions.

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

April 1, 2021

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
Assets
Current assets:
Cash	$1,578,460	$43,714
Prepaid expenses and other current assets	700,710	65,075
Total current assets	2,279,170	108,789

Intangible assets	1,817,721	-
Total assets	$4,096,891	$108,789

Liabilities and Shareholders’ Equity (Deficit)

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$681,250	$1,157,645
Advance from related party	-	22,409
Notes payable	-	446,415
Convertible notes payable	-	293,921
Total liabilities	681,250	1,920,390

Commitments and Contingencies (Note 6)

Shareholders’ Equity (Deficit)
Preferred Stock, $0.01 par value, 20,000,000 shares authorized, 3,275,407 and 262,500 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	32,754	2,625
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,095,109 and 5,311,414 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	100,951	53,114
Additional paid-in capital	15,222,770	3,039,163
Accumulated deficit	(11,759,557)	(4,894,881)
Accumulated other comprehensive loss	(181,277)	(11,622)
Total shareholders’ equity (deficit)	3,415,641	(1,811,601)
Total liabilities and shareholders’ equity (deficit)	$4,096,891	$108,789

The accompanying notes are in integral part of these consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2020	2019

General and administrative expenses	$5,443,234	$2,296,534
Research and development	174,083	-
Loss from operations	(5,617,317)	(2,296,534)

Other expense
Extinguishment of note payable	-	32,316
Interest expense	445,250	81,823
Inducement expense	802,109	-
Total other expense	1,247,359	114,139

Net loss	(6,864,676)	(2,410,673)

Other comprehensive loss
Foreign exchange loss	(169,655)	(6,667)

Comprehensive loss	$(7,034,331)	$(2,417,340)

Net loss per share - basic and diluted	$(1.19)	$(0.46)

Weighted average shares outstanding, basic and diluted	5,753,598	5,287,145

The accompanying notes are in integral part of these consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECMEBER 31, 2020 AND 2019

							Accumulated
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Total
Balance as of January 1, 2019	262,500	$2,625	5,262,042	$52,620	$2,368,464	$(2,484,208)	$(4,955)	$(65,454)

Common stock issued for services	-	-	38,116	381	88,084	-	-	88,465
Warrants issued in conjunction with notes payable	-	-	-	-	24,875	-	-	24,875
Shares issued in connection with note extension	-	-	11,256	113	22,153	-	-	22,266
Stock based compensation - stock options	-	-	-	-	535,587	-	-	535,587
Foreign exchange loss	-	-	-	-	-	-	(6,667)	(6,667)
Net loss	-	-	-	-	-	(2,410,673)	-	(2,410,673)

Balance as of December 31, 2019	262,500	$2,625	5,311,414	$53,114	$3,039,163	$(4,894,881)	$(11,622)	$(1,811,601)

Balance as of January 1, 2020	262,500	$2,625	5,311,414	$53,114	$3,039,163	$(4,894,881)	$(11,622)	$(1,811,601)

September 2020 private placement	-	-	36,871	369	227,131	-	-	227,500
December 2020 private placement	221,225	2,212	-	-	258,288	-	-	260,500
Acquisition of Tikkun Pharma IP	-	-	571,987	5,720	1,894,826	-	-	1,900,546
Alpha financing and conversion of Alpha Note, including Palladium shares	3,041,682	30,417	402,988	4,030	4,781,742	-	-	4,816,189
Exchange of warrants for common shares	-	-	330,122	3,301	838,577	-	-	841,878
Conversion of related party advance and notes payable	-	-	512,978	5,130	674,439	-	-	679,569
Common stock issued for accounts payable	-	-	433,047	4,330	752,193	-	-	756,523
Warrants issued in conjunction with notes payable	-	-	-	-	32,149	-	-	32,149
Beneficial conversion feature issued with note payable	-	-	-	-	17,851	-	-	17,851
Common stock issued in conjunction with note payable modification	-	-	21,625	216	101,497	-	-	101,713
Stock option expense	-	-	-	-	1,977,155	-	-	1,977,155
Conversion of Series B preferred stock to common stock	(250,000)	(2,500)	250,000	2,500	-	-	-	-
Merger with Ameri Holdings, Inc.		-	2,224,077	22,241	627,759	-	-	650,000
Foreign exchange loss	-	-	-	-	-	-	(169,655)	(169,655)
Net loss	-	-	-	-	-	(6,864,676)		(6,864,676)

Balance as of December 31, 2020	3,275,407	$32,754	10,095,109	$100,951	$15,222,770	$(11,759,557)	$(181,277)	$3,415,641

The accompanying notes are in integral part of these consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(6,864,676)	$(2,410,673)
Adjustments to reconcile net loss to cash used in operating activities:
Extinguishment of note payable	-	32,316
Accrued interest	156,619	13,684
Amortization of debt discount	288,631	68,453
Stock-based compensation	1,977,155	624,052
Inducement expense	802,109	-
Amortization of intangible assets	120,872	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(636,497)	104,340
Accounts payable and accrued liabilities	267,002	919,968
Net cash used in operating activities	(3,888,785)	(647,860)

Cash Flows From Investing Activities:
Purchase of Tikkun Pharma license agreement	(44,143)	-
Net cash used in investing activities	(44,143)	-

Cash Flows From Financing Activities:
Proceeds from convertible notes payable	50,000	300,000
Proceeds from note payable, net of offering costs	1,812,410	238,000
Advances from related party	-	22,000
Offering and Reverse Merger proceeds	3,372,500	-
September 2020 private placement	227,500	-
December 2020 private placement	260,500	-
Repayment of note payable	(191,640)	-
Net cash provided by financing activities	5,531,270	560,000

Effect of foreign exchange rate on cash	(63,596)	17,903

Net increase (decrease) in cash	1,534,746	(69,957)
Cash - beginning of period	43,714	113,671
Cash - end of period	$1,578,460	$43,714

Supplemental non-cash financing activities:

Beneficial conversion feature issued with note payable	$17,851	$-
Warrants issued in conjunction with notes payable	$32,149	$24,875
Common stock issued for accounts payable	$756,523	$-
Common stock issued in conjunction with note payable modification	$101,713	$22,266
Notes payable issued to consultant for prepaid services	$-	$150,000
Conversion of related party advances and notes payable into common stock	$679,569	$-
Common stock issued for skincare license	$1,900,546	$-

The accompanying notes are in integral part of these consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Business

Nature of operations

Enveric Biosciences, Inc. (“Enveric Biosciences, Inc.”, “Enveric” or the “Company”) (formerly known as Ameri Holdings, Inc.) (“Ameri”) is a pharmaceutical company developing innovative, evidence-based cannabinoid medicines. The head office of the Company is located in Naples, Florida.

On January 10, 2020, the Company entered into an Amalgamation Agreement (as amended on May 6, 2020), (the “Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc., a company organized under the laws of Canada and a wholly owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative, which provided that, among other things, Merger Sub and Jay Pharma would be amalgamated and would continue as one corporation (“Amalco”), with Amalco continuing as a direct wholly owned subsidiary of ExchangeCo and an indirect wholly owned subsidiary of Ameri, on the terms and conditions set forth in the Amalgamation Agreement. On August 12, 2020, the Company, Jay Pharma and certain other signatories thereto entered into a tender agreement (the “Tender Agreement”), which provided that, among other things, Ameri would make a tender offer (the “Offer”) to purchase all of the outstanding common shares of Jay Pharma for the number of shares of Enveric common stock equal to the exchange ratio set forth in the Tender Agreement, and Jay Pharma would become a wholly-owned subsidiary of Ameri, on the terms and conditions set forth in the Tender Agreement. The Tender Agreement terminated and replaced in its entirety the Amalgamation Agreement. On December 30, 2020, the Company, Jay Pharma, Merger Sub, and ExchangeCo consummated the Tender Agreement and Jay Pharma became a wholly owned subsidiary of the Company. The transaction was treated as a reverse acquisition and recapitalization and accordingly, the historical financial statements prior to the date of the Business Combination in these consolidated financial statements are those of Jay Pharma. The transaction is further described in Note 7.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. As the COVID-19 continues to spread in the United States, the Company may experience disruptions that could severely impact the Company. The global outbreak of COVID-19 continues to rapidly evolve. The extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States to contain and treat the disease. The Company is in process of monitoring COVID-19’s potential impact on the Company’s operations.

Note 2 – Liquidity

The Company has incurred continuing losses from its operations and as of December 31, 2020, had an accumulated deficit of $11,759,557 and working capital of $1,597,920. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

On January 14, 2021, the Company completed a registered direct offering of 2,221,458 shares of common stock at approximately $4.50 per share for gross proceeds of approximately $10,000,000. On February 11, 2021, the Company completed a registered direct offering of 3,007,026 shares of common stock for gross proceeds of approximately $12.8 million. As of March 30, 2021, the Company had cash on hand of approximately $22.9 million.

The Company believes that, as a result of these transactions, it currently has sufficient cash and financing commitments to meet its funding requirements. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through one year from the issuance of these financial statements and therefore substantial doubt has been alleviated. Notwithstanding, the Company expects that it will need to raise additional financing to accomplish its development plan over the next several years. The Company will require additional funding through debt or equity financing in the future. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could impact its financial condition and operating results.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – SUMMARY OF Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance and in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding consolidated financial information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of stock-based compensation. Actual results could differ from those estimates.

Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The financial statements of companies located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the Company is the Canadian dollar. Monetary assets and liabilities are translated using public exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Shareholders’ equity accounts and non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the accompanying balance sheets.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and December 31, 2019.

Intangibles

The Company has finite-lived intangible assets. Finite-lived intangible assets are amortized over their estimated useful lives. Research and development costs are expensed as incurred. Following initial recognition of the finite-lived intangible asset, the asset is carried at cost less any accumulated amortization. Amortization of the asset begins when the asset is available for use. Amortization is recorded in general and administrative expenses on the Company’s consolidated statement of operations. The Company periodically reviews its owned intangible assets for recoverability.

Impairment of Long Term Assets

The Company evaluates the carrying value of long-lived assets subject to amortization whenever events or changes in circumstances indicate that an impairment may exist. An impairment charge is recognized when the asset’s carrying value exceeds its net undiscounted future cash flows and its fair market value. The amount of the charge is the difference between the asset’s carrying value and fair market value.

Leases

On February 25, 2016, FASB issued ASU 2016-02, Leases (Topic 842). This update will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. On January 1, 2020, the Company adopted this ASU, which did not have a material impact on the Company’s financial position and results of operations.

Income Taxes

The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse.

The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liabilities. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2020 and December 31, 2019, no liability for unrecognized tax benefits was required to be recorded.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest for the years ended December 31, 2020 and 2019. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its United States and Canadian federal tax return, its state and provincial tax returns in Florida and Ontario, CA as its “major” tax jurisdictions. The Company is in the process of filing its corporate tax returns for the years ended December 31, 2020 and December 31, 2019. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

Stock-Based Compensation

The Company follows Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the estimated fair value of the stock award and the estimated fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. The estimated fair value is amortized as a charged to earnings on a straight-line basis depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and consultants, this is typically considered to be the vesting period of the award. The Company estimates the expected forfeitures and updates the valuation accordingly.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible notes. The computation of basic net loss per share for the years ended December 31, 2020 and 2019 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the year ended December 31, 2020	For the year ended December 31, 2019
Warrants to purchase shares of common stock	3,251,406	303,891
Convertible notes	-	55,306
Series B Preferred Stock	3,275,407	262,500
Options to purchase shares of common stock	929,765	797,373
Total potentially dilutive securities	7,456,578	1,419,070

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value

The carrying value of the Company’s financial instruments, including cash and accounts payable, notes payable and convertible notes payable, approximate fair value because of the short-term nature of such financial instruments.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – SUMMARY OF Significant Accounting Policies, continued

Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

As of December 31, 2020 the Company had no notes payable or convertible notes payable.

As of December 31, 2019, the Company’s notes payable and convertible notes payable consisted of the following:

	Gross	Discount	Net
February 2019 Note	$66,000	$-	$66,000
March 2019 Note	150,000	-	150,000
April 2019 Convertible Notes	300,000	(6,079)	293,921
July 2019 Note	191,640	(2,700)	188,940
December 2019 Note	44,000	(2,525)	41,475
Total	$751,640	(11,304)	$740,336

Notes payable	$451,640	$(5,225)	$446,415

Convertible notes payable	$300,000	$(6,079)	$293,921

For the years ended December 31, 2020 and 2019, interest expense and amortization of debt discount consisted of the following:

	For the Year Ended December 31,
	2020			2019
	Interest Expense	Amortization of Debt Discount	Total	Interest Expense	Amortization of Debt Discount	Total
February 2019 Note	$-	$3,840	$3,840	$-	$6,000	$6,000
April 2019 Convertible Notes	13,970	5,842	19,812	13,370	17,142	30,512
July 2019 Note	53,342	44,704	98,046	-	43,836	43,836
December 2019 Note	-	1,427	1,427	-	1,475	1,475
February 2020 Note	2,545	50,912	53,457	-	-	-
Alpha Note	86,762	181,906	268,668	-	-	-
Total	$156,619	$288,631	$445,250	$13,370	$68,453	$81,823

Notes Payable

On February 7, 2019, the Company received $60,000 in exchange for a promissory note with a director for $66,000, including an original issue discount of $6,000 (the “February 2019 Note”). The note had no stated interest rate and was due on May 8, 2019. The Company amortized the full $6,000 original issue discount in the statement of operations and comprehensive loss through December 31, 2019. On July 21, 2020, the Company converted the February 2019 Note into common stock, as further described in Note 6.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, CONTINUED

Notes Payable, continued

On February 1, 2019, the Company entered into a consulting agreement with its former executive director. In connection with the consulting agreement, on March 5, 2019, the Company issued a note payable to its former executive director for $150,000 (the “March 2019 Note”). The note had no interest and was due and payable on March 4, 2020. The consulting agreement expired on February 1, 2020. On July 21, 2020, the Company converted the March 2019 Note into common stock, as further described in Note 6.

On July 8, 2019, the Company entered into a note agreement (the “July 2019 Note”) with a limited liability company (the “Lender”). One of the principals of the Lender is the brother of a former member of the Company’s Board of Directors. The Note’s face value was $157,714 and the original issue discount was $19,714 for total gross proceeds of $138,000, implying an interest rate of 12.5% per annum. The Company could, without premium or penalty, at any time and from time to time, prepay all or any portion of the Note. The maturity date of the Note was September 8, 2019. On September 20, 2019, the Company entered into an amendment to the July 2019 Note (the “Amendment”). The Amendment extended the maturity date for the Note until the earlier of (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) November 7, 2019. On November 21, 2019, the Company entered into an amendment for the July 2019 Note that extended the maturity date for the Note until the earlier of (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) December 9, 2019. In consideration for this amendment, the Company agreed to pay an aggregate extension fee of $33,926, which was added to the principal balance of the note. On December 9, 2019, the Company entered into an additional amendment for the July 2019 Note that extended the maturity date for the Note until the earlier of (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) January 7, 2020. The Company also agreed to pay the previously outstanding extension fees of $33,926 on or before March 1, 2020.

On January 8, 2020 the Company entered into an amendment to the July 2019 Note (the “January 8 Amendment”). The January 8 Amendment extended the maturity date for the July 2019 Note until the (a) the completion of a bridge financing of greater than or equal to $1,500,000, or (b) April 1, 2020. In consideration for the January 8 Amendment, the Company granted 55,000 shares of the Company’s common stock to the Lender. The Company accounted for this amendment as a modification, where the shares paid as a fee were valued at $45,725 and recorded as a discount against the note payable and amortization over the term. On May 6, 2020, the Company entered into an amendment (the “May 2020 Amendment”) whereby both parties agreed to extend the maturity date of the July 2019 Note to September 30, 2020. The Company accounted for this amendment as a modification, as the present value of the future cash flows pre-modification and post-modification were not greater than or equal to 10%. On January 12, 2020, the Company repaid $157,714 of the July 2019 Note. On December 31, 2020 the Company paid the remaining unpaid balance.

On December 12, 2019, the Company received $40,000 in exchange for a promissory note with a lender, including an original issue discount of $4,000 (the “December 2019 Note”). The December 2019 Note bore interest at a rate of ten percent (10%) on its face value per annum. In the case of an event of default, the interest rate would increase to 24% per year. The December 2019 Note matured on January 31, 2020. The promissory note with the lender and the Company was converted into 170,333 shares of common stock on December 30, 2020.

On February 24, 2020, the Company received $50,000 in exchange for a promissory note with a lender (the “February 2020 Note”). The February 2020 Note bore interest at a rate of 10% on its face value per annum. In the case of an event of default, the interest rate would increase to 24% per year. The note matured on July 31, 2020. The February 2020 Note was convertible into the Company’s common stock at any time at a conversion price of $0.38 per share. The Company recorded a beneficial conversion feature of $17,851 and valued the warrants issued (using relative fair value) at $32,149. The Company recorded the total value as a note discount and is amortizing the discount over the term of the February 2020 Note using the effective interest method. The Company valued the beneficial conversion feature and warrants using the following assumptions:

	Beneficial Conversion Feature	Warrants
Stock Price	CAD $ 1.10	CAD $ 1.10
Exercise Price	CAD $ 0.51	CAD $ 0.51
Dividend Yield	N/A	0.00%
Expected Volatility	N/A	96.0%
Weighted Average Risk-Free Interest Rate	N/A	2.31
Number of Shares	N/A	130,920
Value (USD)	$17,851	$32,149
Term (in years)	N/A	5.0

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE, CONTINUED

Notes Payable, continued

On December 30, 2020, the February 2020 Note was converted into 190,004 shares of common stock.

The Company entered into a Secured Promissory Note, dated January 10, 2020 (the “Note”), by and among Enveric Biosciences, Inc. and Alpha Capital Anstalt (“Alpha”), pursuant to which, on January 10, 2020, Enveric Biosciences, Inc. received aggregate gross proceeds of $1,500,000. Pursuant to the Note, the aggregate obligations of Enveric Biosciences, Inc. under the Note were automatically, immediately prior to the consummation of the amalgamation, converted into shares of Enveric Biosciences, Inc. common stock, subject to the terms and provisions of the Note. Pursuant to the Note, upon conversion of the term loans made by the lenders subject to the terms of the Note, Enveric Biosciences, Inc. was required to cause Ameri to issue each lender warrants to purchase Ameri Common Stock. Upon consummation of the amalgamation, Enveric Biosciences, Inc. agreed to cause Ameri to register the resale of the warrant shares. The Note bears interest at 7% per annum and was due on March 31, 2020.

On May 6, 2020, the Company entered into an amendment to the Note (the “First Note Amendment”). Pursuant to the First Note Amendment, Alpha waived previous defaults on the Note, and extended the maturity date of the Note to June 30, 2020. In exchange for the First Note Amendment, the Company and Alpha agreed that (i) at the Effective Time, Ameri would issue to the holder of a certain note issued by Enveric Biosciences, Inc., series B warrants (the “Series B Warrants”) to acquire 8,100,000 shares of common stock of the Company resulting from the amalgamation, and (ii) providing for certain registration rights, pursuant to a registration rights agreement, of the Series B Warrants and the shares issuable upon exercise of the Series B Warrants. The Series B Warrants shall be exercisable for a period of five years commencing on the ninetieth (90th) day after the later of the last day of the Lock-up Period and leak-out Period (accelerated or otherwise) set forth in the Lock-up agreement to be executed by the holders of Enveric Biosciences, Inc. securities in connection with the Amalgamation, at a price of $0.01 per share, and shall also be exercisable on a cashless basis.

On June 23, 2020, the Company and Alpha entered into a second amendment to the Note (the “Second Note Amendment”). The Second Note Amendment revised the principal amount of the Note from $1,500,000 to $2,000,000, which was advanced as of the date of the Second Note Amendment. The rights and securities granted to Alpha under the terms of the Note were extended to the additional $500,000 advance contemplated by the Second Note Amendment pursuant to the terms of the Second Note Amendment.

On August 12, 2020, the Company and Alpha entered into the Third Note Amendment. The Third Note Amendment extended the maturity date to be the earlier of (a) January 1, 2021 and (b) an event of default that accelerates the maturity of the Note. The Third Note Amendment also revised the Note to account for the change in structure from an amalgamation to a stock-for-stock exchange offer. As a result, references to the Amalgamation Agreement and the amalgamation were revised to be references to the Tender Agreement and the Offer. The Third Note Amendment also revised the event of default regarding a failure of the amalgamation to be consummated by March 31, 2020 to be an event of default if the Offer was not consummated by January 1, 2021.

On December 30, 2020, the Note in the amount of $2,000,000 was converted into 2,473,848 shares of common stock.

NOTE 5 – INTANGIBLE ASSETS

On October 2, 2020, the Company purchased skincare assets for an aggregate of $1,944,689 in stock and cash, as follows:

Cash	$44,143
Common stock	1,900,546
Total	$1,944,689

The Company recorded the skincare assets as a definite lived intangible asset with a four year useful life.

As of December 31, 2020, the Company’s intangible assets consisted of:

	Gross Carrying Amount	Accumulated Amortization	Net

Skincare Assets and License Agreements	$1,944,689	$(126,968)	$1,817,721

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – COMMITMENTS AND CONTINGENGIES

On January 5, 2019, the Company entered into a business advisor services agreement. Pursuant to the terms of the agreement, the consultant provided business advisory, marketing, and investor relations services in exchange for $15,000 per month, of which $7,500 was payable in cash and $7,500 was payable in the Company’s common shares. On January 6, 2020, the Company terminated its business advisory services agreement and agreed to settle the amounts due under the agreement by (a) paying $12,500 in cash upon the completion of a bridge financing; and (b) issuing 127,856 shares of the Company’s common stock, as described in Note 6.

On January 1, 2020, the Company entered into an agreement with Mr. David Stefansky to serve as President and Secretary of the Company to serve until the closing Amalgamation Agreement. The Company agreed to pay Mr. Stefansky $15,000 per month and future issuance of options to purchase 650,000 shares of common stock subject to the approval of the Board of Directors. On May 1, 2020, this agreement was terminated (see Note 8). On May 1, 2020, the Company and Mr. David Stefansky terminated Mr. Stefansky’s agreement to serve as President and Secretary of the Company.

On May 1, 2020, the Company entered into an agreement with Mr. Henoch Cohn to serve as the Company’s President and Secretary until the consummation of the Amalgamation Agreement. The Company paid Mr. Cohn $10,000 per month. On December 30, 2020 the agreement between the Company and Mr. Henoch Cohn was terminated.

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows. On January 21, 2012, the Company received a demand letter from an individual purporting to be a stockholder. See Note 10 for more information.

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of December 31, 2020, 100,000,000 shares of common stock were authorized under the Company’s articles of incorporation.

On December 30, 2020, the Company amended its articles of incorporation to designate and authorize 20,000,000 shares of Series B preferred stock. The Company’s Series B preferred stock is convertible by the holder at any time into common stock at a rate of one to one.

Conversion of Series B Preferred Stock

On December 30, 2020, a holder of the Company’s Series B Preferred Stock converted 250,000 shares of Series B Preferred Stock into 250,000 shares of common stock.

Issuance of Common Stock for Accounts Payable

During the year ended December 31, 2020, the Company issued 433,047 shares of common stock to various vendors in connection with the payment of accounts payable of $756,523. The shares were valued at the book value of the accounts payable, as that value was more readily determinable.

Shares Issued in Exchange for Services

During the year ended December 31, 2019, the Company issued 38,116 shares to consultants in exchange for services. The Company valued these shares at $88,465.

September Private Placement

On September 25, 2020, the Company issued 36,871 shares of its common stock for gross proceeds of $250,000 and net proceeds of $227,500.

December Private Placement

On December 8, 2020, the Company issued 221,225 shares of its Series B preferred stock for gross proceeds of $300,000 and net proceeds of $260,500.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Conversion of Related Party Advance

On July 21, 2020, the Company issued 239,326 shares of common stock in exchange for the February 2019 Note (face value of $66,000), the March 2019 Note (face value of $150,000) and related party advances in the amount of $22,000. Given that the holder of these notes and advances is a related party, this was treated as a capital transaction and no gain or loss was recognized.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Grant Date Fair Value (USD)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (USD)

Outstanding – January 1, 2019	689,832	$1.94	$1.94
Granted	448,713	$1.99	$1.49
Expired, forfeited, or cancelled	(341,172)	$1.99	$0.36
Outstanding – December 31, 2019	797,373	$1.99	$0.72
Granted	378,800	$0.94	$5.22
Expired forfeited, or cancelled	(246,408)	$1.94	$0.88
Outstanding – December 31, 2020	929,765	$1.53	$2.50	6.1	$2,537,245

Exercisable at December 31, 2020	929,765	$1.53	$2.50	6.1	$2,537,245

The Company’s stock based compensation expense related to stock options for the years ended December 31, 2020 and 2019 was $1,977,155 and $535,587, respectively. As of December 31, 2020, the Company had $0 in unamortized stock option expense.

The Company utilized the Black-Scholes option-pricing model to determine the fair value of these stock options, using the assumptions as outlined below.

Stock Price	$5.92
Dividend Yield	0%
Expected Volatility	84.7%
Weighted Average Risk-Free Interest Rate	0.37%
Expected life (in years)	1.5 – 4.2

Stock price – Based on closing price of the Company’s common stock on the date of grant.

Weighted average risk-free interest rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities, which correspond to the expected term of the Company’s stock options.

Dividend yield —The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility —Based on the historical volatility of comparable companies in a similar industry.

Expected term —The Company has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options.

Warrants

On February 24, 2020, the Company issued warrants to purchase 130,920 shares of common stock to the lender of the February 2020 Note. The warrants are exercisable at $0.38 USD ($0.50 CAD) per share, are fully vested at the date of issuance, and expire on February 24, 2025. The warrants were accounted for as a component of equity, as the instrument contains no features which would preclude such classification. As discussed in Note 4, the warrants were recorded as a discount in the amount of $50,000 on the note payable and amortized over the term of the note.

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2020:

	Warrant shares outstanding	Weighted average exercise price (USD)	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2019	219,510	$2.95	0.08
Issued	84,381	$3.21
Outstanding at December 31, 2019	303,891	$3.02	1.06	$-
Issued	3,222,331	$1.96
Forfeited	(274,816)	$(3.00)
Outstanding at December 31, 2020	3,251,406	$1.95	4.97	$-

Exercisable at December 31, 2020	3,251,406	$1.95	4.97	$8,040,545

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – TENDER AGREEMENT

On January 10, 2020, the Company entered into an amalgamation agreement (the “Amalgamation Agreement”) with Enveric Biosciences, Inc. Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Ameri, and Enveric Biosciences, Inc. Exchange Co, Inc. (“ExchangeCo”), a wholly owned subsidiary of Ameri. The Amalgamation Agreement provided that the Company would merge into Merger Sub and be amalgamated and operate as one company.

Prior to the execution and delivery of the Amalgamation Agreement, Alpha entered into agreements with Enveric Biosciences, Inc. pursuant to which Alpha agreed, subject to the terms and conditions of such agreements, to purchase, immediately prior to the consummation of the Amalgamation, shares of Enveric Biosciences, Inc.’s common stock (or common stock equivalents) and warrants to purchase Enveric Biosciences, Inc.’s common stock for an aggregate purchase price of $3.5 million. The consummation of the transactions contemplated by such agreements was conditioned upon the satisfaction or waiver of the conditions set forth in the Amalgamation Agreement. After consummation of the Amalgamation, Enveric Biosciences, Inc. agreed to cause Ameri to register the resale of the Ameri Common Stock issued and issuable pursuant to the warrants issued to the investors in the Jay Pharma Pre-Closing Financing.

Contemporaneously with the Amalgamation Agreement, the Company entered into sublicense agreements with Tikkun Pharma, Inc. (“Tikkun Pharma”). The sublicense agreements with Tikkun Pharma allows the Company to utilize (a) Tikkun Pharma’s sublicense with a third party for certain autoimmune applications, and (b) acquire and use Tikkun Pharma’s internally developing intellectual property, branding, and formulations in regards to skincare.

On April 20, 2020, the Company received a notice from the lenders of the Note, stating that the Company was in default for not closing the amalgamation with Ameri by March 31, 2020, and that the entire Note was due in full. On May 6 and May 26, 2020, the Company and Alpha amended the Note and the Amalgamation Agreement, as described in below.

On May 6, 2020, the Company entered into an Amalgamation Amendment Agreement (the “Amendment”) to amend the Amalgamation Agreement described in Note 7. Pursuant to the Amendment, the parties agreed that (i) at the Effective Time, Ameri Holdings, Inc. shall issue to the holder of a certain note issued by Enveric Biosciences, Inc., series B warrants (the “Series B Warrants”) to acquire 8,100,000 shares of common stock of the company resulting from the amalgamation, and (ii) providing for certain registration rights, pursuant to a Registration Statement on Form S-4, of the Series B Warrants and the shares issuable upon exercise of the Series B Warrants. The Series B Warrants shall be exercisable for a period of five years commencing on the ninetieth (90th) day after the later of the last day of the Lock-up Period and leak-out Period (accelerated or otherwise) set forth in the Lock-up agreement to be executed by the holders of Enveric Biosciences, Inc. securities in connection with the Amalgamation, at a price of $0.01 per share, and shall also be exercisable on a cashless basis.

On May 26, 2020, the Company entered into the second amendment to the Amalgamation Agreement (the “Second Amendment”) to amend the Amalgamation Agreement described in Note 7. The purpose of this amendment was to clarify that the Series B Warrants were to acquire 8,100,000 shares of common stock Enveric Biosciences, Inc. (to be approximately 3,675,035 shares of common stock of the company resulting from the Amalgamation), as well as to clarify the exchange ratio already agreed upon.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – TENDER AGREEMENT, CONTINUED

On August 12, 2020, Ameri, Enveric Biosciences, Inc., and certain other signatories thereto entered into a tender agreement (the “Tender Agreement”), which provided that, among other things, Enveric Biosciences, Inc. would become a wholly owned subsidiary of Ameri, on the terms and conditions set forth in the Tender Agreement. The Tender Agreement terminated and replaced in its entirety the Amalgamation Agreement. Upon completion of the Tender Agreement on December 30, 2020, (i) holders of outstanding common shares of Enveric Biosciences, Inc. other than Alpha will be entitled to receive the number of shares of Resulting Issuer common stock issuable in accordance with the Exchange Ratio, and (ii) Alpha will be entitled to receive shares of Series B Preferred Stock, which are convertible into shares of Resulting Issuer common stock subject to a 9.99% beneficial ownership blocker, pursuant to the Alpha Exchange Agreement. Each outstanding Enveric Biosciences, Inc. option, whether vested or unvested, and warrant that has not previously been exercised will exchanged for Resulting Issuer stock options and Resulting Issuer warrants, in each case convertible into the number of shares of Resulting Issuer common stock equal to the Exchange Ratio. Each outstanding Enveric Biosciences, Inc. option, whether vested or unvested, and warrant that has not previously been exercised will be exchanged for Resulting Issuer stock options and Resulting Issuer warrants, in each case, convertible into the number of shares of Resulting Issuer common stock equal to the Exchange Ratio.

NOTE 9 – INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryovers	$1,340,152	$1,004,029
Deferred tax assets, gross	1,340,152	1,004,029

Less: valuation allowance	(1,340,152)	(1,004,029)
Deferred tax assets, net	-	-

Deferred tax assets (liabilities), net	$-	$-

The change in the Company’s valuation allowance is as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Beginning of year	$1,004,029	$505,871
Increase in valuation allowance	1,340,152	498,158
End of year	$2,344,180	$1,004,029

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory federal income tax rate to loss from operations before the provision for income taxes is as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Canada federal statutory rate	(15.0)%	(15.0)%
Provincial taxes	(11.5)%	(11.5)%
Permanent differences
Non-deductible expenses	7.5%	5.9%
Valuation allowance	19.1%	20.6%
Effective income tax rate	0.0%	0.0%

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES, CONTINUED

As of December 31, 2020 and 2019, the Company had net operating loss carryovers of $5,057,176 and $3,788,788, respectively, for Canadian federal income tax purposes, which begin to expire in 2029. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of December 31, 2020 and 2019 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a valuation allowance against the deferred tax assets was required of $1,340,152 and $1,004,029 as of December 31, 2020 and 2019, respectively.

NOTE 10 - SUBSEQUENT EVENTS

Registered Direct Offerings

On January 14, 2021, the Company completed a registered direct offering of 2,221,458 shares of common stock at approximately $4.50 per share for gross proceeds of approximately $10,000,000.

On February 11, 2021, the Company completed a registered direct offering of 3,007,026 shares of common stock for gross proceeds of approximately $12.8 million.

Stockholder Demand Letter

On January 21, 2021, the Company received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of our Company. The letter demands that the Company (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which the Company effected a one-for-four reverse stock split of its common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. The Company disputes that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, the Company intends to seek to ratify the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting is scheduled to occur on May 14, 2021.

Development and Clinical Supply Agreement

On February 22, 2021, the Company entered into a Development and Clinical Supply Agreement (the “Agreement”) with PureForm Global, Inc. (“PureForm”), pursuant to which PureForm will be the exclusive provider of synthetic cannabidiol (“API”) for the Company’s development plans for cancer treatment and supportive care. Under the terms of the Agreement, PureForm has granted the Company the exclusive right to purchase API and related product for cancer treatment and supportive care during the term of the Agreement (contingent upon an initial minimum order volume during the first thirty (30) days from the effective date) and has agreed to manufacture, package and test the API and related product in accordance with specifications established by the parties. All inventions that are developed jointly by the parties in the course of performing activities under the Agreement will be owned jointly by the parties in accordance with applicable law; however, if the Company funds additional research and development efforts by PureForm, the parties may enter into a further agreement whereby PureForm would assign any resulting inventions or technical information to the Company.

The initial term of the Agreement is three (3) years commencing on the effective date of the Agreement, subject to extension by mutual agreement of the parties. The Agreement may be terminated by either party upon thirty (30) days written notice of an uncured material breach or immediately in the event of bankruptcy or insolvency. The Agreement contains, among other provisions, representation and warranties, indemnification obligations and confidentiality provisions in favor of each party that are customary for an agreement of this nature.

License Agreement

On March 5, 2021, the Company entered into an Exclusive License Agreement (the “Agreement”) with Diverse Biotech, Inc. (“Diverse”), pursuant to which the Company has acquired an exclusive, perpetual license to develop five therapeutic candidates (collectively, the “Agents”) with the goal of alleviating the side effects that cancer patients experience. Under the terms of the Agreement, Diverse has granted the Company an exclusive license to its intellectual property rights covering the Agents and its products. In exchange, the Company has granted Diverse the right to information relating to the Agents developed for the express purpose of using such information to obtain patent rights, which right terminates upon the issuance or denial of the patent rights.

Under the Agreement, the Company will maintain sole responsibility and ownership of the development and commercialization of the Agents and its products. Diverse has agreed not to develop or commercialize any agent or product that would compete with the Agents, or its products containing the Agents, at any time during or after the term of the Agreement. If Diverse intends to license, sell, or transfer any other molecules linked with cannabinoids not granted to the Company under the terms of this Agreement, the Company will have the first right, but not the obligation, to negotiate an agreement with Diverse for such cannabinoids. The Company has also agreed to pay Diverse an up-front investment payment of $675,000, as well as a running royalty starting with the first commercial sale by the Company to a third party in an arms’-length transaction. The term of the Agreement shall continue for as long as the Company intends to develop or commercialize the new drugs, unless earlier terminated by either Party.

Exercise of Warrants

On March 10, 2021, the Company received $3,267,245 from the exercise of warrants to purchase 851,099 shares of common stock.

