Form 10-Q
period 2021-03-31
Enveric Biosciences, Inc.
filed 2021-05-17
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10–Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Title of class
Series B Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [  ] No [X]

As of May 13, 2021, there were 21,390,290 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash	$22,657,150	$1,578,460
Prepaid expenses and other current assets	767,298	700,710
Total current assets	23,424,448	2,279,170

Intangible assets, net	2,362,177	1,817,721
Total assets	$25,786,625	$4,096,891

Liabilities and Shareholders’ Equity (Deficit)

Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$626,947	$681,250
Total liabilities	626,947	681,250

Warrant liabilities	6,168,000	-
Total liabilities	6,794,947	681,250

Commitments and contingencies (Note 6)

Shareholders’ Equity
Preferred Stock, $0.01 par value, 20,000,000 shares authorized, 0 and 3,275,407 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	32,754
Common stock, $0.01 par value, 100,000,000 shares authorized, 19,449,975 and 10,095,109 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	194,499	100,951
Additional paid-in capital	33,952,988	15,222,770
Accumulated deficit	(15,010,268)	(11,759,557)
Accumulated other comprehensive loss	(145,541)	(181,277)
Total shareholders’ equity	18,991,678	3,415,641
Total liabilities and shareholders’ equity	$25,786,625	$4,096,891

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2021	2020

Operating expenses
General and administrative expenses	$6,607,045	$836,702
Research and development	157,952	-
Total operating expenses	6,764,997	836,702

Loss from operations	(6,764,997)	(836,702)

Other income (expense)
Inducement expense	(298,714)	-
Change in fair value of warrant liabilities	3,813,000	-
Interest expense	-	(261,759)
Total other income (expense)	3,514,286	(261,759)

Net loss	(3,250,711)	(1,098,461)

Other comprehensive loss
Foreign currency translation	35,736	(12,698)

Comprehensive loss	$(3,214,975)	$(1,111,159)

Net loss per share - basic and diluted	$(0.20)	$(0.19)

Weighted average shares outstanding, basic and diluted	16,220,661	5,653,820

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Series B Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	capital	Deficit	Loss	Total

Balance as of January 1, 2020	-	-	5,573,915	$55,739	$3,039,163	$(4,894,881)	$(11,622)	$(1,811,601)

Common stock issued for accounts payable	-	-	85,942	859	172,623	-	-	173,482
Warrants issued in conjunction with notes payable	-	-	-	-	32,149	-	-	32,149
Beneficial conversion feature issued with note payable	-	-	-	-	17,851	-	-	17,851
Foreign exchange loss	-	-	-	-	-	-	(12,698)	(12,698)
Net loss	-	-	-	-	-	(1,098,461)	-	(1,098,461)

Balance as of March 31, 2020	-	$-	5,659,857	$56,598	$3,261,786	$(5,993,342)	$(24,320)	$(2,699,278)

Balance as of January 1, 2021	3,275,407	$32,754	10,095,109	$100,951	$15,222,770	$(11,759,557)	$(181,277)	$3,415,641

January 2021 registered direct offering	-	-	2,221,334	22,213	4,594,874	-	-	4,617,087
February 2021 registered direct offering	-	-	3,007,026	30,070	6,986,331	-	-	7,016,401
Stock based compensation	-	-	-	-	3,591,565	-	-	3,591,565
Induced conversion of stock options into restricted stock awards	-	-	-	-	298,714	-	-	298,714
Conversion of Series B Preferred Stock	(3,275,407)	(32,754)	3,275,407	32,754	-	-	-	-
Exercise of warrants	-	-	851,099	8,511	3,258,734	-	-	3,267,245
Foreign exchange gain	-	-	-	-	-	-	35,736	35,736
Net loss	-	-	-	-	-	(3,250,711)	-	(3,250,711)

Balance as of March 31, 2021	-	$-	19,449,975	$194,499	$33,952,988	$(15,010,268)	$(145,541)	$18,991,678

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(3,250,711)	$(1,098,461)
Adjustments to reconcile net loss to cash used in operating activities:
Extinguishment of note payable	-	233,240
Accrued interest	-	28,519
Change in fair value of warrant liability	(3,813,000)	-
Stock-based compensation	3,591,565	-
Inducement expense	298,714	-
Amortization of intangible assets	136,640	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(66,208)	(49,588)
Accounts payable and accrued liabilities	(59,278)	(7,632)
Net cash used in operating activities	(3,162,278)	(893,922)

Cash Flows From Investing Activities:
Purchase of license agreement	(675,000)	-
Net cash used in investing activities	(675,000)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net of offering costs	21,614,488	-
Proceeds from convertible notes payable	-	50,000
Proceeds from note payable	-	1,319,910
Repayment of note payable	-	(157,714)
Proceeds from warrant exercises	3,267,245	-
Net cash provided by financing activities	24,881,733	1,212,196

Effect of foreign exchange rate on cash	34,235	(86,677)

Net increase in cash	21,078,690	231,597
Cash - beginning of period	1,578,460	43,714
Cash - end of period	$22,657,150	$275,311

Supplemental non-cash financing activities:

Warrants issued in conjunction with notes payable issuances	$-	$17,851
Shares of common stock issued for note payable extensions	$-	$32,149
Shares of common stock issued for accounts payable	$-	$173,482

The accompanying notes are in integral part of these unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Business

Nature of operations

Enveric Biosciences, Inc. (“Enveric Biosciences, Inc.” “Enveric” or the “Company”) (formerly known as Ameri Holdings, Inc.) (“Ameri”) is a pharmaceutical company developing innovative, evidence-based cannabinoid medicines. The head office of the Company is located in Naples, Florida.

On January 10, 2020, the Company entered into an Amalgamation Agreement (as amended on May 6, 2020), (the “Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc., a company organized under the laws of Canada and a wholly owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative, which provided that, among other things, Merger Sub and Jay Pharma would be amalgamated and would continue as one corporation (“Amalco”), with Amalco continuing as a direct wholly owned subsidiary of ExchangeCo and an indirect wholly owned subsidiary of Ameri, on the terms and conditions set forth in the Amalgamation Agreement. On August 12, 2020, the Company, Jay Pharma and certain other signatories thereto entered into a tender agreement (the “Tender Agreement”), which provided that, among other things, Ameri would make a tender offer (the “Offer”) to purchase all of the outstanding common shares of Jay Pharma for the number of shares of Enveric common stock equal to the exchange ratio set forth in the Tender Agreement, and Jay Pharma would become a wholly-owned subsidiary of Ameri, on the terms and conditions set forth in the Tender Agreement. The Tender Agreement terminated and replaced in its entirety the Amalgamation Agreement. On December 30, 2020, the Company, Jay Pharma, Merger Sub, and ExchangeCo completed the Offer and Jay Pharma became a wholly owned subsidiary of the Company. The transaction was treated as a reverse acquisition and recapitalization and accordingly, the historical financial statements prior to the date of the Business Combination in these unaudited condensed consolidated financial statements are those of Jay Pharma.

COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 and measures to prevent its spread impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – SUMMARY OF Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2021.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants. At that time, the portion of the warrant liability related to such common stock warrants will be reclassified to additional paid-in capital.

Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital. Any offering costs allocated to warrant liabilities are charged to general and administrative expenses on the Company’s statement of operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible notes. The computation of basic net loss per share for the three months ended March 31, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Warrants to purchase shares of common stock	5,979,611	1,504,593
Convertible notes	-	380,920
Restricted stock units	3,279,284	-
Restricted stock awards	70,986	-
Options to purchase shares of common stock	369,361	3,604,348
Total potentially dilutive securities	9,699,242	5,489,861

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – SUMMARY OF Significant Accounting Policies, continued

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

Fair Value Measurement

The Company follows Accounting Standards Codification (“ASC”) 820–10 “Fair Value Measurement” of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820–10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820–10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.

The three (3) levels of fair value hierarchy defined by ASC 820–10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses as change in fair value of warrant liabilities in the condensed consolidated statements of operations that are attributable to the change in the fair value of the warrant liabilities.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2021
Warrant liabilities – January Warrants	3	$3,164,000
Warrant liabilities – February Warrants	3	3,004,000
Fair value as of March 31, 2021		$6,168,000

The Company had no assets or liabilities measured at fair value at December 31, 2020.

Both the January and February Warrants are classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – SUMMARY OF Significant Accounting Policies, continued

Fair Value Measurement, continued

Initial Measurement

The Company established the initial fair value of its warrant liabilities at the respective dates of issuance. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations are below:

	January Warrants	February Warrants
	January 13, 2021	February 12, 2021
Term (years)	5.0	5.0
Stock price	$4.21	$4.62
Exercise price	$4.95	$4.95
Dividend yield	0.0%	0.0%
Expected volatility	84.7%	84.7%
Risk free interest rate	0.5%	0.5%

Number of shares	1,821,514	1,714,005
Value (per share)	$2.66	$3.00

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	January Warrants	February Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$-	$-	$-
Initial value of warrant liability	4,846,000	5,135,000	9,981,000
Change in fair value	(1,682,000)	(2,131,000)	(3,813,000)

Fair value as of March 31, 2021	$3,164,000	$3,004,000	$6,168,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of March 31, 2021 are below:

	January Warrants	February Warrants
Term (years)	4.8	4.9
Stock price	$3.07	$3.07
Exercise price	$4.95	$4.95
Dividend yield	0.0%	0.0%
Expected volatility	84.7%	84.7%
Risk free interest rate	0.9%	0.9%

Number of shares	1,821,514	1,714,005
Value (per share)	$1.74	$1.75

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – SUMMARY OF Significant Accounting Policies, continued

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until October 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the financial statements.

NOTE 3 – INTANGIBLE ASSETS

As of March 31, 2021, the Company’s intangible assets consisted of:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net

Skincare Assets and License Agreements	4 years	$1,944,689	$(257,512)	$1,687,177
Diverse Bio License Agreement	4 years	675,000	-	675,000
Total		$2,619,689	$(257,512)	$2,362,177

During the three months ended March 31, 2021 and 2020, the Company recognized amortization expense of $136,640 and $0, respectively.

Acquisition of Diverse Bio License Agreement

On March 5, 2021, the Company entered into an Exclusive License Agreement (the “DB Agreement”) with Diverse Biotech, Inc. (“Diverse”), pursuant to which the Company acquired an exclusive, perpetual license to develop five therapeutic candidates (collectively, the “Agents”) with the goal of alleviating the side effects that cancer patients experience. Under the terms of the DB Agreement, Diverse has granted the Company an exclusive license to its intellectual property rights covering the Agents and its products. In exchange, the Company has granted Diverse the right to information relating to the Agents developed for the express purpose of using such information to obtain patent rights, which right terminates upon the issuance or denial of the patent rights.

Under the DB Agreement, the Company will maintain sole responsibility and ownership of the development and commercialization of the Agents and its products. Diverse has agreed not to develop or commercialize any agent or product that would compete with the Agents, or its products containing the Agents, at any time during or after the term of the DB Agreement. If Diverse intends to license, sell, or transfer any other molecules linked with cannabinoids not granted to the Company under the terms of the DB Agreement, the Company will have the first right, but not the obligation, to negotiate an agreement with Diverse for such cannabinoids. The Company has also agreed to pay Diverse an up-front investment payment in the amount of $675,000, as well as a running royalty starting with the first commercial sale by the Company to a third party in an arms’-length transaction.

The term of the DB Agreement shall continue for as long as the Company intends to develop or commercialize the new drugs, unless earlier terminated by either Party. The Agreement may be terminated by either party upon ninety (90) days written notice of an uncured material breach or in the event of bankruptcy or insolvency. In addition, the Company has the right to terminate the DB Agreement at any time upon sixty (60) days’ prior written notice to Diverse.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Stockholder Demand Letter

On January 21, 2021, the Company received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of the Company. The letter demands that the Company (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which the Company effected a one-for-four reverse stock split of its common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. The Company disputes that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, the Company ratified the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting occurred on May 14, 2021. On May 14, 2021, the Company filed a certificate of validation with the State of Delaware to ratify the reverse stock split on December 30, 2020.

Development and Clinical Supply Agreement

On February 22, 2021, the Company entered into a Development and Clinical Supply Agreement (the “PureForm Agreement”) with PureForm Global, Inc. (“PureForm”), pursuant to which PureForm will be the exclusive provider of synthetic cannabidiol (“API”) for the Company’s development plans for cancer treatment and supportive care. Under the terms of the PureForm Agreement, PureForm has granted the Company the exclusive right to purchase API and related product for cancer treatment and supportive care during the term of the Agreement (contingent upon an initial minimum order volume during the first thirty (30) days from the effective date) and has agreed to manufacture, package and test the API and related product in accordance with specifications established by the parties. All inventions that are developed jointly by the parties in the course of performing activities under the PureForm Agreement will be owned jointly by the parties in accordance with applicable law; however, if the Company funds additional research and development efforts by PureForm, the parties may enter into a further agreement whereby PureForm would assign any resulting inventions or technical information to the Company.

The initial term of the PureForm Agreement is three (3) years commencing on the effective date of the Agreement, subject to extension by mutual agreement of the parties. The PureForm Agreement may be terminated by either party upon thirty (30) days written notice of an uncured material breach or immediately in the event of bankruptcy or insolvency. The Agreement contains, among other provisions, representation and warranties, indemnification obligations and confidentiality provisions in favor of each party that are customary for an agreement of this nature.

Appointment of Chief Financial Officer

On April 9, 2021, John M. Van Buiten resigned from his position as the Company’s chief financial officer, effective May 15, 2021. Mr. Van Buiten’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

On April 9, 2021, Carter J. Ward, 56, was appointed as the Company’s chief financial officer, effective May 15, 2021 (the “Effective Date”).

In connection with Mr. Ward’s appointment as chief financial officer, Mr. Ward entered into an employment agreement with the Company on April 9, 2021 (the “Ward Employment Agreement”), effective as of May 15, 2021, pursuant to which Mr. Ward will receive a base salary of $295,000 (“Base Salary”) and is eligible to receive annual performance bonuses of up to 50% of his Base Salary, as determined from time-to-time by the Company’s board of directors.

NOTE 5 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share rateably in all assets of the Company that are legally available for distribution. As of December 31, 2020, 100,000,000 shares of common stock and 20,000,000 shares of Series B Preferred Stock were authorized under the Company’s articles of incorporation. The Company’s Series B preferred stock is convertible by the holder at any time into common stock at a rate of one to one.

Conversion of Series B Preferred Stock

During the three months ended March 31, 2021, holders of an aggregate of 3,275,407 shares of Series B Preferred Stock converted their shares into 3,275,407 shares of common stock. Following those conversions, no Series B Preferred stock shares remain outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Offerings

On January 14, 2021, the Company completed an offering of 2,221,458 shares of Common Stock and pre-funded warrants at approximately $4.50 per share and a concurrent private placement of warrants to purchase 1,666,019 shares of Common Stock at $4.9519 per share, exercisable immediately and terminating five years after the date of issuance for gross proceeds of approximately $10,000,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $8,806,087.

On February 11, 2021, the Company completed an offering of 3,007,026 shares of Common Stock and a concurrent private placement of warrants to purchase 1,503,513 shares of Common Stock at $4.90 per share, exercisable immediately and terminating five year from the date of issuance for gross proceeds of approximately $12,800,000. The net proceeds to Enveric from the offering after deducting financial advisory fees and other costs and expenses were approximately $11,624,401.

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Grant Date Fair Value (USD)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (USD)

Outstanding – January 1, 2021	929,765	$1.53	$2.50
Expired forfeited, or cancelled	(560,404)	$1.65	$1.66
Outstanding – December 31, 2020	369,361	$1.35	$3.80	5.2	$636,156

Exercisable at December 31, 2020	369,361	$1.35	$3.80	5.2	$636,156

The Company’s stock based compensation expense related to stock options for the three months ended March 31, 2021 and 2020 was $0 and $0, respectively. As of March 31, 2021, the Company had $0 in unamortized stock option expense.

During the three months ended March 31, 2021, the Company exchanged options to purchase 560,404 shares of common stock for 325,410 restricted stock units and 42,125 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in general and administrative expenses on the Company’s statement of operations and comprehensive loss.

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the three months ended March 31, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	-	$-
Granted	70,986	$4.16
Vested	(44,390)	$4.49
Non–vested at March 31, 2021	26,596	$3.61

For the three months ended March 31, 2021 and 2020, the Company recorded $32,112 and $0, in stock-based compensation expense related to restricted stock awards. As of March 31, 2021, unamortized stock-based compensation costs related to restricted share awards was $72,009, which will be recognized over a weighted average period of 0.47 years.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS, CONTINUED

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the three months ended March 31, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	-	$-
Granted	3,279,284	$4.41
Vested	(1,207,825)	$4.46
Non–vested at March 31, 2021	2,071,459	$4.38

For the three months ended March 31, 2021 and 2020, the Company recorded $3,559,453 and $0, respectively, in stock-based compensation expense related to restricted stock units, which is a component of general and administrative expenses in the condensed consolidated statement of operations. As of March 31, 2021, unamortized stock-based compensation costs related to restricted stock units was $9,416,205 and will be recognized over a weighted average period of 1.93 years.

Warrants

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2021:

	Warrant shares outstanding	Weighted average exercise price (USD)	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021	3,661,178	$1.98
Issued	3,535,519	$4.93
Exercised	(851,099)	$4.17
Outstanding at March 31, 2021	6,345,598	$3.33	4.9	$6,049,152

Exercisable at March 31, 2021	6,345,598	$3.33	4.9	$6,049,152

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information set forth below should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Enveric Biosciences, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and IND application filings and into clinical development;
●	the impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;
●	the limited study on the effects of medical cannabinoids, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	the ability to establish or maintain collaborations on the development of therapeutic candidates;
●	the ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developmental products and working capital and to obtain such funding on commercially reasonable terms;
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection; and
●	political, economic, and military instability in Israel which may impede our development programs.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Tender Offer, Spin-Off and Reverse Stock Split

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

Prior to the completion of the Offer, on December 30, 2020, pursuant to a Share Purchase Agreement, Ameri contributed to Ameri100 Inc. (“Private Ameri”) all of the issued and outstanding equity interests of the existing subsidiaries of Ameri, constituting the entire business and operations of Ameri and its subsidiaries, and Private Ameri assumed the liabilities of such subsidiaries. All of the issued and outstanding shares of Series A preferred stock of Ameri were redeemed for an equal number of shares of Series A preferred stock of Private Ameri.

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

Recent Financings

January 2021 Offering

On January 14, 2021, we closed a registered direct offering of 1,610,679 shares of common stock and pre-funded warrants to purchase 610,679 shares of common stock, pursuant to a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with certain institutional investors at an offering price of $4.5018 per share and $4.4918 per pre-funded warrant (the “Pre-funded Warrant”), for gross proceeds of approximately $10,000,000 before the deduction of fees and offering expenses.

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

Pursuant to the January 2021 Purchase Agreement, in a concurrent private placement (the “January 2021 Private Placement”) that also closed on January 14, 2021, the Company issued to the investors unregistered warrants to purchase up to 1,666,018 shares of Common Stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $4.9519 per share, subject to adjustment as set forth therein. A holder of January 2021 Warrants does not have the right to exercise any portion of its January 2021 Warrants if the holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

February 2021 Offering

On February 11, 2021, we closed a registered direct offering of 3,007,026 shares of common stock, pursuant to a Securities Purchase Agreement (the “February 2021 Purchase Agreement”) with certain institutional investors at an offering price of $4.27 per share, for gross proceeds of approximately $12,800,000 before the deduction of fees and offering expenses. The shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-233260), previously filed with the SEC on August 14, 2019, and declared effective by the SEC on November 19, 2019.

Pursuant to the February 2021 Purchase Agreement, in a concurrent private placement (the “February 2021 Private Placement”) that also closed on February 11, 2021, the Company issued to the investors unregistered warrants to purchase up to 1,503,513 shares of Common Stock (the “February 2021 Warrants”). The February 2021 Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $4.90 per share, subject to adjustment as set forth therein. A holder of February 2021 Warrants does not have the right to exercise any portion of its February 2021 Warrants if the holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

Palladium Warrants

In connection with its role as financial advisor to the Company in the January 2021 Direct Offering, the January 2021 Private Placement, the February 2021 Direct Offering, and the February 2021 Private Placement, the Company issued Palladium 155,493 warrants with an exercise price of $4.9519 and 210,492 warrants with an exercise price of $4.90 (the “Palladium Warrants”) on February 11, 2021.

Stockholder Demand Letter

On January 21, 2021, the Company received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of our Company. The letter demands that the Company (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which the Company effected a one-for-four reverse stock split of its common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. The Company disputes that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, the Company ratified the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting occurred on May 14, 2021. On May 14, 2021, the Company filed a Certificate of Validation with the State of Delaware to ratify the reverse stock split on December 30, 2020.

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

Acquisition of Diverse Bio License Agreement

On March 5, 2021, the Company entered into an Exclusive License Agreement (the “DB Agreement”) with Diverse Biotech, Inc. (“Diverse”), pursuant to which the Company acquired an exclusive, perpetual license to develop five therapeutic candidates (collectively, the “Agents”) with the goal of alleviating the side effects that cancer patients experience. Under the terms of the DB Agreement, Diverse granted the Company an exclusive license to its intellectual property rights covering the Agents and its products. In exchange, the Company has granted Diverse the right to information relating to the Agents developed for the express purpose of using such information to obtain patent rights, which right terminates upon the issuance or denial of the patent rights.

Under the DB Agreement, the Company will maintain sole responsibility and ownership of the development and commercialization of the Agents and its products. Diverse has agreed not to develop or commercialize any agent or product that would compete with the Agents, or its products containing the Agents, at any time during or after the term of the DB Agreement. If Diverse intends to license, sell, or transfer any other molecules linked with cannabinoids not granted to the Company under the terms of the DB Agreement, the Company will have the first right, but not the obligation, to negotiate an agreement with Diverse for such cannabinoids. The Company has also agreed to pay Diverse an up-front investment payment in the amount of $675,000, as well as a running royalty starting with the first commercial sale by the Company to a third party in an arms’-length transaction.

The term of the DB Agreement shall continue for as long as the Company intends to develop or commercialize the new drugs, unless earlier terminated by either Party. The DB Agreement may be terminated by either party upon ninety (90) days written notice of an uncured material breach or in the event of bankruptcy or insolvency. In addition, the Company has the right to terminate the DB Agreement at any time upon sixty (60) days’ prior written notice to Diverse.

Appointment of Chief Financial Officer

On April 9, 2021, John M. Van Buiten resigned from his position as the Company’s chief financial officer, effective May 15, 2021. Mr. Van Buiten’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

On April 9, 2021, Carter J. Ward, 56, was appointed as the Company’s chief financial officer, effective May 15, 2021 (the “Effective Date”).

In connection with Mr. Ward’s appointment as chief financial officer, Mr. Ward entered into an employment agreement with the Company on April 9, 2021 (the “Ward Employment Agreement”), effective as of May 15, 2021, pursuant to which Mr. Ward will receive a base salary of $295,000 (“Base Salary”) and is eligible to receive annual performance bonuses of up to 50% of his Base Salary, as determined from time-to-time by the Company’s board of directors. Additionally, Mr. Ward will receive 525,000 restricted stock units (“RSUs”), 262,500 of such RSUs shall be subject to time-based vesting (the “Time Based RSUs”), and the remaining 262,500 of such RSUs shall be subject to performance-based vesting (the “Performance RSUs”). The RSUs shall be subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan. The Time Based RSUs shall vest in quarters on each anniversary of the Effective Date, and the Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

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

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2021 and the comparable period in 2020:

	Three Months Ended March 31,
	2021	2020

Operating expenses
General and administrative	6,607,045	836,702
Research and development	157,952	-
Operating expenses	$6,764,997	$836,702

Loss from operations	(6,764,997)	(836,702)

Other income (expense)
Inducement expense	(298,714)	-
Change in fair value of warrants	3,813,000	-
Interest Expense	-	261,759
Total other income (expense)	3,514,286	261,759

Net Loss	$(3,250,711)	$(1,098,461)

Other comprehensive loss
Foreign currency translation	35,736	(12,698)

Comprehensive loss	$(3,214,975)	$(1,111,159)

Net loss per share - basic and diluted	$(0.20)	$(0.04)

Weighted average shares outstanding, basic and diluted	16,220,661	25,607,042

General and Administrative Expenses

Our general and administrative expenses increased to $6,607,045, for the three months ended March 31, 2021 from $836,702 for the three months ended March 31, 2020, with an increase of $5,770,343, or 690%. This change was primarily driven by stock-based compensation of $3,591,565, stock option modification expense of $298,714, and an increase in public company costs of $582,667.

Research and Development Expense

Our research and development expense for the three months ended March 31, 2021 was $157,952 compared to $0 for the three months ended March 31, 2020. This increase was primarily driven by the preparations ongoing for our glioblastoma study and the formulation costs for our radio-dermatitis study.

Change in Fair Value of Warrant Liability

The Company’s change in fair value warrant liability was a gain of $3,813,000 for the three months ended March 31, 2021 due primarily to a decrease in the Company’s stock price.

Interest Expense

Our interest expense for the three months ended March 31, 2021 was $0 compared to $261,759 for the three months ended March 31, 2020. This decrease was primarily driven by promissory notes that were entered into by the Company during 2020, which no longer remained outstanding in 2021.

Foreign Currency Translation

Our foreign currency translation gain (loss) was $35,736 for the three months ended March 31, 2021 as compared to $(12,698) for the three months ended March 31, 2020, for an increase in $48,434. The increase in foreign exchange gain is primarily due to the U.S. Dollar weakening against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses.

Liquidity and Capital Resources

The Company has incurred continuing losses from its operations. As of March 31, 2021, the Company has had an accumulated deficit of $15,010,268 and working capital of $16,629,501. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

On January 14, 2021, the Company completed a registered direct offering of 2,221,458 shares of Common Stock at approximately $4.50 per share for gross proceeds of approximately $10,000,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $8,806,087. On February 11, 2021, the Company completed a registered direct offering of 3,007,026 shares of Common Stock for gross proceeds of approximately $12,800,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $11,624,401. As of May 14, 2021, the Company had cash on hand of approximately $22 million.

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

Cash Flows for the Three Months Ended March 31, 2021 and 2020

The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,162,278)	$(893,922)
Net cash used in investing activities	(675,000)	-
Net cash provided by financing activities	24,881,733	1,212,196
Effect of foreign exchange rate on cash	34,235	(86,667)
Net increase in cash	$21,078,690	$231,597

Operating Activities

Net cash used in operating activities was $3,162,278 during the three months ended March 31, 2021, which consisted primarily of a net loss of $3,250,711, offset by amortization of intangibles of $136,640, change in fair value of warrant liability of $3,813,000, stock-based compensation of $3,591,565, induced conversion of warrants of $298,714, and increases in prepaid expenses and other current assets for $66,208, offset by increases in accounts payable and accrued liabilities of $59,278.

Net cash used in operating activities was $893,922 during the three months ended March 31, 2020, which consisted primarily of a net loss of $1,098,461, offset by amortization of note discount of $233,240 and accrued interest of $28,519, increases in prepaid expenses and other current assets of $49,588, and decreases in accounts payable and accrued liabilities of $7,632.

Investing Activities

Net cash used in investing activities was $675,000 during the three months ended March 31, 2021, which consisted of the acquisition of intellectual property from Diverse Bio.

The Company did not have any investing activities during the three months ended March 31, 2020.

Financing Activities

Net cash provided by financing activities was $24,881,733 during the three months ended March 31, 2021, which consisted primarily of $9,463,087 in net proceeds from the January registered direct offering, $12,151,401 in net proceeds from February registered direct offering, and proceeds from the exercise of warrants of $3,267,245.

Net cash provided by financing activities was $1,212,196 during the three months ended March 31, 2020, which consisted of $50,000 in proceeds from convertible notes payable, and $1,319,910 in proceeds from notes payable, offset by $157,714 in repayment of notes payable.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s accounting policies are fundamental to understanding its management’s discussion and analysis. The Company’s significant accounting policies are presented in Note 3 to its financial statements for the year ended December 31, 2020. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the Company’s condensed financial statements.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Such warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants. At that time, the portion of the warrant liability related to such common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until October 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

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

Foreign Currency Risk

The reporting currency of the Company is the United States dollar, while the functional currency of our subsidiary, Jay Pharma, Inc., is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the United States dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency fluctuations in the future.

Item 3. Quantitative and qualitative disclosures about market risk

From inception through March 31, 2021, the reporting currency of the Company is the United States dollar while the functional currency of the Company is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on April 1, 2021, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2021.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2021.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on April 1, 2021, management had concluded that our internal control over financial reporting was not effective as of December 31, 2019, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

As of March 31, 2021, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the first quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. Other than as described below, we do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our financial position, results of operations or cash flows.

Stockholder Demand Letter

On January 21, 2021, the Company received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of our Company. The letter demands that the Company (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which the Company effected a one-for-four reverse stock split of its common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. The Company disputes that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, the Company ratified the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting occurred on May 14, 2021. On May 14, 2021, the Company filed a Certificate of Validation with the State of Delaware.

Item 1A. Risk factors

Political, economic, and military instability in Israel may impede our development programs, which could have a material adverse effect on our business.

We plan to conduct a clinical cancer study consisting of a Phase 1/2 study in Israel of oral synthetic CBD extract, given alone or in combination with clomiphene concurrently with dose-dense temolozomide chemotherapy for patients with recurrent or progressive GBM, designed as an open label, two-arm, randomized prospective study. We are currently waiting on primary approval from the Israeli Ministry of Health, Center for Cannabis (Yakar) to proceed with such study. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. In May 2021, hostilities between Israel and Hamas escalated and there has been cross-border attacks in Israel and Gaza, including rocket attacks targeting Tel Aviv, where some of our key partners for the planned GBM study are located. The ongoing conflict and any hostilities involving Israel or political, economic, and military conditions in Israel and the surrounding region may directly affect our ability to obtain approvals needed for our GBM study and cause interruptions or delays in conducting such study or future studies we may conduct in Israel for an indeterminate time. Any armed conflicts, terrorist activities, or political instability in the region could impeded our development programs, which could have a material adverse effect on our business.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (issued in connection with the January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
4.2	Form of Warrant (issued in connection with the January 2021 Offering) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
4.3	Form of Warrant (issued in connection with the February 2021 Offering) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021).
10.1	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
10.2	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
10.3	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2021)
10.4	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2021)
10.5*+	Development and Clinical Supply Agreement, between the Company and PureForm Global, Inc., dated February 22, 2021.
10.6*+	Exclusive License Agreement, between the Company and Diverse Biotech, Inc. (“Diverse”), dated March 5, 2021.
10.7#	Employment Agreement between Carter J. Ward and the Company, effective May 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement
+

Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and would likely cause competitive harm to the Company if publicly disclosed. An unredacted copy of this exhibit will be furnished to the Securities and Exchange Commission on a supplemental basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
May 17, 2021

	By:	/s/ David Johnson
David Johnson
President and Chief Executive Officer (Principal Executive Officer)

