Form 10-Q
period 2021-06-30
Enveric Biosciences, Inc.
filed 2021-08-13
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Title of class
Series B Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes ☐ No ☒

As of August 13, 2021, there were 21,432,415 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020

Assets
Current Assets:
Cash	$20,617,917	$1,578,460
Prepaid expenses and other current assets	891,467	700,710
Total current assets	21,509,384	2,279,170

Intangible assets, net	2,185,585	1,817,721
Total assets	$23,694,969	$4,096,891

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,018,920	$681,250
Current portion of loans payable	148,604	-
Total current liabilities	1,167,524	681,250

Warrant liability	3,708,457	-
Total liabilities	$4,875,981	$681,250

Commitments and Contingencies

Shareholders’ Equity
Preferred Stock, $0.01 par value, 20,000,000 shares authorized, 0 and 3,275,407 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$-	$32,754
Common stock, $0.01 par value, 100,000,000 shares authorized, 21,432,415 and 10,095,109 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	214,333	100,951
Additional paid-in capital	34,702,015	15,222,770
Accumulated deficit	(15,918,557)	(11,759,557)
Accumulated other comprehensive loss	(178,803)	(181,277)
Total shareholders’ equity	18,818,988	3,415,641
Total Liabilities and shareholders’ equity	$23,694,969	$4,096,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Operating expenses
Research and development costs	$879,843	$50,957	$1,076,487	$70,957
General and administrative expenses	2,309,149	716,551	8,740,862	1,533,253
Amortization of intangible assets	174,019	-	310,659	-
Total operating expenses	3,363,011	767,508	10,128,008	1,604,210

Loss from Operations	(3,363,011)	(767,508)	(10,128,008)	(1,604,210)

Other income (expense)
Interest expense	(4,821)	(50,883)	(4,821)	(312,642)
Change in fair value of warrant liabilities	2,459,543	-	6,272,543
Inducement expense	-	-	(298,714)
Total other income (expense)	2,454,722	(50,883)	5,969,008	(312,642)

Net Loss	(908,289)	(818,391)	(4,159,000)	(1,916,852)

Other comprehensive gain (loss)
Foreign currency translation	(33,262)	(10,069)	2,474	(22,767)

Comprehensive loss	$(941,551)	$(828,460)	$(4,156,526)	$(1,939,619)

Net loss per share – basic and diluted	$(0.04)	$(0.15)	$(0.22)	$(0.34)

Weighted average shares outstanding, basic and diluted	21,333,515	5,672,025	18,692,526	5,668,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

							Accumulated
	Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2019	-	-	5,573,915	$55,739	$3,039,163	$(4,894,881)	$(11,622)	$(1,811,601)

Common stock issued for accounts payable	-	-	85,942	859	172,623	-	-	173,482
Warrants issued in conjunction with notes payable	-	-	-	-	32,149	-	-	32,149
Beneficial conversion feature issued with note payable	-	-	-	-	17,851	-	-	17,851
Foreign exchange loss	-	-	-	-	-	-	(12,698)	(12,698)
Net loss	-	-	-	-	-	(1,098,461)	-	(1,098,461)
Balance as of March 31, 2020	-	-	5,659,857	$56,598	3,261,786	$(5,993,342)	$(24,320)	$(2,699,278)

Common stock issued in conjunction with not payable modification	-	-	55,000	-	45,725	-	-	45,725
Foreign exchange loss	-	-	-	-	-	-	(10,069)	(10,069)
Net loss	-	-	-	-	-	(818,391)	-	(818,391)
Balance as of June 30, 2020	-	$-	5,714,857	$56,598	$3,307,511	$(6,811,733)	$(34,389)	$(3,482,013)

Balance as of December 31, 2020	3,275,407	$32,754	10,095,109	$100,951	$15,222,770	$(11,759,557)	$(181,277)	$3,415,641
January 2021 registered direct offering	-	-	2,221,334	22,213	4,594,874	-	-	4,617,087
February 2021 registered direct offering	-	-	3,007,026	30,070	6,986,331	-	-	7,016,401
Stock based compensation	-	-	-	-	3,591,565	-	-	3,591,565
Induced conversion of stock options into restricted stock awards	-	-	-	-	298,714	-	-	298,714
Conversion of Series B Preferred Stock	(3,275,407)	(32,754)	3,275,407	32,754	-	-	-	-
Exercise of warrants	-	-	851,099	8,511	3,258,734	-	-	3,267,245
Foreign exchange gain	-	-	-	-	-	-	35,736	35,736
Net loss	-	-	-	-	-	(3,250,711)	-	(3,250,711)
Balance as of March 31, 2021	-	$-	19,449,975	$194,499	$33,952,988	(15,010,268)	$(145,541)	$18,991,678

Stock based compensation	-	-	14,121	141	750,792			750,933
Conversion of stock options into restricted stock	-	-	42,125	421	(421)			-
Exercise of warrants	-	-	1,791,948	17,930	(2)			17,928
Exercise of options	-	-	134,246	1,342	(1,342)			-
Foreign exchange loss	-	-	-	-	-		(33,262)	(33,262)
Net loss	-	-	-	-	-	(908,289)		(908,289)
Balance as of June 30, 2021	-	$-	21,432,415	$214,333	$34,702,015	$(15,918,557)	$(178,803)	$18,818,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(4,159,000)	$(1,916,852)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of debt discount	-	249,570
Accrued interest	-	59,869
Change in fair value of warrant derivatives	(6,272,543)	-
Stock-based compensation	4,342,498	-
Inducement expense	298,714	-
Amortization of intangible assets	310,659	-
Change in operating assets and liabilities
Prepaid expenses and other current assets	(190,757)	(52,116)
Accounts payable and other current liabilities	486,274	414,473
Net cash used in operating activities	(5,184,155)	(1,245,056)

Cash Flows From Investing Activities:
Purchase of Diverse Bio license agreement	(675,000)	-
Net cash used in investing activities	(675,000)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants, net of offering costs	21,614,488	-
Proceeds from convertible notes payable	-	50,000
Proceeds from note payable	-	1,812,410
Repayment of note payable	-	(157,714)
Proceeds from warrant exercises	3,285,173
Net cash provided by financing activities	24,899,661	1,704,696

Effect of foreign exchange rate on cash	(1,049)	(61,961)

Net increase in cash	19,039,457	397,679
Cash - Beginning of period	1,578,460	43,714
	$20,617,917	$441,393

Supplemental non-cash financing activities:
Beneficial conversion feature issued with note payable	$-	$17,851
Warrants issued in conjunction with notes payable issuances	$-	$32,149
Shares of common stock issued for accounts payable	$-	$173,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

On January 10, 2020, the Company entered into an Amalgamation Agreement (as amended on May 6, 2020), (the “Jay Pharma Amalgamation Agreement”) with Jay Pharma Merger Sub, Inc., a company organized under the laws of Canada and a wholly owned subsidiary of the Company (“Merger Sub”), Jay Pharma Inc., a company organized under the laws of Canada (“Jay Pharma”), Jay Pharma ExchangeCo., Inc. a company organized under the laws of British Columbia and a wholly owned subsidiary of the Company (“ExchangeCo”), and Barry Kostiner, as the Company Representative, which provided that, among other things, Merger Sub and Jay Pharma would be amalgamated and would continue as one corporation (“Amalco”), with Amalco continuing as a direct wholly owned subsidiary of ExchangeCo and an indirect wholly owned subsidiary of Ameri, on the terms and conditions set forth in the Jay Pharma Amalgamation Agreement. On August 12, 2020, the Company, Jay Pharma and certain other signatories thereto entered into a tender agreement (the “Tender Agreement”), which provided that, among other things, Ameri would make a tender offer (the “Offer”) to purchase all of the outstanding common shares of Jay Pharma for the number of shares of Enveric common stock equal to the exchange ratio set forth in the Tender Agreement, and Jay Pharma would become a wholly-owned subsidiary of Ameri, on the terms and conditions set forth in the Tender Agreement. The Tender Agreement terminated and replaced in its entirety the Jay Pharma Amalgamation Agreement. On December 30, 2020, the Company, Jay Pharma, Merger Sub, and ExchangeCo completed the Offer and Jay Pharma became a wholly owned subsidiary of the Company. The transaction was treated as a reverse acquisition and recapitalization and accordingly, the historical financial statements prior to the date of the business combination in these unaudited condensed consolidated financial statements are those of Jay Pharma.

COVID-19

During 2020 and continuing into 2021, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 (including its variants and mutations) and measures to prevent its spread impacted our business in a number of ways. The impact of these disruptions and the extent of their adverse impact on our financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2021.

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

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Currency Translation

The reporting currency of the Company is the United States Dollar. The financial statements of companies located outside of the U.S. are measured in their functional currency, which is the local currency. The functional currency of the Company is the United States dollar. Monetary assets and liabilities are translated using public exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Shareholders’ equity accounts and non-monetary assets are translated at their historical exchange rates. Translation adjustments are included in accumulated other comprehensive loss in the accompanying balance sheets.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible notes. The computation of basic net loss per share for the three and six months ended June 30, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2021 and June 30, 2020 because the effect of their inclusion would have been anti-dilutive.

	For the three and six months ended June 30, 2021	For the three and six months ended June 30, 2020
Warrants to purchase shares of common stock	4,553,610	1,504,593
Convertible notes	-	380,920
Restricted stock units	2,596,459	-
Restricted stock awards	13,298	-
Options to purchase shares of common stock	225,565	3,604,348
Total potentially dilutive securities	7,388,932	5,489,861

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

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value Measurement, continued

	Level	June 30, 2021
Warrant liabilities – January Warrants	3	$1,895,303
Warrant liabilities – February Warrants	3	1,813,154
Fair value as of June 30, 2021		$3,708,457

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company had no assets or liabilities measured at fair value on December 31, 2020.

Both the January and February Warrants are classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Initial measurement

	January Warrants	February Warrants
	January 13, 2021	February 12, 2021
Term (years)	5.0	5.0
Stock price	$4.21	$4.62
Exercise price	$4.95	$4.95
Dividend yield	0.0%	0.0%
Expected volatility	84.7%	84.7%
Risk free interest rate	0.5%	0.5%

Number of shares	1,821,514	1,714,005
Value (per share)	$2.66	$3.00

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	January Warrants	February Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$-	$-	$-
Initial value of warrant liability	4,846,000	5,135,000	9,981,000
Change in fair value	(2,950,697)	(3,321,846)	(6,272,543)

Fair value as of June 30, 2021	$1,895,303	$1,813,154	$3,708,457

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of June 30, 2021 are below:

	January Warrants	February Warrants
Term (years)	4.5	4.6
Stock price	$2.38	$2.38
Exercise price	$4.95	$4.90
Dividend yield	0.0%	0.0%
Expected volatility	76.6%	76.5%
Risk free interest rate	0.87%	0.87%

Number of shares	1,821,449	1,714,005
Value (per share)	$1.04	$1.06

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until January 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

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

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – INTANGIBLE ASSETS

As of June 30, 2021, the Company’s intangible assets consisted of:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net

Skincare Assets and License Agreements	4 years	$1,944,689	$(391,916)	$1,552,773
Diverse Bio License Agreement	4 years	675,000	(42,188)	632,812
Total		$2,619,689	$(434,104)	$2,185,585

During the three months ended June 30, 2021 and 2020, the Company recognized amortization expense of $174,019 and $0, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized amortization expense of $310,659 and $0, respectively.

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

Stockholder Demand Letters

On July 14, 2021, the Company received a stockholder demand letter from the law firm of Rigrodsky Law P.A., on behalf of Matthew Whitfield, a purported stockholder of the Company, alleging that the registration statement (the “Amalgamation Registration Statement”) filed by the Company with the SEC on June 21, 2021 omits material information with respect to the Amalgamation and requesting that the Company and the Company board of directors provide certain corrective disclosures in an amendment or supplement to the Amalgamation Registration Statement. The Company does not believe the request has merit, but made certain changes to the Amalgamation Registration Statement, which it believes suffice to answer the purported stockholder’s demands.

On July 22, 2021, the Company received a DGCL Section 220 books and records demand letter from the law firm of Kahn Swick & Foti, on behalf of Scott Waller, a purported stockholder of the Company, seeking access to certain relevant books and records of the Company in connection with the process underlying the Amalgamation (as defined herein) and the Company’s engagement of its financial advisors. The Company does not believe the request has merit, but made certain changes to the Amalgamation Registration Statement, which it believes suffice to answer the purported stockholder’s demands.

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Development and Clinical Supply Agreement

On February 22, 2021, the Company entered into a Development and Clinical Supply Agreement (the “PureForm Agreement”) with PureForm Global, Inc. (“PureForm”), pursuant to which PureForm will be the exclusive provider of synthetic cannabidiol (“API”) for the Company’s development plans for cancer treatment and supportive care. Under the terms of the PureForm Agreement, PureForm has granted the Company the exclusive right to purchase API and related product for cancer treatment and supportive care during the term of the Agreement (contingent upon an initial minimum order of 1 kilogram during the first thirty (30) days from the effective date) and has agreed to manufacture, package and test the API and related product in accordance with specifications established by the parties. All inventions that are developed jointly by the parties in the course of performing activities under the PureForm Agreement will be owned jointly by the parties in accordance with applicable law; however, if the Company funds additional research and development efforts by PureForm, the parties may enter into a further agreement whereby PureForm would assign any resulting inventions or technical information to the Company.

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

The Company has met the minimum purchase requirement of 1 kilogram during the first thirty days of the PureForm Agreement’s effectiveness.

Appointment of Chief Financial Officer

On April 9, 2021, John M. Van Buiten resigned from his position as the Company’s chief financial officer, effective May 15, 2021. Mr. Van Buiten’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

On April 9, 2021, Carter J. Ward, 56, was appointed as the Company’s chief financial officer, effective May 15, 2021 (the “Ward Effective Date”).

In connection with Mr. Ward’s appointment as chief financial officer, Mr. Ward entered into an employment agreement with the Company on April 9, 2021 (the “Ward Employment Agreement”), effective as of May 15, 2021, pursuant to which Mr. Ward will receive a base salary of $295,000 (“Base Salary”) and is eligible to receive annual performance bonuses of up to 50% of his Base Salary, as determined from time-to-time by the Company’s board of directors. Additionally, Mr. Ward will receive 525,000 restricted stock units (“RSUs”), 262,500 of such RSUs shall be subject to time-based vesting (the “Time Based RSUs”), and the remaining 262,500 of such RSUs shall be subject to performance-based vesting (the “Performance RSUs”). The RSUs shall be subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan. The Time Based RSUs shall vest in quarters on each anniversary of the Ward Effective Date, and the Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

Amalgamation Agreement with MagicMed Industries Inc.

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, intends to acquire all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), the amalgamated corporation (“Amalco”) will be an indirect wholly-owned subsidiary of the Company.

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) will receive such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully-diluted basis). The MagicMed Shares will initially be converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation shall be redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed shall receive additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option will be converted into and become an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) will be entitled to receive upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”).

The aggregate number of Company Shares that the Company will issue in connection with the Amalgamation (collectively, the “Share Consideration”) will be in excess of 20% of the Company’s pre-transaction outstanding Company Shares. Accordingly, the Company will seek stockholder approval of the issuance of the Share Consideration in the Amalgamation in accordance with the NASDAQ Listing Rules.

Pursuant to the terms of the Amalgamation Agreement, the Company has agreed to appoint upon the Effective Time two individuals selected by MagicMed to the Company Board of Directors, Dr. Joseph Tucker and Brad Thompson.

The Amalgamation Agreement contains representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Amalgamation is conditioned upon, among other things, (i) the Share Consideration being approved for listing on Nasdaq, (ii) the effectiveness of a Registration Statement on Form S-4 registering the Share Consideration (the “S-4 Registration Statement”) and (iii) the approval (a) of the MagicMed stockholders of the Amalgamation and (b) of the Company’s stockholders of each of the Amalgamation and the issuance of the Share Consideration in the Amalgamation.

The Amalgamation Agreement does not permit MagicMed to solicit alternative acquisition proposals from third parties, but it still may, on the terms and subject to the conditions of the Amalgamation Agreement, respond to any unsolicited alternative acquisition proposal that constitutes, or the MagicMed board of directors determines would reasonably be expected to lead to, a Superior Proposal (as defined in the Amalgamation Agreement).

The Amalgamation Agreement also contains customary termination provisions for the parties and provides that a termination fee of $4,500,000 is payable by (i) MagicMed, if the Agreement is terminated by (a) the Company as a result of (1) a change in recommendation by the MagicMed board of directors, (2) an approval or recommendation by the MagicMed board of directors of a different acquisition proposal or authorization by the MagicMed board of directors of a Superior Proposal, or (3) a breach of the non-solicit covenant by MagicMed, or (b) MagicMed in order to accept a Superior Proposal; or (ii) the Company, if the Agreement is terminated by (a) MagicMed as a result of (1) a change in recommendation by the Company board of directors, (2) an approval or recommendation by the Company board of directors of a different acquisition proposal or authorization by the Company board of directors of a Superior Proposal or (3) a breach of the non-solicit covenant by the Company, or (b) the Company in order to accept a Superior Proposal. The Amalgamation Agreement may be terminated by either party if the Amalgamation is not completed by December 31, 2021; provided, that either the Company or MagicMed may extend that date for an additional sixty (60) days if the Securities and Exchange Commission has not concluded its review of the S-4 Registration Statement by the date which is sixty (60) days prior to that date.

Simultaneously with the execution of the Amalgamation Agreement, holders of approximately 30% of MagicMed’s common shares entered into voting support agreements with the Company, and each of the Company’s directors and executive officers entered into voting support agreements with MagicMed pursuant to which such individuals have agreed, among other things, to execute and deliver a written consent with respect to their respective voting shares in favor of the approval of the Amalgamation Agreement or, if applicable, vote such shares in favor of the adoption of the Amalgamation Agreement at a meeting of stockholders called for such purpose.

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Appointment of Chief Executive Officer

On May 24, 2021, Dr. Joseph Tucker, 52, entered into an employment agreement (the “Tucker Employment Agreement”) with the Company pursuant to which he will become the Company’s chief executive officer, effective as of the Effective Date (the “Tucker Effective Date”).

Dr. Tucker has served as chief executive officer and president of MagicMed since May 2020. From 2019 until 2020, Dr. Tucker acted as the Executive Chairman and Chief Operating Officer of Willow Biosciences Inc. (TSX:WLLW). until leaving to join MagicMed in May 2020. From 2015 to 2019, his principal employment was acting as CEO, President, Director and Founder of Epimeron Inc., which merged with BioCan Technologies Inc. in 2018 and then listed by reverse-takeover with Makena Resources Inc. in 2019 as Willow Biosciences Inc. Dr. Tucker earned a Ph.D. in Biochemistry and Molecular Biology from the University of Calgary.

Pursuant to the Tucker Employment Agreement, effective as of the Tucker Effective Date Dr. Tucker will receive a base salary of $350,000 annually (“Tucker Base Salary”). Dr. Tucker will also receive a one-time signing bonus of $100,000 as well as up to 175,000 restricted stock units (“RSUs”), depending on the price of the Company Shares at the Tucker Effective Date. Half of any such RSUs shall be subject to time-based vesting, and the remaining half of any such RSUs shall be subject to performance-based vesting. Beginning in calendar year 2022, Dr. Tucker is eligible to receive annual performance bonuses of up to 75% of the Tucker Base Salary, as determined from time to time by the Company’s board of directors. Additionally, Dr. Tucker will receive 750,000 RSUs as equity compensation. 375,500 of such RSUs shall be subject to time-based vesting (the “Tucker Time Based RSUs”), and the remaining 375,500 of such RSUs shall be subject to performance-based vesting (the “Tucker Performance RSUs”). The RSUs shall be subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan (the “LTIP”). The Tucker Time Based RSUs shall vest in quarters on each of the first four anniversaries of the Tucker Effective Date, and the Tucker Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

The Tucker Employment Agreement will remain in effect until terminated by either party, unless the Company or Dr. Tucker delivers advance written notice of termination to the other party at least 30 days prior. In addition, the Tucker Employment Agreement is subject to early termination by him or the Company in accordance with the terms of the Tucker Employment Agreement.

Pursuant to the Tucker Employment Agreement, if Dr. Tucker’s employment is terminated by the Company without cause or by Dr. Tucker for good reason, then the Company must pay Dr. Tucker, in addition to any then-accrued and unpaid obligations owed to him, 12 months of the then-current Tucker Base Salary.

The Tucker Employment Agreement also contains covenants restricting Dr. Tucker from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Tucker’s employment with the Company and prohibiting him from disclosure of confidential information regarding the Company at any time.

Please also note that Tucker Employment Agreement requires completion of the amalgamation, as defined in the Amalgamation Agreement and there can be no assurances of such completion being achieved.

Appointment of Chief Scientific Officer

On May 24, 2021, Dr. Peter Facchini, 57, entered into an employment agreement (the “Facchini Employment Agreement”) with the Company pursuant to which he will become the Company’s chief scientific officer, effective as of the Effective Date (the “Facchini Effective Date”).

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Dr. Facchini has served as chief scientific officer of MagicMed since April 2020. From 2019 until 2020, he held the role of Chief Scientific Officer at Willow Biosciences Inc. until leaving to co-found MagicMed. From 2013 until 2019, Dr. Facchini held the role of Chief Scientific Officer, Director and Founder of Epimeron Inc. Dr. Facchini has also been a Professor of Plant Biochemistry in the Department of Biological Sciences at the University of Calgary for 25 years.

Pursuant to the Facchini Employment Agreement, effective as of the Facchini Effective Date Dr. Facchini will receive a base salary of C$295,000 annually (“Facchini Base Salary”). Dr. Facchini will also receive a one-time signing bonus of C$50,000 as well as up to 130,000 RSUs, depending on the price of the Company Shares at the Facchini Effective Date. Half of any such RSUs shall be subject to time-based vesting, and the remaining half of any such RSUs shall be subject to performance-based vesting. Beginning in calendar year 2022, Dr. Facchini is eligible to receive annual performance bonuses of up to 50% of the Facchini Base Salary, as determined from time to time by the Company’s board of directors. Additionally, Dr. Facchini will receive 525,000 RSUs as equity compensation. 262,500 of such RSUs shall be subject to time-based vesting (the “Facchini Time Based RSUs”), and the remaining 262,500 of such RSUs shall be subject to performance-based vesting (the “Facchini Performance RSUs”). The RSUs shall be subject to the terms and conditions of the LTIP. The Facchini Time Based RSUs shall vest in quarters on each of the first four anniversaries of the Facchini Effective Date, and the Facchini Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

The Facchini Employment Agreement will remain in effect until terminated by either party, unless the Company delivers advance written notice of termination to Dr. Facchini or Dr. Facchini delivers advance written notice of termination to the Company at least 30 days prior. In addition, the Facchini Employment Agreement is subject to early termination by him or the Company in accordance with the terms of the Facchini Employment Agreement.

Pursuant to the Facchini Employment Agreement, if Dr. Facchini’s employment is terminated by the Company without cause or by Dr. Facchini for good reason, then the Company must pay Dr. Facchini, in addition to any then-accrued and unpaid obligations owed to him, 12 months of the then-current Facchini Base Salary.

The Facchini Employment Agreement also contains covenants restricting Dr. Facchini from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Facchini’s employment with the Company and prohibiting him from disclosure of confidential information regarding the Company at any time.

Please also note that Facchini Employment Agreement requires completion of the amalgamation, as defined in the Amalgamation Agreement and there can be no assurances of such completion being achieved.

Appointment of Chief Technology Officer

On May 24, 2021, Dr. Jillian Hagel, 42, entered into an employment agreement (the “Hagel Employment Agreement”) with the Company pursuant to which she will become the Company’s chief technology officer, effective as of the Effective Date (the “Hagel Effective Date”).

Dr. Hagel has served as chief technology officer of MagicMed since April 2020. From 2019 until 2020, she acted as Vice President of Applied Sciences for Willow Biosciences Inc. until leaving in April 2020 to co-found MagicMed. From 2013 until 2019, Dr. Hagel’s primary employment was acting as Chief Operating Officer of Epimeron Inc. Dr. Hagel received her PhD in plant biochemistry from the University of Calgary.

Pursuant to the Hagel Employment Agreement, effective as of the Hagel Effective Date Dr. Hagel will receive a base salary of C$295,000 annually (“Hagel Base Salary”). Dr. Hagel will also receive a one-time signing bonus of C$50,000 as well as up to 130,000 RSUs, depending on the price of the Company Shares at the Hagel Effective Date. Half of any such RSUs shall be subject to time-based vesting, and the remaining half of any such RSUs shall be subject to performance-based vesting. Beginning in calendar year 2022, Dr. Hagel is eligible to receive annual performance bonuses of up to 50% of the Hagel Base Salary, as determined from time-to-time by the Company’s board of directors. Additionally, Dr. Hagel will receive 525,000 RSUs as equity compensation. 262,500 of such RSUs shall be subject to time-based vesting (the “Hagel Time Based RSUs”), and the remaining 262,500 of such RSUs shall be subject to performance-based vesting (the “Hagel Performance RSUs”). The RSUs shall be subject to the terms and conditions of the LTIP. The Hagel Time Based RSUs shall vest in quarters on each of the first four anniversaries of the Hagel Effective Date, and the Hagel Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Hagel Employment Agreement will remain in effect until terminated by either party, unless the Company delivers advance written notice of termination to Dr. Hagel or Dr. Hagel delivers advance written notice of termination to the Company at least 30 days prior. In addition, the Hagel Employment Agreement is subject to early termination by her or the Company in accordance with the terms of the Hagel Employment Agreement.

Pursuant to the Hagel Employment Agreement, if Dr. Hagel’s employment is terminated by the Company without cause or by Dr. Hagel for good reason, then the Company must pay Dr. Hagel, in addition to any then-accrued and unpaid obligations owed to her, 12 months of the then-current Hagel Base Salary.

The Hagel Employment Agreement also contains covenants restricting Dr. Hagel from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Hagel’s employment with the Company and prohibiting her from disclosure of confidential information regarding the Company at any time.

Please also note that Hagel Employment Agreement requires completion of the amalgamation, as defined in the Amalgamation Agreement and there can be no assurances of such completion being achieved.

NOTE 5 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Offerings

On January 14, 2021, the Company completed an offering of 2,221,334 shares of Common Stock and pre-funded warrants at approximately $4.50 per share and a concurrent private placement of warrants to purchase 1,666,019 shares of Common Stock at $4.95 per share, exercisable immediately and terminating five years after the date of issuance for gross proceeds of approximately $10,000,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $8,806,087.

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

Stock Options

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Grant Date Fair Value (USD)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (USD)

Outstanding – January 1, 2021	929,765	$1.53	$2.50
Exercised	(143,796)	$0.23	$5.69
Expired forfeited, or cancelled	(560,404)	$1.65	$1.66
Outstanding – June 30, 2021	225,565	$2.06	$2.59	5.9	$82,420

Exercisable at June 30, 2021	225,565	$2.06	$2.59	5.9	$82,420

The Company’s stock based compensation expense related to stock options for the three months ended June 30, 2021 and 2020 was $0 and $0, respectively. The Company’s stock based compensation expense related to stock options for the six months ended June 30, 2021 and 2020 was $0 and $0, respectively. As of June 30, 2021, the Company had $0 in unamortized stock option expense.

During the first quarter 2021, the Company exchanged options to purchase 560,404 shares of common stock for 325,410 restricted stock units and 42,125 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s statement of operations and comprehensive loss.

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the six months ended June 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	-	$-
Granted	70,986	$4.18
Vested	(57,688)	$4.32
Non–vested at June 30, 2021	13,298	$3.61

For the three months ended June 30, 2021 and 2020, the Company recorded $24,003 and $0, in stock-based compensation expense related to restricted stock awards, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded $56,114 and $0, in stock-based compensation expense related to restricted stock awards, respectively. As of June 30, 2021, unamortized stock-based compensation costs related to restricted share awards was $48,006, which will be recognized over a weighted average period of 0.50 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the six months ended June 30, 2021:

	Number of shares	Weighted average grant date fair value
Non–vested at January 1, 2021	-	$-
Granted	3,804,284	$4.13
Vested	(1,207,825)	$4.46
Non–vested at June 30, 2021	2,596,459	$3.97

For the three months ended June 30, 2021 and 2020, the Company recorded $748,603 and $0, respectively, in stock-based compensation expense related to restricted stock units. For the six months ended June 30, 2021 and 2020, the Company recorded $4,307,826 and $0, respectively, in stock-based compensation expense related to restricted stock units, which is a component of general and administrative expenses in the condensed consolidated statement of operations. As of June 30, 2021, the Company had unamortized stock-based compensation costs related to restricted stock units of $2,950,612 which will be recognized over a weighted average period of 3.2 years and unamortized stock based costs related to restricted stock units of $6,966,721 which will be recognized upon achievement of specified milestones.

Enveric Biosciences, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Warrants

The following table summarizes information about shares issuable under warrants outstanding at June 30, 2021:

	Warrant shares outstanding	Weighted average exercise price (USD)	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021	3,661,178	$1.98	5.0	$8,040,836
Issued	4,146,146	$4.20
Exercised	(3,253,714)	$1.10
Outstanding at June 30, 2021	4,553,610	$4.63	4.7	$365,421

Exercisable at June 30, 2021	4,553,610	$4.63	4.7	$365,421

NOTE 6 - SUBSEQUENT EVENTS

Registration Statement on Form S-3

On July 2, 2021, the Company filed a registration statement on Form S-3 (SEC File No. 333- 257690) relating to the sale of up to $200,000,000 in aggregate amount of securities of the Company identified in the prospectus that forms a part of the registration statement. The registration statement was declared effective by the SEC on July 9, 2021.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the annual report on Form 10-K filed with the SEC on April 1, 2021. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Recent Developments

January 2021 Offering

On January 14, 2021, we closed a registered direct offering of 1,610,679 shares of common stock and pre-funded warrants to purchase 610,679 shares of common stock, pursuant to a Securities Purchase Agreement (the “January 2021 Purchase Agreement”) with certain institutional investors at an offering price of $4.50 per share and $4.49 per pre-funded warrant (the “Pre-funded Warrant”), for gross proceeds of approximately $10,000,000 before the deduction of fees and offering expenses.

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

Pursuant to the January 2021 Purchase Agreement, in a concurrent private placement (the “January 2021 Private Placement”) that also closed on January 14, 2021, the Company issued to the investors unregistered warrants to purchase up to 1,666,018 shares of Common Stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $4.95 per share, subject to adjustment as set forth therein. A holder of January 2021 Warrants does not have the right to exercise any portion of its January 2021 Warrants if the holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

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

Palladium Warrants

In connection with its role as financial advisor to the Company in the January 2021 Direct Offering, the January 2021 Private Placement, the February 2021 Direct Offering, and the February 2021 Private Placement, the Company issued Palladium 155,493 warrants with an exercise price of $4.95 and 210,492 warrants with an exercise price of $4.90 (the “Palladium Warrants”) on February 11, 2021.

Stockholder Demand Letters

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

On July 14, 2021, the Company received a stockholder demand letter from the law firm of Rigrodsky Law P.A., on behalf of Matthew Whitfield, a purported stockholder of the Company, alleging that the registration statement (the “Amalgamation Registration Statement”) filed by the Company with the SEC on June 21, 2021 omits material information with respect to the Amalgamation and requesting that the Company and the Company board of directors provide certain corrective disclosures in an amendment or supplement to the Amalgamation Registration Statement. The Company does not believe the request has merit, but made certain changes to the Amalgamation Registration Statement, which it believes suffice to answer the purported stockholder’s demands.

On July 22, 2021, the Company received a DGCL Section 220 books and records demand letter from the law firm of Kahn Swick & Foti, on behalf of Scott Waller, a purported stockholder of the Company, seeking access to certain relevant books and records of the Company in connection with the process underlying the Amalgamation (as defined herein) and the Company’s engagement of its financial advisors. The Company does not believe the request has merit, but made certain changes to the Amalgamation Registration Statement, which it believes suffice to answer the purported stockholder’s demands.

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

Amalgamation Agreement with MagicMed Industries Inc.

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, intends to acquire all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), the amalgamated corporation (“Amalco”) will be an indirect wholly-owned subsidiary of the Company.

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) will receive such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully-diluted basis). The MagicMed Shares will initially be converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation shall be redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed shall receive additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option will be converted into and become an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) will be entitled to receive upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”).

The aggregate number of Company Shares that the Company will issue in connection with the Amalgamation (collectively, the “Share Consideration”) will be in excess of 20% of the Company’s pre-transaction outstanding Company Shares. Accordingly, the Company will seek stockholder approval of the issuance of the Share Consideration in the Amalgamation in accordance with the NASDAQ Listing Rules.

Pursuant to the terms of the Amalgamation Agreement, the Company has agreed to appoint upon the Effective Time two individuals selected by MagicMed to the Company Board of Directors, Dr. Joseph Tucker and Brad Thompson.

The Amalgamation Agreement contains representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Amalgamation is conditioned upon, among other things, (i) the Share Consideration being approved for listing on Nasdaq, (ii) the effectiveness of a Registration Statement on Form S-4 registering the Share Consideration (the “S-4 Registration Statement”) and (iii) the approval (a) of the MagicMed stockholders of the Amalgamation and (b) of the Company’s stockholders of each of the Amalgamation and the issuance of the Share Consideration in the Amalgamation.

The Amalgamation Agreement does not permit MagicMed to solicit alternative acquisition proposals from third parties, but it still may, on the terms and subject to the conditions of the Amalgamation Agreement, respond to any unsolicited alternative acquisition proposal that constitutes, or the MagicMed board of directors determines would reasonably be expected to lead to, a Superior Proposal (as defined in the Amalgamation Agreement).

The Amalgamation Agreement also contains customary termination provisions for the parties and provides that a termination fee of $4,500,000 is payable by (i) MagicMed, if the Agreement is terminated by (a) the Company as a result of (1) a change in recommendation by the MagicMed board of directors, (2) an approval or recommendation by the MagicMed board of directors of a different acquisition proposal or authorization by the MagicMed board of directors of a Superior Proposal, or (3) a breach of the non-solicit covenant by MagicMed, or (b) MagicMed in order to accept a Superior Proposal; or (ii) the Company, if the Agreement is terminated by (a) MagicMed as a result of (1) a change in recommendation by the Company board of directors, (2) an approval or recommendation by the Company board of directors of a different acquisition proposal or authorization by the Company board of directors of a Superior Proposal or (3) a breach of the non-solicit covenant by the Company, or (b) the Company in order to accept a Superior Proposal. The Amalgamation Agreement may be terminated by either party if the Amalgamation is not completed by December 31, 2021; provided, that either the Company or MagicMed may extend that date for an additional sixty (60) days if the Securities and Exchange Commission has not concluded its review of the S-4 Registration Statement by the date which is sixty (60) days prior to that date.

Simultaneously with the execution of the Amalgamation Agreement, holders of approximately 30% of MagicMed’s common shares entered into voting support agreements with the Company, and each of the Company’s directors and executive officers entered into voting support agreements with MagicMed pursuant to which such individuals have agreed, among other things, to execute and deliver a written consent with respect to their respective voting shares in favor of the approval of the Amalgamation Agreement or, if applicable, vote such shares in favor of the adoption of the Amalgamation Agreement at a meeting of stockholders called for such purpose.

Appointment of Chief Financial Officer

On April 9, 2021, John M. Van Buiten resigned from his position as the Company’s chief financial officer, effective May 15, 2021. Mr. Van Buiten’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

On April 9, 2021, Carter J. Ward, 56, was appointed as the Company’s chief financial officer, effective May 15, 2021 (the “Ward Effective Date”).

In connection with Mr. Ward’s appointment as chief financial officer, Mr. Ward entered into an employment agreement with the Company on April 9, 2021 (the “Ward Employment Agreement”), effective as of May 15, 2021, pursuant to which Mr. Ward will receive a base salary of $295,000 (“Base Salary”) and is eligible to receive annual performance bonuses of up to 50% of his Base Salary, as determined from time-to-time by the Company’s board of directors. Additionally, Mr. Ward will receive 525,000 restricted stock units (“RSUs”), 262,500 of such RSUs shall be subject to time-based vesting (the “Time Based RSUs”), and the remaining 262,500 of such RSUs shall be subject to performance-based vesting (the “Performance RSUs”). The RSUs shall be subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan. The Time Based RSUs shall vest in quarters on each anniversary of the Ward Effective Date, and the Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

Appointment of Chief Executive Officer

On May 24, 2021, Dr. Joseph Tucker, 52, entered into an employment agreement (the “Tucker Employment Agreement”) with the Company pursuant to which he will become the Company’s chief executive officer, effective as of the Effective Date (the “Tucker Effective Date”).

Dr. Tucker has served as chief executive officer and president of MagicMed since May 2020. From 2019 until 2020, Dr. Tucker acted as the Executive Chairman and Chief Operating Officer of Willow Biosciences Inc. (TSX:WLLW). until leaving to join MagicMed in May 2020. From 2015 to 2019, his principal employment was acting as CEO, President, Director and Founder of Epimeron Inc., which merged with BioCan Technologies Inc. in 2018 and then listed by reverse-takeover with Makena Resources Inc. in 2019 as Willow Biosciences Inc. Dr. Tucker earned a Ph.D. in Biochemistry and Molecular Biology from the University of Calgary.

Pursuant to the Tucker Employment Agreement, effective as of the Tucker Effective Date Dr. Tucker will receive a base salary of $350,000 annually (“Tucker Base Salary”). Dr. Tucker will also receive a one-time signing bonus of $100,000 as well as up to 175,000 restricted stock units (“RSUs”), depending on the price of the Company Shares at the Tucker Effective Date. Half of any such RSUs shall be subject to time-based vesting, and the remaining half of any such RSUs shall be subject to performance-based vesting. Beginning in calendar year 2022, Dr. Tucker is eligible to receive annual performance bonuses of up to 75% of the Tucker Base Salary, as determined from time to time by the Company’s board of directors. Additionally, Dr. Tucker will receive 750,000 RSUs as equity compensation. 375,500 of such RSUs shall be subject to time-based vesting (the “Tucker Time Based RSUs”), and the remaining 375,500 of such RSUs shall be subject to performance-based vesting (the “Tucker Performance RSUs”). The RSUs shall be subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan (the “LTIP”). The Tucker Time Based RSUs shall vest in quarters on each of the first four anniversaries of the Tucker Effective Date, and the Tucker Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

The Tucker Employment Agreement will remain in effect until terminated by either party, unless the Company or Dr. Tucker delivers advance written notice of termination to the other party at least 30 days prior. In addition, the Tucker Employment Agreement is subject to early termination by him or the Company in accordance with the terms of the Tucker Employment Agreement.

Pursuant to the Tucker Employment Agreement, if Dr. Tucker’s employment is terminated by the Company without cause or by Dr. Tucker for good reason, then the Company must pay Dr. Tucker, in addition to any then-accrued and unpaid obligations owed to him, 12 months of the then-current Tucker Base Salary.

The Tucker Employment Agreement also contains covenants restricting Dr. Tucker from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Tucker’s employment with the Company and prohibiting him from disclosure of confidential information regarding the Company at any time.

The Tucker Employment Agreement requires completion of the amalgamation, as defined in the Amalgamation Agreement and there can be no assurances of such completion being achieved.

Appointment of Chief Scientific Officer

On May 24, 2021, Dr. Peter Facchini, 57, entered into an employment agreement (the “Facchini Employment Agreement”) with the Company pursuant to which he will become the Company’s chief scientific officer, effective as of the Effective Date (the “Facchini Effective Date”).

Dr. Facchini has served as chief scientific officer of MagicMed since April 2020. From 2019 until 2020, he held the role of Chief Scientific Officer at Willow Biosciences Inc. until leaving to co-found MagicMed. From 2013 until 2019, Dr. Facchini held the role of Chief Scientific Officer, Director and Founder of Epimeron Inc. Dr. Facchini has also been a Professor of Plant Biochemistry in the Department of Biological Sciences at the University of Calgary for 25 years.

Pursuant to the Facchini Employment Agreement, effective as of the Facchini Effective Date Dr. Facchini will receive a base salary of C$295,000 annually (“Facchini Base Salary”). Dr. Facchini will also receive a one-time signing bonus of C$50,000 as well as up to 130,000 RSUs, depending on the price of the Company Shares at the Facchini Effective Date. Half of any such RSUs shall be subject to time-based vesting, and the remaining half of any such RSUs shall be subject to performance-based vesting. Beginning in calendar year 2022, Dr. Facchini is eligible to receive annual performance bonuses of up to 50% of the Facchini Base Salary, as determined from time to time by the Company’s board of directors. Additionally, Dr. Facchini will receive 525,000 RSUs as equity compensation. 262,500 of such RSUs shall be subject to time-based vesting (the “Facchini Time Based RSUs”), and the remaining 262,500 of such RSUs shall be subject to performance-based vesting (the “Facchini Performance RSUs”). The RSUs shall be subject to the terms and conditions of the LTIP. The Facchini Time Based RSUs shall vest in quarters on each of the first four anniversaries of the Facchini Effective Date, and the Facchini Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

The Facchini Employment Agreement will remain in effect until terminated by either party, unless the Company delivers advance written notice of termination to Dr. Facchini or Dr. Facchini delivers advance written notice of termination to the Company at least 30 days prior. In addition, the Facchini Employment Agreement is subject to early termination by him or the Company in accordance with the terms of the Facchini Employment Agreement.

Pursuant to the Facchini Employment Agreement, if Dr. Facchini’s employment is terminated by the Company without cause or by Dr. Facchini for good reason, then the Company must pay Dr. Facchini, in addition to any then-accrued and unpaid obligations owed to him, 12 months of the then-current Facchini Base Salary.

The Facchini Employment Agreement also contains covenants restricting Dr. Facchini from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Facchini’s employment with the Company and prohibiting him from disclosure of confidential information regarding the Company at any time.

The Facchini Employment Agreement requires completion of the amalgamation, as defined in the Amalgamation Agreement and there can be no assurances of such completion being achieved.

Appointment of Chief Technology Officer

On May 24, 2021, Dr. Jillian Hagel, 42, entered into an employment agreement (the “Hagel Employment Agreement”) with the Company pursuant to which she will become the Company’s chief technology officer, effective as of the Effective Date (the “Hagel Effective Date”).

Dr. Hagel has served as chief technology officer of MagicMed since April 2020. From 2019 until 2020, she acted as Vice President of Applied Sciences for Willow Biosciences Inc. until leaving in April 2020 to co-found MagicMed. From 2013 until 2019, Dr. Hagel’s primary employment was acting as Chief Operating Officer of Epimeron Inc. Dr. Hagel received her PhD in plant biochemistry from the University of Calgary.

Pursuant to the Hagel Employment Agreement, effective as of the Hagel Effective Date Dr. Hagel will receive a base salary of C$295,000 annually (“Hagel Base Salary”). Dr. Hagel will also receive a one-time signing bonus of C$50,000 as well as up to 130,000 RSUs, depending on the price of the Company Shares at the Hagel Effective Date. Half of any such RSUs shall be subject to time-based vesting, and the remaining half of any such RSUs shall be subject to performance-based vesting. Beginning in calendar year 2022, Dr. Hagel is eligible to receive annual performance bonuses of up to 50% of the Hagel Base Salary, as determined from time-to-time by the Company’s board of directors. Additionally, Dr. Hagel will receive 525,000 RSUs as equity compensation. 262,500 of such RSUs shall be subject to time-based vesting (the “Hagel Time Based RSUs”), and the remaining 262,500 of such RSUs shall be subject to performance-based vesting (the “Hagel Performance RSUs”). The RSUs shall be subject to the terms and conditions of the LTIP. The Hagel Time Based RSUs shall vest in quarters on each of the first four anniversaries of the Hagel Effective Date, and the Hagel Performance RSUs shall vest based on the achievement of performance milestones established by the Company.

The Hagel Employment Agreement will remain in effect until terminated by either party, unless the Company delivers advance written notice of termination to Dr. Hagel or Dr. Hagel delivers advance written notice of termination to the Company at least 30 days prior. In addition, the Hagel Employment Agreement is subject to early termination by her or the Company in accordance with the terms of the Hagel Employment Agreement.

Pursuant to the Hagel Employment Agreement, if Dr. Hagel’s employment is terminated by the Company without cause or by Dr. Hagel for good reason, then the Company must pay Dr. Hagel, in addition to any then-accrued and unpaid obligations owed to her, 12 months of the then-current Hagel Base Salary.

The Hagel Employment Agreement also contains covenants restricting Dr. Hagel from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Hagel’s employment with the Company and prohibiting her from disclosure of confidential information regarding the Company at any time.

Please also note that Hagel Employment Agreement requires completion of the amalgamation, as defined in the Amalgamation Agreement and there can be no assurances of such completion being achieved.

Change in the Company’s Certifying Accountant

On June 23, 2021, the Audit Committee approved the dismissal of Marcum LLP as our independent registered public accounting firm, effective June 23, 2021, and engaged Friedman LLP as our independent registered public accounting firm for the year ending December 31, 2021.

Key Components of Our Results of Operations

Operating Expenses

Our operating expenses include research and development, financial statement preparation services, tax compliance, various consulting and director fees, legal services, auditing fees, and stock-based compensation. These expenses have increased in connection with the Company’s product development and the Company’s management expects these expenses to continue to increase as the Company continues to develop its potential product candidates.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2021 and the comparable period in 2020:

	Three Months Ended June 30,
	2021	2020

Operating expenses
Research and development	$879,843	$50,957
General and administrative	2,309,149	716,551
Amortization of intangible assets	174,019	-
Operating expenses	3,363,011	767,508

Loss from operations	(3,363,011)	(767,508)

Other income (expense)
Inducement expense	-	-
Change in fair value of warrants	2,459,543	-
Interest Expense	(4,821)	(50,883)
Total other income (expense)	2,454,722	(50,883)

Net Loss	(908,289)	(818,391)

Other comprehensive loss
Foreign currency translation	(33,262)	(10,069)

Comprehensive loss	$(941,551)	$(828,460)

Net loss per share – basic and diluted	$(0.04)	$(0.15)

Weighted average shares outstanding, basic and diluted	21,333,515	5,672,025

Research and Development Expense

Research and development expense for the three months ended June 30, 2021 was $879,843 compared to $50,957 for the comparable period of the prior year, representing an increase of $828,886 or approximately 1,600%. This increase resulted from costs incurred from product development activities in the current year, that had not yet begun in the prior year.

General and Administrative Expenses

General and administrative expenses were $2,309,149 for the three months ended June 30, 2021 as compared to $716,551 for the comparable period of the prior year, representing an increase of $1,592,598, or approximately 222%. The increase was primarily due to stock based compensation costs of $750,933 being incurred in the current quarter with no comparable costs being incurred in the prior year’s comparable period, combined with increased human resource, insurance, legal and regulatory compliance costs as compared to the comparable period of the prior year.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended June 30, 2021 was $174,019, as compared to zero for the comparable period of the prior year. This expense is related to licenses acquired by the Company subsequent to June 30, 2020, with acquisition of such licenses being a prerequisite for recognition of such amortization expenses.

Change in Fair Value of Warrants

Change in fair value of warrants contributed $2,459,543 to other income for the three months ended June 30, 2021, as compared to zero for the comparable period of the prior year. This other income (expense) item is related to warrant derivatives which were granted subsequent to June 30, 2020, with the granting of such warrant derivatives being a prerequisite for recognition of such other income (expense). The change in fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s stock at the end of the period, as compared to the beginning of the period, with a strong inverse correlation between the fair value of such derivatives and the trading price of the Company’s common stock.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $4,821 compared to $50,883 for the comparable period of the prior year, a decrease of $46,062 or approximately 91%. This decrease was primarily due to interest expenses incurred in relation to promissory notes which were effective during the quarter ended June 30, 2020, but retired prior to the quarter ended June 30, 2021, resulting in costs being incurred in the prior year period, but not in the current year period.

Foreign Currency Translation

The Company incurs foreign currency translation gains (losses) as a result of the conversion of Canadian Dollars into United States Dollars for payment and valuation of United States Dollar denominated expenses. Foreign currency translation (loss) was $(33,262) for the three months ended June 30, 2021 as compared to $(10,069) for the comparable period of the prior year, an increase in other expenses of $23,193, or approximately 230%. The increase in this other expense is due to the weakening of the U.S. Dollar against the Canadian Dollar being greater during the three months ended June 30, 2020, as compared to such weakening during the comparable period of the current year.

The following table sets forth information comparing the components of net loss for the six months ended June 30, 2021 and the comparable period in 2020:

	Six Months Ended June 30,
	2021	2020

Operating expenses
Research and development	$1,076,487	$70,597
General and administrative	8,740,862	1,533,253
Amortization of intangible assets	310,659	-
Operating expenses	10,128,008	1,604,210

Loss from operations	(10,128,008)	(1,604,210)

Other income (expense)
Inducement expense	(298,714)	-
Change in fair value of warrants	6,272,543	-
Interest Expense	(4,821)	(312,642)
Total other income (expense)	5,969,008	(312,642)

Net Loss	(4,159,000)	(1,916,852)

Other comprehensive gain (loss)
Foreign currency translation	2,474	(22,767)

Comprehensive loss	$(4,156,526)	$(1,939,619)

Net loss per share – basic and diluted	$(0.22)	$(0.34)

Weighted average shares outstanding, basic and diluted	18,692,526	5,668,471

Research and Development Expense

Research and development expense for the six months ended June 30, 2021 was $1,076,487 compared to $70,957 for the comparable period of the prior year, representing an increase of $1,005,530, or approximately 1,400%. This increase resulted from costs incurred from product development activities in the current year, that had not yet begun in the prior year.

General and Administrative Expenses

General and administrative expenses were $8,740,862, for the six months ended June 30, 2021 as compared to $1,533,253 for the comparable period of the prior year, representing an increase of $7,207,609, or approximately 470%. This increase was primarily due to stock based compensation costs of $4,342,498 being incurred in the current period with no comparable costs being incurred in the prior year’s comparable period, combined with increased human resource, insurance, legal and regulatory compliance costs, as compared to the comparable period of the prior year.

Amortization of Intangible Assets

Amortization of intangible assets for the six months ended June 30, 2021 was $310,659, as compared to zero for the comparable period of the prior year. This expense is related to licenses acquired by the Company subsequent to June 30, 2020, with acquisition of such licenses being a prerequisite for recognition of such amortization expenses.

Change in Fair Value of Warrants

Change in fair value of warrants contributed $6,272,543 to other income for the six months ended June 30, 2021, as compared to zero for the comparable period of the prior year. This other income (expense) item is related to warrant derivatives which were granted subsequent to June 30, 2020, with the granting of such warrant derivatives being a prerequisite for recognition of such other income (expense). The change in fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s stock at the end of the period, as compared to the beginning of the period, with a strong inverse correlation between the fair value of such derivatives and the trading price of the Company’s common stock.

Interest Expense

Interest expense for the six months ended June 30, 2021 was $4,821 compared to $312,642 for the comparable period of the prior year, a decrease of $307,821, or approximately 98%. This decrease was primarily due to interest expenses incurred in relation to promissory notes which were effective during the six months ended June 30, 2020, but retired prior to the six months ended June 30, 2021, resulting in costs being incurred in the prior year period, but not in the current year period.

Foreign Currency Translation

The Company incurs foreign currency translation gains (losses) as a result of the conversion of Canadian Dollars into United States Dollars for payment and valuation of United States Dollar denominated expenses. Foreign currency translation gain (loss) was a gain of $2,474 for the six months ended June 30, 2021 as compared to a loss of $(22,767) for the comparable period of the prior year, an increase in other income of $25,241. The increase in this other income is due to the U.S. Dollar weakening against the Canadian Dollar during the six months ended June 30, 2021, while strengthening against the Canadian Dollar during the comparable period of the prior year.

Liquidity and Capital Resources

The Company has incurred continuing losses from its operations. As of June 30, 2021, the Company had an accumulated deficit of $15,918,557 and working capital of $20,341,860. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

On January 14, 2021, the Company completed a registered direct offering of 1,610,679 shares of common stock and pre-funded warrants to purchase 610,679 shares of common stock at approximately $4.50 per share for gross proceeds of approximately $10,000,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $8,806,087. On February 11, 2021, the Company completed a registered direct offering of 3,007,026 shares of Common Stock for gross proceeds of approximately $12,800,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $11,624,401. As of June 30, 2021, the Company had cash on hand of $20,617,917.

We believe that, as a result of these transactions, we currently have sufficient cash and financing commitments to meet our funding requirements over the next year. Notwithstanding, we expect that we will need to raise additional financing to accomplish our development plan over the next several years. We may seek to obtain additional funding through debt or equity financing in the future. There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from our operations will be sufficient to meet our current operating costs. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development expenditures.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(5,184,155)	$(1,245,056)
Net cash used in investing activities	(675,000)	-
Net cash provided by financing activities	24,889,661	1,704,696
Effect of foreign exchange rate on cash	(1,049)	(61,961)
Net increase in cash	$19,039,457	$397,679

Operating Activities

Net cash used in operating activities was $5,184,155 during the six months ended June 30, 2021, which consisted primarily of a net loss of $4,159,000, increased by non-cash expenses, totaling $4,951,871, which included stock based compensation of $4,342,498, amortization expense of $310,659, inducement expense of $298,714, decreased by non-cash income, consisting of change in fair value of warrant derivatives of $6,272,543, and increased by a net of $295,517 due to changes in operating assets and liabilities.

Net cash used in operating activities was $1,245,056 during the six months ended June 30, 2020, which consisted primarily of a net loss of $1,916,852, offset by amortization of note discount of $249,570, decreases in prepaid expenses and other current assets for $52,116, and increases in accounts payable and accrued liabilities of $414,473.

Investing Activities

Net cash used in investing activities was $675,000 during the six months ended June 30, 2021, which consisted of the acquisition of intellectual property from Diverse Bio.

The Company did not have any investing activities during the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $24,889,661 during the six months ended June 30, 2021, which consisted primarily of $21,614,488 in net proceeds from the sale of common stock and proceeds from the exercise of warrants of $3,285,173.

Net cash provided by financing activities was $1,704,696 during the six months ended June 30, 2020, which consisted primarily of $50,000 in proceeds from convertible notes payable, $1,812,410 in proceeds from note payable, and a decrease of $157,714 in repayment of note payable.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s accounting policies are fundamental to understanding its management’s discussion and analysis. The Company’s significant accounting policies are presented in Note 3 to its financial statements for the year ended December 31, 2020 and included in the Annual Report on Form 10-K, filed with SEC on April 1, 2021. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the Company’s condensed financial statements.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until January 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s condensed consolidated financial statements.

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

Item 3. Quantitative and qualitative disclosures about market risk

From inception through December 31, 2020, the reporting currency of the Company was the United States dollar while the functional currency of the Company was the Canadian dollar. From January 1, 2021 through June 30, 2021, the reporting currency of the Company remained the United States dollar, with a portion of transactions being denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on April 1, 2021, continued to exist and were still considered material weaknesses in our internal control over financial reporting at June 30, 2021.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2021.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on April 1, 2021, management had concluded that our internal control over financial reporting was not effective as of December 31, 2020, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

As of June 30, 2021, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Convertible Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
4.1	Form of Pre-Funded Warrant (issued in connection with the January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
4.2	Form of Warrant (issued in connection with the January 2021 Offering) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
4.3	Form of Warrant (issued in connection with the February 2021 Offering) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021).
10.1#	Employment Agreement between Carter J. Ward and the Company, effective May 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2021).
10.2#	Employment Agreement between Joseph Tucker and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021
10.3#	Employment Agreement between Peter Faccini and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021
10.4#	Employment Agreement between Jillian Hagel and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
August 13, 2021

	By:	/s/ David Johnson
David Johnson
President and Chief Executive Officer (Principal Executive Officer)

-34-