Form 10-Q
period 2021-09-30
Enveric Biosciences, Inc.
filed 2021-11-15
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Title of class
Series B Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

Yes ☐ No ☒

As of November 9, 2021, there were 31,383,632 shares of the registrant’s common stock, $0.01 par value per share, issued and outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash	$21,448,426	$1,578,460
Prepaid expenses and other current assets	833,116	700,710
Total current assets	22,281,542	2,279,170

Non-Current Assets
Fixed assets, net of accumulated depreciation of $2,240 and $-0- as of September 30, 2021 and December 31, 2020, respectively	140,568	—
Intangible assets, net of accumulated amortization of $592,700 and $126,968 as of September 30, 2021 and December 31, 2020, respectively	38,273,667	1,817,721
Goodwill	9,061,927	—
Total assets	$69,757,704	$4,096,891

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,162,812	$681,250
Total current liabilities	2,162,812	681,250

Deferred tax liability	9,061,927
Warrant liability	3,166,116	-
Total liabilities	$14,390,855	$681,250

Commitments and Contingencies	-

Shareholders’ Equity
Preferred Stock, $0.01 par value, 20,000,000 shares authorized, 0 and 3,275,407 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$-	$32,754
Common stock, $0.01 par value, 100,000,000 shares authorized, 31,383,632 and 10,095,109 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	313,836	100,951
Additional paid-in capital	73,869,289	15,222,770
Accumulated deficit	(18,630,963)	(11,759,557)
Accumulated other comprehensive loss	(185,313)	(181,277)
Total shareholders’ equity	55,366,849	3,415,641
Total Liabilities and shareholders’ equity	$69,757,704	$4,096,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Operating expenses
Research and development costs	$1,219,339	$63,302	$2,295,826	$134,259
General and administrative expenses	2,123,834	426,532	10,864,696	1,959,785
Depreciation and amortization	173,696	-	484,355	-
Total operating expenses	3,516,869	489,834	13,644,877	2,094,044

Loss from Operations	(3,516,869)	(489,834)	(13,644,877)	(2,094,044)

Other income (expense)
Interest expense	(370)	(75,501)	(5,191)	(388,143)
Change in fair value of warrant liabilities	804,833	-	7,077,376
Inducement expense	-	-	(298,714)
Total other income (expense)	804,463	(75,501)	6,773,471	(388,143)

Net Loss	(2,712,406)	(565,335)	(6,871,406)	(2,482,187)

Other comprehensive gain (loss)
Foreign currency translation	(6,510)	(7,310)	(4,036)	(30,077)

Comprehensive loss	$(2,718,916)	$(572,645)	$(6,875,442)	$(2,512,264)

Net loss per share – basic and diluted	$(0.12)	$(0.10)	$(0.34)	$(0.43)

Weighted average shares outstanding, basic and diluted	23,142,780	5,861,727	20,325,782	5,733,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance as of December 31, 2019	5,573,915	$55,739	$3,039,163	$(4,894,881)	$(11,622)	$(1,811,601)

Common stock issued for accounts payable	85,942	859	172,623			173,482
Warrants issued in conjunction with notes payable			32,149			32,149
Beneficial conversion feature issued with note payable			17,851			17,851
Foreign exchange loss					(12,698)	(12,698)
Net loss				(1,098,461)		(1,098,461)
Balance as of March 31, 2020	5,659,857	$56,598	$3,261,786	$(5,993,342)	$(24,320)	$(2,699,278)

Common stock issued in conjunction with note payable modification	12,167	122	45,603			45,725
Foreign exchange loss					(10,069)	(10,069)
Net loss				(818,391)		(818,391)
Balance as of June 30, 2020	5,672,024	$56,720	$3,307,389	$(6,811,733)	$(34,389)	$(3,482,013)

Private equity placement	36,871	369	227,131			227,500
Conversion of related party advance and notes payable	239,325	2,393	235,607			238,000
Foreign exchange loss					(7,310)	(7,310)
Net loss				(565,335)		(565,335)
Balance as of September 30, 2020	5,948,220	$59,482	$3,770,127	$(7,377,068)	$(41,699)	$(3,589,158)

(continued on next page)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

(Continued from prior page)

	Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of December 31, 2020	3,275,407	$32,754	10,095,109	$100,951	$15,222,770	$(11,759,557)	$(181,277)	$3,415,641
January 2021 registered direct offering, net	-	-	2,221,334	22,213	4,594,874			4,617,087
February 2021 registered direct offering , net			3,007,026	30,070	6,986,331			7,016,401
Stock based compensation					3,591,565			3,591,565
Induced conversion of stock options into restricted stock awards					298,714			298,714
Conversion of Series B Preferred Stock	(3,275,407)	(32,754)	3,275,407	32,754				-
Exercise of warrants, net			851,099	8,511	3,258,734			3,267,245
Foreign exchange gain							35,736	35,736
Net loss						(3,250,711)		(3,250,711)
Balance as of March 31, 2021	-	-	19,449,975	$194,499	$33,952,988	$(15,010,268)	$(145,541)	$18,991,678

Stock based compensation	-	-			717,466			717,466
Stock issued for services			14,121	141	33,326			33,467
Conversion of stock options into restricted stock			42,125	421	(421)			-
Exercise of warrants			1,791,948	17,921	7			17,928
Exercise of options			134,246	1,342	(1,342)			-
Foreign exchange loss							(33,262)	(33,262)
Net loss						(908,289)		(908,289)
Balance as of June 30, 2021	-	-	21,432,415	$214,324	$34,702,024	$(15,918,557)	$(178,803)	$18,818,988

Consideration paid pursuant to amalgamation agreement	-	-	9,951,217	99,512	38,942,770			39,042,282
Stock based compensation					486,986			486,986
Reserve for Ameri warrant liabilities					(262,491)			(262,491)
Foreign exchange loss							(6,510)	(6,510)
Net loss						(2,712,406)		(2,712,406)
Balance as of September 30, 2021	-	-	31,383,632	$313,836	$73,869,289	$(18,630,963)	$(185,313)	$55,366,849

The accompanying notes are an integral part of these audited condensed consolidated financial statements

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(6,871,406)	$(2,482,187)
Adjustments to reconcile net loss to cash used in operating activities
Amortization of debt discount	-	285,858
Accrued interest	-	102,285
Change in fair value of warrant liability	(7,077,376)	-
Stock and option based compensation	4,829,484	-
Inducement expense	298,714	-
Depreciation and amortization expense	484,355	-
Change in operating assets and liabilities
Prepaid expenses and other current assets	320,123	(1,841)
Accounts payable and accrued liabilities	625,748	522,162
Due from related party	-	(65,075)
Net cash used in operating activities	(7,390,358)	(1,638,798)

Cash Flows From Investing Activities:
Purchase of Diverse Bio license agreement	(675,000)	-
Cash accretive acquisition of MagicMed	3,055,327	-
Net cash provided by investing activities	2,380,327	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants, net of offering costs	21,614,488	227,500
Proceeds from convertible notes payable	-	50,000
Proceeds from note payable	-	1,812,410
Repayment of note payable	-	(157,714)
Proceeds from warrant exercises, net of fees	3,285,164	-
Net cash provided by financing activities	24,899,652	1,932,196

Effect of foreign exchange rate on cash	(19,655)	3,786

Net increase in cash	19,869,966	297,184
Cash - Beginning of period	1,578,460	43,714
Cash - End of period	$21,448,426	$340,898
Supplemental disclosure of cash and non-cash transactions:
Issuance of Common Stock pursuant to MagicMed amalgamation	$39,042,282	$-
Deferred tax liability incurred due to MagicMed amalgamation	$9,061,927	$-
Conversion of preferred stock to common stock$	$32,754	$-
Fair value of warrants issued	$9,981,000	$-
Fair value of Ameri warrants	$262,492	$-
Beneficial conversion feature issued with note payable	$-	$17,851
Warrants issued in conjunction with notes payable issuances	$-	$32,149
Common stock issued for accounts payable	$-	$173,482
Common stock issued in conjunction with note payable modification	$-	$45,725
Conversion of related party advances and notes payable into common stock	$-	$238,000
Cash paid for interest	$5,191	$388,143
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enveric Biosciences, Inc. and Subsidiaries

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

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), the amalgamated corporation (“Amalco”) will be an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021.

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully-diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,217 Company Shares, representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

The aggregate number of Company Shares that the Company issued in connection with the Amalgamation (collectively, the “Share Consideration”) was in excess of 20% of the Company’s pre-transaction outstanding Company Shares. Accordingly, the Company sought and received stockholder approval of the issuance of the Share Consideration in the Amalgamation in accordance with the NASDAQ Listing Rules.

Pursuant to the terms of the Amalgamation Agreement, the Company appointed, effective as of the Effective Time two individuals selected by MagicMed to the Company Board of Directors, Dr. Joseph Tucker and Dr. Brad Thompson.

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Amalgamation Agreement contained representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Amalgamation was conditioned upon, among other things, (i) the Share Consideration being approved for listing on Nasdaq, (ii) the effectiveness of a Registration Statement on Form S-4 registering the Share Consideration and (iii) the approval (a) of the MagicMed stockholders of the Amalgamation and (b) of the Company’s stockholders of each of the Amalgamation and the issuance of the Share Consideration in the Amalgamation. The closing of the Amalgamation occurred on September 16, 2021.

MagicMed Industries develops and commercializes psychedelic-derived pharmaceutical candidates. MagicMed’s psychedelic derivatives library, the Psybrary™, is an essential building block from which industry can develop new patented products. The initial focus of the Psybrary™ is on psilocybin and DMT derivatives, and it is then expected to be expanded to other psychedelics.

As of September 30, 2021, the accounting for the Amalgamation with MagicMed is provisional pending the calculation of the final purchase price, finalization of the opening balances sheet, the final valuation report, and allocation of the total consideration transferred.

LIQUIDITY AND OTHER UNCERTANTIES

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $18,630,963 as of September 30, 2021. Based on the current development plans and other operating requirements, the Company believes that the existing cash on hand at September 30, 2021 is sufficient to fund operations for at least the next twelve months following the filing of these unaudited condensed consolidated financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2021. The unaudited condensed consolidated financial statements represent the consolidation of the Company and its subsidiaries in conformity with U.S. GAAP. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of stock-based compensation, accruals associated with third party providers supporting research and development efforts, estimated fair values of long lives assets used to record impairment charges related to intangible assets, acquired in-process research and development (“IPR&D), and goodwill, and allocation of purchase price in business acquisitions. Actual results could differ from those estimates.

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Foreign Currency Translation

From inception through December 31, 2020, the reporting currency of the Company was the United States dollar while the functional currency of the Company was the Canadian dollar. From January 1, 2021 through September 30, 2021, the reporting currency of the Company remained the United States dollar, with a portion of transactions being denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Warrant Liability

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the unaudited condensed consolidated balance sheet. The Company accounts for common stock warrants with put options as liabilities under ASC 480. Such warrants are subject to remeasurement at each unaudited condensed consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the unaudited condensed consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants. At that time, the portion of the warrant liability related to such common stock warrants will be reclassified to additional paid-in capital.

Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital. Any offering costs allocated to warrant liabilities are charged to general and administrative expenses on the Company’s unaudited condensed consolidated statement of operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and convertible notes. The computation of basic net loss per share for the three and nine months ended September 30, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021 and 2020 because the effect of their inclusion would have been anti-dilutive.

	For the three and nine months ended September 30, 2021	For the three and nine months ended September 30, 2020
Warrants to purchase shares of common stock	10,576,654	332,854
Convertible notes	-	139,721
Restricted stock units	5,775,171	-
Restricted stock awards	28,861	-
Options to purchase shares of common stock	1,147,334	797,372
Total potentially dilutive securities	17,528,020	1,269,947

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses as change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations that are attributable to the change in the fair value of the warrant liabilities.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the unaudited condensed consolidated balance sheet as of September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2021
Warrant liabilities – January Warrants	3	$1,487,234
Warrant liabilities – February Warrants	3	1,416,391
Put rights in warrants issued prior to and surviving amalgamation with Ameri	2	262,491
Fair value as of September 30, 2021		$3,166,116

The Company had no assets or liabilities measured at fair value on December 31, 2020.

Both the January and February Warrants are classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analysed each period based on changes in estimates or assumptions and recorded as appropriate.

Initial measurement

	January Warrants	February Warrants
	January 13, 2021	February 12, 2021
Term (years)	5.0	5.0
Stock price	$4.21	$4.62
Exercise price	$4.95	$4.90
Dividend yield	0.0%	0.0%
Expected volatility	84.7%	84.7%
Risk free interest rate	0.5%	0.5%

Number of shares	1,821,449	1,714,005
Value (per share)	$2.66	$3.00

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	January Warrants	February Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$-	$-	$-
Initial value of warrant liability	4,846,000	5,135,000	9,981,000
Change in fair value	(3,358,767)	(3,718,609)	(7,077,376)

Fair value of put rights in warrants issued prior to and surviving amalgamation with Ameri			262,491
Fair value as of September 30, 2021	$1,487,234	$1,416,391	$3,166,116

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of September 30, 2021 are below:

	January Warrants	February Warrants
Term (years)	4.3	4.3
Stock price	$2.07	$2.07
Exercise price	$4.95	$4.90
Dividend yield	0.0%	0.0%
Expected volatility	77.1%	76.7%
Risk free interest rate	0.98%	0.98%

Number of shares	1,821,449	1,714,005
Value (per share)	$0.82	$0.83

Certain warrants issued by Ameri prior to the December 30, 2020 amalgamation with the Company, and containing put rights, remain outstanding and operative, with the put rights contained therein representing a liability to the Company classified as Level 2, due to the pricing input per warrant share, prior to adjustment for the reverse split subsequent to issuance of the warrants, and the number of warrant shares being directly observable as of the reporting date.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. . All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

The estimated fair value of net assets acquired, including the allocation of the fair value to identifiable assets and liabilities, was determined using established valuation techniques. A fair value measurement is determined as the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In the context of purchase accounting, the determination of fair value often involves significant judgments and estimates by management, including the selection of valuation methodologies, estimates of future revenues, costs and cash flows, discount rates, and selection of comparable companies. The estimated fair values reflected in the purchase accounting are subject to management’s judgment.

Intangible Assets

Intangible assets consist of in-process research and development acquired. The intangible assets are valued using the discounted cash flows method. The Company assesses the carrying value of its intangible assets for impairment each year. License agreements are recorded at cost and amortized over the life of the license.

Intangible assets related to acquired IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment. Impairment testing is performed at least annually or when a triggering event occurs that could indicate a potential impairment. If and when development is complete, which generally occurs when regulatory approval to market a product is obtained, the associated assets are deemed finite-lived and are amortized over a period that best reflects the economic benefits provided by these assets.

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Research and Development

Research and development expenses are charged to operations as incurred. Research and development expenses include, among other things, internal and external costs associated with preclinical development, pre-commercialization manufacturing expenses, and clinical trials. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or services provided and the invoices received from its external service providers. In the case of clinical trials, a portion of the estimated cost normally relates to the projected cost to treat a patient in the trials, and this cost is recognized based on the number of patients enrolled in the trial. As actual costs become known, the Company adjusts its accruals accordingly.

Stock-Based Compensation

The Company recognizes compensation expense for all equity-based payments in accordance with ASC 718 “Compensation – Stock Compensation” which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the estimated fair value of the stock award and the estimated fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of stock-based awards under ASC 718. The estimated fair value is amortized as a charged to earnings on a straight-line basis depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and consultants, this is typically considered to be the vesting period of the award . Under fair value recognition provisions, the Company accounts for forfeitures when they occur. Stock-based compensation expense recognized in the financial statements is reduced by the actual awards forfeited.

Restricted stock units, restricted stock awards, and stock options are granted at the discretion of the Compensation Committee of the Company’s board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 48-month period.

Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one operating segment and reporting unit. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

Long Lived Assets

Property and equipment and intangible assets are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the respective estimated useful lives of the Company’s long-lived assets. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis. The estimated useful life of the Company’s intellectual property is equal to the term of the related license, if applicable or 10 years and is amortized on a straight-line basis

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying value of the long-lived assets may not be fully recoverable. In cases where the Company does not expect to recover its carrying costs, an impairment charge is recorded. The Company measures and records impairment losses on its long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. Considerable judgment by management is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.

Goodwill

The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that the reporting unit is the entire company, due to the integration of all of the Company’s activities. In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no impairment of goodwill for the three and nine months ended September 30, 2021.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of September 30, 2021 and December 31, 2020, no liability for unrecognized tax benefits was required to be recorded.

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

The Company has identified its United States and Canadian federal tax return, its state and provincial tax returns in Florida, Alberta (Canada) and Ontario (Canada) as its “major” tax jurisdictions. The Company is in the process of filing its corporate tax returns for the years ended December 31, 2020 and December 31, 2019. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until January 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

As of September 30, 2021, the Company’s intangible assets consisted of:

	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net

Skincare Assets and License Agreements	4 years	$1,944,689	$(508,324)	$1,436,365
Diverse Bio License Agreement	4 years	675,000	(84,376)	590,624
In process research and development	Indefinite	36,246,678	-	36,246,678
Total		$38,866,367	$(592,700)	$38,273,667

During the three months ended September 30, 2021 and 2020, the Company recognized amortization expense of $170,692 and $0, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized amortization expense of $481,351 and $0, respectively.

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

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

In process research and development

Please refer to Note 6, Business Combination with MagicMed Industries.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Stockholder Demand Letters

On January 21, 2021, the Company received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of the Company. The letter demands that the Company (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which the Company effected a one-for-four reverse stock split of its common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. The Company disputes that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, the Company ratified the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting occurred on May 14, 2021. On May 14, 2021, the Company filed a certificate of validation with the State of Delaware to ratify the reverse stock split on December 30, 2020. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company paid $65,000 to the purported stockholder’s counsel in connection with the changes effected.

On July 14, 2021, the Company received a stockholder demand letter from the law firm of Rigrodsky Law P.A., on behalf of Matthew Whitfield, a purported stockholder of the Company, alleging that the registration statement (the “Amalgamation Registration Statement”) filed by the Company with the SEC on June 21, 2021 omitted material information with respect to the Amalgamation and requesting that the Company and the Company board of directors provide certain corrective disclosures in an amendment or supplement to the Amalgamation Registration Statement. The Company does not believe the request had merit, but made certain changes to the Amalgamation Registration Statement, which it believes sufficed to answer the purported stockholder’s demands. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company agreed to pay $30,000 to the purported stockholder’s counsel in connection with the changes to the Amalgamation Registration Statement. This amount was accrued as of, and paid subsequent to September 30, 2021.

On July 22, 2021, the Company received a DGCL Section 220 books and records demand letter from the law firm of Kahn Swick & Foti, on behalf of Scott Waller, a purported stockholder of the Company, seeking access to certain books and records of the Company in connection with the process underlying the Amalgamation (as defined herein) and the Company’s engagement of its financial advisors. The Company does not believe the request had merit, but made certain changes to the Amalgamation Registration Statement, which it believes sufficed to answer the purported stockholder’s demands. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company agreed to pay $60,000 to the purported stockholder’s counsel in connection with the changes to the Amalgamation Registration Statement. This amount was accrued as of, and paid subsequent to September 30, 2021.

On September 2, 2021, Vince Mojta (“Plaintiff”), through his attorney, filed a complaint (Mojta v. Enveric Biosciences, Inc., et al., Case No. 1:21-cv-07385 (S.D.N.Y.)) in the United States District Court for the Southern District of New York, against the Company and the members of its board of directors (the “Directors”). The complaint alleged, among other things, that the Amalgamation Registration Statement omitted material information with respect to the Amalgamation. The complaint sought to enjoin the Company from taking any steps to consummate the Amalgamation unless and until certain information was disclosed to the Company’s shareholders before a vote on the Amalgamation and a judgment for damages. The Company believed that the suit was without merit. Plaintiff never served the Company or the Directors with the suit, and the Amalgamation successfully closed. Plaintiff then voluntarily dismissed the suit on October 25, 2021.

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

Purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan

On December 26, 2017, Jay Pharma entered into a purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan (the “Vogel-Nathan Purchase Agreement”), pursuant to which Jay Pharma was assigned ownership rights to certain patents, which were filed and unissued as of the date of the Vogel-Nathan Purchase Agreement. The Vogel-Nathan Purchase Agreement includes a commitment to pay a one time milestone totaling $200,000 upon the issuance of a utility patent in the United States or by the European Patent Office, as defined in the agreement. The Company has accrued such amount as of September 30, 2021, as a result of the milestone criteria being achieved during three month period ended September 30, 2021. In addition, a milestone payment totaling $300,000 is due upon initiation of a Phase II(b) study. Research activities related to the relevant patents are still in pre-clinical stage, and accordingly, this milestone has not been achieved. The Vogel-Nathan Purchase Agreement contains a commitment for payment of royalties equalling 2% of the first $20 million in net sales derived from the commercialization of products utilizing the relevant patent. As these products are still in the preclinical phase of development, no royalties have been earned.

Agreements with Tikkun

Assignment and Assumption Agreements

On January 10, 2020, Jay Pharma entered into two assignment and assumption agreements, pursuant to which, upon the satisfaction of all closing conditions to the Offer, affiliates of Tikkun Pharma Inc. (“Tikkun”) would assign to Jay Pharma all of such affiliates’ in-licensed and developed rights based on certain Amended and Restated Sublicense Agreements, effective January 12, 2018, pursuant to which Jay Pharma entered into two in-licensing U.S. and rest of world rights to the limited pharmaceutical business (including cancer) from TO Pharmaceuticals USA LLC (“TOP”) and Tikkun Olam IP, LTD (“TOCI”), respectively, each as amended by a First Amendment entered January 10, 2020, with:

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

License Agreement

Jay Pharma, Tikkun Olam LLC (“TO LLC”) and Tikkun Olam Hemp LLC (“TOH”) entered into a license agreement dated on January 10, 2020, pursuant to which Jay Pharma would acquire certain in-licensed and owned intellectual property rights related to the cannabis products in the United States (presently excluding the state of New York) from TO LLC and TOH, each of which is an affiliate of TO Holdings, in exchange for royalty payments of (i) four percent (4.0%) of net sales of OTC cancer products made via consumer channels; (ii) five percent (5.0%) of net sales of beauty products made via consumer channels; and (iii) three percent (3.0%) of net sales of OTC cancer products made via professional channels, along with a minimum net royalty payment starting in January 1, 2022 and progressively increasing up to a cap of $400,000 maximum each year for the first 10 years, then $600,000 maximum each year for the next 5 years, and an annual maximum cap of $750,000 each year thereafter during the term of the agreement. The licensed intellectual property rights relate to beauty products and OTC cancer products, and branding rights related thereto. The beauty products include any topical or transdermal cannabis-containing or cannabis-derived (including hemp-based) skin care or body care beauty products, and the OTC cancer products means any cancer-related products, in each case excluding those regulated as a drug, medicine, or controlled substance by the FDA or any other relevant governmental authority, such as the USDA.

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

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Offerings

On January 14, 2021, the Company completed an offering of 2,221,334 shares of Common Stock and pre-funded warrants at approximately $4.50 per share and a concurrent private placement of warrants to purchase 1,666,019 shares of Common Stock at $4.95 per share, exercisable immediately and terminating five years after the date of issuance for gross proceeds of approximately $10,000,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $8,800,087, with $4,617,087 of such amount allocated to share capital and $4,846,000 allocated to warrant liability and the remaining $663,000 recorded as an expense.

On February 11, 2021, the Company completed an offering of 3,007,026 shares of Common Stock and a concurrent private placement of warrants to purchase 1,503,513 shares of Common Stock at $4.90 per share, exercisable immediately and terminating five year from the date of issuance for gross proceeds of approximately $12,800,000. The net proceeds to Enveric from the offering after deducting financial advisory fees and other costs and expenses were approximately $11,624,401, with $7,016,401 of such amount allocated to share capital and $5,135,000 allocated to warrant liability and the remaining $527,000 recorded as an expense.

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (USD)

Outstanding – January 1, 2021	929,765	$1.53	$2.50
Granted	80,000	$3.50	$2.81
Options assumed pursuant to acquisition of MagicMed	973,840	$1.34	$1.83
Exercised	(143,796)	$0.23	$5.69
Expired forfeited, or cancelled	(692,475)	$1.69	$1.98
Outstanding – September 30, 2021	1,147,334	$1.57	$2.09	5.7	$730,438

Exercisable at September 30, 2021	931,810	$1.52	$2.00	4.9	$550,191

Options granted during the three months ended September 30, 2021 were valued using the Black Scholes model and the following assumptions:

Term (years)	7.0
Stock price	$3.50
Exercise price	$3.50
Dividend yield	0%
Expected volatility	79%
Risk free interest rate	1.3%

The Company’s stock based compensation expense related to stock options for the three months ended September 30, 2021 and 2020 was $4,683 and $0, respectively. The Company’s stock based compensation expense related to stock options for the nine months ended September 30, 2021 and 2020 was $4,683 and $0, respectively. As of September 30, 2021, the Company had $504,903 in unamortized stock option expense with a weighted average amortization period equal to 2.9 years

During the first quarter 2021, the Company exchanged options to purchase 560,404 shares of common stock for 325,410 restricted stock units and 42,125 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s unaudited condensed consolidated statement of operations and comprehensive loss.

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the nine months ended September 30, 2021:

	Number of shares	Weighted average fair value
Non–vested at January 1, 2021	-	$-
Granted	70,986	$3.84
Vested	(64,334)	$4.24
Non–vested at September 30, 2021	6,652	$2.50

For the three months ended September 30, 2021 and 2020, the Company recorded $23,995 and $0, in stock-based compensation expense related to restricted stock awards, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded $80,109 and $0, in stock-based compensation expense related to restricted stock awards, respectively. As of September 30, 2021, unamortized stock-based compensation costs related to restricted share awards was $24,012, which will be recognized over a weighted average period of 0.25 years.

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the nine months ended September 30, 2021:

	Number of shares	Weighted average fair value
Non–vested at January 1, 2021	-	$-
Granted	5,775,171	$3.65
Vested	(1,207,825)	$4.46
Non–vested at September 30, 2021	4,567,346	$3.43

For the three months ended September 30, 2021 and 2020, the Company recorded $458,308 and $0, respectively, in stock-based compensation expense related to restricted stock units, with $315,929 included as a component of general and administrative expenses and $118,474 included as a component of research and development costs in the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2021 and 2020, the Company recorded $4,710,225 and $0, respectively, in stock-based compensation expense related to restricted stock units, with $4,592,748 included as a component of general and administrative expenses and $118,474 included as a component of research and development expenses in the unaudited condensed consolidated statement of operations. As of September 30, 2021, the Company had unamortized stock-based compensation costs related to restricted stock units of $7,908,006 which will be recognized over a weighted average period of 3.57 years and unamortized stock based costs related to restricted stock units of $6,966,721 which will be recognized upon achievement of specified milestones.

Warrants

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2021:

	Warrant shares outstanding	Weighted average exercise price (USD)	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021	3,770,550	$2.13	5.0	$8,040,836
Issued	4,146,146	$4.90
Assumed pursuant to acquisition of MagicMed	5,913,672	$1.31
Exercised	(3,253,714)	$1.10
Outstanding at September 30, 2021	10,576,654	$2.76	3.6	$5,115,080

Exercisable at September 30, 2021	10,576,654	$2.76	3.6	$5,115,080

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

NOTE 6 – AMALGAMATION WITH MAGICMED INDUSTRIES INC.

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), the amalgamated corporation (“Amalco”) will be an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021.

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully-diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,237 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

The aggregate number of Company Shares that the Company issued in connection with the Amalgamation (collectively, the “Share Consideration”) was in excess of 20% of the Company’s pre-transaction outstanding Company Shares. Accordingly, the Company sought and received stockholder approval of the issuance of the Share Consideration in the Amalgamation in accordance with the NASDAQ Listing Rules.

Pursuant to the terms of the Amalgamation Agreement, the Company appointed, effective as of the Effective Time two individuals selected by MagicMed to the Company Board of Directors, Dr. Joseph Tucker and Dr. Brad Thompson.

The Amalgamation Agreement contained representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Amalgamation was conditioned upon, among other things, (i) the Share Consideration being approved for listing on Nasdaq, (ii) the effectiveness of a Registration Statement on Form S-4 registering the Share Consideration (the “S-4 Registration Statement”) and (iii) the approval (a) of the MagicMed stockholders of the Amalgamation and (b) of the Company’s stockholders of each of the Amalgamation and the issuance of the Share Consideration in the Amalgamation. The closing of the Amalgamation occurred on September 16, 2021.

MagicMed Industries develops and commercializes psychedelic-derived pharmaceutical candidates. MagicMed’s psychedelic derivatives library, the Psybrary™, is an essential building block from which industry can develop new patented products. The initial focus of the Psybrary™ is on psilocybin and DMT derivatives, and it is then expected to be expanded to other psychedelics.

On September 16, 2021, the Company (“Purchaser”), in connection with the Amalgamation Agreement entered into on May 24, 2020, acquired MagicMed Industries Inc., and its wholly owned subsidiary MagicMed USA, Inc. (“MagicMed”), (the “Acquisition”). In exchange for a total purchase price valued at $48,104,210 the Company acquired 37,463,673 shares of Common Stock from MagicMed, which represents 100% of the outstanding and issued shares of Common Stock of MagicMed, for equity consideration on the date of closing valued at $27,067,310. The Purchaser also agreed that it would issue Company Shares in lieu of shares of MagicMed Shares for any warrants to purchase MagicMed Shares that were exercised, with the maximum number of Company Shares issuable pursuant to such warrant exercises being 5,913,672. The fair value of the warrants on the closing date of the Amalgamation was $10,724,579. Additionally, the Purchaser agreed that it would issue issued Company Shares in lieu of shares of MagicMed Shares for any options to purchase MagicMed Shares that were exercised, with the maximum number of Company Shares issuable pursuant to such option exercises being 973,840. The fair value of the options on the closing date of the Amalgamation was $1,535,790, with $1,250,394 included in the purchase price and $285,396 to be recognized as expense in the post combination period.

The goodwill of $9,061,927 is related to deferred tax liabilities arising from the Company’s purchase of the MagicMed Shares.

The following table represents the preliminary purchase price:

Stock (9,951,217 common shares issued)	$27,067,310
Fair value of warrants	10,724,578
Fair value of options	1,250,394
Deferred tax liability incurred	9,061,927
Total Purchase Price	$48,104,209

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Acquisition is being accounted for as a business combination in accordance with ASC 805. The Company has determined preliminary fair values of the assets acquired and liabilities assumed in the Acquisition. These values are provisional and subject to change pending the calculation of the final purchase price, finalization of the opening balance sheet, the final valuation report, and allocation of the total consideration transferred.

The Company has made a preliminary allocation of the purchase price of the Acquisition to the assets acquired and the liabilities assumed as of the purchase date.

The following table summarizes the preliminary purchase price allocations relating to the Acquisition:

Description	Fair Value

Assets acquired:
Cash	$3,055,327
Prepaid expenses and other current assets	440,968
Government remittances recoverable	25,607
Property and equipment	143,945
Other assets	11,182
In process research and development	36,246,678
Goodwill	9,061,927
Total assets acquired	$48,985,634

Liabilities assumed:
Accounts payable	$811,961
Accrued expenses and other liabilities	69,464
Deferred Tax Liabilities	9,061,927
Total liabilities assumed	9,943,352
Estimated fair value of net assets acquired attributable to the Company	$39,042,282

The goodwill represents the excess fair value after the allocation to the identifiable net assets, with such being specifically attributable to the deferred tax liabilities incurred. The calculated goodwill is not deductible for tax purposes.

Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income.

Total acquisition-related costs for the Acquisition incurred by the Company during the period ended September 30, 2021 was approximately $200,000 and is included in general and administrative expenses in the Unaudited condensed consolidated statement of operations.

HISTORICAL AND PROFORMA FINANCIAL INFORMATION

The amounts of MagicMed’s revenues and net loss included in the Company’s unaudited consolidated condensed statements of operations and comprehensive loss for the period from the acquisition date to September 30, 2021 were $0 and $183,753 respectively. The following unaudited proforma financial information presents the consolidated results of operations of the Company and MagicMed for the three and nine months ended September 30, 2021 and September 30, 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on September 16, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Revenues	$-	$-
Net loss	$(862,582)	$(2,810,104)

Enveric Biosciences, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Revenues	$-	$-
Net loss	$(3,726,677)	$(10,922,678)

NOTE 7 – INCOME TAXES

On September 16, 2021, the Company acquired MagicMed. In connection with the acquisition, the Company recorded intangible assets from in-process research and development valued at $36,246,678, which is amortized for book purposes over its useful life, but without a tax basis, creating a deferred tax liability of $9,061,927. The deferred tax liability will decrease as the intangible assets that created the deferred tax liability are amortized. .. The ultimate realization of the net operating loss is dependent upon future taxable income, if any, of the Company. Based on losses from inception, the Company determined that as of September 30, 2021 and December 31, 2020 it is more likely than not that the Company will not realize benefits from the deferred tax assets. The Company will not record income tax benefits in the financial statements until it is determined that it is more likely than not that the Company will generate sufficient taxable income to realize the deferred income tax assets. As a result of the analysis, the Company determined that a full valuation allowance against the deferred tax assets was required as of September 30, 2021 and December 31, 2020, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and IND application filings and into clinical development;
●	the risk that we may not be able to integrate MagicMed successfully, or that the cost savings, synergies and growth from the Amalgamation may not be fully realized or may take longer to realize than expected;
●	the impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;
●	the limited study on the effects of medical cannabinoids, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	the ability to establish or maintain collaborations on the development of therapeutic candidates;
●	the ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developmental products and working capital and to obtain such funding on commercially reasonable terms;
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection; and
●	political, economic, and military instability in Israel which may impede our development programs.

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

Amalgamation Agreement with MagicMed Industries Inc.

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), the amalgamated corporation (“Amalco”) will be an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021.

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully-diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,237 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

The aggregate number of Company Shares that the Company issued in connection with the Amalgamation (collectively, the “Share Consideration”) was in excess of 20% of the Company’s pre-transaction outstanding Company Shares. Accordingly, the Company sought and received stockholder approval of the issuance of the Share Consideration in the Amalgamation in accordance with the NASDAQ Listing Rules.

Pursuant to the terms of the Amalgamation Agreement, the Company appointed, effective as of the Effective Time two individuals selected by MagicMed to the Company Board of Directors, Dr. Joseph Tucker and Dr. Brad Thompson.

The Amalgamation Agreement contained representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Amalgamation was conditioned upon, among other things, (i) the Share Consideration being approved for listing on Nasdaq, (ii) the effectiveness of a Registration Statement on Form S-4 registering the Share Consideration (the “S-4 Registration Statement”) and (iii) the approval (a) of the MagicMed stockholders of the Amalgamation and (b) of the Company’s stockholders of each of the Amalgamation and the issuance of the Share Consideration in the Amalgamation. The closing of the Amalgamation occurred on September 16, 2021.

MagicMed Industries develops and commercializes psychedelic-derived pharmaceutical candidates. MagicMed’s psychedelic derivatives library, the Psybrary™, is an essential building block from which industry can develop new patented products. The initial focus of the Psybrary™ is on psilocybin and DMT derivatives, and it is then expected to be expanded to other psychedelics.

Recent Developments

Stockholder Demand Letters

On January 21, 2021, the Company received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of the Company. The letter demands that the Company (i) deem ineffective the December 30, 2020 amendment to our Amended and Restated Certificate of Incorporation in which the Company effected a one-for-four reverse stock split of its common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. The Company disputes that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, the Company ratified the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting occurred on May 14, 2021. On May 14, 2021, the Company filed a certificate of validation with the State of Delaware to ratify the reverse stock split on December 30, 2020. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company paid $65,000 to the purported stockholder’s counsel in connection with the changes effected.

On July 14, 2021, the Company received a stockholder demand letter from the law firm of Rigrodsky Law P.A., on behalf of Matthew Whitfield, a purported stockholder of the Company, alleging that the registration statement (the “Amalgamation Registration Statement”) filed by the Company with the SEC on June 21, 2021 omitted material information with respect to the Amalgamation and requesting that the Company and the Company board of directors provide certain corrective disclosures in an amendment or supplement to the Amalgamation Registration Statement. The Company does not believe the request had merit, but made certain changes to the Amalgamation Registration Statement, which it believes sufficed to answer the purported stockholder’s demands. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company agreed to pay $30,000 to the purported stockholder’s counsel in connection with the changes to the Amalgamation Registration Statement. This amount was accrued as of, and paid subsequent to September 30, 2021

On July 22, 2021, the Company received a DGCL Section 220 books and records demand letter from the law firm of Kahn Swick & Foti, on behalf of Scott Waller, a purported stockholder of the Company, seeking access to certain books and records of the Company in connection with the process underlying the Amalgamation (as defined herein) and the Company’s engagement of its financial advisors. The Company does not believe the request had merit, but made certain changes to the Amalgamation Registration Statement, which it believes sufficed to answer the purported stockholder’s demands. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company agreed to pay $60,000 to the purported stockholder’s counsel in connection with the changes to the Amalgamation Registration Statement. This amount was accrued as of, and paid subsequent to September 30, 2021

On September 2, 2021, Vince Mojta (“Plaintiff”), through his attorney, filed a complaint (Mojta v. Enveric Biosciences, Inc., et al., Case No. 1:21-cv-07385 (S.D.N.Y.)) in the United States District Court for the Southern District of New York, against the Company and the members of its board of directors (the “Directors”). The complaint alleged, among other things, that the Amalgamation Registration Statement omitted material information with respect to the Amalgamation. The complaint sought to enjoin the Company from taking any steps to consummate the Amalgamation unless and until certain information was disclosed to the Company’s shareholders before a vote on the Amalgamation and a judgment for damages. The Company believed that the suit was without merit. Plaintiff never served the Company or the Directors with the suit, and the Amalgamation successfully closed. Plaintiff then voluntarily dismissed the suit on October 25, 2021.

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

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2021 and the comparable period in 2020:

	Three Months Ended September 30,
	2021	2020

Operating expenses
Research and development	$1,219,339	$63,302
General and administrative	2,123,834	426,532
Depreciation and amortization	173,696	-
Operating expenses	3,516,869	489,834

Loss from operations	(3,516,869)	(489,834)

Other income (expense)
Inducement expense	-	-
Change in fair value of warrants	804,833	-
Interest Expense	(370)	(75,501)
Total other income (expense)	804,463	(75,501)

Net Loss	(2,712,406)	(565,335)

Other comprehensive loss
Foreign currency translation	(6,510)	(7,310)

Comprehensive loss	$(2,718,916)	$(572,645)

Net loss per share – basic and diluted	$(0.12)	$(0.10)

Weighted average shares outstanding, basic and diluted	23,142,780	5,861,727

Research and Development Expense

Research and development expense for the three months ended September 30, 2021 was $1,219,339 compared to $63,302 for the comparable period of the prior year, an increase of $1,156,037 or approximately 1,826%. This increase resulted from costs incurred from increased product development activities relating to our CBD combination therapies for treatment of radiation dermatitis and glioblastoma, in the current year, as compared to the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses were $2,123,834 for the three months ended September 30, 2021 as compared to $426,532 for the comparable period of the prior year, representing an increase of $1,897,302, or approximately 398%. The increase was due to stock based compensation costs of $458,308 being incurred in the current quarter with no comparable costs being incurred in the prior year’s comparable period, combined with increased human resource, insurance, legal and regulatory compliance costs as compared to the comparable period of the prior year.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2021 was $173,696, as compared to zero for the comparable period of the prior year. This expense is related to licenses acquired by the Company subsequent to September 30, 2020, with acquisition of such licenses being a prerequisite for recognition of such amortization expenses as well as depreciation expenses recorded from fixed assets employed in the operations of Enveric Biosciences Canada Inc. since September 16, 2021, the effective date of the Company’s amalgamation with MagicMed.

Change in Fair Value of Warrants

Change in fair value of warrants contributed $804,833 to other income for the three months ended September 30, 2021, as compared to zero for the comparable period of the prior year. This other income (expense) item is related to warrant liabilities which were granted subsequent to September 30, 2020, with the granting of such warrant derivatives being a prerequisite for recognition of such other income (expense). The change in fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s stock at the end of the period, as compared to the beginning of the period, with a strong inverse correlation between the fair value of such derivatives and the trading price of the Company’s common stock.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $370 compared to $75,501 for the comparable period of the prior year, a decrease of $75,131 or almost 100%. This decrease was primarily due to interest expenses incurred in relation to promissory notes which were effective during the quarter ended September 30, 2020, but retired prior to the quarter ended September 30, 2021, resulting in costs being incurred in the prior year period, but not in the current year period.

Foreign Currency Translation

The Company incurs foreign currency translation gains (losses) as a result of the conversion of Canadian Dollars into United States Dollars for payment and valuation of United States Dollar denominated expenses. Foreign currency translation (loss) was $(6,510) for the three months ended September 30, 2021 as compared to $(7,310) for the comparable period of the prior year, a decrease in other expenses of $800, or approximately 11%. The decrease in this other expense is due to fluctuations in the price of the U.S. Dollar against the Canadian Dollar.

The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2021 and the comparable period in 2020:

	Nine Months Ended September 30,
	2021	2020

Operating expenses
Research and development	$2,295,826	$134,259
General and administrative	10,864,696	1,959,785
Depreciation and amortization	484,355	-
Operating expenses	13,644,877	2,094,044

Loss from operations	(13,644,877)	(2,094,044)

Other income (expense)
Inducement expense	(298,714)	-
Change in fair value of warrants	7,077,376	-
Interest Expense	(5,191)	(388,143)
Total other income (expense)	6,773,471	(388,143)

Net Loss	(6,871,406)	(2,482,187)

Other comprehensive gain (loss)
Foreign currency translation	(4,036)	(30,077)

Comprehensive loss	$(6,875,442)	$(2,512,264)

Net loss per share – basic and diluted	$(0.34)	$(0.43)

Weighted average shares outstanding, basic and diluted	20,325,782	5,733,360

Research and Development Expense

Research and development expense for the nine months ended September 30, 2021 was $2,295,826 compared to 134,259 for the comparable period of the prior year, an increase of $2,161,567 or approximately 1,610%. This increase resulted from costs incurred from increased product development activities relating to our CBD combination therapies for treatment of radiation dermatitis and glioblastoma, in the current year, as compared to the comparable period of the prior year.

General and Administrative Expenses

General and administrative expenses were $10,864,696, for the nine months ended September 30, 2021 as compared to $1,959,785 for the comparable period of the prior year, representing an increase of $8,904,911, or approximately 454%. This increase was primarily due to stock based compensation costs of $4,592,748 being incurred in the current period with no comparable costs being incurred in the prior year’s comparable period, combined with increased human resource, insurance, legal and regulatory compliance costs, as compared to the comparable period of the prior year.

Depreciation and Amortization

Amortization of intangible assets for the nine months ended September 30, 2021 was $484,355, as compared to zero for the comparable period of the prior year. This expense is primarily related to licenses acquired by the Company subsequent to September 30, 2020, with acquisition of such licenses being a prerequisite for recognition of such amortization expenses.

Change in Fair Value of Warrants

Change in fair value of warrants contributed $7,077,376 to other income for the nine months ended September 30, 2021, as compared to zero for the comparable period of the prior year. This other income (expense) item is related to warrant liabilities which were granted subsequent to September 30, 2020, with the granting of such warrant derivatives being a prerequisite for recognition of such other income (expense). The change in fair value of derivative instruments is determined in large part by the change in the closing price of the Company’s stock at the end of the period, as compared to the beginning of the period, with a strong inverse correlation between the fair value of such derivatives and the trading price of the Company’s common stock.

Interest Expense

Interest expense for the nine months ended September 30, 2021 was $5,191 compared to $388,143 for the comparable period of the prior year, a decrease of $382,952, or approximately 99%. This decrease was primarily due to interest expenses incurred in relation to promissory notes which were effective during the nine months ended September 30, 2020, but retired prior to the nine months ended September 30, 2021, resulting in costs being incurred in the prior year period, but not in the current year period.

Foreign Currency Translation

The Company incurs foreign currency translation gains (losses) as a result of the conversion of Canadian Dollars into United States Dollars for payment and valuation of United States Dollar denominated expenses. Foreign currency translation gain (loss) was a loss of $4,036 for the nine months ended September 30, 2021 as compared to a loss of $30,077 for the comparable period of the prior year, a decrease in other loss of $26,041. The decrease in this other loss is due to fluctuations in the price of the U.S. Dollar against the Canadian Dollar.

Liquidity and Capital Resources

The Company has incurred continuing losses from its operations. As of September 30, 2021, the Company had an accumulated deficit of $18,630,963 and working capital of $20,118,730. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

On September 16, 2021, the Company completed the Amalgamation. In connection with the Amalgamation, the Company received $3,055,327 in cash from the MagicMed treasury. As of September 30, 2021, the Company had cash on hand of $21,448,426.

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

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(7,390,358)	$(1,638,798)
Net cash provided by investing activities	2,380,327	-
Net cash provided by financing activities	24,899,652	1,932,196
Effect of foreign exchange rate on cash	(19,655)	3,786
Net increase in cash	$19,869,966	$297,184

Operating Activities

Net cash used in operating activities was $7,390,358 during the nine months ended September 30, 2021, which consisted primarily of a net loss of $6,841,407, increased by non-cash expenses, totaling a net of $1,464,823, including stock based compensation of $4,829,484, depreciation and amortization expense of $484,355, inducement expense of $298,714, decreased by non-cash income, consisting of change in fair value of warrant derivatives of $7,077,376, and increased by a net of $945,872 due to changes in operating assets and liabilities.

Net cash used in operating activities was $1,638,798 during the nine months ended September 30, 2020, which consisted primarily of a net loss of $2,482,187, offset by amortization of note discount of $285,858 and increases in accounts payable and accrued liabilities of $522,162.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2021 was $2,380,328 and consisted of $3,055,328 of cash received in connection with the closing of the Amalgamation, offset by $675,000 of cash paid for the acquisition of intellectual property from Diverse Bio.

The Company did not have any investing activities during the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was $24,899,652 during the nine months ended September 30, 2021, which consisted primarily of $21,614,488 in net proceeds from the sale of common stock and proceeds from the exercise of warrants of $3,285,164.

Net cash provided by financing activities was $1,932,196 during the nine months ended September 30, 2020, which consisted primarily of $50,000 in proceeds from convertible notes payable, $1,812,410 in proceeds from note payable, $227,500 in proceeds from the sale of common stock and warrants, net of offering costs and a decrease of $157,714 in repayment of note payable.

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

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s accounting policies are fundamental to understanding its management’s discussion and analysis. The Company’s significant accounting policies are presented in Note 3 to its financial statements for the year ended December 31, 2020 and included in the Annual Report on Form 10-K, filed with SEC on April 1, 2021. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the Company’s unaudited condensed consolidated financial statements.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the unaudited condensed consolidated balance sheet. Such warrants are subject to remeasurement at each unaudited condensed consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the unaudited condensed consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants. At that time, the portion of the warrant liability related to such common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company will not be required to adopt ASU 2021-04 until January 1, 2022. The Company is currently evaluating the impact of the adoption of this principle on the Company’s unaudited condensed consolidated financial statements.

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

Foreign Currency Risk

The reporting currency of the Company is the United States dollar, while the functional currency of our subsidiaries, Enveric Biosciences Canada Inc. and Jay Pharma, Inc., is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the United States dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency fluctuations in the future.

Item 3. Quantitative and qualitative disclosures about market risk

From inception through December 31, 2020, the reporting currency of the Company was the United States dollar while the functional currency of the Company was the Canadian dollar. From January 1, 2021 through September 30, 2021, the reporting currency of the Company remained the United States dollar, with a portion of transactions being denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2020, filed on April 1, 2021, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2021.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2021.

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

As of September 30, 2021, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Convertible Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
4.1	Form of Pre-Funded Warrant (issued in connection with the January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
4.2	Form of Warrant (issued in connection with the January 2021 Offering) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2021).
4.3	Form of Warrant (issued in connection with the February 2021 Offering) (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021).
4.4	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
10.1	MagicMed Stock Option Plan, as amended September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
November 12, 2021

	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer (Principal Executive Officer)

-30-