Form 10-K
period 2021-12-31
Enveric Biosciences, Inc.
filed 2022-03-31
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on a closing price of $2.38 per share, was approximately $51.0 million.

As of March 30, 2022, the registrant had outstanding 52,585,120 shares of common stock, $0.01 par value.

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

These forward-looking statements are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Numerous factors could cause our actual results to differ materially from those described in forward-looking statements.

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ materially from those projected in these forward-looking statements is set forth below. If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, ability to service our debt obligations and prospects could be materially and adversely affected.

●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;
●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;
●	the impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;
●	the limited study on the effects of medical cannabinoids and psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids or psychedelics;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;
●	our ability to establish or maintain collaborations on the development of therapeutic candidates;
●	our ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;
●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;

●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;
●	political, economic, and military instability in Israel which may impede our development programs; as well as
●	other factors described in the “Risk Factors” section of this Annual Report on Form 10-K

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

You should read this Annual Report on Form 10-K and the documents that we incorporate by reference herein completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report on Form 10-K and the documents we incorporate by reference herein represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Enveric,” “we,” “us,” “our” and similar terms refer to Enveric Biosciences, Inc. and its subsidiaries.

Item 1. Business

Company Information

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to the completion of a “reverse merger” transaction on May 26, 2015, whereby Ameri100 Acquisition, Inc., a Delaware corporation and newly created, wholly owned subsidiary, was merged with and into Ameri and Partners Inc. (“Ameri and Partners”), a Delaware corporation (the “2015 Merger”). In connection with the 2015 Merger, we changed our name to AMERI Holdings, Inc.

The Ameri business ceased to be part of the Company on December 30, 2020, pursuant to a spin-off transaction. On December 30, 2020, we completed a tender offer to purchase all of the outstanding common shares of Jay Pharma Inc., a Canada corporation, for shares of Company common stock or certain preferred stock (the “Offer”), and changed our name to “Enveric Biosciences, Inc.” Our principal corporate office is located at Enveric Biosciences, Inc., 4851 Tamiami Trail N, Suite 200, Naples, Florida 34103, telephone (239) 302-1707. Our internet address is https://www.enveric.com/, and the information included in, or linked to our website is not part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as a textual reference.

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), the amalgamated corporation (“Amalco”) will be an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021. MagicMed’s principal executive offices are located at 777 Hornby Street, Suite 600, Vancouver, British Columbia, V6Z 1S and its telephone number is (508) 627-0485.

Business Overview

We are an early-development-stage biosciences company developing next-generation mental health and oncology treatments using our clinical discovery platform to help leverage psychedelic-derived molecules for the mind and synthetic cannabinoids for the body. We seek to improve the lives of patients suffering from cancer, initially by developing palliative and supportive care products for people suffering from certain side effects of cancer and cancer treatment such as anxiety, depression, pain, and skin damage from radiation treatment. We currently intend to offer such palliative and supportive care products in the United States, following approval through established regulatory pathways.

Amalgamation Agreement with MagicMed Industries Inc.

On May 24, 2021, the Company entered into the Amalgamation Agreement with HoldCo, Purchaser, and MagicMed, pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), Amalco will be an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021.

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,217 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

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

Psychedelics

Following our amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), we have continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including cancer-related distress. We synthesize novel versions of classic psychedelics, such as psilocybin, N-dimethyltryptamine (DMT), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company is working to add novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) on a regular basis through our work at Enveric Labs in Calgary, Alberta, Canada, where we have a team of PhD scientists with expertise in synthetic biology and chemistry. To date we have created over 500 molecules that are housed in the Psybrary.

We screen newly synthesized molecules in the Psybrary™ through PsyAI™, a proprietary artificial intelligence (AI) tool. Leveraging AI systems is expected to reduce the time and cost of pre-clinical, clinical, and commercial development. We believe it streamlines pharmaceutical design by predicting ideal binding structures of molecules, manufacturing capabilities, and pharmacological effects to help determine ideal drug candidates, tailored to each indication. Each of these molecules that we believe are patentable can then be further screened to see how changes to its makeup alter its effects in order to synthesize additional new molecules. New compounds of sufficient purity are undergoing pharmacological screening, including non-clinical (receptors/cell lines), preclinical (animal), and ultimately clinical (human) evaluations. We intend to utilize our Psybrary™ and the AI tool to categorize and characterize the Psybrary™ substituents to focus on bringing more psychedelics-inspired molecules from discovery to the clinical phase.

Cannabinoids

We are also aiming to advance a pipeline of novel cannabinoid combination therapies for the side effects of cancer treatments, such as chemotherapy and radiotherapy.

We intend to bring together leading oncology clinicians, researchers, academic and industry partners to develop both external proprietary products and a robust internal pipeline of product candidates aimed at improving quality of life and outcomes for cancer patients. We intend to evaluate options to out-license our proprietary technology as it moves along the regulatory pathway.

In developing our product candidates, we intend to focus on cannabinoids derived from non-hemp botanical sources, and synthetic materials containing no tetrahydrocannabinol (THC) in order to comply with U.S. federal regulations. Of the potential cannabinoids to be used in therapeutic formulations, THC, which is responsible for the psychoactive properties of marijuana, can result in undesirable mood effects. Selected cannabidiol (CBD) and cannabigerol (CBG) candidates, on the other hand, have amounts of THC well below 0.1% and are not psychotropic and therefore more attractive candidates for translation into therapeutic practice. Drugs with less than 0.1% THC have a history, when approved as drugs by FDA, of being able to be rescheduled by DEA from Schedule I to Schedule V, as in the case of Epidiolex and Marinol. In the future, we may utilize cannabinoids that are derived from cannabis plants, which may contain higher amounts of THC; however, we only intend to do so in jurisdictions where THC is legal. However, synthetic THC is a Schedule I controlled substance; so, the use of any APIs (Active Pharmaceutical Ingredients) containing synthetic THC (or naturally derived THC in concentrations greater than 0.3%) may increase regulatory scrutiny and require additional expenses and authorizations. All current and future product candidates that we are developing or may develop will be tested for safety and efficacy under an IND application and subject to the Food and Drug Administration (“FDA”) pre-market approval process for new drugs.

While we continue to pursue the development of our cannabinoid-based product candidates, our principal focus is on the development of psychedelic-based treatments.

Product Candidates

Our pipeline of product candidates and key ongoing development programs are shown in the tables below:

Product Candidate	Targeted Indications	Partner(s)	Status	Expected Next Steps
EV104: CBD + Celecoxib Conjugate	Osteoarthritis		Research & Development, Lead Optimization	Synthesis of two molecular conjugates EV104a and EV104b

EVM-101 First-generation psychedelic asset: psilocybin oral formulation	Cancer Related Distress (CRD)	Leading cancer research centers in Canada and US member of the National Comprehensive Cancer Network (NCCN)	Currently under evaluation; Research & Development / Discovery	Exploratory Phase 1/2 trial

EVM-201 Second-generation psychedelic asset: prodrug of psilocin	Cancer Related Distress (CRD)		Research & Development, Lead Optimization	In-vitro and in-vivo experimentation

EVM-301 Third-generation psychedelic-inspired new chemical entity	Mental health indication		Research & Development, Hit-to-Lead Generation	In-vitro experimentation

EV102: Cannabinoid Cream for Topical skin Application	Radiation Dermatitis (aka radiodermatitis), a radiotherapy-induced skin dermatitis	U.S.-Based leading cancer center, member of the National Comprehensive Cancer Network (NCCN)	Research & Development / IND-enabling studies in planning	IND submission; Phase 1/2 clinical trial

EV101: Cannabinoid + Chemotherapy Combination Therapy Oral synthetic CBD extract given alone or in combination with clomiphene, concurrently with dose-dense Temolozomide chemotherapy	Glioblastoma Multiforme Recurrent or progressive	Dr. Tali Siegal, Rabin Medical Center, Davidoff Institute of Oncology	Research & Development / Discovery	Exploratory Phase 1/2 trial

Intellectual Property

We are a party to certain license agreements as described below, and going forward we intend to both develop intellectual property and license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of product candidates.

Psychedelics

We own full rights to 16 patent applications related to psychedelics. Of those, 10 patent applications relate to psilocybin derivatives, methods of making psilocybin derivatives, and methods for treatment of mental disorders, such as cancer-related distress, PTSD, and other psychiatric conditions; 1 patent application relates to prodrugs of psilocin; and 5 patent applications related to mescaline derivatives and methods of using mescaline derivatives. The portfolio includes the following published and unpublished applications:

●	Glycosylated Psilocybin Derivatives and Methods of Using (WO 2022/040802): Relates to glycosylated psilocybin derivative compounds that activate the 5-HT2A cell surface receptor and increase intracellular calcium concentration with a profile different from that of psilocin, methods for making the compounds, and methods for treating psychiatric disorders.

●	Halogenated Psilocybin Derivatives and Methods of Using (WO2022047579) Relates to halogenated psilocybin derivative compounds, methods for making the compounds, and methods for modulating a 5-HT2A cell surface receptor, and methods for treating psychiatric disorders.

●	Hydroxylated Psilocybin Derivatives and Methods of Using (WO2022047580) Relates to hydroxylated psilocybin derivative compounds, methods for making the compounds,, and methods for modulating a 5-HT2A cell surface receptor.

● ● ● ●

Nitrated Psilocybin Derivatives and Methods of Using (WO 2022/047583): Relates to nitrated psilocybin compounds, methods for making the compounds, methods for modulating a 5-HT2A cell surface receptor, and methods for treating psychiatric disorders.

Psilocybin Derivatives and Methods of Using (Five PCT Applications, unpublished, and 1 US Provisional Applications, all unpublished): Each relates to different psilocybin derivative compounds, methods for making the compounds, methods for modulating a 5-HT2A cell surface receptor, and methods for treating psychiatric disorders.

Prodrugs for Psilocin and Methods of Using (U.S. Provisional Application, unpublished): Relates to prodrugs for psilocin, and methods for making the prodrug compounds.

Mescaline Derivatives and Methods of Using (Five US Provisional Applications, all unpublished): Relates to mescaline derivative compounds, and methods for making the compounds.

Cannabinoids

We are a party to certain license agreements as described below, and going forward we intend to both develop intellectual property and license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of product candidates.

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

The Diverse Biotech, Inc. patent application portfolio includes two patent applications licensed to us. Those two patent applications disclose conjugate chemistry that combines cannabinoids with existing drugs in conjugate form that we believe will provide differentiation in use and efficacy from combination therapy of drugs and cannabinoids. The license extends for as long as Enveric intends to develop and commercialize the licensed Agents and Products. The patent applications, should they issue, may expire as late as 2040.

Our Patents and Patent Applications

We own full rights to several families of patent applications covering the use of CBD in combination with current cancer treatments, both broadly, as well as for specific cancer types; a portfolio of patent applications directed to formulations including CBD and cannabinoids for treating the side effects of cancer, including radiodermatitis, pain and other conditions, including the following:

●	Combination Therapy (US Patent No.11.090,275 and national phase patent filings from WO2017072773 pending in the U.S. and other countries/regions): Combinations of compositions comprising CBD and therapeutic pharmaceutical cancer agents (ChEH/AEBS inhibitors, naphthoquinone or derivatives) for the treatment of cancer.

●	Combination Therapy (EP 18165731.3 and national phase patent filings from WO2019/193112 pending in the U.S. and other countries/regions): Relates to regimes of drug administration and drug combinations that include a cannabinoid for use in the treatment of breast cancer, including triple-negative breast cancer.

●	Cannabinoids in Combination with Chemotherapy (US national phase filing from WO2021/028646): Relates to regimes of drug administration and cannabinoid administration for treatment of bladder, brain and spinal cord, colorectal, head and neck, lung, lymphoma, neuroendocrine, esophageal, ovarian, pancreatic, and prostate cancer.

●	Compositions for Topical Treatment of Radiation Dermatitis: (US Provisional Applications, unpublished): Relates to novel compositions of topical formulations including a novel carrier for treatment of radiodermatitis.

●	Compositions for Topical Treatment of Radiation Dermatitis: (US Provisional Applications, unpublished): Relates to novel compositions of topical formulations including a complex formula for treatment of radiodermatitis.

●	Cannabinoid Conjugate Molecules: (Three US Provisional Applications, unpublished): Relates to conjugate molecules of cannabinoids and novel forms of cannabinoids linked to celecoxib and other COX-2 inhibitors, and methods for making, for treatment of osteoarthritis.

Exclusive Supply Agreement

On February 22, 2021, we entered into an exclusive supply agreement (the “Development and Clinical Supply Agreement”) with PureForm Global, Inc. (“PureForm”), a biotechnology company focused on the research, development, and commercialization of synthesized CBD and other cannabinoids not derived from hemp or cannabis, for use in development and commercialization of products for cancer supportive/palliative care associated with radiodermatitis, chemotherapy induced peripheral neuropathy, and glioblastoma. Pursuant to the Development and Clinical Supply Agreement, PureForm will be the exclusive provider of synthetic Cannabidiol (“Synthetic Cannabidiol”) for Enveric’s development plans for cancer treatment and supportive care. Under the terms of the Development and Clinical Supply Agreement, PureForm has granted Enveric the exclusive right to purchase Synthetic Cannabidiol and related products for cancer treatment and supporting care.

Research & Development

In view of the urgent need for new and more effective mental health and palliative oncology treatments, we intend to combine innovative scientific discoveries and bio-chemical synthesis, along with accelerated clinical development plans to create, develop and progress novel therapies using psychedelic-inspired and cannabinoid-based medications and similar compounds. Our current research and development efforts are focused on developing novel molecules structurally related to certain naturally occurring psychedelics with improved pharmaceutical characteristics. Some of the naturally occurring psychedelic molecules are currently being investigated by researchers around the world as potential treatments for a broad range of psychiatric and neurologic disorders. Additionally, we maintain limited activities dedicated to investigative work surrounding cannabinoids, including creating and developing novel formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions.

Clinical Studies

We are currently pursuing drug discovery and pre-clinical activities in order to advance a number of novel psychedelic-inspired molecules toward development candidate selection, followed by IND-enabling studies and filing of a US-IND application with the aim of initiating first-in-human studies. The primary indication for our psychedelics program addresses a high unmet need in cancer patients who are afflicted with Cancer Related Distress (CRD). We intend to assemble a team of principal investigators with clinical experience across multiple cancer types to be responsible for the management, monitoring, and integrity of the clinical research.

We plan to submit INDs and, eventually, new drug applications (“NDAs”) to seek FDA approval in connection with the Cancer Related Distress product candidates. The selection, timing, duration, and design of any prospective studies are subject to approval and finalization.

Scientific Advisory Board

We have established a scientific advisory board and plan to seek advice and input from these experienced clinical leaders on matters related to our research and development programs. The members of our scientific advisory board consist of experts across a range of key disciplines relevant to our programs. We intend to continue to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs.

Our scientific advisors are not our employees and do have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with us. All of our scientific advisors are affiliated with other entities and devote a limited portion of their time to us.

Enveric’s current scientific advisors are set forth in the table below:

Name	Title	Specialization
Michael J. Zelefsky, M.D. (Chair)	Vice Chair, Department of Radiation Oncology, Chief, Brachytherapy Service, Memorial Sloan Kettering Cancer Center	Clinical Research
Arash Asher, M.D.	Director, Cancer Rehabilitation and Survivorship, Cedars-Sinai Cancer Center	Physical Medicine & Rehab
Angus Dalgleish, M.D.	Professor, St. George’s University of London	Oncology Research
James Perry, M.D.	Neuro-Oncologist, Sunnybrook Research Institute; Professor, University of Toronto	Clinical Research
Zvi Vogel, Ph.D.	Professor, Neurobiology, Weizmann Institute	Oncology Research, Patent Contributor
Dallas Hack, M.D., M.P.H.	Adjunct Professor of Neurosurgery at the University of Pittsburg; Associate Clinical Professor at the Department of Physical Medicine and Rehabilitation at Virginia Commonwealth University	Clinical Research

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

Arash Asher, M.D. has served as a Scientific Advisor of Enveric since May 2021. Dr. Asher is a physiatrist and Director of Cancer Survivorship and Rehabilitation at Cedars-Sinai Cancer Center in West-Hollywood, CA. His deep knowledge of chemotherapy-induced peripheral neuropathy and clinical and research interests with focus on the rehabilitation of cancer patients to help restore their maximal functional capacity as well as their quality of life are a key component to bringing safe, effective care to cancer patients who continue to suffer from their treatment side effects. Dr. Asher has led the development of a number of unique cancer survivorship programs focusing on physical and psychological resilience. He currently has several active studies reflecting his passion for improving outcomes for cancer patients and his expertise in pain management, cancer-related fatigue, cognitive dysfunction, neuropathy and the management of musculoskeletal problems. Dr. Asher’s affiliations with Cedars-Sinai also include serving as Associate Professor in the Departments of Medicine and Physical Medicine and Rehabilitation. Dr. Asher completed a physical medicine and rehabilitation residency at the UCLA / West Los Angeles Veterans Affairs program, as well as a cancer rehabilitation fellowship at the MD Anderson Cancer Center. He is board-certified by the American Board of Physical Medicine and Rehabilitation and Hospice and Palliative Medicine.

Angus Dalgleish, M.D. has served as a Scientific Advisor of Enveric since January 2019. Dr. Dalgleish, is an oncologist practicing in the United Kingdom at St. George’s University of London. Dr. Dalgleish divides his time between clinical practice and research, and also serves as an advisor to several biopharmaceutical companies. Dr. Dalgleish studied Medicine at University College London, where he obtained an MBBS and a BSc in Anatomy. He also trained in Internal Medicine and Oncology in Brisbane and Sydney. Following an interest in how viruses caused cancer, he commenced an MD with Professor Robin Weiss, FRS at the Institute of Cancer Research and Royal Marsden Hospital. Following five years as a clinical scientist at the MRC’s clinical research center in Northwick Park, he was appointed to the Foundation Chair in Oncology at St. George’s University of London in 1991. There his main interest has been the immunology of cancer and the development of immunotherapies to treat, in particular, melanoma. Dr. Dalgleish has been a Professor of Medical Oncology at St. George’s University of London and Consultant Physician at St. George’s Hospital since 1991. He has served as the President of the Clinical Immunology and Allergy Section of the Royal Society of Medicine and is a Fellow of The Royal College of Physicians. Dr. Dalgleish is the author or co-author of peer reviewed scientific papers and over 70 chapters in medical books. He is the co-editor of five medical books. He has been on numerous grant committees and is currently on the European Commission Cancer Board.

James Perry, M.D. has served as a Scientific Advisor of Enveric since April 2019. Dr. James Perry is a neuro-oncologist at Sunnybrook’s Odette Cancer Centre and Hurvitz Brain Sciences Program. Dr. Perry is also a Professor of medicine at the University of Toronto and the central nervous system cancers lead at Cancer Care Ontario. Dr. Perry is a clinician-investigator interested in the design, conduct and analysis of clinical trials testing innovative therapies for primary brain tumors. His research unit is focused on outcomes research. He is the chair of the Canadian Brain Tumor Consortium (CBTC), a national not-for-profit investigator network. He has held leadership roles in multiple international collaborative clinical trials.

Zvi Vogel, Ph.D. has served as a Scientific Advisor of Enveric since February 2018. Professor Vogel is currently a Professor Emeritus at the Weizmann Institute of science serving as the Head of the Adelson Center for the Biology of Addictive Diseases at Tel-Aviv University. Professor Vogel previously served as the Chairman of the Department of Neurobiology at the Weizmann Institute. He has published more than 170 scientific manuscripts. Professor Vogel earned an M.Sc. in Biochemistry and a Ph.D. from the Weizmann Institute of Science. He performed his post-doctorate studies at the National Institutes of Health (Bethesda, MD) in the Laboratory of Marshall Nirenberg, a Nobel Prize winner.

Dallas Hack, M.D., M.P.H. has served as a Scientific Advisor of Enveric since November 2021. Dr. Hack is an Adjunct Professor of Neurosurgery at the University of Pittsburgh, and an Associate Clinical Professor with the Department of Physical Medicine and Rehabilitation at Virginia Commonwealth University. Prior to entering active service in 1987, when he accepted a position in clinical research at the U.S. Army Medical Research Institute of Infectious Diseases, Dr. Hack, M.D. worked both in General Practice as well as in several functions in the private biomedical industry. After assignments at Fort Detrick and Fort Knox, he served, amongst other appointments, as the Command Surgeon for the Central Command-Kuwait from 2001 to 2002 and the Multinational Force Iraq from 2004 to 2005. From 2008 to 2014 he served as the Director of the Combat Casualty Care Research Program in Ft. Detrick, MD, coordinating leading edge research including a portfolio directed at Traumatic Brain Injury. Dr. Hack has received numerous military awards, including the Bronze Star and two Legions of Merit.

Academic and Industry Partners

We have also established relationships with certain academic and industry partners, whom we believe have the potential to accelerate product development, market entry, data collection, analysis and advancement of clinical trials.

Our current academic and industry partners are set forth in the table below:

Name	Description
Tikun Olam Ltd.	Tikun Olam Ltd. brings proprietary products and data, clinical research experience, and access to resources in Israel.
St. George’s University of London	St. George’s University of London brings research capabilities and relevant domain expertise in cancer and cannabinoids.
The Soroka Medical Cancer Center	The Soroka Medical Cancer Center brings clinical research capabilities and extensive patient access.
The University of Calgary	The University of Calgary, through its Hotchkiss Brain Institute, brings excellence into advancing brain and mental health research and education.

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

We intend to focus on the development of novel and viable Psychedelic Derivatives for mental illnesses and unmet medical needs, and partner with pharmaceutical and other drug development and biotechnology companies in developing and commercializing psychedelic-derived drugs for diverse psychological and neuropsychiatric indications, of which will be fundamentally composed of the Psychedelic Derivatives contained in the Psybrary™. While we believe that our technology, knowledge and experience as well as the scientific resources at our disposal provide us with significant competitive advantages, we face potential competition from many different sources. Any product candidates we successfully identify will compete not only with existing therapies but also new therapies that may become available in the future.

The diagnosis of Cancer Related Distress (CRD) has been characterized by neuropsychological (emotional, behavioral and cognitive), social, spiritual, and physical ailments. The diagnosis and treatment of cancer are associated with psychological distress which encompasses serious consequences that interfere with one’s ability to cope effectively and comply with treatment to ensure optimal outcome. Such distress extends along a continuum, ranging from common normal feelings of vulnerability, sadness, and fear to problems that can become disabling, such as depression, anxiety, panic, social isolation, and existential and spiritual crisis.

A growing awareness and body of literature surrounding CRD came to be defined in recent years; however, no approved treatment is available and there remains significant unmet need to treat CRD. Addressing CRD is among our goals in developing novel and viable Psychedelic Derivatives for mental illnesses and unmet medical needs includes.

We are currently working to advance a pipeline of novel cannabinoid combination therapies for hard-to-treat cancers, including glioblastoma multiforme (GBM) and several other indications. For the treatment of Glioblastoma Multiforme (GBM), we believe that only one drug product (Epidiolex, developed by GW Pharmaceuticals) is a potential late-stage competitor to our GBM product candidate, EV101: Cannabinoid + Chemotherapy Combination Therapy. Other than Epidiolex, we are aware of exploratory research into the effects of cannabinoid drug formulations. We are also aware of discovery research within the pharmaceutical industry into synthetic agonists and antagonists of CB1 and CB2 receptors, as well as companies that supply synthetic cannabinoids and cannabis extracts to researchers for pre-clinical and clinical investigation, and various companies that cultivate cannabis plants with a view to supplying herbal cannabis or non-pharmaceutical cannabis-based formulations to patients. These therapies have not been approved by the FDA.

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

Our radiation dermatitis (also referred to as radiodermatitis) product candidate, EV102: Cannabinoid Cream for Topical skin Application, faces competition from Lutric Pharma, which has a topical B-Raf Inhibitor in Phase 1/2 studies that is intended to treat radiation dermatitis.

With respect to CBD, a number of non-approved and non-standardized CBD preparations derived from crude herbal cannabis have been made available in limited quantities by producers of “medical marijuana” in the U.S. We do not believe prescription cannabinoids are the same as distributing or legalizing crude herbal cannabis, or preparations derived from crude herbal cannabis, and therefore we do not believe they are competitive with, crude herbal cannabis. We believe that only a cannabinoid medication, one that is standardized in composition, formulation and dose, administered by means of an appropriate delivery system, and tested in properly controlled pre-clinical and clinical studies, can meet the standards of regulatory authorities around the world, including those of the FDA. We also believe that these regulatory processes provide important protections for patients, and that any cannabinoid medication must be subjected to, and satisfy, such rigorous scrutiny.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain approval from the FDA or other regulatory agencies for their medicines more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market.

Regarding our Psybrary™ and the intellectual property kept and developed therein, our success depends on our ability to protect our intellectual property and our ability to achieve and maintain key partnerships aimed at the development, licensing and marketing of Psychedelic Derivatives without infringing on the proprietary rights of others. Patent positions within the pharmaceutical field can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Patents issued to us may be challenged, invalidated or circumvented.

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

The intellectual property kept and developed in our Psybrary™ is focused solely on developing and commercializing non-hallucinogenic synthetic derivatives of psychedelic substances. While we use psychedelic inspired compounds and classic psychedelics as our starting point for our research and identification of compounds, we do not have any direct or indirect involvement in the illegal selling, production or distribution of any substances in the jurisdictions in which we operate. Enveric is a neuro-pharmaceutical scientific company and as such we do not advocate for the legalization of psychedelic substances nor do we deal with psychedelic substances except within laboratory and clinical trial settings conducted within approved regulatory frameworks. Our products will not be commercialized prior to applicable regulatory approval and this approval will only be granted if clinical evidence of safety and efficacy for the specific intended use is successfully developed.

Successful execution of our strategy is in part contingent upon compliance with regulatory requirements enacted by governmental authorities and obtaining regulatory approvals for the development and license of its Psychedelic Derivatives. The psychedelic therapy industry is a new and emerging industry with ambiguous existing regulations and uncertainty as to future regulations; we cannot predict the impact of the ever-evolving compliance regime in respect of this industry. The impact of compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact our development of markets, our business, Psychedelic Derivatives, and licensing initiatives and could have a material adverse effect on our business, financial condition and operating results.

FDA New Drug Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an IND, which must become effective before clinical testing may commence. For commercial approval, the sponsor must submit adequate tests by all methods reasonably applicable to show that the drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling. In certain cases, the FDA may determine that a drug is effective based on one clinical study plus confirmatory evidence. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements, including the FDA’s good laboratory practices regulations and the U.S. Department of Agriculture’s (USDA’s) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND application along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND application is submitted.

A 30-day waiting period after the submission of each IND application is required prior to the commencement of clinical testing in humans. If the FDA has not imposed a clinical hold on the IND application or otherwise commented or questioned the IND application within this 30-day period, the clinical trial proposed in the IND application may begin.

Clinical trials involve the administration of the IND to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with GCP (“Good Clinical Practice”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND application.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under the statute and implementing regulations, the FDA has 180 days (the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months of review are added to standard and priority NDAs for a new molecular entity (NME).

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

Controlled Substances

The federal Controlled Substances Act of 1970, or “CSA”, and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the Drug Enforcement Agency (“DEA”). The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in non-U.S. countries prior to the commencement of clinical trials or marketing of the product in those countries.

In the European Union, medicinal products are subject to extensive pre- and post-marketing regulation by regulatory authorities at both the European Union and national levels. Additional rules also apply at the national level to the manufacture, import, export, storage, distribution and sale of controlled substances. In many European Union member states the regulatory authority responsible for medicinal products is also responsible for controlled substances. Responsibility is, however, split in some member states. Generally, any company manufacturing or distributing a medicinal product containing a controlled substance in the European Union will need to hold a controlled substances license from the competent national authority and will be subject to specific record-keeping and security obligations. Separate import or export certificates are required for each shipment into or out of the member state.

Clinical Trials and Marketing Approval

Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Certain countries outside of the U.S. have a process that requires the submission of a clinical trial application much like an IND application prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or “CTA”, must be submitted to the competent national health authority and to independent ethics committees in each country in which a company intends to conduct clinical trials. Once the CTA is approved in accordance with a country’s requirements and a company has received favorable ethics committee approval, clinical trial development may proceed in that country.

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

The European Commission created the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the European Union and, by extension (after national implementing decisions) in Iceland, Liechtenstein and Norway, which, together with the European Union Member States, comprise the European Economic Area, or “EEA”. Applicants file marketing authorization applications with the EMA (European Medicines Agency), where they are reviewed by a relevant scientific committee, in most cases the Committee for Medicinal Products for Human Use (the “CHMP”). The EMA forwards CHMP opinions to the European Commission, which uses them as the basis for deciding whether to grant a marketing authorization. This procedure results in a single marketing authorization granted by the European Commission that is valid across the European Union, as well as in Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human drugs that are: (i) derived from biotechnology processes, such as genetic engineering, (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases, (iii) officially designated “orphan drugs” (drugs used for rare human diseases), and (iv) advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the voluntary request of the applicant also be used for human drugs that do not fall within the above-mentioned categories if the CHMP agrees that the human drug (a) contains a new active substance not yet approved on November 20, 2005; (b) constitutes a significant therapeutic, scientific or technical innovation, or (c) authorization under the centralized procedure is in the interests of patients at the European Union level. Since the U.K. exited the E.U., it no longer falls under these regulations, however, it has been decided it will follow EMA as it is transitioning to regulations as defined by the Medicines and Healthcare products Regulatory Agency (MHRA). The MHRA has temporary arrangements in place to partially align with EU regulations around medical technology including the sale of CE-marked medical devices until June 2023 and approval of EU-authorized medicines using a mutual recognition procedure until the end of 2023.

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

Mutual Recognition Procedure

The mutual recognition procedure, or “MRP”, for the approval of human drugs is an alternative approach to facilitate individual national marketing authorizations within the European Union. Fundamentally, the MRP may be applied for all human drugs for which the centralized procedure is not obligatory. The MRP is applicable to the majority of conventional medicinal products, and must be used if the product has already been authorized in one or more European Union member states.

The MRP functions by building on an already-existing marketing authorization in a member state of the European Union which is used as a reference in order to obtain marketing authorizations in other European Union member states. Under the MRP, if a marketing authorization for a drug already exists in one or more member states of the European Union and subsequently marketing authorization applications are made in other European Union member states by referring to the initial marketing authorization. The member state in which the marketing authorization was first granted will then act as the reference member state. The member states where the marketing authorization is subsequently applied for act as concerned member states. The concerned member states are required to grant an authorization recognizing the existing authorization in the reference member state, unless they identify a serious risk to public health.

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

Should any European Union member state refuse to recognize the marketing authorization by the reference member state, on the grounds of potential serious risk to public health, the issue will be referred to a coordination group. Within a time frame of 60 days, member states shall, within the coordination group, make all efforts to reach a consensus. If this fails, the procedure is submitted to an EMA scientific committee for arbitration. The opinion of this EMA Committee is then forwarded to the European Commission, for the start of the decision-making process. As in the centralized procedure, this process entails consulting various European Commission Directorates General and the Standing Committee on Human Medicinal Products.

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

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

Employees

We continue to build on our leadership expertise. We employ 23 full-time employees and 1 part-time employee. We also work with scientific advisors, consultants and service providers, mainly through academic institutions and contract research organizations.

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

Our success will depend on our ability to successfully develop and commercialize our prospective product candidates through our development programs. We intend to develop at least three product candidates by undergoing the long, costly clinical-trial process for each candidate under an IND application and, eventually, obtaining FDA approval under an NDA before proceeding to market. In order to proceed with development of our pharmaceutical product candidates under the NDA pathway, we must obtain the FDA’s approval of our IND application and conduct preclinical and clinical trials in compliance with the applicable IND regulations, clinical-study protocols, and other applicable regulations and related requirements. We may never be able to develop products which are commercially viable or receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA or any other regulatory authority will approve of our current or future product candidates.

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or “FDCA,” and implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a new drug or biological product may be marketed in the United States generally involves the following:

●	Completion of preclinical laboratory tests, animal studies, and formulation studies according to Good Laboratory Practices and other applicable regulations;

●	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin in the United States;

●	Performance of adequate and well-controlled human clinical trials according to the FDA’s current good clinical practices, or GCPs, which sufficiently demonstrate the safety and efficacy of the proposed drug or biologic for its intended uses;

●	Submission to the FDA of a New Drug Application, or an NDA, for a new drug product;

●	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the drug or biologic is to be produced to assess compliance with the FDA’s current good manufacturing practice standards, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s or biologic’s identity, strength, quality and purity;

●	Potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA or biologics license application; and

●	FDA review and, potentially, approval of the NDA.

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

Since COVID-19 was initially reported to have surfaced in Wuhan, China in December 2019, it has spread globally, including to countries in which we are currently, or have plans to, conduct preclinical or clinical studies or other development activities. There is significant uncertainty as to the likely effects of this pandemic. As the COVID-19 pandemic continues, we will likely experience disruptions that could severely impact our business, including, but not limited to, our current or future preclinical studies, clinical trials, regulatory progress, or any other development or commercialization activities, including (among others):

●	delays or difficulties in enrolling patients in clinical trials, specifically since many of the patients are considered immunocompromised;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;

●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

We plan to conduct a clinical cancer study consisting of a Phase 1/2 study in Israel of oral synthetic CBD extract, given alone or in combination with clomiphene concurrently with dose-dense Temolozomide chemotherapy for patients with recurrent or progressive GBM, designed as an open label, two-arm, randomized prospective study. We are currently waiting on primary approval from the Israeli Ministry of Health, Center for Cannabis (Yakar) to proceed with such study. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. In May 2021, hostilities between Israel and Hamas escalated and an eleven day war between Israel and Hamas ensued, including rocket attacks targeting Tel Aviv, where some of our key partners for the planned GBM study are located. Since then, the deadlock between Israel and the Palestinian movement has returned to its pre-war status quo, although localized incidents continue to thwart the efforts to reach a stable ceasefire. The ongoing conflict and any hostilities involving Israel or political, economic, and military conditions in Israel and the surrounding region may directly affect our ability to obtain approvals needed for our GBM study and cause interruptions or delays in conducting such study or future studies we may conduct in Israel for an indeterminate time. Any armed conflicts, terrorist activities, or political instability in the region could impeded our development programs, which could have a material adverse effect on our business.

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

While we expect to fund our future capital requirements from financing arrangements, we cannot assure you that any such financing arrangements will be available to it on favorable terms, or at all. The global spread of COVID-10 has created significant volatility and uncertainty in global financial markets and may reduce our ability to access capital and negatively affect our liquidity. Further, even if we can raise funds from financing arrangements, the amounts raised may not be sufficient to meet our future capital requirements. Additionally, the Company does not have sufficient unreserved, authorized shares to secure an equity investment of a sufficient amount, based on the Company’s currently traded price per share, and the Company will require shareholder approval to increase the amount of authorized shares. If we are not able to raise capital, we could be required to postpone, scale back or eliminate some, or all, of our development objectives or commercialization efforts.

We depend on our current key personnel and our ability to attract and retain employees.

Our future growth and success depends on our ability to recruit, retain, manage and motivate our employees. We are highly dependent on our current management and scientific personnel, including Joseph Tucker, Avani Kanubaddi, and Dr. Bob Dagher. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our limited resources may lead us to pursue a particular candidate and fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of medical and commercial success.

As result of our limited financial, managerial and scientific leadership resources we focus on developing product candidates that we have identified as most likely to succeed. As such, we may have to forego or delay the development of other candidates that may prove to have greater potential. Our resource allocation decisions may cause us to fail to capitalize on viable medical solutions, therapeutic enhancements and commercial potentials for viable markets when our spending on our current and future defined candidates with the indications specified therein may not yield any commercially viable products. Inaccurate evaluation of potential may result in relinquishment of valuable product candidate opportunity.

We expect to face intense competition, often from companies with greater resources and experience than us.

The pharmaceutical industry is highly competitive, with an emphasis on proprietary products and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than us. Some of these competitors and potential competitors have more experience than us in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, our future product candidates, if successfully developed, will compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than us or our collaboration partners have. Other companies with greater resources than we may announce similar plans in the future. In addition, there are other non-FDA approved CBD preparations being made available from other companies, which might attempt to compete with our future product candidates. In addition, small or early stage companies may prove to be competitors, particularly through collaborative arrangements with large and established companies. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed. In addition, we compete with these companies in recruiting and retaining scientific personnel as well as establishing clinical trial sites and patient registration for clinical trials.

Our current and future preclinical and clinical studies may be conducted outside the United States, and the FDA may not accept data from such studies to support any NDAs we may submit after completing the applicable developmental and regulatory prerequisites.

We are conducting, or may conduct, preclinical and/or clinical studies outside the United States. For example, we have conducted preclinical studies in Israel, and plan to conduct clinical studies for one or more product candidates in Israel or other non-U.S. countries. To the extent we do not conduct these clinical trials in accordance under an IND application, the FDA may not accept data from such trials. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND application, the FDA’s acceptance of the data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles and all applicable FDA regulations. The trial population must also adequately represent the intended U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to market the product candidate in the United States, if approved. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon our ability to verify the data and our determination that the trials also complied with all applicable U.S. laws and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

Successful development of therapeutic products is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Drug development involves long lead times and involves many variables of uncertainty. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including, without limitation:

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

Any positive results from our preclinical testing of our prospective product candidates may not necessarily be predictive of the results from planned or future clinical trials for such product candidates. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and early clinical development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings while clinical trials were underway or safety or efficacy observations in clinical trials, including adverse events. Moreover, our interpretation of clinical data or our conclusions based on the preclinical in vitro and in vivo models may prove inaccurate, as preclinical and clinical data can be susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approvals. If we fail to produce positive results in our planned clinical trial for our product candidates for the treatment of GBM, or our future clinical trials, the development timeline and regulatory approval and commercialization prospects for such product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected. Similarly, undesirable side effects caused by our product candidates could cause us or regulatory authorities to limit dosage in development or interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Restrictive label applications may include but are not limited to a Boxed Warning, Risk Evaluation and Mitigation Strategies, or REMS, or other limitations of use. Drug-related side effects during one clinical trial furthermore could affect patient recruitment or the ability of enrolled patients to complete the trial, result in potential product liability claims or our ability to ensure enrollment for future trials. Any of these occurrences may harm our business, financial condition and prospects significantly.

Regulatory approval is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and we may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

When the FDA or comparable foreign regulatory authorities issue regulatory approval for a product candidate, the regulatory approval is limited to those specific indications for which a product is approved. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected. While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, we are prohibited from marketing and promoting the products for indications that are not specifically approved by the FDA.

These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies on off-label use. If the FDA determines that our promotional activities constitute promotion of an off-label use, it could request that we modify our promotional materials or subject us to regulatory or enforcement actions by other agencies, including issuance of warning letters, suspension or withdraw an approved product from the market, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement, any of which could significantly harm our business.

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

In the ordinary course of our business, we expect to collect and store sensitive data, including legally protected patient health information, credit card information, personally identifiable information about our employees, intellectual property, and proprietary business information. We expect to manage and maintain this data utilizing on-site systems. This data includes a wide variety of business-critical information including research and development information, commercial information and business and financial information.

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

We are in the early stages of product development and expects to focus substantial efforts for, at least, the next several years on preclinical and clinical trials and other research and development activities. We have not obtained regulatory approval for any product candidates. Our revenues, expenses and operating results are likely to fluctuate significantly in the future. We expect to incur substantial additional operating expenses over the next several years as our research, development, and preclinical and clinical study activities increase. Our financial results are unpredictable and may fluctuate, for among other reasons, due to:

●	the scope, number, progress, duration, endpoints, cost, results, and timing of our preclinical testing and clinical studies of current or potential future product candidates;

●	our ability to obtain additional funding to develop product candidates; and

●	delays in the commencement, enrollment and timing of clinical studies.

A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter.

Significant ongoing costs and obligations

As a neuro-pharmaceutical drug discovery and development platform company, the Company expects to spend substantial funds on the research, development and testing of psychedelic molecular derivatives. In addition, the Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. The Company will also require significant additional funds if it expands the scope of current plans for research and development or if it were to acquire any other assets and advance their development. It is possible that future financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the achievement of the Company’s corporate goals, the results of scientific and clinical research, the need and ability to obtain regulatory approvals and the state of the capital markets generally. If adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research and development programs, or obtain funds through corporate partners or others who may require the Company to relinquish significant rights to its Psychedelic Derivatives or compounds or obtain funds on less favorable terms than the Company would otherwise accept. To the extent that external sources of capital become limited or unavailable or available on onerous terms, the Company’s intangible assets and its ability to continue its business plans may become impaired, and the Company’s assets, liabilities, business, financial condition and results of operations may be materially or adversely affected.

In addition, future changes in regulations, changes in legal status of psychedelic products, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company’s efforts to grow its business may be costlier than expected.

We may rely on third parties to plan and conduct preclinical and clinical trials

We may rely on third parties to conduct preclinical development activities and intends to partner with third parties who may conduct clinical development activities with our Psychedelic Derivatives and other product candidates. Preclinical activities include “in vivo” studies providing access to specific disease models, pharmacology and toxicology studies, and assay development. Clinical development activities include trial design, regulatory submissions, clinical patient recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. If there is any dispute or disruption in its relationship with third parties, or if such third parties are unable to provide quality services in a timely manner and at a feasible cost, or if such third parties fail to meet certain development milestones, our active development programs may face delays.

Further, if any of these third parties fails to perform as wed expects or if their work fails to meet regulatory requirements, the testing and eventual development of viable Psychedelic Derivative drug candidates could be delayed, cancelled or rendered ineffective.

Our reliance on third party contract manufacturers

Upon our completion of the “in vitro” portion of the preclinical testing we intend to conduct, when only lab-grade and lab-scale psychedelic molecules are required, we intend to manufacture the required psychedelic molecules at our facilities in Calgary. However, when larger quantities and higher quality psychedelic molecules are required (e.g., for animal model testing), we intend to contract with appropriate third party contract manufacturing organizations (“CMOs”) to, among other things, supply the active pharmaceutical ingredients (“API”) used in its Psychedelic Derivatives over which we may have limited control. We intend to rely on CMOs to supply APIs in compliance with local GMP regulations applicable to its Psychedelic Derivatives.

All applicable jurisdictions, including Health Canada, and the FDA, ensure the quality of drug products by carefully monitoring drug manufacturers’ compliance with GMP regulations. The GMP regulations for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of a drug product. There can be no assurances that CMOs will be able to meet our timetable and requirements or carry out their contractual obligations in accordance with the applicable regulations. In addition, the API they supply to us may not meet our specifications and quality policies and procedures or they may not be able to supply the API in commercial quantities. If we are unable to arrange for alternative third-party supply sources on commercially reasonable terms or in a timely manner, it may delay the development of its Psychedelic Derivatives and could have a material adverse effect on our business operations and financial condition.

Further, the failure of CMOs to operate in compliance with GMP regulations could result in, among other things, certain product liability claims in the event such failure to comply results in defective products (containing our Psychedelic Derivatives) that caused injury or harm. In general, our dependence upon third parties for the supply of our APIs may adversely affect profit margins and our ability to develop and deliver viable Psychedelic Derivatives on a timely and competitive basis.

Termination or non-renewal of key licenses and agreements

Our business is highly dependent on a number of key licenses and agreements which expire in a short time period. Specifically, in conducting research and preclinical studies in compliance with current legislation, we substantially rely on: (i) the Facchini Drug License which expires on December 31, 2023; and (ii) the two material contracts with the Governors of the University of Calgary, which expire on November 30, 2023 and December 31, 2022 (the “Calgary Agreements”). Health Canada renews drug licenses annually and Dr. Facchini has held the Facchini Drug License since October 5, 1995 and it has been renewed each year without issue. Until MagicMed obtains its own Dealer’s License or Section 56 Exemption necessary for its business, the termination, non-renewal or hinderance of use, as applicable of the Facchini Drug License or the Calgary Agreements would have a material adverse effect on MagicMed’s ability to develop Psychedelic Derivatives, conduct research or operate its business as it currently does. This could have a material adverse impact on MagicMed’s financial condition.

Negative results from clinical trials or studies of others and adverse safety events involving our Psychedelic Derivatives

From time to time, studies or clinical trials on various aspects of biopharmaceutical or natural health products (“NHPs”) are conducted by academic researchers, competitors or others. The results of these studies or trials, when published, may have a significant effect on the market for the biopharmaceutical or NHP that is the subject of the study. The publication of negative results of studies or clinical trials or adverse safety events related to the psychedelic compounds used by us in the development of our Psychedelic Derivatives, or the therapeutic areas in which our Psychedelic Derivatives compete, could adversely affect our share price and our ability to finance future development of our Psychedelic Derivatives, and our business and financial results could be materially and adversely affected.

Clinical trials of our Psychedelic Derivatives may fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or not otherwise produce positive results

Before third parties are able to obtain marketing approval from regulatory authorities for the sale of products containing our Psychedelic Derivatives, the completion of preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the Psychedelic Derivatives will be required. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical, NHP and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. we do not know whether the clinical trials that third parties may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any products containing our Psychedelic Derivatives in any jurisdiction. A product/compound candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of the products containing our Psychedelic Derivatives will successfully gain market approval from Health Canada, the FDA or other regulatory authorities, resulting in our inability to derive any royalty-based revenue from them.

Raw materials requiring regulatory approval

Some raw materials used by us will require regulatory approval by Health Canada because the plant or fungi may contain a controlled substance. While we believe that we can acquire, or indirectly make use of, the requisite licenses to conduct our intended research and development activities, there is a risk that Health Canada can either reject or require further action to approve the requisite licenses which would cause delays or result in losses for us and could result in the abandonment of a specific research programs. Raw materials and supplies are generally available in quantities to meet the needs of our business. An inability to obtain raw materials or product supply could have a material adverse impact on our business, financial condition, and results of operations.

Possible increase in costs beyond what is currently expected as a result of regulatory review

Health Canada has not yet determined whether our Psychedelic Derivatives will be scheduled as controlled substances. In the event Health Canada determines that these products are controlled substances and therefore, require regulatory approval, (a) our licensees will be required to obtain such approval; and (b) to the extent that we produce Psychedelic Derivatives, we will require similar regulatory approval. Such additional regulatory requirements may increase our costs and cause a delay in our operations. Further, if Health Canada requires that we perform additional preclinical studies, or if we determine that additional preclinical studies are required for our Psychedelic Derivatives, our expenses would further increase beyond what is currently expected and the anticipated timing of any potential approval of our Psychedelic Derivatives or licensing out agreements would likely be delayed.

We have never been profitable, have no products approved for commercial sale, and to date have not generated any revenue

We have never been profitable and we do not expect to be profitable in the foreseeable future. Neither us, nor any third-party partner, have submitted any products containing our products for approval by regulatory authorities in Canada, the United States or elsewhere. Since inception, we have an accumulated deficit of $60.7 million and accumulated other comprehensive losses of $0.03 million. To date, we have devoted most of our financial resources to research and development, including drug discovery research, preclinical development activities, patent application filing and media relation efforts, as well as corporate overhead.

We have not generated any revenues since inception, we expect to continue to incur losses for the foreseeable future, and expect these losses to increase as we continue our product development activities. If our Psychedelic Derivatives and other products developed do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or Health Canada to perform preclinical studies or trials in addition to those currently expected, or if there are any delays in completing our preclinical studies or the development of any of our Psychedelic Derivatives or other products. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We have no licensing, marketing or distribution experience and will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing transactions

We have no licensing, marketing or distribution experience. To develop licensing, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that our Psychedelic Derivatives will be approved by the FDA and Health Canada for Psychedelic Derivatives where we decide to perform licensing, marketing and distribution functions itself or through third parties, we could face a number of additional risks, including that we or our third-party collaborators may not be able to build and maintain an effective marketing or sales force. If we use third parties to market and license our Psychedelic Derivatives, we may have limited or no control over our licensing, marketing and distribution activities on which our future revenues may depend.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights

We may from time to time seek to enforce our intellectual property rights against infringers when we determine that a successful outcome is probable and may lead to an increase in the value of the intellectual property. If we choose to enforce our patent rights against a party, then that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced. Additionally, the validity of our patents and the patents we have licensed may be challenged if a petition for post grant proceedings such as inter-partes review and post grant review is filed within the statutorily applicable time with the Canadian Intellectual Property Office or the United States Patent and Trademark Office. These lawsuits and proceedings are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents.

In addition, there is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our intellectual property rights.

Changes in patent law and its interpretation could diminish the value of patents in general, thereby impairing our ability to protect our Psychedelic Derivatives

As is the case with other NHP, biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. The Supreme Court of Canada and the U.S. Supreme Court have ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the Canadian House of Representative, the Federal Court of Canada, the Canadian Intellectual Property Office, U.S. Congress, the federal courts, and the U.S. Patent and Trademark Office and international treaties entered into by these nations, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain patents or to enforce patents we may obtain in the future.

Failure to manage growth

As we advance our Psychedelic Derivatives through preclinical studies and seek business arrangements and partnerships with third parties to advance our Psychedelic Derivatives through clinical development, we will need to increase our preclinical development, scientific, management and administrative headcount to manage these programs and negotiate these arrangements. In addition, to meet obligations as a public company, we may need to increase our general and administrative capabilities and improve our operational and financial controls and reporting procedures. Our management, personnel and systems currently in place may not be adequate to support this future growth. In managing our growing operations, we are also subject to the risks of over-hiring and/or overcompensating our employees and over-expanding our operating infrastructure. As a result, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.

Insurance and uninsured risks

Our business is subject to a number of risks and hazards generally, including adverse preclinical trial results, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Our insurance may not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events or any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations.

Litigation

We may become party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us such a decision could adversely affect our ability to continue operating and the market price for our shares and could use significant resources. Even if we are involved in litigation and win, litigation can redirect significant company resources.

Conflicts of interest

Certain of our directors and officers do not devote their full time to the affairs of the Company and certain of our directors and officers are also directors, officers and shareholders of other biotechnology and research and development companies or other public companies in general, and as a result they may find themselves in a position where their duty to another company conflicts with their duty to the Company. There is no assurance that any such conflicts will be resolved in favor of the Company. If any such conflicts are not resolved in our favor we may be adversely affected.

The psychedelic therapy industry and market are relatively new and this industry and market may not continue to exist or grow as anticipated

We operate our business in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market through significant investments in our strategy, our operational capacity, quality assurance and compliance with regulations. In addition, there is no assurance that the industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic therapy industry and market could have a material adverse effect on our business, financial conditions and results of operations.

The psychedelic medicine market will face specific marketing challenges given the products’ status as a controlled substance which resulted in past and current public perception that the products have negative health and lifestyle effects and have the potential to cause physical and social harm due to psychoactive and potentially addictive effects. Any marketing efforts by us would need to overcome this perception to build consumer confidence, brand recognition and goodwill.

The psychedelics industry and market are relatively new, and the industry may not succeed in the long term.

We operate our business in a relatively new industry and market. The use of psychedelics for medicinal purposes has shown promise in various studies and we believe that both regulators and the public have an increasing awareness and acceptance of this promising field. Nevertheless, psychedelics remain a controlled substance in the United States, Canada, and most other jurisdictions and their use for research and therapeutic purposes remains highly regulated and narrow in scope. There is no assurance that the industry and market will continue to grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic manufacturing and medicines industry and market could have a material adverse effect on our business, financial condition and results of operations. We have committed and expect to continue committing significant resources and capital to the development of psychedelic products for therapeutic uses. As a category of products, medical-grade psychedelics raw materials and psychedelic-derived APIs, and research into such substances, represent relatively untested offerings in the marketplace, and we cannot provide assurance that psychedelics as a category, or that our prospective products, in particular, will achieve market acceptance. Moreover, as a relatively new industry, there are not many established players in the psychedelic-based medicines industry whose business model we can emulate. Similarly, there is little information about comparable companies available for potential investors to review in making a decision about whether to invest in our common shares.

Our psychedelic product candidates may generate public controversy. Adverse publicity or public perception regarding the psychedelic APIs we intend to utilize may negatively influence our success and that of our prospective investigational therapies.

Our ability to establish and grow our business is substantially dependent on the success of the emerging market for psychedelics-based medicines, which will depend upon, among other matters, pronounced and rapidly changing public preferences, factors which are difficult to predict and over which we have little, if any, control. We and our clients will be highly dependent upon consumer perception of psychedelic-based therapies and other products.

Therapies containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for any future therapeutic candidates we may develop. Opponents of these therapies may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these therapies. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from psilocybin misuse may adversely affect the commercial success or market penetration achievable by our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of any future therapeutic candidates.

The expansion of the use of psychedelics in the medical industry may require new clinical research into effective medical therapies

Research in Canada and internationally regarding the medical benefits, viability, safety, efficacy, addictiveness, dosing and social acceptance of psychedelic and psychoactive products remains in early stages. There have been relatively few clinical trials on the benefits of such products. Although we believe that the articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of psychedelic and psychoactive products, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, psychedelic and psychoactive products. Given these risks, uncertainties and assumptions, readers should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this proxy statement/prospectus or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to psychedelic and psychoactive products, which could have a material adverse effect on the demand for our Psychedelic Derivatives with the potential to lead to a material adverse effect on the Company’s business, financial condition and results of operations.

The psychedelic therapy industry is difficult to quantify and investors will be reliant on their own estimates of the accuracy of market data

Because the psychedelic therapy industry is in a nascent stage with uncertain boundaries, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in us and, few, if any, established companies whose business model we can follow or upon whose success we can build. Accordingly, investors will have to rely on their own estimates in deciding about whether to invest in us. There can be no assurance that our estimates are accurate or that the market size is sufficiently large for our business to grow as projected, which may negatively impact our financial results.

The psychedelic therapy and biotechnology industries are experiencing rapid growth and increased competition

The psychedelic therapy and biotechnology industries are undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in a number of ways, including, without limitation, by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results.

Additionally, the biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in Canada, the United States, Europe and other jurisdictions, including, without limitation, major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in, and substantial capital resources for, conducting research, molecular derivative development, obtaining regulatory approvals, obtaining intellectual property protection and establishing key relationships. These companies also have significantly greater sales and marketing capabilities and experience in completing collaborative transactions in our target markets with leading companies and research institutions.

Our competitors may introduce new Psychedelic Derivatives or develop technological advances that compete with us. We cannot predict the timing or impact of competitors introducing new Psychedelic Derivatives or technological advances. Such competing Psychedelic Derivatives may be safer, more effective, more effectively marketed, licensed or sold or have lower prices or superior performance features than our Psychedelic Derivatives, and this could negatively impact our business and results of operations. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the Psychedelic Derivatives that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection and/or Health Canada or discovering, developing and commercializing Psychedelic Derivatives before we do or may develop Psychedelic Derivatives that are deemed to be more effective or gain greater market acceptance than those of the Company.

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative transactions with large, established companies. In addition, many universities and private and public research institutes may become active in the development of novel compounds. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and Psychedelic Derivatives that are more effective or less costly than any of the Psychedelic Derivatives that we are currently developing or that we may develop, which could render our Psychedelic Derivatives obsolete or non-competitive. If our competitors market Psychedelic Derivatives that are more effective, safer or less expensive or that reach the market sooner than our Psychedelic Derivatives, if any, we may not achieve commercial success. In addition, because of our limited resources, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or Psychedelic Derivatives obsolete, less competitive or not economical.

Changes in legislation, regulations and guidelines

Our operations are subject to various laws, regulations and guidelines relating to, among other things, drug research, development, marketing practices, health and safety, the conduct of operations and preclinical trials. In addition to FDA and Health Canada restrictions on the marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical industries in recent years, as well as consulting or other service agreements with physicians or other potential referral sources. While to the knowledge of management, we are currently in compliance with all such laws, changes to applicable laws, regulations and guidelines may cause adverse effects to its operations. The risks to the business of the Company represented by this or similar risks are that they could significantly reduce the addressable market for our Psychedelic Derivatives and could materially and adversely affect the business, financial condition and results of our operations.

Risks Related to Regulatory Matters

Our current and prospective product candidates, and the development thereof, are or will be subject to the various federal and state laws and regulations relating to the safety and efficacy of health products, such as drugs and medical devices.

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the NDA process. In these product candidates, cannabinoid(s) and synthetic molecules based on psychedelics, such as psilocybin, N,N-dimethyltryptamine (DMT), mescaline and MDMA, will be the active pharmaceutical ingredients.

In connection with our development and future commercialization (if applicable) of our prospective products, we, and each contemplated product candidate, are subject to the Federal Food Drug and Cosmetic Act (FDCA). The FDCA is intended to assure the consumer, in part, that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FDCA and the U.S. Food and Drug Administration (FDA) regulations define the term “drug,” in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” The definition also includes components of drugs, such as active pharmaceutical ingredients. To be lawfully marketed in the United States, drugs must generally either receive premarket approval by FDA through the NDA process or conform to a “monograph” for a particular drug category, as established by FDA’s Over-the-Counter (OTC) Drug Review. If the FDA does not award premarket approval for our product candidates through the NDA process, this will have a material adverse effect on our business, financial condition and results of operations.

Additionally, the nature of the active ingredients we intend to utilize in our product candidates subjects us and our development and future commercialization (as applicable) activities to additional regulatory scrutiny and oversight. In connection with our development and future commercialization (if applicable) of psychedelic-based product candidates, we and each contemplated product candidate will be subject to the federal Controlled Substances Act (CSA) and the Controlled Substances Import and Export Act in the United States and analogous state and foreign laws. Additionally, with regard to our cannabinoid pipeline, one or more product candidates will be developed using synthetic cannabidiol (CBD), which may subject such product candidates to increased regulatory scrutiny or uncertainty. While we currently believe that our candidates containing (or that will be developed using) synthetic CBD are not subject to the CSA because they are THC-free, this is an evolving regulatory area that is subject to uncertainty. The DEA may change its position or disagree with ours and classify any synthetic-CBD product candidates that we may develop as Schedule I controlled substances, in which case, additional regulatory authorizations may be needed (such as, for example, DEA registrations for facilities testing or otherwise handling Schedule I controlled substances), and there may be increased expenses and/or challenges in connection therewith.

There is no guarantee that any of our investigational drugs will ever be approved as medicines in any jurisdiction in which the Company operates, as there are currently very few FDA-approved drugs containing the psychedelic ingredients we intend to utilize as active ingredients and only one FDA-approved drug containing CBD as the active ingredient (and three containing synthetic cannabinoids). And, the laws and regulations generally applicable to the industry in which the Company is involved are subject to constant evolution and may change in ways currently unforeseen. Any amendment to or replacement of existing laws or regulations, including the re-classification of the substances the Company is developing or with which it is working, which are matters beyond the Company’s control, may cause the Company’s business, financial condition, results of operations and prospects to be adversely affected or may cause the Company to incur significant costs in complying with such changes or it may be unable to comply therewith. A violation of any applicable laws and regulations of the jurisdictions in which the Company operates could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either government entities in the jurisdictions in which the Company operates, or private citizens or criminal charges.

The psychedelic-derived therapeutic candidates we are developing or may develop in the future are subject to controlled substance laws and regulations in the United States and other countries where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition.

In the United States, psychedelics, such as psilocybin (and its active metabolite, psilocin), DMT, mescaline and MDMA, are classified by the DEA as a Schedule I substances under the CSA. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by-definition have a high potential for abuse, have no currently accepted medical use in the United States, lack accepted safety for use under medical supervision, and may not be prescribed marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II substances are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II substances is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. Further, most, if not all, state laws in the United States classify the psychedelic active ingredients we intend to utilize as Schedule I controlled substances. For any product containing active ingredients that are Schedule I controlled substances to be available for commercial marketing in the United States, the product must be scheduled by the DEA to Schedule II, III, IV or V, which requires scheduling-related legislative or administrative action, which can further delay the path to market. There can be no assurance that the DEA will make a favorable scheduling decision. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.

FDA approval is also a prerequisite to commercialization, and the controlled-substance status of our psychedelic APIs may negatively impact the FDA’s decision regarding whether to approve the applicable product candidates.

During the pre-market review process, the FDA may determine that additional data is needed for one or more of our psychedelic candidates, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process.

In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

●	DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

●	State controlled-substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule product candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or any partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
●	Clinical trials. Because some of our current and future product candidates contain Schedule I controlled substances, to conduct clinical trials in the United States prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense such product candidates and to obtain the product from our importer. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites.
●	Importation. If any of our product candidates is approved and classified as a Schedule II, III or IV substance, an importer can only import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our product candidates and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.
●	Manufacture. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements.
●	Distribution. If any of our product candidates is approved for marketing and scheduled under Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to possess and distribute or dispense such products.

The psychedelic APIs we intend to utilize are listed as Schedule I controlled substances under the CSA in the United States and under similar controlled-substance legislation in other countries, and any significant violations of these laws and regulations, or changes in the laws and regulations, may result in interruptions to our development activity or business continuity.

The psychedelic APIs we intend to utilize are categorized as Schedule I controlled substances under the CSA and are similarly categorized by most states and foreign governments. Even assuming any future therapeutic candidates containing such APIs are approved and scheduled by regulatory authorities to allow their commercial marketing, the ingredients in such therapeutic candidates will likely continue to be listed under Schedule I, or the state or foreign equivalent and, thus, illegal without the requisite regulatory authorizations (e.g., to allow for the use of such substances in clinical trials under an IND and in compliance with all applicable FDA, DEA, and other regulatory requirements). Violations of any federal, state or foreign laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture or prison time. This could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity, the potential listing of our shares or the market price of our shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

Various federal, state, provincial and local laws govern our business in any jurisdictions in which we may operate, and to which we may export our products, including laws relating to health and safety, the conduct of our operations, and the production, storage, sale and distribution of our products. Complying with these laws requires that we comply concurrently with complex federal, state, provincial and/or local laws. These laws change frequently and may be difficult to interpret and apply. To ensure our compliance with these laws, we will need to invest significant financial and managerial resources. It is impossible for us to predict the cost of such laws or the effect they may have on our future operations. A failure to comply with these laws could negatively affect our business and harm our reputation. Changes to these laws could negatively affect our competitive position and the markets in which we operate, and there is no assurance that various levels of government in the jurisdictions in which we operate will not pass legislation or regulation that adversely impacts our business.

In addition, even if we or third parties were to conduct activities in compliance with U.S. state or local laws or the laws of other countries and regions in which we conduct activities, potential enforcement proceedings could involve significant restrictions being imposed upon us or third parties, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenue, operating results and financial condition as well as on our reputation and prospects, even if such proceedings conclude successfully in our favor. In the extreme case, such proceedings could ultimately involve the criminal prosecution of our key executives, the seizure of corporate assets, and consequently, our inability to continue business operations. Strict compliance with state and local laws with respect to psilocybin and psilocin does not absolve us of potential liability under U.S. federal law, the Canadian law or EU law, nor provide a defense to any proceeding which may be brought against us. Any such proceedings brought against us may adversely affect our operations and financial performance.

Our prospective products will be subject to the various federal and state laws and regulations relating to health and safety.

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the NDA process. In these product candidates, cannabinoid(s) will be the active pharmaceutical ingredient.

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

We currently have four product candidates that are in preclinical development for indications such as Radiation Dermatitis and other side-effects of cancer, including cancer-related distress. We intend to develop additional drug candidates targeting other indications, including, for example, pain and post-traumatic-stress disorder (PTSD). After completing the requisite preclinical testing, submissions to FDA (namely IND applications), internal review board (“IRB”) review, and any other applicable obligations that must be completed before clinical testing may begin in the United States, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

The FDA and other applicable regulatory agencies may analyze or interpret the results of clinical trials differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. Events that may prevent successful or timely completion of clinical development include (without limitation):

●	delays in reaching a consensus with regulatory authorities on trial design;

●	delays in reaching agreement on acceptable terms with prospective contract research organization (“CRO”) and clinical trial sites;

●	delays in sourcing materials and research animals for preclinical testing and correlated testing windows at the appropriate CRO facilities;

●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	actual or perceived lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects for the entire duration of applicable clinical studies (as study subjects may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product candidate formulation;

●	delays in obtaining regulatory authorizations, such as INDs and any others that must be obtained, maintained, and/or satisfied to commence a clinical trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing preclinical studies and clinical trials;

●	failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns with cannabinoid products or psychedelics, generally, and the potential for abuse;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data;

●	any clinical holds placed on company by regulatory agencies during review process;

●	delay or failure to supply psychedelic product for use in clinical trials due to cross-border or inter-continental shipment or customs handling and processing of controlled substances; or

●	difficulty finding clinical trials sites whose investigators possess the requisite credentials to oversee clinical trials involving a Schedule I substance.

Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Certain third-parties we rely on to conduct our operations are subject to regulatory requirements

We rely on third parties to conduct our preclinical studies and clinical trials. We rely on CROs and clinical data management organizations to design, conduct, supervise and monitor our preclinical studies and clinical trials. We and our CROs are required to comply with various regulations, including GCP, which are enforced by regulatory agencies, to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Because we rely on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all.

We rely on third parties to supply the materials for, and manufacture, our research and development, and preclinical and clinical trial supplies and APIs, and we expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance.

Difficulty or delays in enrolling patients in clinical trials may result in delay or prevention of necessary regulatory approvals.

If we are unable to locate and enroll a sufficient number of eligible patients to participate in our clinical trials for our product candidates as required by the FDA or similar regulatory authorities outside the United States, we may not be able to initiate or conduct our trials. Our inability to enroll a sufficient number of patients for our trials would result in significant delays could require us to postpone or abandon clinical trials. Enrollment delays may result in increased development costs for our product candidates.

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

Historically, products launched in the European Union do not follow price structures of the U.S.. In the European Union, the downward pressure on healthcare costs in general, particularly prescription medicines, has become intense. As a result, barriers to entry of new products are becoming increasingly high and patients are unlikely to use a drug product that is not reimbursed by their government.

We may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products. In addition, the importation of foreign products may compete with any future product that we may market, which could negatively impact our profitability.

Specifically in the U.S., we expect that the 2010 Affordable Care Act (“ACA”), as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved product. There have been judicial challenges to certain aspects of the ACA and numerous legislative attempts to repeal and/or replace the ACA in whole or in part, and we expect there will be additional challenges and amendments to the ACA in the future. At this time, the full effect that the ACA will have on our business in the future remains unclear. An expansion in the government’s role in the U.S. healthcare industry may cause general downward pressure on the prices of prescription drug products, lower reimbursements or any other product for which we obtain regulatory approval, reduce product utilization and adversely affect our business and results of operations. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Several states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability. The implementation of such cost containment measures and other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of our future product candidates for which we may receive regulatory approval.

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

In addition, on October 31, 2019, The U.S. Department of Agriculture, or USDA, issued an Interim Final Rule, or IFR, establishing the Domestic Hemp Production Program. This program provides the parameters for federal licensing of hemp production, as well as guidelines for approval of licensing plans established by states and Native American tribes. Under the IFR, and confirmed by the Final Rule issued by the USDA on January 19, 2021, hemp containing THC levels greater than 0.3 percent remains a Schedule I controlled substance.

Notwithstanding the removal of plant-derived hemp from the CSA, the 2018 Farm Bill did not alter the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDC Act. Hemp products including cannabinoids that qualify as drugs, food, dietary supplements, veterinary products, and cosmetics for example, will continue to be subject to regulation by the FDA under the applicable regulatory frameworks. Following passage of the 2018 Farm Bill, the FDA reaffirmed its enforcement authority and reiterated the requirement that a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit implicitly or explicitly attributed to, or based on, the presence of the cannabinoid as an ingredient, or any other health/medical claim, be approved by the FDA for its intended use(s) before it may be introduced into interstate commerce. Currently, the FDA treats cannabidiol as a pharmaceutical product, and any therapeutic product containing cannabidiol must go through the drug approval process and demonstrate the safety and efficacy of the formulation at issue to receive FDA approval. To date, the FDA has approved one cannabis-derived drug product, Epidiolex, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol), and Cesamet (nabilone)).

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

Our prospective product candidates are currently intended for development under an IND application and, eventually, approval under an NDA, which will mean that, if approved, we can market such products with claims about their proven medical benefits for the applicable indications for use to the extent consistent with the product’s NDA.

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

Failure to comply with any applicable FDA requirements, relating to CBD or otherwise, may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is also subject to regulation by the Federal Trade Commission (the “FTC”) under the Federal Trade Commission Act. Additionally, analogous state advertising and labeling laws are often enforced by state attorneys general, and any state or federal enforcement action based on potentially misleading or deceptive advertising is often followed by costly class-action complaints under state consumer-protection laws.

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

The FDA has continuously demonstrated its commitment to taking action against companies making medical claims about products containing CBD (as the active ingredient), as selling unapproved products with unsubstantiated therapeutic claims can put patients and consumers at risk. The FDA does not believe CBD has been shown to be safe and effective for any therapeutic use, except as used in Epidiolex, the only new drug containing CBD that has been approved by FDA under the NDA process, which was approved for the treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome in patients 2 years of age and older. The agency’s principal concern with CBD products on the market that are unlawfully claiming to treat serious medical conditions is that deceptive marketing of unproven treatments may keep some patients from accessing appropriate, recognized therapies to treat serious and even fatal diseases. Additionally, because they are not evaluated by the FDA, there may be other ingredients that are not disclosed, which may be harmful.

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

Regulatory risks related to Psychedelic Derivatives

Successful execution of our strategy is contingent, in part, upon compliance with regulatory requirements from time to time enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the development and license of our Psychedelic Derivatives. Health Canada has not yet determined whether our Psychedelic Derivatives will be scheduled as controlled substances. The psychedelic therapy industry is a new and emerging industry with ambiguous existing regulations and uncertainty as to future regulations; We cannot predict the impact of the ever-evolving compliance regime in respect of this industry. In the event Health Canada determines that our Psychedelic Derivatives are controlled substances and therefore, require regulatory approval, to the extent that we produce Psychedelic Derivatives, we will be required to obtain such regulatory approval.

Further, we may not be able to predict the time required to secure all appropriate regulatory approvals for our Psychedelic Derivatives, or the extent of testing and documentation that may, from time to time, be required by governmental authorities. The impact of compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, our business and Psychedelic Derivatives, and licensing initiatives and could have a material adverse effect on the business, financial condition and operating results of the Company.

We will incur ongoing costs and obligations related to regulatory compliance. Failure to comply with regulations may result in additional costs for corrective measures, penalties or result in restrictions on our operations. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, financial condition and operating results of the Company.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and concluded our internal control over financial reporting was not effective as of December 31, 2021 due to the material weakness related to segregation of duties. As of December 31, 2021, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

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

Tax risk

We are subject to various taxes in either the United States or Canada or both, including, without limitation, the following: income taxes, payroll taxes, workers compensation, goods and services tax, sales tax, and land transfer tax. Our tax filings will be subject to audit by various taxation authorities. While we intend to base its tax filings and compliance on the advice of our tax advisors, there can be no assurance that our tax filing positions will never be challenged by a relevant taxation authority resulting in a greater than anticipated tax liability.

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

We may not be able to protect our intellectual property rights effectively outside of the United States.

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Therefore, we choose to file applications and/or obtained patents only in key markets. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may be able to export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and/or our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, which could make it difficult to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in certain foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business and could be unsuccessful.

Our financial condition would be adversely impacted if our intangible assets become impaired

Intangibles are evaluated quarterly and are tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of each segment, and collectively the Company taken as a whole, might exceed its fair value. If we determine that the value of our intangible assets is less than the amounts reflected on our balance sheet, we will be required to reflect an impairment of our intangible assets in the period in which such determination is made. An impairment of our intangible assets would result in our recognizing an expense in the amount of the impairment in the relevant period, which would also result in the reduction of our intangible assets and a corresponding reduction in our stockholders’ equity in the relevant period.

Risks Related to the Ownership of Our Common Stock

The market price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit and incur losses.

The market price our common stock could be subject to significant fluctuation. Market prices for securities of life sciences and biopharma companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include, without limitation,:

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

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On February 18, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 5, 2022, through February 17, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 17, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In the event that we fail to satisfy any of the listing requirements of Nasdaq, or fail to regain compliance with Nasdaq’s minimum bid price requirement within the Compliance Period, our common stock may be delisted. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation,:

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

We may not be able to maintain an active trading market for our common stock.

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market exists. If an active market for our common stock does continue, it may be difficult for investors to sell their shares without depressing the market price for the shares or at all.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate office is located at 4851 Tamiami Trail N, Suite 200 Naples, FL 34103. The Company believes our office is in good condition and is sufficient to conduct our operations. Our principal corporate office is held under a month-to-month operating lease.

Item 3. Legal Proceedings

From time to time, we may be a party to litigation that arises in the ordinary course of its business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer’s Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Markets under the symbol “ENVB”.

Holders

On March 29, 2022 the Company had approximately 170 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [RESERVED]

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

Business Overview

We are an early-development-stage biosciences company developing next-generation mental health and oncology treatments using our clinical discovery platform to help leverage psychedelic-derived molecules for the mind and synthetic cannabinoids for the body. We seek to improve the lives of patients suffering from cancer, initially by developing palliative and supportive care products for people suffering from certain side effects of cancer and cancer treatment such as anxiety, depression, pain, and skin damage from radiation treatment. We currently intend to offer such palliative and supportive care products in the United States, following approval through established regulatory pathways.

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

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,217 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

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

Subsequent Events

Public Offering

On February 15, 2022, the Company completed a public offering of 20,000,000 shares of Common Stock and warrants to purchase up to 20,000,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, Enveric granted the underwriter a 45-day option to purchase up to an additional 3,000,000 shares of common stock and/or warrants to purchase up to an additional 3,000,000 shares of common stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 3,000,000 shares of common stock.

All the securities being sold in the offering were offered by Enveric. At closing, Enveric received net proceeds from the offering of approximately $9.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this offering for working capital and to fund other general corporate purposes.

Nasdaq Bid Price Minimum

On February 18, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 5, 2021, through February 17, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 17, 2022, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The letter further provided that if, at any time during the 180-day period, the closing bid price of the Company’s common stock was at least $1.00 for a minimum of 10 consecutive business days, Nasdaq would provide the Company with written confirmation that it had achieved compliance with the minimum bid price requirement.

Financial Overview

We are a pre-revenue biotech company that has to date, not generated any revenues. During the year ended December 31, 2021, we raised approximately $25.0 million from the sales of common stock and warrants and from proceeds realized from the exercise of cash warrants. In addition, the Amalgamation was a cash accretive transaction from which we realized approximately $3.1 million in cash assets. These amounts were the primary source of funds upon which our operations were financed.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the research and development of our preclinical product candidates, and include, without limitation:

●	employee-related expenses, including salaries, benefits and share-based compensation expense;
●	expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and consultants and other entities engaged to support our product research and development activities;
●	the cost of acquiring, developing and manufacturing materials and lab supplies used in research and development activities;
●	facility, equipment, depreciation and other expenses, which include, without limitation direct and allocated expenses for rent, maintenance of our facilities and equipment, insurance and other supplies;
●	costs associated with preclinical activities and regulatory operations, including, without limitation, patent related costs;
●	consulting and professional fees associated with research and development activities.

We expense research and development costs to operations as incurred. Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to future clinical trial manufacturing and clinical trial support. External efforts include work with consultants and increasingly substantial work at CROs and CMOs. We support an internal research and development team and our facility in Calgary, Alberta, Canada. To move these programs forward along our development timelines, a large portion (approximately 75%) of our staff are research and development employees. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, benefits and related costs such as share-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, accounting and audit costs, tax compliance costs, SEC compliance costs, investor relation costs, training and conference costs, insurance costs and legal fees.

We anticipate that our general and administrative expenses will increase in the future as they relate to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission requirements, director and officer liability insurance, investor relations costs and other costs associated with being a public company.

Impairment of Intangible Assets and Goodwill

Intangible assets consist of the Psybrary and Patent Applications, In Process Research and Development (“IPR&D”) and license agreements. Psybrary and Patent Applications intangible assets are valued using the relief from royalty method. The cost of license agreements is amortized over the economic life of the license. The Company assesses the carrying value of its intangible assets for impairment each year. During the year ended December 31, 2021, the Company acquired intangible assets, valued at approximately $35.5 million and relating to the Psybrary and Patent Applications and IPR&D.

Goodwill consists of the excess fair value after the allocation to the identifiable net assets. During the year ended December 31, 2021, the Company recorded goodwill in aggregate of approximately $9.8 million, consisting of $9.1 million being specifically attributable to the deferred tax liabilities incurred and $0.8 million relating to the residual intangible asset that generates earnings in excess of a normal return on all other tangible and intangible assets.

The Company performs an annual impairment test of intangible assets and goodwill as of December 31 of each fiscal year. As of December 31, 2021, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s intangible assets and goodwill is less than its carrying amount. During the fourth quarter 2021, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that as of December 31, 2021 it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an impairment analysis as of that date using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to ASU 2017-04, the Company recorded an impairment of intangible assets of approximately $30.5 million, and an impairment of goodwill of approximately $8.2 million. There were no impairment charges during the year ended December 31, 2020. There was no goodwill or indefinite lived intangible assets as of December 31, 2020.

Stock-Based Compensation

A significant portion of our operating expenses is related to stock-based compensation costs. Stock based compensation costs were approximately $12.6 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively.

Stock based compensation consists of restricted stock units (“RSU”), restricted stock awards (“RSA”) and options to purchase shares of the Company’s common stock. The Company follows Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. The fair value of RSU or RSA awards is determined by the closing price per share of the Company’s common stock on the date of the award. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options issued.

RSU’s and RSA’s may contain vesting conditions that include, without limitation, any or all of the following: immediate vesting, vesting over a defined time period, vesting based on specific volume weighted average price levels being achieved by the Company’s common stock as publicly traded within specified measurement periods, and vesting based on the achievement of specific performance milestones. Options contain vesting conditions that provide for vesting over a defined time period.

The fair value of RSU’s, RSA’s and options, is charged to expense, on a straight line basis over the vesting periods defined in the award agreements, except for the fair value which is attributable to achievement a specific performance milestones, which are charged to expense upon achievement of such milestones.

Change in fair value of warrant liabilities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the consolidated balance sheet. The Company adjusts this derivative liability at each reporting period, with the liability recorded on the balance sheet being equal to fair value of such liability on the relevant balance sheet date.

Fair value of derivative liabilities is determined in accordance with ASC 820-10 “Fair Value Measurement”. As of December 31, 2021, the fair value of all derivative liabilities was determined using the Black-Scholes method, which is a level 3 method, as defined in ASC 820-10. The were no derivative liabilities existing on the Company’s balance sheet as of December 31, 2020.

Derivative liabilities with an initial fair value of approximately $10.0 million were recorded during the year ended December 31, 2021, all of which were attributable to certain warrants issued as part the Company’s sales of common stock and warrants in January and February 2021. During the year ended December 31, 2021 an aggregate decrease in value of derivative liabilities of approximately $9.3 million was recorded, resulting in other income equal to such amount. The fair value of these derivative liabilities has a strong correlation to the price per share of the Company’s common stock as publicly traded. Increases in the Company’s price per share will result in an increased derivative liability, with a corresponding other expense being recorded in the other income (expense) section of the statement of operations. Decreases in the Company’s price per share will result in a decreased derivative liability, with a corresponding other income being recorded in the other income (expense) section of the statement of operations.

Key Components of Our Results of Operations

Operating Expenses

Our operating expenses include, without limitation, research and development, employee compensation and payroll taxes, employee benefits, insurance costs, facility costs, laboratory supplies, office expenses, conference and meeting costs, travel expenses, cyber costs, financial statement preparation services, tax compliance, various consulting and director fees, legal services, auditing fees, stock-based compensation, impairment of intangible assets, depreciation of equipment and amortization of intangible assets. These expenses have increased in connection with the Company’s expanded product development activities which significantly increased as a result of the Amalgamation Agreement and the Company’s management expects these expenses to continue to at current or increased levels as the Company continues to execute its product development plans.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2021 and the comparable period in 2020:

	Year Ended December 31,
	2021	2020
Operating expenses
Research and development costs	$4,788,807	$174,083
General and administrative expenses	20,499,052	5,322,362
Impairment of intangible assets and goodwill	38,678,918	—
Depreciation and amortization	656,643	120,872
Total operating expenses	64,623,420	5,617,317

Loss from operations	(64,623,420)	(5,617,317)

Other income (expense)
Interest expense	(10,316)	(445,250)
Change in fair value of warrant liabilities	9,327,326	—
Inducement expense	(1,125,291)	(802,109)
Total other income (expense)	8,191,719	(1,247,359)

Net loss before income taxes	$(56,431,701)	$(6,864,676)

Income tax benefit	7,454,805	—

Net loss after income tax benefit	(48,976,896)	(6,864,676)

Other comprehensive gain (loss)
Foreign exchange gain (loss)	150,475	(169,655)

Comprehensive loss	$(48,826,421)	$(7,034,331)

Net loss per share - basic and diluted	$(2.07)	$(1.19)

Weighted average shares outstanding, basic and diluted	23,617,104	5,753,598

Known Trends or Uncertainties

The current inflationary trend existing in the North American economic environment is considered by Management to be reasonably likely to have a material unfavorable impact on results of continuing operations. Higher rates of price inflation, as compared to recent prior levels of price inflation have caused a general increase the cost of labor and materials. In addition, there is an increased risk of the Company experiencing labor shortages as a result of a potential inability to attract and retain human resources due to increased labor costs resulting from the current inflationary environment.

Operating Expenses

Operating expenses increased to $64,623,420 for the year ended December 31, 2021 from $5,617,317 for the year ended December 31, 2020, an increase of $59,006,103, or 1,050%. This change was primarily driven by costs that include, without limitation, costs related to impairment of intangible assets and goodwill of $38,678,918, which did not occur in the prior year, and increases in research and development costs of $4,614,724, stock-based compensation of $9,812,669, legal & accounting costs of $1,706,263, human resource costs of $1,585,457, insurance costs of $1,752,068 and marketing, & public company costs of $554,813, as compared to the prior year.

Interest Expense

Interest expense for the year ended December 31, 2021 was $10,316 compared to $445,250 for the year ended December 31, 2020. A decrease of 98%. This decrease is due to the Company’s satisfaction of promissory notes with an aggregate principal amount of approximately $2.1 million during the year ended December 31, 2020, resulting in the current year having significantly decreased interest-bearing liabilities.

Inducement Expense

Inducement expense was $1,125,291 for the year December 31, 2021 as compared to $802,109 for the year ended December 31, 2020. An increase of 40%. The expenses recorded are related to inducement incurred related to the conversion of warrants and options.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2021 was an income of $9,327,326 as compared to $— for the year ended December 31, 2020. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock.

Income tax benefit

Income tax benefit for the year ended December 31, 2021 was $7,454,805 as compared to $— for the year ended December 31, 2020. The income tax benefit was realized in conjunction with the decrease in deferred tax liability resulting from the impairment of intangible assets and goodwill charges incurred during the year ended December 31, 2021.

Foreign currency translation

Gain on foreign currency translation was $150,475 for the year ended December 31, 2021 as compared to a loss on foreign currency translation of $169,655, a net increase in comprehensive income of $320,130. Gains and losses on foreign currency translation result from financial transactions of the Company’s two subsidiaries in Canada being recorded in their functional currency of Canadian dollars and then translated to United States dollars at period end for consolidated reporting by the parent company. The Company incurred significant impairment of intangible asset charges at December 31, 2021, with these large amounts being applied to the variation in exchange rates as compared to prior period end translations being the primary catalyst of the increase in comprehensive income relating to foreign currency translation as compared to the year ended December 31, 2021.

Liquidity and Capital Resources

The Company has incurred continuing losses from its operations. As of December 31, 2021, the Company had an accumulated deficit of $60,736,453 and working capital of $15,653,281. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

The Company’s material cash requirements consist of working capital to fund capital expenditures incurred at our research facility in Calgary and our operations, which consist primarily of, without limitation, employee related expenses, product development activities conducted by third parties, research materials and lab supplies, facility related expenses including rent and maintenance, costs associated with preclinical studies, patent related costs, costs of regulatory and public company compliance, insurance costs, audit costs, consultants and legal fees. Additionally, we currently utilize third-party contract CROs to assist with our clinical development activities. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses to engage third-party contract CMOs to carry out our clinical manufacturing activities as we do not yet have a commercial organization, and incur significant expenses related to developing our internal commercialization capability to support product sales, marketing and distribution. The Company’s current working capital resources, which include amounts received pursuant to the February 2022 underwritten public offering described below are sufficient to fund these material cash requirements for the next twelve months.

We expect to finance our future cash needs through public or private equity offerings, debt financings, or business development transactions. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently. Our ability finance our future cash need through equity offerings may be limited by our amount of authorized and unissued share. As of the date of filing of this Annual Report on Form 10-K, the Company does not have sufficient unreserved, authorized shares to secure an equity investment of sufficient amount, based on the Company’s currently traded price per share. The Company intends to seek shareholder approval for an increase in authorized shares to remedy the insufficiency of unreserved authorized shares. There can be no assurances given as to shareholder approval of an increase in authorized shares.

Furthermore, on February 18, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 5, 2022, through February 17, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 17, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

While the letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market, a failure to cure this deficiency would result in a delisting from the Nasdaq, which would result in significantly increased uncertainty as to the Company’s ability to raise capital required to fund its material cash requirements.

February 2022 underwritten public offering

On February 11, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in a firm commitment offering, 20,000,000 shares of the Company’s common stock, $0.01 par value per share, and accompanying warrants to purchase up to an aggregate of 20,000,000 shares of its common stock, as well as up to 3,000,000 additional shares of common stock and/or warrants to purchase an aggregate of up to 3,000,000 shares of its common stock that may be purchased by the Underwriter pursuant to a 45-day option granted to the Underwriter by the Company (the “Offering”). Each share of common stock is being sold together with a common warrant to purchase one share of common stock, at an exercise price of $0.55 per share. Such common warrants are immediately exercisable and will expire five years from the date of issuance. The combined public offering price of each share of common stock and accompanying common warrant sold in the Offering was $0.50. On February 14, 2022, the Underwriter exercised its option to purchase warrants to purchase up to 3,000,000 additional shares of the Company’s common stock.

All the securities being sold in the offering were offered by Enveric. At closing, Enveric received net proceeds from the offering of approximately $9.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this offering for working capital and to fund other general corporate purposes.

This offering was made pursuant to an effective shelf registration statement on Form S-3 (No. 333-257690) previously filed with the U.S. Securities and Exchange Commission (the “SEC”) that was declared effective by the SEC on July 9, 2021, and to a prospectus supplement and accompanying prospectus. The final prospectus supplement and accompanying prospectus relating to the offering were filed with the SEC and are available on the SEC’s website located at http://www.sec.gov.

Warrant exercises during the year ended December 31, 2021

During the year ended December 31, 2021, the Company received aggregate proceeds of $3,285,171 pursuant to the exercise of cash warrants with an aggregate of 2,643,047 shares of Common Stock being issued.

Amalgamation with MagicMed

On May 24, 2021, the Company entered into the Amalgamation Agreement with Holdco and Purchaser and MagicMed, pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), Amalco will be an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021.

At the Effective Time, holders of the MagicMed Shares received such number of shares of Company Shares representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,217 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

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

The Amalgamation Agreement contained representations and warranties, closing deliveries and indemnification provisions customary for a transaction of this nature. The closing of the Amalgamation was conditioned upon, among other things, (i) the Share Consideration being approved for listing on Nasdaq, (ii) the effectiveness of a Registration Statement on Form S-4 registering the Share Consideration (the “S-4 Registration Statement”) and (iii) the approval (a) of the MagicMed stockholders of the Amalgamation and (b) of the Company’s stockholders of each of the Amalgamation and the issuance of the Share Consideration in the Amalgamation. The closing of the Amalgamation occurred on September 16, 2021. This transaction was cash accretive to the Company, with an aggregate of $3,055,328 in cash being included in the net assets acquired.

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

Registered Direct and Public Offerings

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

On February 15, 2022, the Company completed a public offering of 20,000,000 shares of Common Stock and warrants to purchase up to 20,000,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, Enveric granted the underwriter a 45-day option to purchase up to an additional 3,000,000 shares of common stock and/or warrants to purchase up to an additional 3,000,000 shares of common stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 3,000,000 shares of common stock.

All the securities being sold in the offering were offered by Enveric. At closing, Enveric received net proceeds from the offering of approximately $9.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this offering for working capital and to fund other general corporate purposes.

This offering was made pursuant to an effective shelf registration statement on Form S-3 (No. 333-257690) previously filed with the U.S. Securities and Exchange Commission (the “SEC”) that was declared effective by the SEC on July 9, 2021, and to a prospectus supplement and accompanying prospectus.

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

Cash Flows for the Years Ended December 31, 2021 and 2020

The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(11,457,671)	$(3,888,785)
Net cash provided by (used in) investing activities	2,190,609	(44,143)
Net cash provided by financing activities	24,899,659	5,531,270
Effect of foreign exchange rate on cash	144,942	(63,596)
Net increase in cash	$15,777,539	$1,534,746

Operating Activities

Net cash used in operating activities was $11,457,671 during the year ended December 31, 2021, which consisted primarily of a net loss of $48,976,896 and non-cash income related to change in fair value of warrant liability of $9,327,326, and non-cash income tax benefits of $7,454,805, offset by adjustments to reconcile net loss to cash used in operating activities, which include, without limitation, impairment of intangible assets of $38,678,918, stock and options based compensation of $12,597,001, amortization of intangible assets of $643,333 and inducement expense of $1,125,291 and changes in operating assets consisting of decreases in prepaid expenses and other current assets of $826,837 and increases in accounts payable and accrued liabilities of $383,199.

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

Investing Activities

Net cash provided by investing activities was $2,190,609 during the year ended December 31, 2021, which consisted of $3,055,328 in cash provided by the cash accretive acquisition of MagicMed, offset by $675,000 in cash used for the purchase of a license agreement and $189,719 cash used in equipment purchases.

Net cash used in investing activities was $44,143 during the year ended December 31, 2020, which consisted of the acquisition of intellectual property from Tikkun Pharma.

Financing Activities

Net cash provided by financing activities was $24,899,659 during the year ended December 31, 2021, which consisted of $21,614,488 in cash provided from the sales of common stock and $3,285,171 in cash provided by the exercise of cash warrants.

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

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial conditions or results of operations.

We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. There have been no changes to estimates during the periods presented in the filing. Historically, changes in management estimates have not been material.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Our most significant estimates include impairment charges to intangible assets and goodwill, measurement of stock-based compensation expenses and the valuation of warrant derivative liabilities. Actual results could differ from these estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements, other than those disclosed below.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. As a result, the Company adopted ASU 2021-04 effective January 1, 2022. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2021, the Company had greater than $250,000 at US or Canadian financial institutions.

Foreign Currency Risk

From inception through December 31, 2021, the reporting currency of the Company is the United States dollar while the functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

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

Pursuant to the January 2021 Purchase Agreement, in a concurrent private placement (the “January 2021 Private Placement”) that also closed on January 14, 2021, the Company issued to the Subsequent Investors, unregistered warrants to purchase up to 1,666,019 shares of Common Stock (the “January 2021 Warrants”). The January 2021 Warrants are exercisable immediately upon issuance and terminate five years following issuance and are exercisable at an exercise price of $4.9519 per share, subject to adjustment as set forth therein. A holder of January 2021 Warrants will not have the right to exercise any portion of its January 2021 Warrants if the holder, together with its affiliates, would beneficially own in excess of the Beneficial Ownership Limitation; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%.

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

February 2022 underwritten public offering

On February 15, 2022, the Company completed a public offering of 20,000,000 shares of Common Stock and warrants to purchase up to 20,000,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, Enveric granted the underwriter a 45-day option to purchase up to an additional 3,000,000 shares of common stock and/or warrants to purchase up to an additional 3,000,000 shares of common stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 3,000,000 shares of common stock.

All the securities being sold in the offering were offered by Enveric. At closing, Enveric received net proceeds from the offering of approximately $9.2 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company intends to use the net proceeds from this offering for working capital and to fund other general corporate purposes.

This offering was made pursuant to an effective shelf registration statement on Form S-3 (No. 333-257690) previously filed with the U.S. Securities and Exchange Commission (the “SEC”) that was declared effective by the SEC on July 9, 2021, and to a prospectus supplement and accompanying prospectus. The final prospectus supplement and accompanying prospectus relating to the offering were filed with the SEC and are available on the SEC’s website located at http://www.sec.gov.

Nasdaq Bid Price Minimum

On February 18, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 5, 2021, through February 17, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 17, 2022, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The letter further provided that if, at any time during the 180-day period, the closing bid price of the Company’s common stock was at least $1.00 for a minimum of 10 consecutive business days, Nasdaq would provide the Company with written confirmation that it had achieved compliance with the minimum bid price requirement.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (“COSO”). Based on that evaluation, and as disclosed in Management’s Annual Report on Internal Controls Over Financial Reporting, below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act), due to a material weakness in internal controls, were not effective as December 31, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses described below.

A material weakness in internal control over financial reporting is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

●	We were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, including testing of such controls that is consistent with our current personnel and available resources;

●	We failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components;

●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, the Company was in the process of remediating its material weaknesses and to designing an effective internal control environment, with its remediation efforts detailed below.

Remediation efforts to address material weaknesses in internal controls

●	We have engaged third party subject matter experts to assist in the design, documentation and testing protocols for an internal control environment meeting those requirements and criteria established in the COSO 2013 Internal Control Integrated Framework;

●	We have engaged information technology experts to design and implement a secure, cloud based, server and IT environment with controlled access, monitoring, help desk and a user training protocol;

●	We have installed and implemented third party software that provides improved control, approvals and segregation of duties over the purchase to pay operation cycle;

●	We have engaged third party subject matter experts to provide independent supervision of accounting staff, transaction processing, reconciliations and financial statement preparation, resulting in improved segregation of duties;

●	We have engaged third party subject matter experts to assist in the financial reporting function, with such activities, including, without limitation, preparation, review and reconciliation of financial reports, research of technical accounting issues/transactions, performing various checklists to ensure compliance with GAAP and SEC requirements, with all such activities resulting in improved segregation of duties and standards of control over the accuracy and completeness of financial reports.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)	Term of Office
Executive Officers and Directors
David Johnson	64	Executive Chairman	Since September 2021
Joseph Tucker, PhD	53	Chief Executive Officer and Director	Since September 2021
Avani Kanubaddi	50	President and Chief Operating Officer	Since December 2020
Dr. Bob Dagher	53	Chief Medical Officer	Since December 2021
Peter Facchini, PhD	58	Chief Innovation Officer	Since September 2021
Carter Ward	57	Chief Financial Officer	Since May 2021

Non-Employee Directors
George Kegler	66	Director and Chair of the Audit Committee	Since December 2020
Dr. Douglas Lind	62	Director	Since March 2021
Sol Mayer	68	Director and Chair of the Nominating and Corporate Governance Committee	Since December 2020
Dr. Marcus Schabacker	58	Director and Chair of the Compensation Committee	Since December 2020
Brad Thompson, PhD	65	Director	Since September 2021

Executive Officers and Directors

David Johnson has served as our Executive Chairman since September 2021. Previously, since December 2020, Mr. Johnson served as Chairman and Chief Executive Officer of Enveric. Mr. Johnson also has served on the board of directors and as the Chief Executive Officer of Aquamed Technologies, Inc. since April 2019. Mr. Johnson formerly served on the board of directors and as the President and Chief Executive Officer of Alliqua BioMedical, Inc. from November 2012 until April 2019. Mr. Johnson was formerly President of the ConvaTec Division of Bristol-Myers Squibb, Inc. until 2008 when he orchestrated a sale of the division from its pharmaceutical parent to Avista Capital Partners and Nordic Capital in a deal valued at $4.1 billion. Concurrently, he acquired and integrated the assets of Copenhagen-based Unomedical to expand ConvaTec Inc.’s manufacturing and infrastructure into Europe. From 2008 through 2012, Mr. Johnson served as the Chief Executive Officer of ConvaTec Inc. Prior to his tenure with ConvaTec Inc., Mr. Johnson held several senior positions in the U.S., Europe and Canada with Zimmer Inc., Fisher Scientific, and Baxter Corporation. He served as a member of ConvaTec Inc.’s board of directors and the board of the Advanced Medical Technology Association (AdvaMed), where he chaired the Global Wound Sector Team for four years. Mr. Johnson received an Undergraduate Business Degree in Marketing from the Northern Alberta Institute of Technology in Edmonton, Alberta, Canada, completed the INSEAD Advanced Management Program in Fontainbleau, France, and is a fellow from the Wharton School of the University of Pennsylvania. Mr. Johnson’s extensive experience in the pharmaceutical and biotechnology fields, as well as his executive leadership experience, make him an asset that will serve as a bridge between the board of directors and our executive officers.

Dr. Joseph. Tucker is a seasoned executive who has built several publicly traded biotechnology companies. Prior to joining Enveric, Dr. Tucker was the Chief Executive Officer, President and Director of MagicMed Industries, from its founding in May 2020 to September 2021. Dr. Tucker was the Executive Chairman of Willow Biosciences Inc. from March 2014 to March 2020. Dr. Tucker was a founder and Chief Executive Officer of Stem Cell Therapeutics, which he took public on the TSX (TSX: SSS). Trillium Therapeutics (Nasdaq: TRIL, TSX: TRIL) acquired Stem Cell Therapeutics in 2013. Dr. Tucker has also held the position of Co-Founder and Chief Executive Officer of Epimeron Inc., a University of Calgary start-up acquired in the creation of Willow Biosciences Inc. (TSX: WLLW). At Willow, Dr. Tucker served as Executive Chairman and Chief Operating Officer. Prior to founding companies, Dr. Tucker was a healthcare analyst with two investment banks and has also worked in technology commercialization for a university technology transfer office. Dr. Tucker received his Ph.D. in Biochemistry and Molecular Biology from the University of Calgary.

Avani Kanubaddi has served as our President since October 2021 and Chief Operating Officer since December 30, 2020. Mr. Kanubaddi is an entrepreneur and business leader who has a passion for health and healing. From September 2019 through December 2020, Mr. Kanubaddi was the President & Chief Operating Officer of NEXGEL, Inc. (“NEXGEL”), an FDA registered, ISO certified advanced hydrogel manufacturer serving the OTC, cosmetic and medical device markets around the world. At NEXGEL, Mr. Kanubaddi led the rebranding, repositioning and overall strategy for the company to accelerate growth and drive innovation. This included rebranding the company as NEXGEL, branding the company’s unique hydrogels, developing a robust white label catalog, architecting an innovation engine to fill the pipeline with new concepts and guiding the company’s first-ever branded product launches. In addition to NEXGEL, since August 2018, Mr. Kanubaddi has also served as the Senior Partner at IQ/EQ Brand Strategy, where he assists companies in developing “go to market” strategies, branding and naming exercises and new product innovation for consumer, medical device and prescription companies. Prior to his consulting career, from February 2007 to September 2019, Mr. Kanubaddi was the Founder and Chief Executive Officer of Welmedix Healthcare, where he developed innovative skin and wound care solutions to improve health and healing with an eye towards whole person wellness. During his tenure, he led the company to develop three unique brands with patented solutions, gaining distribution in over 20,000 retail outlets, including Walmart, Walgreens, CVS and others. After building some of the fastest growing brands in their respective categories, Welmedix sold its leading brands to a private-equity backed healthcare company. Before his entrepreneurial venture, Mr. Kanubaddi began his 25+ year career in the healthcare industry at two leading companies – Wyeth (now Pfizer) and Bristol Myers Squibb’s ConvaTec Division. While working with market leading brands like Centrum, Advil and Chapstick; medical devices and hospital businesses including Aloe Vesta, DuoDerm and Sur-Fit Natura, Mr. Kanubaddi held positions of increasing responsibility across the functional areas of brand management, sales, new product development and new ventures. Mr. Kanubaddi holds an MBA from Columbia Business School and BS in Marketing from Miami University. Mr. Kanubaddi also served on the Board of Directors for the Consumer Healthcare Products Association (CHPA), the leading industry trade group for consumer healthcare in the United States.

Dr. Bob Dagher has served as our Chief Medical Officer since December 2021. Dr. Dagher has over twenty years of experience in clinical development in the pharmaceutical industry and ~~as~~ a past board-certified physician from the American Board of neurology and psychiatry. He has an extensive therapeutic background concentrated in the neuroscience space which includes a focus on psychotic, affective and anxiety disorders, as well as neuroimmunology, neurodegeneration and movement disorders. Furthermore, Dr. Dagher has supported and driven successful drug development programs from preclinical stages through Phase 4 clinical trials. Following his early experience treating patients in academic and private practice settings, Dr. Dagher started his career in the pharmaceutical industry at GlaxoSmithKline, followed by Sanofi/Genzyme working on neurology, psychiatry, and urology indications. Prior to joining Enveric, Dr. Dagher served as the Chief Medical Officer at WCG MedAvante-ProPhase from December 2019 to December 2021 and Cadent Therapeutics from January 2018 to June 2019. Prior to that, he was Senior Medical Director at LabCorp-Covance from October 2013 to January 2018. In both these organizations, he Dr. Dagher helped forge and develop compelling scientific solutions to match industry challenges and developed innovative programs targeting movement and cognitive disorders. Dr. Dagher brings extensive experience working in the pharmaceutical industry with a focus and passion for drug development for neurological and mental health indications.

Dr. Peter Facchini has served as our Chief Innovation Officer since joining the Company in September 2021. Dr. Facchini has been a Professor of Plant Biochemistry in the Department of Biological Sciences at the University of Calgary since 1995, during which he held the Canada Research Chair in Plant Metabolic Processes Biotechnology, was a Parex Resources Innovation Fellow, and received the 2021 Faculty of Science Innovation Excellence Award. Dr. Facchini co-founded and was the Chief Scientific Officer of Willow Biosciences Inc. and Epimeron Inc. Dr. Facchini was the Chief Scientific Officer at MagicMed Industries Inc. from May 2020 to September 2021. Prior to that, Dr. Facchini was the Chief Scientific Officer of Willow Biosciences from 2014 to 2020. Dr. Facchini has published over 165 scientific papers and co-invented over 45 patents. Dr. Facchini is an international leader in the biochemistry and biotechnology fields of natural product metabolism.

Carter J. Ward has served as our Chief Financial Officer since joining the Company in May 2021. Mr. Ward has over 30 years of extensive public company leadership experience in life sciences, SEC reporting and the capital markets. As a hands-on financial leader who started his career at KPMG, Mr. Ward successfully negotiated and executed capital raises, developed strategic initiatives, created financial models and led financial reporting efforts. Before joining Enveric, from 2009 to 2021, Mr. Ward served as CFO at Elite Pharmaceuticals, a company that develops and manufactures oral, controlled-release products. Prior to that, Mr. Ward worked on the finance and supply chain team at Actavis USA, the U.S. subsidiary of European-based Actavis Group. Additionally, Mr. Ward worked at Centennial Communications, and internationally at Ceejay Healthcare in India and Petro Pharma in Singapore. Mr. Ward is a New York State Certified Public Accountant (CPA) and Certified Supply Chain Professional (CSCP). He obtained his Bachelor of Science degree in accounting from Long Island University in Brooklyn, N.Y, graduating summa cum laude.

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

Dr. Douglas Lind has served as a non-employee director of the Company since March 17, 2021. Dr. Lind is a co-founder and Managing Partner, since 2013 at Biomark Capital, a Greenwich, CT-based healthcare venture firm. There, his investment focus has included cellular therapy, medical imaging, peripheral vascular disease, and oncology. Dr. Lind has more than 30 years of experience in a variety of life science related professions, ranging from former practicing physician to senior Wall Street equity research analyst at Morgan Stanley. Dr. Lind is a graduate of the University of Iowa, College of Medicine. He was a practicing physician in Brookline, Massachusetts. He served as an attending physician at St. Elizabeth’s Hospital in Boston, a major teaching affiliate of Tufts University School of Medicine, where he completed his residency training in Internal Medicine.

Sol Mayer has served as a non-employee director of the Company since December 30, 2020. Mr. Mayer has served as a member of the board of directors of DropCar, Inc (Nasdaq: DCAR) from 2018 through May of 2020. He has served as President and Chief Executive Officer of Mooney Aviation Company, a private company that manufactures four-place, single-engine and piston-powered aircraft, since 1999. He was a member of the board of directors of Microbot Medical, Inc (Nasdaq: MBOT) from 2014-2017. Prior to that time, he held the position of Chief Executive Officer of, Overseas Trading, a department store wholesaler. Mr. Mayer currently serves as a director of Laniado Hospital, a voluntary, not-for-profit hospital in Netanya, Israel, as well as a director of several private companies. He previously served as a consultant to and director of each of Innovative Food Holdings, a provider of sourcing, preparation and delivery of specialty/fresh food for both professional chefs and consumers, and BlastGard International Inc., which manufactures and markets proprietary blast mitigation materials, in each case, from 2002 until 2016. Since 1992, Mr. Mayer has also been a member of the board and since 2021 a member of the presidium of Chai Lifeline Camp Simcha, an organization dedicated to the support of children with cancer or other life- threatening diseases.

Dr. Marcus Schabacker, PhD has served as a non-employee director of the Company since December 30, 2020. Since January 2018, Dr. Schabacker has served as president and chief executive officer of the ECRI Institute, a non-profit organization with 500 employees and an operating budget of $80 million focusing on advancing evidenced-based, effective healthcare globally. Prior to joining ECRI, Dr. Schabacker worked at Baxter Healthcare Corporation, serving as corporate vice president and chief scientific officer from July 2015 to May 2017, chairman of the executive quality council from March 2014 to May 2017, Chief Scientific Officer, Medical Products from July 2014 to July 2015, and Vice President, R&D, Medical Products from March 2011 to July 2014. During his clinical years, and his time as an industry thought leader, Dr. Schabacker was focused on patient safety and enhancing patient care. For over a decade Dr. Schabacker has served on numerous boards of small and midsize companies and organizations, providing management with guidance and expertise to strategically accelerate growth and to build successful and sustainable high performing management teams.

Dr. Brad Thompson, PhD has served as a non-employee director of the Company since September 2021. Dr. Thompson is an experienced biotechnology company founder and executive with 40 years’ experience in the public markets sector. Dr. Thompson is an experienced biotechnology company founder and company executive. Since December 2016, he has been the Chief Executive Officer of Kickshaw Ventures Inc. Prior to that, from 1999 to 2016, Dr. Thompson served as the Chairman, CEO and President of Oncolytics Biotech (Nasdaq: ONCY). He has served as Chairman, Director and Audit Committee member on a number of other public company (Nasdaq: TSX, CDNX) boards of directors, and private company boards and industry groups (including Chairman and Chairman Emeritus of BIOTECanada). Dr. Thompson earned his BSc in Microbiology at the University of Alberta in 1978 and his Ph.D. from the University of Western Ontario in the Department of Microbiology and Immunology in 1981.

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

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2021, except for the following reporting persons:

●	One Form 3 was filed late for Mr. Carter Ward with respect to his appointment as Chief Financial Officer.

●	One Form 3 was filed late for Dr. Facchini with respect to his appointment as an officer. One Form 4 was filed late for Dr. Facchini with respect to one transaction.

●	One Form 4 was filed late form Dr. Joseph Tucker with respect to one transaction.

●	One Form 4 was filed late for Mr. Bradley Thompson with respect to one transaction.

●	One Form 3 was filed late for Mr. Douglas Lind with respect to his appointment to the Board. One Form 4 was filed late for Mr. Lind with respect to one transaction.

Several of the late reports were initial reports of ownership related to the new appointees, due to the time delays incurred in obtaining individual SEC EDGAR codes required to make the required filings. None of these cases involved purchase or sale, but rather non-market transactions such as a grant or exercise of stock options.

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

Board Composition

Our Amended and Restated Certificate of Incorporation and Bylaws provide that our board will consist of such number of directors as determined from time to time by resolution adopted by our Board. The size of our board is currently fixed at seven (7) directors. Subject to any rights applicable to any then-outstanding shares of preferred stock, any vacancies or newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority of the directors then in office. Stockholders vote to elect directors with a term then expiring each year at our annual meeting.

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

Board Committees, Meetings and Attendance

During the year ended December 31, 2021, the Board held 14 meetings and acted by written consent on seven occasions. We expect our directors to attend board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders.

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

The following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Joseph Tucker
David Johnson
George Kegler	Chairman	X	X
Dr. Douglas Lind	X
Sol Mayer		X	Chairman
Dr. Marcus Schabacker		Chairman	X
Brad Thompson, PhD	X

Audit Committee

The Audit Committee provides assistance to the Board in fulfilling the Board’s responsibility to the Company’s stockholders relating to the Company’s accounting and financial reporting practices and system of internal control, the audit process, the quality and integrity of the Company’s financial reporting, and the Company’s process for monitoring compliance with laws and regulations and its code of conduct.

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

As of March 29, 2022, the members of our Audit Committee were George Kegler (chairman), Dr. Douglas Lind, and Dr. Bradley Thompson. Our Board has determined that Mr. Kegler, Dr. Lind and Dr. Thompson are independent in accordance with Nasdaq Rules and Rule 10A-3 under the Exchange. Our Board has also reviewed the education, experience, and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Mr. Kegler qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee met four times during the year ended December 31, 2021.

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

As of March 29, 2022, the members of our Compensation Committee were Dr. Marcus Schabacker (chairman), Sol Mayer and George Kegler. Our Board has determined that Dr. Schabacker, Mr. Mayer and Mr. Kegler are independent in accordance with Nasdaq Rules. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee met one time during the year ended December 31, 2021 and acted by written consent on one occasion.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters:

●	evaluating the current composition, organization and governance of the board and its committees, and making recommendations for changes thereto;

●	reviewing each director and nominee annually;

●	determining desired board member skills and attributes and conducting searches for prospective members accordingly;

●	evaluating nominees, and making recommendations to the Board concerning the appointment of directors to board committees, the selection of board committee chairs, proposal of the slate of directors for election to the board, and the termination of membership of individual directors in accordance with the board’s governance principles;

●	overseeing the process of succession planning for the chief executive officer and as warranted, other senior officers of the Company;

●	developing, adopting, and overseeing the implementation of a code of business conduct and ethics; and

●	administering the annual board performance evaluation process.

As of March 29, 2022, the members of our Compensation Committee were Sol Mayer (chairman), Dr. Marcus Schabacker and George Kegler. The Nominating and Corporate Governance Committee met one time during the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth total compensation paid to the named executive officers for the years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary		Bonus		Stock(1)		Total
David Johnson(2)	2021	250,000		168,750	(3)	6,469,066	(4)	6,887,816
Executive Chairman	2020	—		200,000	(3)	—		200,000

Joseph Tucker(5)	2021	92,083		159,063	(7)	2,226,992	(8)	2,478,138
Chief Executive Officer	2020	—		—		—		—

Avani Kanubaddi(9)	2021	302,500		144,570	(6)	3,789,523	(10)	4,236,593
President and Chief Operating Officer	2020	—		60,000		—		60,000

Dr. Peter Facchini(11)	2021	68,269	(12)	69,429	(13)	1,566,910	(14)	1,704,608
Chief Innovation Officer	2020	—		—		—		—

Dr. Robert Wilkins(15)	2021	186,211		—		1,541,180	(16)	1,727,391
Former Chief Medical Officer	2020	—		—		—		—

(1)	Stock compensation consists of Restricted Stock Unit Award (“RSU’s”) and Restricted Stock Awards (“RSA’s”). RSU’s and RSA’s may contain vesting conditions that include, without limitation, continued employment or engagement with the Company, achievement of defined stock price levels or achievement of defined performance milestones, termination of the employee without cause, resignation of the employee for good cause or change in control. Please also note there are no assurances that such vesting conditions will be met and accordingly there are no assurances that any unvested RSU’s or RSA’s will become vested prior to being forfeited on the expiration date defined in the relevant award agreements. Furthermore, RSU’s require that the recipient’s employment with the Company be terminated, or that a change of control occur, as a prerequisite of conversion of vested restricted stock units into shares of Common Stock. RSA’s have no such condition of termination or change of control as a prerequisite of conversion of vested restricted stock awards into shares of Common Stock.

(2)

Mr. Johnson was appointed Chairman and Chief Executive Officer on December 30, 2020.

Mr. Johnson resigned as Chief Executive Officer and was appointed Executive Chairman of the Board of Directors on September 16, 2021.

(3)	Mr. Johnson’s bonus for 2021 was paid in February 2022. Mr. Johnson’s bonus for 2020 was paid in two increments of $100,000 each in December 2020 and in February of 2021.

(4)	Mr. Johnson’s stock compensation consists of an aggregate of 1,347,722 RSU’s valued at $6,469,066, with such valuation being based on the Company’s closing price per share of $4.80 on the grant date of such RSU’s. As of December 31, 2021, all of these RSU’s are vested. Mr. Johnson’s stock compensation excludes an aggregate of 21,277 RSU’s, with a grant date value of $102,130, due to such RSU’s being forfeited due to non-achievement of specific performance milestones.

(5)	Dr. Tucker was appointed Chief Executive Officer on September 16, 2021.

(6)	Bonus for 2021 was paid in February 2022.

(7)	Bonus consists of $100,000 paid in September 2021 and $59,063 attributable to 2021 paid in February 2022.

(8)	Dr. Tucker’s stock compensation consists of an aggregate of 818,747 RSU’s, valued at $2,226,992, with such valuation being based on the Company’s closing price per share of $2.72 on the RSU grant date. All of these RSU’s are unvested as of December 31, 2021, with no assurances of these RSU’s vesting in the future.

(9)	Mr. Kanubaddi served as Chief Operating Officer from December 30, 2020 through September 30, 2021. Mr. Kanubaddi was appointed President on October 1, 2021.

(10)	Mr. Kanubaddi’s stock compensation consists of an aggregate of 789,484 RSU’s, valued at $3,789,523, with such valuation being based on the Company’s closing price per share of $4.80 on the RSU grant date. All of these RSU’s are vested.

(11)	Dr. Facchini has served as Chief Innovation Officer since September 16, 2021.

(12)	Salaries and bonus paid in Canadian Dollars and translated to United States Dollars equivalent.

(13)	Bonus consists of $40,390 paid in September 2021 and $29,039 attributable to 2021 paid in February 2022.

(14)	Dr. Facchini’s stock compensation consists of an aggregate of 576,070 RSU’s, valued at $1,556,910, with such valuation being based on the Company’s closing price per share of $2.72 on the RSU grant date. All of these RSU’s are unvested as of December 31, 2021, with no assurances of these RSU’s vesting in the future.

(15)	Dr. Wilkins served as Chief Medical Officer from December 30, 2020 to November 30, 2021.

(16)	Dr. Wilkins’ stock compensation consists of an aggregate of 526,000 RSU’s, valued at $1,541,180, with such valuation being based on the Company’s closing price per share of $2.93 on the RSU grant date. 175,333 of these RSU’s are vested, with Common Shares to be issued during June 2022. The remaining 350,667 RSU’s were unvested and forfeited upon Dr. Wilkins’ resignation.

Narrative Disclosure to Summary Compensation Table

Prior to the completion of the Offer, and in connection with the execution of that certain Amalgamation Agreement, dated January 10, 2020, by and among the Company (f/k/a Ameri), Jay Pharma, Jay Pharma Merger Sub, Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Company representative, which predates the Tender Agreement related to the Offer (the “Tender Agreement”), Jay Pharma entered into an employment agreement with Mr. Johnson, whereby Mr. Johnson would serve as the Chief Executive Officer and Chairman of the Company upon the completion of the Offer (the “Johnson Employment Agreement”).

Johnson Employment Agreement

Pursuant to the Johnson Employment Agreement, dated January 10, 2020, Mr. Johnson served in the position of Chief Executive Officer and Chairman of the Company following the completion of the Offer. Mr. Johnson was entitled to a base salary of $250,000 and an annual bonus in the amount of $100,000 (provided, however, that if Mr. Johnson’s position was changed such that he no longer serves as Chief Executive Officer and only serves as Chairman of the Company, he would only be entitled to a base salary of $100,000 beginning with the first day of the month following such change). Mr. Johnson was also eligible to receive annual performance bonuses based on satisfaction of performance criteria/financial results, as determined by the board of directors of the Company in its sole discretion. Within 30 days after the completion of the Offer, Mr. Johnson was granted an award of restricted stock units that represent, in the aggregate, 5% of the Company’s issued and outstanding common stock determined on a fully diluted basis as of the date of grant. Mr. Johnson was eligible to receive additional equity awards, as determined by the Company in its sole discretion.

Under the terms of the Johnson Employment Agreement, Mr. Johnson’s employment may have been terminated by either the Company or Mr. Johnson at any time and for any reason with 30 days’ advance written notice. Upon termination of Mr. Johnson’s employment, Mr. Johnson would have received (i) his fully earned but unpaid base salary through the date of termination, (ii) any accrued and unpaid time off or similar pay to which Mr. Johnson was entitled as a matter of law or Company policy, (iii) any amounts due to Mr. Johnson under the terms of the benefit plans, and (iv) any unreimbursed expenses properly incurred prior to the date of termination (the “Johnson Accrued Obligations”).

If the Company terminated Mr. Johnson’s employment for cause or Mr. Johnson resigns without good reason (as defined below), the Company, at its sole discretion, may have shortened the notice period and determine the date of termination without any obligation to pay any additional compensation other than the Johnson Accrued Obligations and without triggering a termination of Mr. Johnson’s employment without cause. If the Company terminated Mr. Johnson’s employment without cause or Mr. Johnson resigned for good reason at any time, Mr. Johnson would have been entitled to the following severance payments and benefits: (i) his full annual base salary less applicable deductions and withholdings; plus (ii) any earned but unpaid annual bonus and performance bonus, if any, for the year of the termination.

The Johnson Employment Agreement also contained certain standard non-solicitation, non-disparagement and confidentiality requirements for Mr. Johnson.

As of December 31, 2021, Mr. Johnson has been awarded an aggregate of 1,347,722 RSU’s, all of which are vested. Mr. Johnson will be eligible to convert these vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either his termination of employment with the Company, or in the event of a change in control, and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Tucker Employment Agreement

On May 24, 2021, Dr. Joseph Tucker entered into an employment agreement (the “Tucker Employment Agreement”) with the Company pursuant to which he will become the Company’s Chief Executive Officer, effective as of the September 16, 2021 closing date of the Amalgamation (the “Tucker Effective Date”).

Pursuant to the Tucker Employment Agreement, Dr. Tucker receives a base salary of $350,000 annually (“Tucker Base Salary”). Dr. Tucker also received, upon entering into the Tucker Employment Agreement, a one-time signing bonus of $100,000 and 68,747 RSUs, of which half are subject to time-based vesting and the other half subject to performance-based vesting. Pursuant to the Tucker Employment Agreement, upon entering into the agreement, Dr. Tucker also received an initial equity compensation received grant of 750,000 RSUs, of which half are subject to time-based vesting and the other half subject to performance-based vesting. The RSUs are subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan. The Tucker time-based RSUs vest in quarters on each of the first four anniversaries of the Tucker Effective Date, and the Tucker performance-based RSUs shall vest based on the achievement of performance milestones established by the Company.

Beginning in calendar year 2022, Dr. Tucker became eligible to receive annual performance bonuses of up to 75% of the Tucker Base Salary, as determined from time to time by the Company’s board of directors.

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

As of December 31, 2021, Dr. Tucker has been awarded an aggregate of 818,747 RSU’s, with all being unvested. Vesting conditions include, without limitation, continued employment or engagement with the Company, achievement of defined stock price levels, termination of the employee without cause, resignation of the employee for good cause or change in control and there can be no assurances of any of these vesting conditions being achieved and accordingly no assurances of any of these RSU’s vesting. Furthermore, in the event that any or all of these RSU’s do vest, Dr. Tucker will be eligible to convert any vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either his termination of employment with the Company or in the event of a change in control and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Kanubaddi Employment Agreement

Prior to the completion of the Offer, and contingent and effective upon the completion of the Offer, the Company entered into an employment agreement with Mr. Kanubaddi (the “Kanubaddi Employment Agreement”). Pursuant to the Kanubaddi Employment Agreement, dated December 2, 2020, Mr. Kanubaddi serves in the position of Chief Operating Officer. Mr. Kanubaddi is entitled to a base salary of $295,000 and a closing bonus in the amount of $60,000. Mr. Kanubaddi is also eligible to receive annual performance bonuses of up to 50% of his base salary based on satisfaction of performance criteria/financial results, as determined by the board of directors of the Company in its sole discretion. Within 30 days after the completion of the Offer, Mr. Kanubaddi was granted an award of restricted stock units that represent, in the aggregate, 3% of the Company’s issued and outstanding common stock determined on a fully diluted basis as of the date of grant. Mr. Kanubaddi is also eligible to receive additional equity awards, as determined by the Company in its sole discretion.

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

If the Company terminates Mr. Kanubaddi’s employment for cause or Mr. Kanubaddi resigns without good reason (as defined below), the Company, at its sole discretion, may shorten the notice period and determine the date of termination without any obligation to pay any additional compensation other than the Kanubaddi Accrued Obligations and without triggering a termination of Mr. Kanubaddi’s employment without cause. If the Company terminates Mr. Kanubaddi’s employment without cause or Mr. Kanubaddi resigns for good reason at any time, Mr. Kanubaddi is entitled to the following severance payments and benefits: (i) his full annual base salary less applicable deductions and withholdings; plus (ii) any earned but unpaid performance bonus, if any, for the year of the termination.

The Kanubaddi Employment Agreement also contains certain standard non-solicitation, non-disparagement and confidentiality requirements for Mr. Kanubaddi.

As of December 31, 2021, Mr. Kanubaddi has been awarded an aggregate of 789,484 RSU’s, all of which are vested. Mr. Kanubaddi will be eligible to convert these vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either his termination of employment with the Company, or in the event of a change in control, and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Facchini Employment Agreement

On May 24, 2021, Dr. Peter Facchini entered into an employment agreement (the “Facchini Employment Agreement”) with the Company pursuant to he serves as the Company’s Chief Innovation Officer, effective as of the September 16, 2021 closing date of the Amalgamation (the “Facchini Effective Date”).

Pursuant to the Facchini Employment Agreement, as of the Facchini Effective Date, Dr. Facchini has received a base salary of C$295,000 annually (“Facchini Base Salary”). Dr. Facchini also received a one-time signing bonus of C$50,000 and up to 130,000 RSUs, based on the price of the Company’s shares at the Facchini Effective Date. Half of any such RSUs are subject to time-based vesting, and the remaining half of any such RSUs are subject to performance-based vesting. Beginning in calendar year 2022, Dr. Facchini became eligible to receive annual performance bonuses of up to 50% of the Facchini Base Salary, as determined from time to time by the Company’s board of directors. Additionally, Dr. Facchini received 525,000 RSUs as equity compensation. 262,500 of such RSUs are subject to time-based vesting, and the remaining 262,500 of such RSUs are subject to performance-based vesting. The RSUs are subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan. The RSUs are subject to time-based vesting and shall vest in quarters on each of the first four anniversaries of the Facchini Effective Date, and the RSUs shall vest based on the achievement of performance milestones established by the Company.

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

The Facchini Employment Agreement also contains covenants restricting Dr. Facchini from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Facchini’s employment with ENVB and prohibiting him from disclosure of confidential information regarding the Company at any time.

As of December 31, 2021, Dr. Facchini has been awarded an aggregate of 576,070 RSU’s, with all being unvested. Vesting conditions include, without limitation, continued employment or engagement with the Company, achievement of defined stock price levels, termination of the employee without cause, resignation of the employee for good cause or change in control and there can be no assurances of any of these vesting conditions being achieved and accordingly no assurances of any of these RSU’s vesting. Furthermore, in the event that any or all of these RSU’s do vest, Dr. Facchini will be eligible to convert any vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either his termination of employment with the Company, or in the event of a change in control, and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Wilkins Employment Agreement

On December 22, 2020, Dr. Robert Wilkins entered into an employment agreement (the “Wilkins Employment Agreement”) with the Company pursuant to which he became the Company’s Chief Medical Officer, effective as of the December 30, 2020 (the “Wilkins Effective Date”). Dr. Wilkins resigned from his position with the Company on November 30, 2021.

Pursuant to the Wilkins Employment Agreement, Dr. Wilkins served in the position of Chief Medical Officer of the Company. Dr. Wilkins received a base annual salary of $185,000. Dr. Wilkins was also eligible to receive annual performance bonuses of up to 50% of his base salary based on satisfaction of performance criteria/financial results, as determined by the board of directors of the Company in its sole discretion. The Wilkins Employment Agreement provided for the awarding of 526,000 RSU’s to Dr. Wilkins, with 175,333 of such RSU’s being immediately vested and 350,667 RSU’s vesting upon the achievement of specific volume weighted average prices being achieved by the Company’s Common Stock during specified measurement periods. Dr. Wilkins was also eligible to receive additional equity awards, as determined by the Company in its sole discretion.

The Wilkins Employment Agreement also contains certain standard non-solicitation, non-disparagement and confidentiality requirements for Dr. Wilkins.

Dr. Wilkins resigned from his position with the Company on November 30, 2021. As of the date of his resignation, Dr. Wilkins had been awarded an aggregate of 526,000 RSU’s, with 175,333 of such RSU’s being vested and 350,667 of such RSU’s being unvested, forfeited and cancelled. Dr. Wilkins will be eligible to convert these vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to the date of his resignation, provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

The foregoing descriptions of employment agreements do not purport to be complete and is qualified entirely by reference to the full text of the employment, with the Johnson Employment Agreement, the Tucker Employment Agreement, the Kanubaddi Employment Agreement, the Facchini Employment Agreement and the Wilkins Employment Agreement attached hereto as Exhibits 10.17, 10.35, 10.18, 10.36, and 10.19 respectively, which in each case is incorporated by reference herein.

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

Outstanding Equity Awards at Fiscal Year-End

Name	Vested Restricted Stock Units(1)	Unvested Restricted Stock Units	Vested Stock Options	Total Equity Awards
David Johnson	1,347,722	—		1,347,722
Dr. Joseph Tucker	—	818,747	199,350	1,018,097
Avani Kanubaddi	789,484,	—		789,484
Carter J. Ward	—	525,000		525,000
Dr. Ibrahim “Bob” Dagher	100,000	425,000		525,000
Dr. Peter Facchini	—	576,070	99,675	675,745

(1)	Vested restricted stock units are eligible for conversion into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either the employee’s termination of employment with the Company, or in the event of a change in control, and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Potential Payments Upon Termination of Employment or Change in Control

None of our named executive officers has a contract in place for change in control payments.

The employment agreements of Mr. David Johnson, Dr. Joseph Tucker, Mr. Avani Kanubaddi, and Dr. Peter Facchini include provisions for severance pay equal to twelve months of salary upon termination by the Company without cause, as defined in the employment agreements or termination by the employee for good reason, as defined in the employment agreements.

Each of our named executive officers have also been granted RSU’s which are currently either fully vested or contain conditions providing for vesting upon change of control. Vested RSU’s are eligible for conversion to an equivalent number of shares of Common Stock upon termination of the employee by either the Company without cause, termination by the employee for good reason or an event of change of control, and provided the Company’s compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuances.

Director Compensation

The following table presents the total compensation for each person who served as a member of our board of directors during the fiscal year ended December 31, 2021. Other than set forth in the table and described more follow below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our board of directors in 2021.

Name	Fees earned or paid in cash ($)	Equity awards ($)		Total ($)
George Kegler	38,500	76,594	(1)	115,094
Sol Mayer	34,250	76,594	(2)	110,844
Marcus Schabacker	37,000	76,594	(3)	113,594
Douglas Lind	24,000	32,432	(4)	56,432
Bradley Thompson	8,958	25,000	(5)	33,958

(1)	Consists of RSA’s equivalent to 15,957 shares of Common Stock, valued at $4.80 per share (the closing price per share on the date of the award). As of December 31, 2021, George Kegler had outstanding 15,957 RSA’s.
(2)	Consists of RSA’s equivalent to 15,957 shares of Common Stock, valued at $4.80 per share (the closing price per share on the date of the award). As of December 31, 2021, Sol Mayer had outstanding 15,957 RSA’s.
(3)	Consists of RSA’s equivalent to 15,957 shares of Common Stock, valued at $4.80 per share (the closing price per share on the date of the award). As of December 31, 2021, Marcus Schabacker had outstanding 15,957 RSA’s.
(4)	Consists of RSA’s equivalent to 9,059 shares of Common Stock, valued at $3.58 per share (the closing price per share on the date of the award). As of December 31, 2021, Douglas Lind had outstanding 9,059 RSA’s.
(5)	Consists of RSA’s equivalent to 12,953 shares of Common Stock, valued at $1.93 per share (the closing price per share on the date of the award). As of December 31, 2021, Bradley Thompson had outstanding 12,953 RSA’s.

Incentive Plans

Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan

Purpose. The purpose of the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “2020 Plan”) is to enable us to remain competitive and innovative and aid our ability to attract and retain the services of key employees, key contractors, and non-employee directors. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of our common stock. The 2020 Plan provides flexibility to the Company with regard to its compensation methods in order to adapt the compensation of its key employees, key contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The 2020 Plan was adopted on December 31, 2020 pursuant to the Tender Agreement and was effective as of December 31, 2020 (the “2020 Plan Effective Date”). The 2020 Plan will terminate on the tenth anniversary of the 2020 Plan Effective Date, unless sooner terminated by our board of directors. No award may be made under the 2020 Plan after its termination date, but awards made prior to the termination date may extend beyond that date in accordance with their terms.

Share Authorization. Subject to certain adjustments, as of January 1, 2022, the total number of shares of the Company’s common stock that have been reserved and may be issued pursuant to awards under the Incentive Plan is 2,695,893 shares.

Administration. The 2020 Plan shall be administered by the board of directors of the Company or such committee of the board as it designated by it to administer the 2020 Plan (the “Committee”). At any time that there is no Committee to administer the Plan, any reference to the Committee is a reference to the board of directors of the Company. The Committee will determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the 2020 Plan; establish and revise rules and regulations relating to the 2020 Plan; establish performance goals for awards and certify the extent of their achievement; and make any other determinations that it believes are necessary for the administration of the Plan. The Committee may delegate certain of its duties to one or more officers of the Company as provided in the Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of the Company or any of its subsidiaries, whose judgment, initiative, and efforts contributed to or may be expected to contribute to its successful performance, are eligible to participate in the 2020 Plan.

Stock Options. The Committee may grant either incentive stock options (“ISOs”) qualifying under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonqualified stock options, provided that only employees of the Company and our subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs. Stock options may not be granted with an option price less than 100% of the fair market value of a share of common stock on the date the stock option is granted. If an ISO is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or of any parent or subsidiary), the option price shall be at least 110% of the fair market value of a share of common stock on the date of grant. The Committee will determine the terms of each stock option at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants or registered in their names. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Committee, except that the Committee may not grant stock options with a term exceeding ten (10) years or, in the case of an ISO granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or of any parent or subsidiary), a term exceeding five (5) years.

Recipients of stock options may pay the option price (i) in cash, check, bank draft, or money order payable to the order of the Company; (ii) by delivering to us shares of common stock (included restricted stock) already owned by the participant having a fair market value equal to the aggregate option price and that the participant has not acquired from the Company within six months prior to the exercise date; (iii) by delivering to the Company or its designated agent an executed irrevocable option exercise form, together with irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to the Company, to sell certain of the shares purchased upon the exercise of the option or to pledge such shares to the broker as collateral for a loan from the broker and to deliver to us the amount of sale or loan proceeds necessary to pay the purchase price; (iv) by requesting us to withhold the number of shares otherwise deliverable upon exercise of the stock option by the number of shares having an aggregate fair market value equal to the aggregate option price at the time of exercise (i.e., a cashless net exercise); and (v) by any other form of valid consideration that is acceptable to the Committee in its sole discretion.

Stock Appreciation Rights. The Committee is authorized to grant stock appreciation rights (“SARs”) as a stand-alone award, or freestanding SARs, or in conjunction with options granted under the 2020 Plan, or tandem SARs. SARs entitle a participant to receive an amount equal to the excess of the fair market value of a share of common stock on the date of exercise over the fair market value of a share of Company common stock on the date of grant. The grant price of a SAR cannot be less than 100% of the fair market value of a share of Company common stock on the date of grant. The Committee will determine the terms of each SAR at the time of the grant, including, without limitation, the methods by or forms in which shares will be delivered to participants or registered in their names. The maximum term of each SAR, the times at which each SAR will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following termination of employment or service generally are fixed by the Committee, except that no freestanding SAR may have a term exceeding ten (10) years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR. Distributions to the recipient may be made in common stock, cash, or a combination of both as determined by the Committee.

Restricted Stock and Restricted Stock Units. The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares of Company common stock that may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of, and that may be forfeited in the event of certain terminations of employment or service, prior to the end of a restricted period as specified by the Committee. Restricted stock units are the right to receive shares of common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Committee, which include a substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Committee determines the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made; the number of shares or units to be granted; the price to be paid, if any; the time or times within which the shares covered by such grants will be subject to forfeiture; the time or times at which the restrictions will terminate; and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with the Company, the passage of time, or other restrictions or conditions. Except as otherwise provided in the 2020 Plan or the applicable award agreement, a participant shall have, with respect to shares of restricted stock, all of the rights of a stockholder of the Company holding the class of common stock that is the subject of the restricted stock, including, if applicable, the right to vote the common stock and the right to receive any dividends thereon.

Dividend Equivalent Rights. The Committee is authorized to grant a dividend equivalent right to any participant, either as a component of another award or as a separate award, conferring on the participant the right to receive credits based on the cash dividends that would have been paid on the shares of common stock specified in the award as if such shares were held by the participant. The terms and conditions of the dividend equivalent right shall be specified in the grant. Dividend equivalents credited to the holder of a dividend equivalent right may be paid currently or may be deemed to be reinvested in additional shares. Any such reinvestment shall be at the fair market value at the time thereof. A dividend equivalent right may be settled in cash, shares, or a combination thereof.

Performance Awards. The Committee may grant performance awards payable at the end of a specified performance period in cash, shares of common stock, units, or other rights based upon, payable in, or otherwise related to our common stock. Payment will be contingent upon achieving pre-established performance goals (as discussed below) by the end of the applicable performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2020 Plan, and to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance. In certain circumstances, the Committee may, in its discretion, determine that the amount payable with respect to certain performance awards will be reduced from the maximum amount of any potential awards. If the Committee determines, in its sole discretion, that the established performance measures or objectives are no longer suitable because of a change in the Company’s business, operations, corporate structure, or for other reasons that the Committee deems satisfactory, the Committee may modify the performance measures or objectives and/or the performance period.

Performance Goals. Awards of restricted stock, restricted stock units, performance awards, and other awards under the 2020 Plan may be made subject to the attainment of performance goals relating to one or more business criteria which shall consist of one or more or any combination of the following criteria (“Performance Criteria”): cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality, or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation, and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational, or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings, or similar extraordinary business transactions; sales growth; price of the shares; return on assets, equity, or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; or total return to stockholders. Any Performance Criteria may be used to measure our performance as a whole or of any of our business units and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence, (ii) gains or losses on the disposition of a business; (iii) changes in tax or accounting regulations or laws; (iv) the effect of a merger or acquisition, as identified in the Company’s quarterly and annual earnings releases; or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with the Company’s financial statements, under GAAP, or under a methodology established by the Committee prior to the issuance of an award, which is consistently applied and identified in the Company’s audited financial statements, including in notes thereto, or the Compensation Discussion and Analysis section of the Company’s annual report.

Other Awards. The Committee may grant other forms of awards, based upon, payable in, or that otherwise relate to, in whole or in part, shares of our common stock, if the Committee determines that such other form of award is consistent with the purpose and restrictions of the 2020 Plan. The terms and conditions of such other form of award shall be specified in the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified in the grant.

Vesting, Forfeiture and Recoupment, Assignment. The Committee, in its sole discretion, may determine that an award will be immediately vested, in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the 2020 Plan. If the Committee imposes conditions upon vesting, then, subsequent to the date of grant, the Committee may, in its sole discretion, accelerate the date on which all or any portion of the award may be vested.

The Committee may impose on any award at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The Committee will specify the circumstances on which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise determined by the Committee, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period. In addition, we may recoup all or any portion of any shares or cash paid to a participant in connection with any award in the event of a restatement of the Company’s financial statements as set forth in the Company’s clawback policy, if any, as such policy may be approved or modified by board of directors of the Company from time to time.

Awards granted under the 2020 Plan generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit transfers of nonqualified stock options or SARs to (i) the spouse (or former spouse), children, or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (1) such Immediate Family Members and/or (2) entities which are controlled by the participant and/or his or her Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such nonqualified stock options or SARs are granted must be approved by the Committee and must expressly provide for such transferability, and (z) subsequent transfers of transferred nonqualified stock options or SARs shall be prohibited except those by will or the laws of descent and distribution.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution (whether in the form of cash, shares of Company common stock, other securities or other property), recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of shares of common stock or other securities of the Company, issuance of warrants or other rights to purchase shares of common stock or other securities of the Company, or other similar corporate transaction or event affects the fair value of an award, then the Committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event: (i) the number of shares and type of common stock (or the securities or property) which thereafter may be made the subject of awards; (ii) the number of shares and type of common stock (or other securities or property) subject to outstanding awards; (iii) the number of shares and type of common stock (or other securities or property) specified as the annual per-participant limitation under the 2020 Plan; (iv) the option price of each outstanding stock option; (v) the amount, if any, we pay for forfeited shares in accordance with the terms of the 2020 Plan; and (vi) the number of or exercise price of shares then subject to outstanding SARs previously granted and unexercised under the 2020 Plan, to the end that the same proportion of our issued and outstanding shares of common stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of shares of common stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2020 Plan or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which we are subject.

Amendment or Discontinuance of the 2020 Plan. The Company’s board of directors may, at any time and from time to time, without the consent of participants, alter, amend, revise, suspend, or discontinue the 2020 Plan in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2020 Plan and any awards under the 2020 Plan to continue to comply with Sections 421 and 422 of the Code (including any successors to such sections or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which our stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of our stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by our board of directors regarding amendment or discontinuance of the 2020 Plan may adversely affect any rights of any participants or obligations of the Company to any participants with respect to any outstanding awards under the 2020 Plan without the consent of the affected participant.

Equity Compensation Plan Information

The following table provides information regarding the weighted-average exercise price of options issued by Enveric as of December 31, 2021. Such issuances were approved by Enveric’s board of directors outside of an equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights[3]	Number of securities remaining for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders[1]	6,094,141	[2]	$3.45	—	[4]
Equity compensation plans not approved by security holders	93,494		$2.23	—
Total	6,187,635		$2.66	—

(1)	Consists of the 2020 Plan
(2)	Represents 124,100 shares of Common Stock to be issued pursuant to the exercise of outstanding options, 32,099 shares of Common Stock to be issued pursuant to vested restricted stock awards, 51,509 shares of Common stock to be issued pursuant to unvested restricted stock awards, 2,785,820 vested restricted stock units representing 2,785,820 shares of Common Stock, 3,100,613 unvested restricted stock units representing 3,100,613 shares of Common Stock. There can be no assurances of the achievement of vesting conditions related to those unvested restricted stock awards and unvested restrict stock units.
(3)	Represents the weighted-average exercise price of outstanding options and is calculated without taking into account the shares of common stock subject to outstanding restricted stock awards and outstanding restricted stock units.
(4)	As of the end of the fiscal year ended December 31, 2021, there were 5,886,433 shares of common stock underlying outstanding restricted stock units, of which (i) 2,785,820 shares are underlying vested restricted stock units and issuable, subject to certain conditions for settlement, which include termination of employment or the event of a change in control, and of which 297,635 shares may not be issued until 2020 Plan, which currently has no shares available for issuance and is short of shares to cover all of the outstanding restricted stock units, is amended to increase the number of shares authorized for issuance of awards under the 2020 Plan upon approval by our stockholders and (ii) 3,100,613 shares are issuable upon the vesting of such restricted stock units, subject to achievement of vesting conditions, either termination of employment with the Company, or a change in control, and is further subject to the increase in the number of shares authorized for issuance of awards under the 2020 Plan upon approval by our stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the names and number of common shares beneficially owned as of March 29, 2022 (including shares of common stock issuable within sixty (60) days of that date upon exercise or conversion of securities that entitle the holders thereof to obtain common stock upon exercise or conversion in accordance with the terms thereof) by (i) those persons who are known to us to be the beneficial owner(s) of more than five percent (5%) of our common stock , (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Enveric Biosciences, Inc., 4851 Tamiami Trail N, Suite 200, Naples, FL 34103. As of March 29, 2022, there were 52,585,120 shares of common stock of the Company outstanding.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares Outstanding
Directors and Officers
Joseph Tucker, PhD	1,568,220	(1)	2.8%
Avani Kanubaddi	789,484	(2)	1.4%
Peter Facchini, PhD	1,330,329	(3)	2.3%
David Johnson	1,347,722	(4)	2.4%
George Kegler	15,957	(5)	*	%
Douglas Lind, M.D.	9,059	(6)	*	%
Sol Mayer	15,957	(5)	*	%
Marcus Schabacker, M.D., PhD	15,957	(5)	*	%
Brad Thompson, PhD	59,637	(7)	*	%
All directors and officers as a group of nine (9) persons	5,152,322	(8)	9.3%

* Represents less than 1%

(1)	Includes 691,080 shares of Common Stock, 199,350 vested options to purchase Common Stock, warrants to purchase 677,790 shares of Common Stock. Excludes unvested restricted stock units equivalent to 818,747 shares of Common Stock.

(2)	Includes vested restricted stock units equivalent to 789,484 shares of Common Stock. Excludes unvested restricted stock units equivalent to 1,127,787 shares of Common Stock.

(3)	Includes 616,656 shares of Common Stock, 99,675 vested options to purchase Common Stock, warrants to purchase 613,998 shares of Common Stock. Excludes unvested restricted stock units equivalent to 576,070 shares of Common Stock.

(4)	Includes vested restricted stock units equivalent to 1,347,722 shares of Common Stock

(5)	Includes vested restricted stock awards equivalent to 15,957 shares of Common Stock.

(6)	Includes vested restricted stock awards equivalent to 9,059 shares of Common Stock

(7)	Includes vested options to purchase 53,160 shares of Common Stock and vested restricted stock awards equivalent to 6,477 shares of Common Stock. Excludes unvested restricted stock awards equivalent to 6,476 shares of Common Stock.

(8)	Includes 1,307,736 shares of Common Stock, vested restricted stock units equivalent to 2,237,206 shares of Common Stock, vested restricted stock awards equivalent to 63,407 shares of Common Stock, vested options to purchase 352,185 shares of Common Stock and warrants to purchase 1,291,788 shares of Common Stock. Excludes unvested restricted stock units equivalent to 4,217,033 shares of Common Stock and unvested restricted stock awards equivalent to 6,476 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions occurring since January 1, 2021 and any currently proposed transactions to which the Company was a party and in which:

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000, or (ii) 1% of the average of the Company’s total assets at December 31, 2020 and December 30, 2021; and
●	a director, executive officer, holder of more than 5% of the Company’s outstanding capital stock, or any member of such person’s immediate family had or will have a direct or indirect material interest, excluding compensation arrangements described above.

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

MagicMed shareholders on the date of Amalgamation Agreement included Joseph Tucker, Peter Facchini and Jillian Hagel, all of whom became employees of the Company as of the September 16, 2021 completion of the Amalgamation. At the time of and prior to entering into the Amalgamation Agreement, MagicMed, Joseph Tucker, Peter Facchini and Jillian Hagel were not related parties of the Company.

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

Because Alpha required additional shares of the Company, at no or a nominal cost, for Alpha to consummate the Alpha Bridge Loan and the Alpha Investment at the planned valuation, Alpha entered into an agreement with Tikkun pursuant to which, immediately following such assignment, but prior to the Offer, Tikkun sold 7,774,463 of these common shares of Jay Pharma to Alpha for the nominal aggregate purchase price of $10.00 (the “Alpha Nominal Shares”), leaving Tikkun with 2,585,544 common shares of Jay Pharma (the “Tikkun Shares”). In connection with the Offer, the Tikkun Shares were converted into the right to receive 571,987 shares of common stock of the Company, after giving effect to the Reverse Stock Split and the Alpha Nominal Shares were converted into the right to receive 1,719,906 shares of Series B Preferred Stock of the Company that are convertible into up to 1,719,906 shares of common stock of the Company after giving effect to the Reverse Stock Split.

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

Yaron Conforti Letter Agreement

On January 6, 2020, Yaron Conforti and Jay Pharma entered into a letter agreement pursuant to which Jay Pharma agreed to pay Yaron Conforti a sum of $83,409, which constituted amounts owed to Yaron Conforti by Jay Pharma, with such sum to be paid in the following manner: (a) $10,000 paid in cash upon execution of the Original Amalgamation Agreement with Ameri, (b) $5,000 to be paid in cash upon the closing the transactions contemplated by the Original Amalgamation Agreement, and (c) the remaining $68,409 paid through the issuance of 118,117 shares of common stock of Jay Pharma. In exchange for the payment structured as described above, Yaron Conforti released Jay Pharma from any claims or obligations related to the $83,409 sum. In July 2020, Jay Pharma agreed to adjust the per share price of $0.8849, of the Jay Pharma common shares issued under the previous letter to $0.22. Accordingly, Mr. Conforti was awarded 193,169 additional Jay Pharma common shares pursuant to a letter agreement.

Item 14. Principal Accountant Fees and Services

In May 2015, the Board selected Ram Associates as its independent accountant to audit the Company’s financial statements. The following is a summary of the fees billed by Ram Associates for professional services rendered for the fiscal years ended December 31, 2020 and 2019. Ram Associates was dismissed by the Company on January 12, 2021, at which point the Board selected Marcum LLP. Marcum LLP was dismissed on June 23, 2021. At that time the Company appointed Friedman LLP as its independent accountant.

	Year Ended December 31,
	2021	2020
Audit fees	$170,025	$15,000
Tax fees	10,000	16,000
Audit-related fees	5,150	—
All other fees	49,935	—
	$235,110	$31,000

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice.

Audit–related fees consist of fees reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as “Audit Fees.”

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

Item 16. Form 10–K Summary.

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.5	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
4.1	Description of Securities*
4.2	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.4	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.6	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.7	Form of Common Stock Purchase Warrant(in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)
10.1	Secured Promissory Note, dated January 10, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.2	Amendment No. 1 to Secured Promissory Note, dated May 6, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.3	Amendment No. 2 to Secured Promissory Note, dated June 23, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.4	Amendment No. 3 to Secured Promissory Note, dated August 12, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.5	Securities Purchase Agreement, dated January 10, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.6	Amendment No. 2 to Securities Purchase Agreement, dated July 2, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.7	Amendment No. 3 to Securities Purchase Agreement, dated August 12, 2020, by and between Alpha Capital Anstalt and Jay Pharma Inc.* (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.8	Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd.* (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.9	Amendment No. 1 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.10	Amendment No. 2 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.11	Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC* (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.12	Amendment No. 1 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.13	Amendment No. 2 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.14	License Agreement, dated January 10, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.15	Amendment No. 1 to License Agreement, dated August 12, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.16	Amendment No. 2 to License Agreement, dated October 2, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.17#	Employment Agreement, dated January 10, 2020, by and between the Company and David Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.18#	Employment Agreement, dated December 2, 2020, by and between the Company and Avani Kanubaddi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.19#	Employment Agreement, dated December 22, 2020, by and between the Company and Robert Wilkins (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.20#	Consulting Agreement, dated December 29, 2020, by and between the Company and Barry Kostiner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

10.21	Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.22	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.23	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.24	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.25	Letter Agreement, dated January 11, 2021, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.26	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.27	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.28	Development and Clinical Supply Agreement, between the Company and PureForm Global, Inc., dated February 22, 2021 (incorporated by reference to Exhibit 10.5 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.29	Exclusive License Agreement, between the Company and Diverse Biotech, Inc., dated March 5, 2021 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.30#	Employment Agreement between Carter J. Ward and the Company, effective May 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2021)
10.31	Form of Voting and Support Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex B-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.32	Form of Voting Agreement, dated as of May 24, 2021, by and among MagicMed Industries Inc. and certain shareholders of Enveric Biosciences, Inc. named therein (incorporated by reference to Annex B-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.33	Form of Lock-Up Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.34	Form of Lock-Up/Leak-Out Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 3, 2021)
10.35#	Employment Agreement between Joseph Tucker and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.36#	Employment Agreement between Peter Facchini and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.37#	Employment Agreement between Jillian Hagel and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.38	MagicMed Stock Option Plan, as amended September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
16.1	Letter dated January 6, 2021 from Ram Associates, CPA to the Securities and Exchange Commission. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021)
16.2	Letter of Marcum LLP to the Securities and Exchange Commission, dated June 29, 2021. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2021)
21.1	Subsidiaries*
23.1	Consent of independent registered public accountant – Friedman LLP.*
23.2	Consent of independent registered public accountant – Marcum LLP.*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
#	Denotes management contract.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Enveric Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enveric Biosciences, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

Critical Audit Matter Description

As discussed in Notes 2 and 3 to the financial statements, the Company completed the acquisition of MagicMed Industries, Inc. for a purchase price of $39 million on September 16, 2021. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values and the excess purchase price over the fair value of net assets acquired was recorded as goodwill. Intangible assets acquired primarily related to patents and in process research and development (“IPR&D”). Management estimated the fair value of the intangible assets using the discounted cash flow model valuation technique.

The determination of fair value requires significant judgement by management and third party valuation specialists to develop significant estimates and assumptions used in cash flow models. Auditing management’s judgements used in the discounted cash flow model including the forecasts of revenue and operating expense growth rates, royalty rates and discount rates involved especially challenging auditor judgement due to the nature and extent of audit effort required. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the valuation and accounting of the acquisition, our audit procedures included, among others, read the amalgamation agreement and assessed the reasonableness and appropriateness of managements discounted cash flow models by comparing the projections to certain industry data. With the assistance of our fair value specialists we evaluated the reasonableness of the valuation methodology and discount rate by testing the source information underlying the determination for the discount rate and tested the mathematical accuracy of the calculation and developed a range of independent estimates and compared those to the discount rate selected by management.

Impairment of Long Lived Assets

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the financial statements, the Company reviews goodwill on an annual basis for impairment, or when circumstances indicate the assets might be impaired. Additionally, the Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Due to a sustained decline in the Company’s market capitalization, the Company performed an impairment analysis and determined that an impairment of goodwill and long lived assets existed at December 31, 2021.

Auditing the Company’s accounting for impairment of goodwill and long lived assets required a high degree of subjective auditor judgment in evaluating the estimated discounted future cash flows used to test reporting units for recoverability and the determination of fair value of the relevant assets. The required high degree of auditor judgement and increased extent of effort, including the need to involve fair value specialists, was required when performing audit procedures to evaluate the reasonableness of management’s assumptions related to impairment of goodwill and long lived assets.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the procedures over management’s impairment review process. We evaluated the impact of changes in management’s forecasts from the September 16, 2021 initial measurement date to December 31, 2021. With the assistance of our fair value specialists we evaluated the reasonableness of the valuation methodology and discount rate by testing the source information underlying the determination for the discount rate and tested the mathematical accuracy of the calculation and developed a range of independent estimates and compared those to the discount rate selected by management.

/s/ Friedman LLP

We have served as the Company’s auditor since 2021.
East Hanover, New Jersey
March 31, 2022

Marcum LLP

730 Third Avenue 11th Floor

New York, NY 10017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Enveric Biosciences, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enveric Biosciences, Inc. and Subsidiary (the “Company”) as of December 31, 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Fair Value of Common Stock Used in the Purchase of Intangible Assets

As discussed in Note 7 to the financial statements, on October 2, 2020, the Company purchased skincare assets for an aggregate purchase price of $1,944,689, which included cash consideration of $44,413 and the issuance of common stock, which was valued at $1,900,546. At the time of the transaction, the Company was a private company.

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

New York, NY

April 1, 2021

ENVERIC BIOSCIENCES, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
Assets
Current Assets:
Cash	$17,355,999	$1,578,460
Prepaid expenses and other current assets	380,838	700,710
Total current assets	17,736,837	2,279,170

Other Assets:
Property and equipment, net	294,430	—
Right of use operating lease asset	176,304	—
Intangible assets, net	6,923,928	1,817,721
Goodwill	1,587,634	—
Total other assets	8,982,296	1,817,721
Total assets	$26,719,133	$4,096,891

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$683,393	$681,250
Accrued liabilities	1,292,721	—
Current portion of right-of-use operating lease obligation	107,442	—
Total current liabilities	2,083,556	681,250

Non-current liabilities:
Non-current portion of right-of-use operating lease obligation	68,861	—
Deferred tax liability	1,607,122	—
Warrant liability	653,674	—
Total non-current liabilities	2,329,657	—
Total liabilities	$4,413,213	$681,250

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, — and 3,275,407 shares issued and outstanding as of December 31, 2021 and 2020, respectively	$—	$32,754
Common stock, $0.01 par value, 100,000,000 shares authorized, 32,578,475 and 10,095,109 shares issued and outstanding as of December 31, 2021 and 2020, respectively	325,785	100,951
Additional paid-in capital	82,747,390	15,222,770
Accumulated deficit	(60,736,453)	(11,759,557)
Accumulated other comprehensive loss	(30,802)	(181,277)
Total shareholders’ equity	22,305,920	3,415,641
Total liabilities and shareholders’ equity	$26,719,133	$4,096,891

ENVERIC BIOSCIENCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the years ended December 31,
	2021	2020
Operating expenses
Research and development costs	$4,788,807	$174,083
General and administrative expenses	20,499,052	5,322,362
Impairment of intangible assets and goodwill	38,678,918	—
Depreciation and amortization	656,643	120,872
Total operating expenses	64,623,420	5,617,317

Loss from operations	(64,623,420)	(5,617,317)

Other income (expense)
Interest expense	(10,316)	(445,250)
Change in fair value of warrant liabilities	9,327,326	—
Inducement expense	(1,125,291)	(802,109)
Total other income (expense)	8,191,719	(1,247,359)

Net loss before income taxes	(56,431,701)	(6,864,676)

Income tax benefit	7,454,805	—

Net loss after income tax benefit	(48,976,896)	(6,864,676)

Other comprehensive gain (loss)
Foreign currency translation gain (loss)	150,475	(169,655)

Comprehensive loss	$(48,826,421)	$(7,034,331)

Net loss per share – basic and diluted	$(2.07)	$(1.19)

Weighted average shares outstanding, basic and diluted	23,617,104	5,753,598

ENVERIC BIOSCIENCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2020	262,500	$2,625	5,311,414	$53,114	$3,039,163	$(4,894,881)	$(11,622)	$(1,811,601)
September 2020 private placement	—	—	36,871	369	227,131	—	—	227,500
December 2020 private placement	221,225	2,212	-	-	258,288	—	—	260,500
Acquisition of Tikkun Pharma IP	—	—	571,987	5,720	1,894,826	—	—	1,900,546
Alpha financing and conversion of Alpha Note, including Palladium shares	3,041,682	30,417	402,988	4,030	4,781,742	—	—	4,816,189
Exchange of warrants for common shares	—	—	330,122	3,301	838,577	—	—	841,878
Conversion of related party advance and notes payable	—	—	512,978	5,130	674,439	—	—	679,569
Common stock issued for accounts payable	—	—	433,047	4,330	752,193	—	—	756,523
Warrants issued in conjunction with notes payable	—	—	—	—	32,149	—	—	32,149
Beneficial conversion feature issued with note payable	—	—	—	—	17,851	—	—	17,851
Common stock issued in conjunction with note payable modification	—	—	21,625	216	101,497	—	—	101,713
Stock-based compensation	—	—	—	—	1,977,155	—	—	1,977,155
Conversion of Series B preferred stock to common stock	(250,000)	(2,500)	250,000	2,500	—	—	—	—
Merger with Ameri Holdings, Inc	—	—	2,224,077	22,241	627,759	—	—	650,000
Foreign currency translation loss							(169,655)	(169,655)
Net Loss						(6,864,676)		(6,864,676)
Balance as of December 31, 2020	3,275,407	$32,754	10,095,109	$100,951	$15,222,770	$(11,759,557)	$(181,277)	$3,415,641

January 2021 registered direct offering	—	—	2,221,334	22,213	4,594,874	—	—	4,617,087
February 2021 registered direct offering	—	—	3,007,026	30,070	6,986,331	—	—	7,016,401
Consideration paid pursuant to amalgamation agreement	—	—	9,951,217	99,512	38,942,770	—	—	39,042,282
Warrant exercise	—	—	2,643,047	26,431	3,258,740	—	—	3,285,171
Cashless options exercise	—	—	134,246	1,342	(1,342)	—	—	—
Induced conversion of warrants and options to Common Stock	—	—	1,015,315	10,154	1,115,137	—	—	1,125,291
Stock-based compensation	—	—	—	—	12,597,001	—	—	12,597,001
Common stock issued in lieu of cash for services	—	—	14,121	141	33,326	—	—	33,467
Common stock issued pursuant to exercise of warrant put rights	—	—	221,653	2,217	(2,217)	—	—	—
Conversion of Series B preferred shares	(3,275,407)	(32,754)	3,275,407	32,754	—	—	—	—
Net Loss						(48,976,896)		(48,976,896)
Foreign currency translation gain							150,475	150,475
Balance as of December 31, 2021	—	$—	32,578,475	$325,785	$82,747,390	$(60,736,453)	$(30,802)	22,305,920

ENVERIC BIOSCIENCES, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the years ended December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(48,976,896)	$(6,864,676)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(9,327,326)	—
Stock issued in lieu of cash for services	33,467	—
Stock-based compensation	12,597,001	1,977,155
Accrued interest	—	156,619
Amortization of debt discount	—	288,631
Inducement expense	1,125,291	802,109
Amortization of right-of-use operating lease asset	24,969	—
Depreciation expense	13,310	—
Impairment of intangible assets and goodwill	38,678,918	—
Amortization of intangible assets	643,333	120,872
Non-cash income tax benefit	(7,454,805)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	826,837	(636,497)
Accounts payable, and accrued liabilities	383,199	267,002
Right-of-use operating lease liability	(24,969)	—
Net cash used in operating activities	(11,457,671)	(3,888,785)

Cash flows from investing activities:
Purchase of license agreements	(675,000)	(44,143)
Cash accretive acquisition of MagicMed	3,055,328	—
Equipment purchases	(189,719)	—
Net cash (used in) provided by investing activities	2,190,609	(44,143)

Cash flows from financing activities:
Proceeds from convertible notes payable	—	50,000
Proceeds from note payable, net of offering costs	—	1,812,410
Offering and reverse merger proceeds	—	3,372,500
Proceeds from sales of common stock and warrants, net	21,614,488	488,000
Proceeds from exercise of cash warrants	3,285,171	—
Repayment of note payable	—	(191,640)
Net cash provided by financing activities	24,899,659	5,531,270

Effect of foreign exchange rate on cash	144,942	(63,596)

Net increase in cash	15,777,539	1,534,746
Cash – beginning of the year	1,578,460	43,714
Cash – end of the year	17,355,999	1,578,460

Supplemental disclosure of non-cash transactions:
Right-of-use assets obtained in exchange for lease liabilities	$201,653	—
Supplemental non-cash financing activities:
Issuance of Common Stock pursuant to MagicMed amalgamation	$39,042,282	$—
Deferred tax liability incurred due to MagicMed amalgamation	$9,061,927	$—
Conversion of preferred stock to common stock	$32,754	$—
Fair value of warrants issued	$9,981,000	$—
Beneficial conversion feature issued with note payable	$—	$17,851
Warrants issued in conjunction with notes payable	$—	$32,149
Common stock issued for accounts payable	$—	$756,523
Common stock issued in conjunction with note payable modification	$—	$101,713
Conversion of related party advances and notes payable into common stock	$—	$679,569
Common stock issued for skincare license	$—	$1,900,546
Supplemental cash financing activities:
Cash paid for interest	$10,316	$—

NOTE 1 – BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

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

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,217 Company Shares, representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

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

Liquidity and Other Uncertainties

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”), which contemplate continuation of the Company as a going concern. The Company is in a development stage and has incurred losses each year since inception and has experienced negative cash flows from operations in each year since inception and has an accumulated deficit of approximately $60.7 million as of December 31, 2021. In February 2022, the Company executed an underwritten public offering, realizing net proceeds of approximately $9.2 million, after deducting underwriting discounts, commissions, and other offering expenses. Based on the current development plans, other operating requirements, and inclusive of the February 2022 public offering, the Company believes that, based on its current business plan, the existing cash on hand is sufficient to fund operations for at least the next twelve months following the filing of these consolidated financial statements.

During 2020 and continuing into 2021 and 2022, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) pandemic. COVID-19 (including its variants and mutations) and measures to prevent its spread impacted Enveric’s business in a number of ways. The impact of these disruptions and the extent of their adverse impact on the Company’s financial and operating results will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the impacts of COVID-19, and among other things, the impact of governmental actions imposed in response to COVID-19 and individuals’ and companies’ risk tolerance regarding health matters going forward and developing strain mutations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance and in conformity with GAAP and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding consolidated financial information. All intercompany transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of stock-based compensation, accruals associated with third party providers supporting research and development efforts, estimated fair values of long lived assets used to record impairment charges related to intangible assets, acquired in-process research and development, and goodwill, and allocation of purchase price in business acquisitions. Actual results could differ from those estimates.

Foreign Currency Translation

From inception through December 31, 2021, the reporting currency of the Company was the United States dollar while the functional currency of the Company was the Canadian dollar. From January 1, 2020 through December 31, 2021, the reporting currency of the Company remained the United States dollar, with a portion of transactions, especially those transactions conducted by the Company’s Canadian subsidiary, Enveric Biosciences Canada, Inc (“EBCI”), being denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company translates the assets and liabilities of its Canadian subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as foreign currency translation gain (loss), which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive loss.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive income (loss). Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net loss. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations” using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

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

Intangible Assets

Intangible assets consist of the Psybrary and Patent Applications, In Process Research and Development (“IPR&D”) and license agreements. Psybrary and Patent Applications intangible assets are valued using the relief from royalty method. The cost of license agreements is amortized over the economic life of the license. The Company assesses the carrying value of its intangible assets for impairment each year.

IPR&D intangible assets are acquired in conjunction with the acquisition of a business and are assigned a fair value, using the multi-period excess earnings method, related to incomplete research projects which, at the time of acquisition, have not reached technological feasibility. The Amounts are capitalized and are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, the Company will make a determination as to the then-useful life of the intangible asset, generally determined by the period in which the substantial majority of the cash flows are expected to be generated, and begin amortization. The Company tests its intangible assets for impairment at least annually and whenever events or circumstances change that indicate impairment may have occurred. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others and without limitation: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate of the Company’s segments; unanticipated competition; and slower growth rates. If the fair value determined is less than the carrying amount, an impairment loss is recognized in operating results.

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

Property & Equipment

Property and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of an asset or add new functionality are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the respective estimated useful lives of the Company’s long-lived assets. The estimated useful lives are typically 3 to 5 years for office furniture and equipment and are depreciated on a straight-line basis.

Leases

Operating lease assets are included within operating lease right-of-use assets, and the corresponding operating lease obligation on the consolidated balance sheet as of December 31, 2021. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Warrant Liability

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the consolidated balance sheet. The Company accounts for common stock warrants with put options as liabilities under ASC 480. Such warrants are subject to remeasurement at each consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants. At that time, the portion of the warrant liability related to such common stock warrants will be reclassified to additional paid-in capital.

Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital. Any offering costs allocated to warrant liabilities are charged to general and administrative expenses on the Company’s consolidated statement of operations.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be recorded.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest for the years ended December 31, 2021 and 2020. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its United States and Canadian federal tax return, its state and provincial tax returns in Florida and Ontario, CA as its “major” tax jurisdictions. The Company is in the process of filing its corporate tax returns for the years ended December 31, 2021 and 2020. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

Stock-Based Compensation

The Company follows Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the estimated fair value of the stock award and the estimated fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of certain stock-based awards under ASC 718. The assumptions used in calculating the fair value of stock-based awards represent management’s reasonable estimates and involve inherent uncertainties and the application of management’s judgment. Fair value of restricted stock units or restricted stock awards is determined by the closing price per share of the Company’s common stock on the date of award grant.

The estimated fair value is amortized as a charge to earnings on a straight-line basis, for awards or portions of awards that do not require specified milestones or performance criteria as a vesting condition and also depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company. The Company records the grant date fair value in line with the period over which it was earned. For employees and consultants, this is typically considered to be the vesting period of the award. The Company accounts for forfeitures as they occur.

The estimated fair value of awards that require specified milestones or recipient performance are charged to expense when such milestones or performance criteria are met.

Restricted stock units, restricted stock awards, and stock options are granted at the discretion of the Compensation Committee of the Company’s board of directors (the “Board of Directors”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 48-month period. A significant portion of these awards may include vesting terms that include, without limitation, defined volume weighted average price levels being achieved by the Company’s Common Stock, specific performance milestones, employment, or engagement by the Company, with no assurances of achievement of any such vesting conditions, if applicable.

The value of RSU’s is equal to the product of the number of units awarded, multiplied by the closing price per share of the Company’s Common Stock on the date of the award. The terms and conditions of each RSU is defined in the RSU agreement and includes vesting terms that consist of any or all of the following: immediate vesting, vesting over a defined period of time, vesting based on achievement of a defined volume weighted average price levels at specified times, vesting based on achievement of specific performance milestones within a specific time frame, change of control, termination of the employee without cause by the Company, resignation of the employee with good cause. The value assigned to each RSU is charged to expense based on the vesting terms, as follows: value of RSU’s that vest immediately are charged to expense on the date awarded, value of RSU’s that vest based upon time, or achievement of stock price levels over a period of time are charged to expense on a straight line basis over the time frame specified in the RSU and the value of RSU’s that vest based upon achievement of specific performance milestones are charged to expense during the period that such milestone is achieved. Vested RSU’s may be converted to shares of Common Stock of an equivalent number upon either the termination of the recipient’s employment with the Company, or in the event of a change in control. If the recipient is not an employee, such person’s engagement with the Company must either be terminated prior to such conversion of RSU’s to shares of Common Stock, or in the event of a change in control. Furthermore, as required by Section 409A of the Internal Revenue Code, if the recipient is a “specified employee” (generally, certain officers and highly compensated employees of publicly traded companies), such recipient may only convert vested RSU’s into shares of Common Stock no earlier than the first day of the seventh month following such recipients termination of employment with the Company, or the event of change in control.

The value of RSA’s is equal to the product of the number of restricted shares awarded, multiplied by the closing price per share of the Company’s Common Stock on the date of the award. The terms and conditions of each RSA is defined in the RSA agreement and includes vesting terms that consist of any or all of the following: immediate vesting, vesting over a defined period of time, or vesting based on achievement of a defined volume weighted average price levels at specified times. Upon vesting, the recipient may receive restricted stock which includes a legend prohibiting sale of the shares during a restriction period that is defined in the RSA agreement. Termination of employment by or engagement with the Company is not required for the recipient to receive restricted shares of Common Stock. The value assigned to each RSA is charged to expense based on the vesting terms, as follows: value of RSA’s that vest immediately are charged to expense on the date awarded, value of RSA’s that vest based upon time, or achievement of stock price levels over a period of time are charged to expense on a straight-line basis over the time frame specified in the RSU.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the years ended December 31, 2021 and 2020 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260-10-45-13, penny warrants were included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the years ended December 31, 2021 and 2020 because the effect of their inclusion would have been anti-dilutive.

	For the year ended December 31, 2021	For the year ended December 31, 2020
Warrants to purchase shares of common stock	9,768,766	3,251,406
Series B Preferred Stock	—	3,275,407
Restricted stock units – vested and unissued	2,785,820	—
Restricted stock units – unvested	3,100,613	—
Restricted stock awards – vested and unissued	32,099	—
Restricted stock awards - unvested	51,509	—
Options to purchase shares of common stock	1,191,434	929,765
Total potentially dilutive securities	16,930,241	7,456,578

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

The Company uses Level 3 of the fair value hierarchy to measure the fair value of its warrant liabilities. The Company revalues such liabilities at every reporting period and recognizes gains or losses as change in fair value of warrant liabilities in the consolidated statements of operations that are attributable to the change in the fair value of the warrant liabilities.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the consolidated balance sheet as of December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2021
Warrant liabilities – January Warrants	3	$333,471
Warrant liabilities – February Warrants	3	320,203
Fair value as of December 31, 2021		$653,674

The Company had no assets or liabilities measured at fair value on December 31, 2020.

Both the January and February Warrants are classified as Level 3, as there is no current market for these securities and as a result the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Initial measurement

	January Warrants	February Warrants
	January 13, 2021	February 12, 2021
Term (years)	5.0	5.0
Stock price	$4.21	$4.62
Exercise price	$4.95	$4.90
Dividend yield	0.0%	0.0%
Expected volatility	84.7%	84.7%
Risk free interest rate	0.5%	0.5%

Number of shares	1,821,449	1,714,005
Value (per share)	$2.66	$3.00

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

	January Warrants	February Warrants	Total Warrant Liability
Fair value as of December 31, 2020	$—	$—	$—
Initial value of warrant liability	4,846,000	5,135,000	9,981,000
Change in fair value	(4,512,529)	(4,814,797)	(9,327,326)

Fair value as of December 31, 2021	$333,471	$320,203	$653,674

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of December 31, 2021 are below:

	January Warrants	February Warrants
Term (years)	4.0	4.1
Stock price	$0.93	$0.93
Exercise price	$4.95	$4.90
Dividend yield	0.0%	0.0%
Expected volatility	74.3%	73.9%
Risk free interest rate	1.12%	1.12%

Number of shares	1,821,449	1,714,005
Value (per share)	$0.18	$0.19

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740: Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions to the general principles in Topic 740. ASU 2019-12 is effective for the fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The new accounting rules improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50) that had only been included in the Other Presentation Matters Section (Section 45) of the Codification. Additionally, the new rules also clarify guidance across various topics including defined benefit plans, foreign currency transactions, and interest expense. The new accounting rules were effective for the Company in the first quarter of 2021. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU No. 2021-04 provides guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company adopted ASU 2021-04 effective January 1, 2022. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 – AMALGAMATION WITH MAGICMED INDUSTRIES INC.

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

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 9,951,217 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 7,404,101 Company Shares.

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

On September 16, 2021, the Company completed the Acquisition. In exchange for a total purchase price valued at $39,042,282 the Company acquired 37,463,673 shares of Common Stock from MagicMed, which represents 100% of the outstanding and issued shares of Common Stock of MagicMed, for equity consideration on the date of closing valued at $27,067,310. The Purchaser also agreed that it would issue Company Shares in lieu of shares of MagicMed Shares for any warrants to purchase MagicMed Shares that were exercised, with the maximum number of Company Shares issuable pursuant to such warrant exercises being 5,913,672. The fair value of the warrants on the closing date of the Amalgamation was $10,724,578. Additionally, the Purchaser agreed that it would issue issued Company Shares in lieu of shares of MagicMed Shares for any options to purchase MagicMed Shares that were exercised, with the maximum number of Company Shares issuable pursuant to such option exercises being 973,840. The fair value of the options on the closing date of the Amalgamation was $1,535,790, with $1,250,394 included in the purchase price and $285,396 to be recognized as expense in the post combination period.

Aggregate goodwill of $9,834,855 was recorded in relation to the Acquisition, with $9,061,927 of this amount being related to deferred tax liabilities arising from the Company’s purchase of the MagicMed Shares and $772,928 relating to the residual intangible asset that generates earnings in excess of a normal return on all other tangible and intangible assets.

The following table represents the purchase price:

Stock (9,951,217 common shares issued)	$27,067,310
Fair value of warrants	10,724,578
Fair value of options	1,250,394
Total Purchase Price	$39,042,282

The Acquisition is being accounted for as a business combination in accordance with ASC 805.

The following table summarizes the purchase price allocations relating to the Acquisition:

Description	Fair Value

Assets acquired:
Cash	$3,055,328
Prepaid expenses and other current assets	471,202
Government remittances recoverable	25,606
Property and equipment	118,935
Right-of-use lease assets	201,653
Other assets	10,155
In process research and development	18,900,000
Psybrary™ and patent applications	16,600,000
Goodwill	9,834,855
Total assets acquired	$49,217,734

Liabilities assumed:
Accounts payable	$828,865
Accrued expenses and other liabilities	83,007
Right-of-use lease liabilities	201,653
Deferred Tax Liabilities	9,061,927
Total liabilities assumed	10,175,452
Estimated fair value of net assets acquired attributable to the Company	$39,042,282

The goodwill represents the excess fair value after the allocation to the identifiable net assets, with $9,061,927 being specifically attributable to the deferred tax liabilities incurred and $777,928 relating to the residual intangible asset that generates earnings in excess of a normal return on all other tangible and intangible assets. The calculated goodwill is not deductible for tax purposes.

Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income.

During the fourth quarter of 2021, the Company finalized the opening balance sheet and valuations for the assets acquired and liabilities assumed related to the acquisition of MagicMed and adjusted provisional amounts as follows:

●	The Company recorded a $16.6 million indefinite lived Psybrary and Patent Applications asset with a corresponding decrease to IPR&D;
●	The Company further decreased the IPR&D asset by $0.7 million with a corresponding increase to Goodwill; and,
●	The Company recorded a $0.2 million right of use asset, with offsetting right of use operating lease liability related to identified leases in accordance with ASC 842 – Leases.

Total acquisition-related costs for the Acquisition incurred by the Company during the year ended December 31, 2021 was approximately $650,000 and is included in general and administrative expenses in the consolidated statement of operations.

Historical and Proforma Financial Information

The amounts of MagicMed’s revenues and net loss included in the Company’s consolidated statements of operations and comprehensive loss for the period from the acquisition date to December 31, 2021 were $— and $33,556,532 respectively. The following unaudited proforma financial information presents the consolidated results of operations of the Company and MagicMed for the years ended December 31, 2021 and December 31, 2020, as if the acquisition had occurred as of the beginning of the first period presented instead of on September 16, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

	For the years ended December 31,
	2021	2020
Revenues	$—	$—
Net loss	$(54,127,203)	$(7,707,699)

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

During the year ended December 31, 2021, the Company recorded goodwill of $9.8 million and indefinite lived intangible assets related to the Psybrary and patent applications of $16.6 million and in-process R&D of $18.9 million in connection with the acquisition of MagicMed, as described in Note 3.

The Company performs an annual impairment test at the reporting unit level as of December 31 of each fiscal year. As of December 31, 2021, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. During the fourth quarter 2021, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that as of December 31, 2021 it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an impairment analysis as of that date using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to ASU 2017-04, the Company recorded a goodwill and intangible asset impairment charge for the excess of the reporting unit’s carrying value over its fair value. The following table provides the Company’s goodwill, indefinite and definite lives intangible assets as of December 31, 2021 and 2020. There were no impairment charges during the year ended December 31, 2020. There were no goodwill or indefinite lived intangible assets as of December 31, 2020.

Goodwill
Balance at December 31, 2020	$—
Acquired during the year	9,834,855
Impairment losses	(8,225,862)
Loss on currency translation	(21,359)
Balance at December 31, 2021	$1,587,634

Indefinite lived intangible assets
Balance at December 31, 2020	$—
Acquired during the year	35,500,000
Impairment losses	(29,048,164)
Loss on currency translation	(76,344)
Balance at December 31, 2021	$6,375,492

Definite lived intangible assets
Balance at January 1, 2020	$—
Acquired during the year	1,938,593
Amortization	(120,872)
Balance at December 31, 2020	1,817,721
Acquired during the year	675,000
Amortization	(643,333)
Impairment loss	(1,404,892)
Gain on currency translation	103,940
Balance at December 31, 2021	$548,436

For goodwill, accumulated impairment amounted to $8.2 million and $— as of December 31, 2021 and 2020, respectively. For the identified indefinite lived assets, accumulated impairment amounted to $29.0 million and $— as of December 31, 2021 and 2020, respectively. For identified definite lived intangible assets, accumulated impairment amounted to $1.4 million and $— as of December 31, 2021 and 2020, respectively. For identified definite lived intangible assets, accumulated amortization amounted to $0.6 million and $0.1 million as of December 31, 2021 and 2020, respectively. The impairment loss charged to definite lived intangible assets was determined by the Company’s assessment of the related intangible assets being not materially relevant in current and future research and development operations, thereby necessitating an impairment equal to the full carrying value as of December 31, 2021.

The Company amortizes definite lived intangible assets on a  straight-line basis over their estimated useful lives. Amortization expense of identified intangible assets based on the carrying amount as of December 31, 2021 is as follows:

Year ending December 31,
2022	$168,750
2023	168,750
2024	168,750
2025	42,186
$548,436

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

Under the DB Agreement, the Company will maintain sole responsibility and ownership of the development and commercialization of the Agents and its products. Diverse has agreed not to develop or commercialize any agent or product that would compete with the Agents, or its products containing the Agents, at any time during or after the term of the DB Agreement. If Diverse intends to license, sell, or transfer any other molecules linked with cannabinoids not granted to the Company under the terms of the DB Agreement, the Company will have the first right, but not the obligation, to negotiate an agreement with Diverse for such cannabinoids. The Company has also agreed to pay Diverse an up-front investment payment in the amount of $675,000, as well as a running royalty starting with the first commercial sale by the Company to a third party in an arm’s length transaction.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc (“EBCI”), with all amounts translated into U.S. dollars:

	December 31,
	2021	2020
Lab equipment	$310,957	$—
Computer equipment	10,818	—

Less: Accumulated Depreciation	(27,345)	—
Property and Equipment, net of Accumulated Depreciation	$294,430	$—

Depreciation expense was $13,310 and $— for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 - DEBT

As of December 31, 2021 and 2020 the Company had no notes payable or convertible notes payable.

For the year ended December 31, 2020 interest expense and amortization of debt discount consisted of the following:

	Interest Expense	Amortization of Debt Discount	Total
February 2019 Note	$-	$3,840	$3,840
April 2019 Convertible Notes	13,970	5,842	19,812
July 2019 Note	53,342	44,704	98,046
December 2019 Note	-	1,427	1,427
February 2020 Note	2,545	50,912	53,457
Alpha Note	86,762	181,906	268,668
Total	$156,619	$288,631	$445,250

Interest expense incurred by the Company was $10,316 and $156,619 for the years ended December 31, 2021 and 2020, respectively.

Amortization of debt discount was $— and $288,631 for the years ended December 31, 2021 and 2020, respectively.

Notes Payable

On February 7, 2019, the Company received $60,000 in exchange for a promissory note with a director for $66,000, including an original issue discount of $6,000 (the “February 2019 Note”). The note had no stated interest rate and was due on May 8, 2019. The Company amortized the full $6,000 original issue discount in the statement of operations and comprehensive loss through December 31, 2019. On July 21, 2020, the Company converted the February 2019 Note into common stock.

On February 1, 2019, the Company entered into a consulting agreement with its former executive director. In connection with the consulting agreement, on March 5, 2019, the Company issued a note payable to its former executive director for $150,000 (the “March 2019 Note”). The note had no interest and was due and payable on March 4, 2020. The consulting agreement expired on February 1, 2020. On July 21, 2020, the Company converted the March 2019 Note into common stock.

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

The Company entered into a Secured Promissory Note, dated January 10, 2020 (the “Note”), by and among Enveric Biosciences, Inc. and Alpha Capital Anstalt (“Alpha”), pursuant to which, on January 10, 2020, Enveric Biosciences, Inc. received aggregate gross proceeds of $1,500,000. Pursuant to the Note, the aggregate obligations of Enveric Biosciences, Inc. under the Note were automatically, immediately prior to the consummation of the amalgamation, converted into shares of Enveric Biosciences, Inc. common stock, subject to the terms and provisions of the Note. Pursuant to the Note, upon conversion of the term loans made by the lenders subject to the terms of the Note, Enveric Biosciences, Inc. was required to cause Ameri to issue each lender warrants to purchase Ameri Common Stock. Upon consummation of the amalgamation, Enveric Biosciences, Inc. agreed to cause Ameri to register the resale of the warrant shares. The Note bore interest at 7% per annum and was due on March 31, 2020.

On May 6, 2020, the Company entered into an amendment to the Note (the “First Note Amendment”). Pursuant to the First Note Amendment, Alpha waived previous defaults on the Note, and extended the maturity date of the Note to June 30, 2020. In exchange for the First Note Amendment, the Company and Alpha agreed that (i) at the Effective Time, Ameri would issue to the holder of a certain note issued by Enveric Biosciences, Inc., series B warrants (the “Series B Warrants”) to acquire 8,100,000 shares of common stock of the Company resulting from the amalgamation, and (ii) providing for certain registration rights, pursuant to a registration rights agreement, of the Series B Warrants and the shares issuable upon exercise of the Series B Warrants. The Series B Warrants shall be exercisable for a period of five years commencing on the ninetieth (90th) day after the later of the last day of the Lock-up Period and leak-out Period (accelerated or otherwise) set forth in the Lock-up agreement to be executed by the holders of Enveric Biosciences, Inc. securities in connection with the Amalgamation, at a price of $0.01 per share, and shall also be exercisable on a cashless basis. Pursuant to the preceding, the Series B Warrants were converted into warrants to purchase 1,791,923 shares of the Company’s Common Stock, at an exercise price of $0.01 per share. The Series B Warrants were exercised in full during April 2021.

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

NOTE 7 - SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock (“Common Stock”) are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2021 and December 31, 2020, 100,000,000 shares of common stock were authorized under the Company’s articles of incorporation.

On December 30, 2020, the Company amended its articles of incorporation to designate and authorize 20,000,000 shares of preferred stock. The Company issued Series B preferred stock (“Series B Preferred Stock), which has a certificate of designation authorizing issuance of 3,600,000 preferred shares. The Series B Preferred Stock is convertible by the holder at any time into common stock at a rate of one to one.

Common Stock Activity

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

During the year ended December 31, 2020, 571,987 shares of Common Stock, valued at $1,900,546 were issued to Tikkun Pharma Inc. as consideration for their assignment of rights to certain skin care treatment assets and intellectual property rights to certain formulations. The aggregate purchase price was $1,944,689, including cash considerations of $44,143.

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

On September 16, 2021, the Company, in connection with the Amalgamation Agreement entered into on May 24, 2021, acquired MagicMed Industries Inc., and its wholly owned subsidiary MagicMed USA, Inc. The Company issued a total of 9,951,217 shares of Common Stock, valued at $39,042,282 on the date of closing. See Note 3 for further details.

During the year ended December 31, 2021, a total of 2,643,047 Common Shares were issued pursuant to exercise of warrants to purchase Common Stock for cash proceeds totaling $3,285,171.

During the year ended December 31, 2021, a total of 134,246 Common Shares were issued pursuant to cashless exercise of options to purchase Common Stock.

During the year ended December 31, 2021, a total of 1,015,315 Common Shares as inducement for the conversion of certain warrants and options. The Company recognized an inducement expense of $1,125,291 in relation to these issuances.

During the year ended December 31, 2021, the Company issued 14,121 shares to a consultant in exchange for services valued at $33,467.

During the year ended December 31, 2021, the Company issued a total of 221,653 shares of Common Stock pursuant to exercise of put rights contained in warrants originally issued by Ameri and assumed by the Company.

Issuance and Conversion of Series B Preferred Shares

On December 8, 2020, the Company issued 221,225 shares of its Series B preferred stock for gross proceeds of $300,000 and net proceeds of $260,500.

During the year ended December 31, 2020, the Company issued a total of 250,000 shares of Common Stock pursuant to the conversion of 250,000 shares of Series B Preferred Stock.

During the year ended December 31, 2021, the Company issued a total of 3,275,407 shares of Common Stock pursuant to the conversion of 3,275,407 shares of Series B Preferred Stock.

Stock Options

A summary of activity under the Company’s incentive plan for the years ended December 31, 2021 and 2020 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding – January 1, 2020	797,373	$1.99	$0.72	5.0	$—
Granted	378,800	$0.94	5.22
Expired forfeited, or cancelled	(246,408)	$1.94	0.88
Outstanding – December 31, 2020	929,765	$1.53	$2.50	6.1	$2,537,245
Granted	124,100	$2.98	$2.32
Options assumed pursuant to acquisition of MagicMed	973,840	$1.34	$1.84
Exercised	(143,796)	$0.23	$5.69
Expired forfeited, or cancelled	(692,475)	$1.69	$1.62
Outstanding – December 31, 2021	1,191,434	$1.58	$2.07	5.3	$34,333

Exercisable at December 31, 2021	958,915	$1.50	$2.01	4.5	$13,733

During the year ended December 31, 2021, 143,976 options were exercised via a cashless exercise resulting in the issuance of 134,246 shares of common stock.

Options granted during the years ended December 31, 2021 and 2020 were valued using the Black Scholes model with the following assumptions:

	December 31, 2021	December 31, 2020
Term (years)	$2.5 to 7.0	$1.5 to 4.2
Stock price	$2.04 to 3.50	$5.92
Exercise price	$2.04 to 3.50	$0.23 to 2.71
Dividend yield	0%	0%
Expected volatility	76% to 79%	84.7%
Risk free interest rate	1.1% to 1.6% %	0.37%

The above assumptions are determined by the Company as follows:

●	Stock price – Based on closing price of the Company’s common stock on the date of grant.

●	Weighted average risk-free interest rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities, which correspond to the expected term of the Company’s stock options.

●	Dividend yield —The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	Expected volatility —Based on the historical volatility of comparable companies in a similar industry.

●	Expected term —The Company has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options.

The Company’s stock-based compensation expense related to stock options for the years ended December 31, 2021 and 2020 was $60,856 and $1,977,155, respectively. As of December 31, 2021, the Company had $497,384 in unamortized stock option expense with a weighted average amortization period equal to 2.6 years.

During the first quarter 2021, the Company exchanged options to purchase 560,404 shares of common stock for 325,410 restricted stock units and 42,125 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s consolidated statement of operations and comprehensive loss.

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the year ended December 31, 2021 (there was no restricted common stock issued for the year ended December 31, 2020):

	Number of shares	Weighted average fair value
Non–vested at January 1, 2021	—	$—
Granted	125,733	$3.57
Vested	(74,224)	$4.09
Non–vested at December 31, 2021	51,509	$2.83

For the year ended December 31, 2021 and 2020, the Company recorded $231,631 and $—, in stock-based compensation expense related to restricted stock awards, respectively. As of December 31, 2021, unamortized stock-based compensation costs related to restricted share awards was $24,263, which will be recognized over a weighted average period of 0.6 years. An aggregate of 42,125 Common Shares have been issued in relation to vested restricted stock awards. The balance of Common Shares related to the vested restricted stock awards as of December 31, 2021 will be issued during the subsequent calendar year.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the year ended December 31, 2021 (there were no restricted stock units issued for the year ended December 31, 2020):

	Number of shares	Weighted average fair value
Non–vested at January 1, 2021	—	$—
Granted	6,258,377	$3.44
Forfeited	(371,944)	$3.04
Vested	(2,785,820)	$4.52
Non–vested at December 31, 2021	3,100,613	$2.52

For the year ended December 31, 2021 and 2020, the Company recorded $12,304,514 and $—, respectively, in stock-based compensation expense related to restricted stock units, with $11,463,870 included as a component of general and administrative expenses and $840,644 included as a component of research and development costs in the consolidated statement of operations. As of December 31, 2021, the Company had unamortized stock-based compensation costs related to restricted stock units of $7,774,089 which will be recognized over a weighted average period of 3.4 years and unamortized stock-based costs related to restricted stock units. As of December 31, 2021, no shares of Common Stock have been issued in relation to vested restricted stock units.

As of the end of the fiscal year ended December 31, 2021, there were 5,886,433 shares of common stock underlying outstanding restricted stock units, of which (i) 2,785,820 shares are underlying vested restricted stock units and issuable, subject to certain conditions for settlement, which includes either termination of employment with the Company or a change of control, and of which 297,635 shares may not be issued until the Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (the “Long-Term Incentive Plan”), which currently has no shares available for issuance and is short of shares to cover all of the outstanding restricted stock units, is amended to increase the number of shares authorized for issuance of awards under the Long-Term Incentive Plan upon approval by the Company’s stockholders and (ii) 3,100,613 shares are issuable upon the vesting of such restricted stock units, subject to achievement of vesting conditions, certain conditions of settlement which includes either termination of employment with the Company or a change of control, and further subject to the increase in the number of shares authorized for issuance of awards under the Long-Term Incentive Plan upon approval by the Company’s stockholders.

Warrants

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2021:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021	3,730,805	$2.05	5.2	$8,923,797
Granted	4,146,146	$4.20
Assumed pursuant to acquisition of MagicMed	5,913,672	$1.31
Exercised	(3,253,714)	$1.01
Exchanged for common stock	(768,143)	$4.65
Outstanding at December 31, 2021	9,768,766	$2.62	3.4	$801,024

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 public offering, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

All outstanding warrants are exercisable.

Warrants exchanged for Common Stock consist of an aggregate of 221,653 shares of Common Stock being issued in exchange for an aggregate of 109,372 warrants issued by Ameri and containing put rights that were exercised by the Holder and an aggregate of 973,190 shares of Common Stock being issued in exchange for an aggregate of 658,771 warrants containing certain terms wherein management determined it to be beneficial to the Company to exchange Common Shares for these warrants.

The aggregate of 221,653 Common Shares issued in exchange for the aggregate of 109,372 warrants issued by Ameri and containing put rights were issued in lieu of cash payments, in accordance with the terms of the put rights contained in the warrants.

The aggregate of 973,190 shares of common stock issued in exchange for certain outstanding warrants to purchase an aggregate of 658,771 shares of the Company’s common stock at an exercise price of $4.66 were issued pursuant to exchange agreements with the holders of such warrants. The Company believes that these exchanges are beneficial to the Company because the reacquired warrants contained provisions that required the Company to repurchase the warrants for cash at the holder’s option and/or “full ratchet” anti-dilution adjustments that may result in a reduction in the exercise price of such warrants and an increase in the number of shares issuable upon exercise thereof under certain circumstances. The Company has cancelled all of the warrants reacquired in such exchanges and they will not be reissued. In connection with this exchange, the Company recognized $826,577 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s consolidated statement of operations and comprehensive loss.

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2020:

	Number of Shares	Weighted Average Exercise Price (USD)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (USD)
Outstanding – January 1, 2020	303,891	$1.99	1.06	—
Granted	3,701,730	$0.94
Expired forfeited, or cancelled	(274,816)	$1.94
Outstanding – December 31, 2020	3,730,805	$2.05	5.2	$8,923,797

Exercisable at December 31, 2020	3,730,805	$2.05	5.2	$8,923,797

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Stockholder Demand Letters

On January 21, 2021, the Company received a stockholder litigation demand letter from the law firm of Purcell Julie & Lefkowitz LLP, on behalf of James Self, a purported stockholder of the Company. The letter demands that the Company (i) deem ineffective the December 30, 2020 amendment to the Company’s Amended and Restated Certificate of Incorporation in which the Company effected a one-for-four reverse stock split of its common stock due to the manner in which non-votes by brokers were tabulated, (ii) seek appropriate relief for damages allegedly suffered by the company and its stockholders or seek a valid stockholder approval of the amendment and reverse stock split, and (iii) adopt adequate internal controls to prevent a recurrence of the alleged misconduct. The Company disputes that the amendment was ineffective or that there were any inadequate internal controls related to the same. However, to eliminate any questions about the amendment, the Company ratified the amendment at a special stockholders’ meeting pursuant to Section 204 of the Delaware General Corporation Law. This special stockholders’ meeting occurred on May 14, 2021. On May 14, 2021, the Company filed a certificate of validation with the State of Delaware to ratify the reverse stock split on December 30, 2020. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company paid $65,000 to the purported stockholder’s counsel in connection with the changes effected.

On July 14, 2021, the Company received a stockholder demand letter from the law firm of Rigrodsky Law P.A., on behalf of Matthew Whitfield, a purported stockholder of the Company, alleging that the registration statement (the “Amalgamation Registration Statement”) filed by the Company with the SEC on June 21, 2021 omitted material information with respect to the Amalgamation and requesting that the Company and the Company board of directors provide certain corrective disclosures in an amendment or supplement to the Amalgamation Registration Statement. The Company does not believe the request had merit, but made certain changes to the Amalgamation Registration Statement, which it believes sufficed to answer the purported stockholder’s demands. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company agreed to pay $30,000 to the purported stockholder’s counsel in connection with the changes to the Amalgamation Registration Statement. This amount was paid in October 2021.

On July 22, 2021, the Company received a DGCL Section 220 books and records demand letter from the law firm of Kahn Swick & Foti, on behalf of Scott Waller, a purported stockholder of the Company, seeking access to certain books and records of the Company in connection with the process underlying the Amalgamation (as defined herein) and the Company’s engagement of its financial advisors. The Company does not believe the request had merit, but made certain changes to the Amalgamation Registration Statement, which it believes sufficed to answer the purported stockholder’s demands. The purported stockholder thereafter agreed that the changes mooted his potential claims, and the Amalgamation successfully closed. The Company agreed to pay $60,000 to the purported stockholder’s counsel in connection with the changes to the Amalgamation Registration Statement. This amount was paid in October 2021.

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

Purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan

On December 26, 2017, Jay Pharma entered into a purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan (the “Vogel-Nathan Purchase Agreement”), pursuant to which Jay Pharma was assigned ownership rights to certain patents, which were filed and unissued as of the date of the Vogel-Nathan Purchase Agreement. The Vogel-Nathan Purchase Agreement includes a commitment to pay a one-time milestone totaling $200,000 upon the issuance of a utility patent in the United States or by the European Patent Office, as defined in the agreement. The Company has accrued such amount as of December 31, 2021, as a result of the milestone criteria being achieved. Payment was made during January 2022. In addition, a milestone payment totaling $300,000 is due upon initiation of a Phase II(b) study. Research activities related to the relevant patents are still in pre-clinical stage, and accordingly, this milestone has not been achieved. The Vogel-Nathan Purchase Agreement contains a commitment for payment of royalties equaling 2% of the first $20 million in net sales derived from the commercialization of products utilizing the relevant patent. As these products are still in the preclinical phase of development, no royalties have been earned.

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

On December 30, 2020, as part of the merger with Ameri, the aggregate of 10,360,007 shares issued to Tikkun were converted to 571,987 shares of Common Stock and 1,719,906 shares of Series B Preferred Stock, after adjustment for the exchange ratio and reverse split ratio.

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

Right-of-use lease

On August 1, 2021, MagicMed entered into a lease agreement (the “LSIH Lease”) with the University of Calgary for the use and occupation of lab and office space at the University of Calgary’s Life Science Innovation Hub building located in Calgary, Alberta, Canada (the “LSIH Facility”). The Company acquired all rights and obligations contained in the LSIH Lease concurrent with its amalgamation with MagicMed.

The Company assesses whether an arrangement is a lease or contains a lease at inception. For arrangements considered leases or that contain a lease that is accounted for separately, the Company determines the classification and initial measurement of the right-of-use asset and lease liability at the lease commencement date, which is the date that the underlying asset becomes available for use. The Company has elected to account for non-lease components associated with its leases and lease components as a single lease component.

The Company recognizes a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments is calculated using either the implicit interest rate in the lease or an incremental borrowing rate.

Lease assets and liabilities are classified as follows on the consolidated balance sheet:

Lease	Classification	As of December 31, 2021
Assets
Operating	Right of use operating lease asset, net	$176,304
Total leased assets		$176,304

Liabilities
Current
Operating	Current portion of right-of-use operating lease obligation	$107,442

Long-term
Operating	Non-current portion of right-of-use operating lease obligation	68,861
Total lease liabilities		$176,303

Rent expense is recorded on the straight-line basis. Rent expense under the LSIH Lease for the year ended December 31, 2021 and 2020 was $30,586 and $—, respectively. Rent expense is recorded in research and development costs on the consolidated statements of operations and comprehensive loss.

The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the LSIH Lease:

Years ending December 31,	Amount
2022	121,601
2023	70,934
Total future minimum lease payments	192,535
Less: present value adjustment	(16,232)
Present value of lease payments	$176,303

The weighted-average remaining lease term and the weighted-average discount rate of the lease was as follows:

Lease Term and Discount Rate	December 31, 2021
Remaining lease term (years)
Operating leases	1.6

Discount rate
Operating leases	12.0%

Business advisor services agreement

On January 5, 2019, the Company entered into a business advisor services agreement. Pursuant to the terms of the agreement, the consultant provided business advisory, marketing, and investor relations services in exchange for $15,000 per month, of which $7,500 was payable in cash and $7,500 was payable in the Company’s common shares. On January 6, 2020, the Company terminated its business advisory services agreement and agreed to settle the amounts due under the agreement by (a) paying $12,500 in cash upon the completion of a bridge financing; and (b) issuing 127,856 shares of Common Stock.

Stefansky agreement

On January 1, 2020, the Company entered into an agreement with Mr. David Stefansky to serve as President and Secretary of the Company to serve until the closing Amalgamation Agreement. The Company agreed to pay Mr. Stefansky $15,000 per month and future issuance of options to purchase 650,000 shares of common stock subject to the approval of the Board of Directors. On May 1, 2020, this agreement was terminated. On May 1, 2020, the Company and Mr. David Stefansky terminated Mr. Stefansky’s agreement to serve as President and Secretary of the Company.

Cohn agreement

On May 1, 2020, the Company entered into an agreement with Mr. Henoch Cohn to serve as the Company’s President and Secretary until the consummation of the Amalgamation Agreement. The Company paid Mr. Cohn $10,000 per month. On December 30, 2020 the agreement between the Company and Mr. Henoch Cohn was terminated.

NOTE 9 – AMERI TENDER AGREEMENT

On January 10, 2020, the Company entered into an amalgamation agreement (the “Ameri Amalgamation Agreement”) with Enveric Biosciences, Inc. Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Ameri Holdings Inc. (“Ameri”), and Enveric Biosciences, Inc. Exchange Co, Inc. (“ExchangeCo”), a wholly owned subsidiary of Ameri. The Ameri Amalgamation Agreement provided that the Company would merge into Merger Sub and be amalgamated and operate as one company.

Prior to the execution and delivery of the Ameri Amalgamation Agreement, Alpha entered into agreements with Enveric Biosciences, Inc. pursuant to which Alpha agreed, subject to the terms and conditions of such agreements, to purchase, immediately prior to the consummation of the Amalgamation, shares of Enveric Biosciences, Inc.’s common stock (or common stock equivalents) and warrants to purchase Enveric Biosciences, Inc.’s common stock for an aggregate purchase price of $3.5 million. The consummation of the transactions contemplated by such agreements was conditioned upon the satisfaction or waiver of the conditions set forth in the Ameri Amalgamation Agreement. After consummation of the Amalgamation, Enveric Biosciences, Inc. agreed to cause Ameri to register the resale of the Ameri Common Stock issued and issuable pursuant to the warrants issued to the investors in the Jay Pharma Pre-Closing Financing.

Contemporaneously with the Ameri Amalgamation Agreement, the Company entered into sublicense agreements with Tikkun Pharma, Inc. (“Tikkun Pharma”). The sublicense agreements with Tikkun Pharma allows the Company to utilize (a) Tikkun Pharma’s sublicense with a third party for certain autoimmune applications, and (b) acquire and use Tikkun Pharma’s internally developing intellectual property, branding, and formulations in regards to skincare.

On April 20, 2020, the Company received a notice from the lenders of the Secured Promissory Note, dated January 10, 2020 as amended, stating that the Company was in default for not closing the amalgamation with Ameri by March 31, 2020, and that the entire Secured Promissory Note, dated January 10, 2020 as amended was due in full. On May 6 and May 26, 2020, the Company and Alpha amended the Secured Promissory Note, dated January 10, 2020 as amended and the Amalgamation Agreement, as described in below.

On May 6, 2020, the Company entered into an Amalgamation Amendment Agreement (the “Amendment”) to amend the America Amalgamation Agreement. Pursuant to the Amendment, the parties agreed that (i) at the Effective Time, Ameri Holdings, Inc. shall issue to the holder of a certain note issued by Enveric Biosciences, Inc., series B warrants (the “Series B Warrants”) to acquire 8,100,000 shares of common stock of the company resulting from the amalgamation, and (ii) providing for certain registration rights, pursuant to a Registration Statement on Form S-4, of the Series B Warrants and the shares issuable upon exercise of the Series B Warrants. The Series B Warrants shall be exercisable for a period of five years commencing on the ninetieth (90th) day after the later of the last day of the Lock-up Period and leak-out Period (accelerated or otherwise) set forth in the Lock-up agreement to be executed by the holders of Enveric Biosciences, Inc. securities in connection with the Amalgamation, at a price of $0.01 per share, and shall also be exercisable on a cashless basis.

On May 26, 2020, the Company entered into the second amendment to the Ameri Amalgamation Agreement (the “Second Amendment”) to amend the Amalgamation Agreement described in Note 7. The purpose of this amendment was to clarify that the Series B Warrants were to acquire 8,100,000 shares of common stock Enveric Biosciences, Inc. (to be approximately 3,675,035 shares of common stock of the company resulting from the Amalgamation), as well as to clarify the exchange ratio already agreed upon.

On August 12, 2020, Ameri, Enveric Biosciences, Inc., and certain other signatories thereto entered into a tender agreement (the “Tender Agreement”), which provided that, among other things, Enveric Biosciences, Inc. would become a wholly owned subsidiary of Ameri, on the terms and conditions set forth in the Tender Agreement. The Tender Agreement terminated and replaced in its entirety the Amalgamation Agreement. Upon completion of the Tender Agreement on December 30, 2020, (i) holders of outstanding common shares of Enveric Biosciences, Inc. other than Alpha will be entitled to receive the number of shares of Resulting Issuer common stock issuable in accordance with the Exchange Ratio, and (ii) Alpha will be entitled to receive shares of Series B Preferred Stock, which are convertible into shares of Resulting Issuer common stock subject to a 9.99% beneficial ownership blocker, pursuant to the Alpha Exchange Agreement. Each outstanding Enveric Biosciences, Inc. option, whether vested or unvested, and warrant that has not previously been exercised will exchanged for Resulting Issuer stock options and Resulting Issuer warrants, in each case convertible into the number of shares of Resulting Issuer common stock equal to the Exchange Ratio. Each outstanding Enveric Biosciences, Inc. option, whether vested or unvested, and warrant that has not previously been exercised will be exchanged for Resulting Issuer stock options and Resulting Issuer warrants, in each case, convertible into the number of shares of Resulting Issuer common stock equal to the Exchange Ratio. Pursuant to the preceding, the Series B Warrants were converted into warrants to purchase 1,791,923 shares of the Company’s Common Stock, at an exercise price of $0.01 per share. The Series B Warrants were exercised in full during April 2021.

NOTE 10 – INCOME TAXES

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2021	2020
United States	$(15,420,364)	$—
Foreign	(41,011,337)	(6,864,676)
Total	$(56,431,701)	$(6,864,676)

For the year ended December 31, 2021, the Company recorded an income tax benefit of $7,454,805. For the year ended December 31, 2020, the Company had no income tax expense or benefit. The income tax benefit is as follows:

	December 31,
	2021	2020
Deferred tax benefit – United States	$—	$—
Deferred tax benefit – Foreign	7,454,805	—
Total income tax benefit	$7,454,805	$—

The Company’s deferred tax assets and deferred tax liabilities consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,509,522	$1,340,152
Stock-based compensation	858,791	—
Accrued bonus	121,051	—
Intangible amortization	23,204	—
Other	35,456	—
Less valuation allowances	(6,548,024)	(1,340,152)
Total deferred tax assets	$—	$—

Deferred tax liabilities:
Indefinite lived intangible assets	(1,607,122)	—
Net deferred tax liabilities	$(1,607,122)	$—

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2021	2020
Federal	$9,411,533	$—
State	$8,664,242	$—
Foreign	$11,911,845	$5,057,176

The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. However, the net operating losses now have an indefinite carryforward as opposed to the former 20-year carryforward. As of December 31, 2021, the Company had federal net operating loss carryforwards of $9,411,533 which can be carried forward indefinitely. In addition, the Company has state net operating loss carryforwards of $8,664,242 which can be carried forward indefinitely and Canadian net operating loss carryforwards of $11,911,845 which will begin to expire in 2030.

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2021	2020
Federal income tax at the statutory rate	(21.0)%	(21.0)%
State income tax rate (net of federal)	(1.0)%	—%
Foreign tax rate differential	(4.0)%	(5.5)%
Intangible asset impairment	4.3%	—%
Non-deductible expenses	1.4%	7.4%
Change in valuation allowance	7.0%	19.1%
Effective income tax rate	(13.3)%	—%

On September 16, 2021, the Company acquired MagicMed. In connection with the acquisition, the Company recorded intangible assets from IPR&D valued at $35,500,000, which would be tested for impairment for book purposes, but without a tax basis, creating a deferred tax liability of $9,061,927. The deferred tax liability decreased to $1,607,122 due to an impairment on intangible asset of $29,048,164 and an impairment of goodwill of $8,225,862 for the year ended December 31, 2021.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $5,207,872 and $1,340,152 during the years ended December 31, 2021 and 2020, respectively.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Canadian perspective the years that remains open to examination are consistent with each jurisdiction’s statute of limitations.

NOTE 11 – SUBSEQUENT EVENTS

Underwritten Public Offering

On February 11, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in a firm commitment offering, 20,000,000 shares of the Company’s common stock, $0.01 par value per share, and accompanying warrants to purchase up to an aggregate of 20,000,000 shares of its common stock, as well as up to 3,000,000 additional shares of common stock and/or warrants to purchase an aggregate of up to 3,000,000 shares of its common stock that may be purchased by the Underwriter pursuant to a 45-day option granted to the Underwriter by the Company (the “Offering”). Each share of common stock is being sold together with a common warrant to purchase one share of common stock, at an exercise price of $0.55 per share. Such common warrants are immediately exercisable and will expire five years from the date of issuance. The combined public offering price of each share of common stock and accompanying common warrant sold in the Offering was $0.50. On February 14, 2022, the Underwriter exercised its option to purchase warrants to purchase up to 3,000,000 additional shares of the Company’s common stock.

The net proceeds from the Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the common warrants, are approximately $9.2 million (including net proceeds received on account of the Underwriter’s purchase of additional warrants to purchase 3,000,000 shares of the Company’s common stock). The Company intends to use the net proceeds from the Offering for working capital and to fund other general corporate purposes.

All securities offered and sold in the Offering (including the shares of common stock issuable from time to time upon exercise of the common warrants) will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-257690) previously filed with the Securities and Exchange Commission (the “Commission”) and declared effective by the Commission on July 9, 2021. The Offering, including the purchase of the additional warrants closed on February 15, 2022.

Notice from Nasdaq

On February 18, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 5, 2022, through February 17, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 17, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC

March 31, 2022

	By:	/s/ Joseph Tucker
Joseph Tucker
Chief Executive Officer and Director

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Tucker	Chief Executive Officer	March 31, 2022
Joseph Tucker	(Principal Executive Officer)

/s/ Carter J. Ward	Chief Financial Officer	March 31, 2022
Carter J. Ward	(Principal Financial and Accounting Officer)

/s/ David Johnson	Executive Chairman of the Board	March 31, 2022
David Johnson

/s/ George Kegler	Director	March 31, 2022
George Kegler

/s/ Sol Mayer	Director	March 31, 2022
Sol Mayer

/s/ Marcus Schabacker	Director	March 31, 2022
Marcus Schabacker

/s/ Douglas Lind	Director	March 31, 2022
Douglas Lind

/s/ Bradley Thompson	Director	March 31, 2022
Bradley Thompson

-97-