Form 10-Q
period 2022-03-31
Enveric Biosciences, Inc.
filed 2022-05-13
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 11, 2022, there were 52,684,548 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$21,694,535	$17,355,999
Prepaid expenses and other current assets	970,899	380,838
Total current assets	22,665,434	17,736,837

Other assets:
Property and equipment, net	776,793	294,430
Right-of-use operating lease asset	151,317	176,304
Intangible assets, net	6,974,688	6,923,928
Goodwill	1,610,780	1,587,634
Total other assets	9,513,578	8,982,296
Total assets	$32,179,012	$26,719,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218,298	$683,393
Accrued liabilities	764,022	1,292,721
Current portion of right-of-use operating lease obligation	111,200	107,442
Total current liabilities	2,093,520	2,083,556

Non-current liabilities:
Non-current portion of right-of-use operating lease obligation	40,117	68,861
Deferred tax liability	1,630,552	1,607,122
Warrant liability	3,973,125	653,674
Total non-current liabilities	5,643,794	2,329,657
Total liabilities	$7,737,314	$4,413,213

Commitments and contingencies (Note 6)

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 52,623,407 and 32,578,475 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	526,234	325,785
Additional paid-in capital	89,118,024	82,747,390
Accumulated deficit	(65,260,467)	(60,736,453)
Accumulated other comprehensive income (loss)	57,907	(30,802)
Total stockholders’ equity	24,441,698	22,305,920
Total liabilities and shareholders’ equity	$32,179,012	$26,719,133

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses
General and administrative	$2,767,866	$6,470,405
Research and development	1,958,714	157,952
Depreciation and amortization	69,265	136,640
Total operating expenses	4,795,845	6,764,997

Loss from operations	(4,795,845)	(6,764,997)

Other income (expense)
Inducement expense	—	(298,714)
Change in fair value of warrant liabilities	275,969	3,813,000
Interest expense	(4,138)	—
Total other income	271,831	3,514,286

Net loss	(4,524,014)	(3,250,711)

Other comprehensive gain
Foreign currency translation	88,709	35,736

Comprehensive loss	$(4,435,305)	$(3,214,975)

Net loss per share - basic and diluted	$(0.11)	$(0.20)

Weighted average shares outstanding, basic and diluted	42,356,752	16,220,661

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	3,275,407	$32,754	10,095,109	$100,951	$15,222,770	$(11,759,557)	$(181,277)	$3,415,641
January 2021 registered direct offering	—	—	2,221,334	22,213	4,594,874	—	—	4,617,087
February 2021 registered direct offering	—	—	3,007,026	30,070	6,986,331	—	—	7,016,401
Stock-based compensation	—	—	—	—	3,591,565	—	—	3,591,565
Induced conversion of stock options into restricted stock awards	—	—	—	—	298,714	—	—	298,714
Conversion of Series B Preferred Stock	(3,275,407)	(32,754)	3,275,407	32,754	—	—	—	—
Exercise of warrants	—	—	851,099	8,511	3,258,734	—	—	3,267,245
Foreign currency translation gain	—	—	—	—	—	—	35,736	35,736
Net loss	—	—	—	—	—	(3,250,711)	—	(3,250,711)
Balance at March 31, 2021	—	$—	19,449,975	$194,499	$33,952,988	$(15,010,268)	$(145,541)	$18,991,678

Balance at January 1, 2022	—	$—	32,578,475	$325,785	$82,747,390	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering	—	—	20,000,000	200,000	5,602,464	—	—	5,802,464
Stock-based compensation	—	—	—	—	768,619	—	—	768,619
Conversion of RSUs into common shares	—	—	44,932	449	(449)	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	88,709	88,709
Net loss	—	—	—	—	—	(4,524,014)	—	(4,524,014)
Balance at March 31, 2022	—	$—	52,623,407	$526,234	$89,118,024	$(65,260,467)	$57,907	$24,441,698

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(4,524,014)	$(3,250,711)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(275,969)	(3,813,000)
Stock-based compensation	768,619	3,591,565
Inducement expense	—	298,714
Amortization of right-of-use asset	34,455	—
Amortization of intangible assets	42,188	136,640
Depreciation expense	27,077	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(588,975)	(66,208)
Accounts payable and accrued liabilities	6,021	(59,278)
Right-of-use operating lease liability	(38,343)	—
Net cash used in operating activities	(4,548,941)	(3,162,278)

Cash Flows From Investing Activities:
Purchases of property and equipment	(505,507)	—
Purchase of license agreement	—	(675,000)
Net cash used in investing activities	(505,507)	(675,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants, net of offering costs	9,397,884	21,614,488
Proceeds from warrant exercises	—	3,267,245
Net cash provided by financing activities	9,397,884	24,881,733

Effect of foreign exchange rate on cash	(4,900)	34,235

Net increase in cash	4,338,536	21,078,690
Cash at beginning of period	17,355,999	1,578,460
Cash at end of period	$21,694,535	$22,657,150

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,138	$—

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in conjunction with common stock issuance	$3,595,420	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Operations

Enveric Biosciences, Inc. (“Enveric Biosciences, Inc.” “Enveric” or the “Company”) (formerly known as Ameri Holdings, Inc.) (“Ameri”) is a pharmaceutical company developing innovative, evidence-based cannabinoid medicines. The head office of the Company is located in Naples, Florida. The Company has the following wholly owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Ltd. (“HoldCo”), MagicMed Industries, Inc. (“MagicMed”), and Enveric Canada. The Company has an Amalgamation Agreement (“Amalgamation Agreement”) and tender agreement (“Tender Agreement”) with Jay Pharma, which were entered into in prior years.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Going Concern and Other Uncertainties

The Company has incurred continuing losses from its operations. As of March 31, 2022, the Company had an accumulated deficit of $65,260,467 and working capital of $20,571,914. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

The Company’s material cash requirements consist of working capital to fund capital expenditures incurred at their research facility in Calgary and their operations, which consist primarily of, without limitation, employee related expenses, product development activities conducted by third parties, research materials and lab supplies, facility related expenses including rent and maintenance, costs associated with preclinical studies, patent related costs, costs of regulatory and public company compliance, insurance costs, audit costs, consultants and legal fees. Additionally, the Company currently utilizes third-party contract CROs to assist with clinical development activities. If the Company obtains regulatory approval for any of their product candidates, they expect to incur significant expenses to engage third-party contract CMOs to carry out their clinical manufacturing activities as they do not yet have a commercial organization, and incur significant expenses related to developing their internal commercialization capability to support product sales, marketing and distribution. The Company’s current working capital resources are sufficient to fund these material cash requirements for the next twelve months.

The Company expects to finance future cash needs through public or private equity offerings, debt financings, or business development transactions. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate research and development programs or obtain funds through arrangements with collaborators or others that may require the Company to relinquish rights to certain pipeline candidates that they might otherwise seek to develop or commercialize independently. The Company’s ability to finance future cash needs through equity offerings may be limited by the amount of authorized and unissued shares. As of the date of filing of this Quarterly Report on Form 10-Q, the Company does not have sufficient unreserved, authorized shares to secure an equity investment of sufficient amount, based on the Company’s currently traded price per share. The Company intends to seek shareholder approval for an increase in authorized shares to remedy the insufficiency of unreserved authorized shares. There can be no assurances given as to shareholder approval of an increase in authorized shares.

Nasdaq Notice

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

While the letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market, a failure to cure this deficiency would result in a delisting from the Nasdaq, which would result in significantly increased uncertainty as to the Company’s ability to raise capital required to fund its cash requirements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s financial statements for the year ended December 31, 2021. There were no significant changes to these accounting policies during the three months ended March 31, 2022.

Reclassification

Certain reclassifications have been made to the prior period financial statements to conform to the current period financial statement presentation. Certain amounts related to depreciation and amortization from the prior period were reclassified from General and administrative line item to Depreciation and amortization line item on the Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). These reclassifications had no net effect on loss from operations, net loss, or cash flows as previously reported.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of stock-based compensation, accruals associated with third party providers supporting research and development efforts, estimated fair values of long lives assets used to record impairment charges related to intangible assets, acquired in-process research and development (“IPR&D”), and goodwill, and allocation of purchase price in business acquisitions. Actual results could differ from those estimates.

Foreign Currency Translation

From inception through March 31, 2022, the reporting currency of the Company was the United States dollar while the functional currency of the Company’s subsidiaries was the Canadian dollar. For the reporting periods ended March 31, 2022 and March 31, 2021, the Company engaged in a number of transactions denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company translates the assets and liabilities of its Canadian subsidiaries into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as foreign currency translation gain (loss), which is included in the consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss).

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss) as incurred.

Warrant Liability

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the unaudited condensed consolidated balance sheets. The Company accounts for common stock warrants with put options as liabilities under ASC 480. Such warrants are subject to remeasurement at each unaudited condensed consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the unaudited condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants. At that time, the portion of the warrant liability related to such common stock warrants will be reclassified to additional paid-in capital.

Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital. Any offering costs allocated to warrant liabilities are charged to general and administrative expenses on the Company’s unaudited condensed consolidated statement of operations.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2022 and 2021 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260-10-45-13, penny warrants were included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 because the effect of their inclusion would have been anti-dilutive.

	For the Three Months Ended March 31,
	2022	2021
Warrants to purchase shares of common stock	32,768,766	5,979,611
Restricted stock units - vested and unissued	2,785,820	1,207,825
Restricted stock units - unvested	4,793,102	2,071,459
Restricted stock awards - vested and unissued	42,131	44,390
Restricted stock awards - unvested	6,477	26,596
Options to purchase shares of common stock	1,141,434	369,361
Total potentially dilutive securities	41,537,730	9,699,242

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of March 31, 2022 and December 31, 2021 because of their short-term nature.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of March 31, 2022 and indicates the fair value of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2022	December 31, 2021
Warrant liabilities - January 2021 Warrants	3	$41,201	$333,471
Warrant liabilities - February 2021 Warrants	3	41,695	320,203
Warrant liabilities - February 2022 Warrants	3	3,890,229	—
Fair value as of March 31, 2022		$3,973,125	$653,674

The warrant liabilities are all classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Initial measurement

The Company established the initial fair value of its warrant liabilities at the respective dates of issuance. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations are below:

February 2022 Warrants
February 15, 2022
Term (years)	5.0
Stock price	$0.32
Exercise price	$0.55
Dividend yield	—%
Expected volatility	74.1%
Risk free interest rate	1.9%

Number of warrants	23,000,000
Value (per share)	$0.16

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities:

Total Warrant Liabilities
Fair value as of December 31, 2021	$653,674
Issuance of February 2022 warrants	3,595,420
Change in fair value	(275,969)
Fair value as of March 31, 2022	$3,973,125

The key inputs into the Black Scholes valuation model for the Level 3 valuations as of March 31, 2022 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants
Term (years)	3.8	3.9	4.9
Stock price	$0.33	$0.33	$0.33
Exercise price	$4.95	$4.90	$0.55
Dividend yield	—%	—%	—%
Expected volatility	76.0%	76.0%	75.3%
Risk free interest rate	2.44%	2.44%	2.42%

Number of warrants	1,821,449	1,714,005	23,000,000
Value (per share)	$0.02	$0.02	$0.17

Leases

Operating lease assets are included within right-of-use operating lease asset and operating lease liabilities are included in current portion of right-of-use operating lease obligation and non-current portion of right-of-use operating lease obligation on the consolidated balance sheet as of March 31, 2022. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. INTANGIBLE ASSETS AND GOODWILL

As of March 31, 2022, the Company’s intangible assets consisted of:

Goodwill
Balance at December 31, 2021	$1,587,634
Gain on currency translation	23,146
Balance at March 31, 2022	$1,610,780

Indefinite lived intangible assets
Balance at December 31, 2021	$6,375,492
Gain on currency translation	92,948
Balance at March 31, 2022	$6,468,440

Definite lived intangible assets
Balance at December 31, 2021	$548,436
Amortization	(42,188)
Balance at March 31, 2022	$506,248

For goodwill, identified indefinite lived assets, and identified definite lived intangible assets, there was no impairment expense during the three months ended March 31, 2022 and 2021. For identified definite lived intangible assets, amortization expense amounted to $42,188 and $136,640 during the three months ended March 31, 2022 and 2021, respectively.

The Company amortizes definite lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of identified intangible assets based on the carrying amount as of March 31, 2022 is as follows:

Year ending December 31,
2022 (excluding the three months ended March 31)	$126,563
2023	168,750
2024	168,750
2025	42,185
$506,248

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc (“EBCI”), with all amounts translated into U.S. dollars:

	March 31, 2022	December 31, 2021
Lab equipment	$814,555	$310,957
Computer equipment	16,660	10,818

Less: Accumulated depreciation	(54,422)	(27,345)
Property and equipment, net of accumulated depreciation	$776,793	$294,430

Depreciation expense was $27,077 and $— for the three months ended March 31, 2022 and 2021, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock (“Common Stock”) are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of March 31, 2022, 100,000,000 shares of common stock were authorized under the Company’s articles of incorporation.

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

Common Stock Activity

On February 15, 2022, the Company completed a public offering of 20,000,000 shares of Common Stock and warrants to purchase up to 20,000,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, Enveric granted the underwriter a 45-day option to purchase up to an additional 3,000,000 shares of common stock and/or warrants to purchase up to an additional 3,000,000 shares of common stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 3,000,000 shares of common stock. At closing, Enveric received net proceeds from the offering of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses with $5.8 million allocated to equity, $3.6 million to warrant liability and the remaining $0.3 million recorded as an expense.

During the three months ended March 31, 2022, a total of 44,932 shares of Common Stock were issued pursuant to the conversion of restricted stock units.

Stock Options

A summary of activity under the Company’s incentive plan for the three months ended March 31, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,191,434	$1.58	$2.07	5.3	$34,333
Forfeited	(50,000)	3.50	2.81	—	—
Outstanding at March 31, 2022	1,141,434	$1.50	$2.03	4.9	$—

Exercisable at March 31, 2022	958,915	$1.50	$2.01	4.2	$—

The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the three months ended March 31, 2022 and 2021 was $36,989 and $     , respectively. As of March 31, 2022, the Company had $319,895 in unamortized stock option expense, which will be recognized over a weighted average period of 1.8 years.

During the three months ended March 31, 2021, the Company exchanged options to purchase 560,404 shares of common stock for 325,410 restricted stock units and 42,125 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s consolidated statement of operations and comprehensive income (loss).

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the three months ended March 31, 2022:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2021	51,509	$2.83
Forfeited	(35,000)	$2.93
Vested	(10,032)	$3.05
Non-vested at March 31, 2022	6,477	$1.93

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021, the Company recorded $11,863 and $32,112, in stock-based compensation expense within general and administrative expense, related to restricted stock awards, respectively. As of March 31, 2022, unamortized stock-based compensation costs related to restricted share awards was $12,500, which will be recognized over a weighted average period of 0.5 years. The balance of Common Shares related to the vested restricted stock awards as of March 31, 2022 will be issued during the 2022 calendar year. There are 42,131 vested and unissued shares of restricted stock awards as of March 31, 2022.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the three months ended March 31, 2022:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2021	3,100,613	$2.52
Granted	1,872,215	$0.67
Forfeited	(134,794)	$3.99
Vested	(44,932)	$3.99
Non-vested at March 31, 2022	4,793,102	$1.75

For the three months ended March 31, 2022 and 2021, the Company recorded $719,767 and $3,559,453, respectively, in stock-based compensation expense related to restricted stock units. As of March 31, 2022, the Company had unamortized stock-based compensation costs related to restricted stock units of $7,070,834 which will be recognized over a weighted average period of 3.4 years and unamortized stock-based costs related to restricted stock units. As of March 31, 2022, 44,932 shares of Common Stock have been issued in relation to vested restricted stock units and 2,785,820 restricted stock units are vested without shares of Common Stock being issued.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three months ended March 31,
Stock-based compensation for RSU	2022	2021
General and administrative	$358,818	$3,559,453
Research and development	360,949	—
Total	$719,767	$3,559,453

Warrants

On February 11, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in a firm commitment offering, 20,000,000 shares of the Company’s common stock (“Common Stock”), $0.01 par value per share, and accompanying warrants to purchase up to an aggregate of 20,000,000 shares of its common stock (“Warrants”), as well as up to 3,000,000 additional shares of common stock and/or warrants to purchase an aggregate of up to 3,000,000 shares of its common stock that may be purchased by the Underwriter pursuant to a 45-day option granted to the Underwriter by the Company (the “Offering”). Each share of common stock is being sold together with a common warrant to purchase one share of common stock, at an exercise price of $0.55 per share. Such common warrants are immediately exercisable and will expire five years from the date of issuance. There is not expected to be any trading market for the common warrants issued in the Offering. The combined public offering price of each share of common stock and accompanying common warrant sold in the Offering was $0.50. On February 14, 2022, the Underwriter exercised its option to purchase an additional 3,000,000 warrants.

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2022:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2021	9,768,766	$2.62	3.4	$801,024
Granted	23,000,000	0.55	—	—
Outstanding at March 31, 2022	32,768,766	$1.17	4.4	$35,729

Exercisable at March 31, 2022	32,768,766	$1.17	4.4	$35,729

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 public offering, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. COMMITMENTS AND CONTINGENCIES

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement with Tikkun

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

7. INCOME TAXES

On September 16, 2021, the Company acquired MagicMed. In connection with the acquisition, the Company recorded intangible assets from IPR&D valued at $35,500,000, which would be tested for impairment for book purposes, but without a tax basis, creating a deferred tax liability of $9,061,927. The deferred tax liability decreased to $1,607,122 due to an impairment on intangible assets of $29,048,164 and an impairment of goodwill of $8,225,862 for the year ended December 31, 2021. As of March 31, 2022, the balance of the deferred tax liability is $1,630,552.

8. SUBSEQUENT EVENTS

Spin-Off and Related Private Placement

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets to a wholly-owned subsidiary, Acanna Therapeutics, Inc. (“Acanna”), which was incorporated on April 13, 2022, by way of dividend to Enveric shareholders (the “Spin-Off”). The Spin-Off will be subject to various conditions, including Acanna meeting the qualifications for listing on The Nasdaq Stock Market, and if successful, would result in two standalone public companies.

In connection with the Spin-Off, on May 5, 2022, Acanna and the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which Acanna agreed to sell up to an aggregate of 5,000 shares of Acanna’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Acanna Series A Preferred Stock”), at price of $1,000 per share, and warrants (the “Warrants”) to purchase shares of Acanna’s common stock, par value $0.01 per share (the “Acanna Common Stock”), for an aggregate purchase price of up to $5,000,000 (the “Private Placement”). Pursuant to the Purchase Agreement, Acanna has issued 1,000 shares of the Acanna Series A Preferred Stock to the Investor in exchange for $1,000,000 on May 5, 2022, with the remaining Acanna Series A Preferred Stock and Warrants to be issued for a price of $4,000,000 upon the completion of the Spin-Off (such date that Acanna commences trading on the Nasdaq Stock Market, the “Spin-Off Date”). Pursuant the terms of the Purchase Agreement and the Certificate of the Designations (as defined below), the holders of the Acanna Series A Preferred Stock have a Put Right (as defined below) under certain circumstances described below, with Acanna’s payment obligations under the Put Right guaranteed by the Company. The Purchase Agreement contains customary representations and warranties, agreements, obligations, conditions to closing and termination provisions.

Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Private Placement. Pursuant to the Purchase Agreement, Acanna has agreed to pay Palladium a cash fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Acanna Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Acanna Series A Preferred Stock in the Private Placement. In addition, Acanna will issue to Palladium warrants equal to 8% of the shares issuable upon conversion of the Acanna Series A Preferred Stock (the “Palladium Warrants”). The fee due in connection with the Private Placement shall be paid to Palladium in the form of convertible preferred stock and warrants on similar terms to the securities issued in the Private Placement (together with the Palladium Warrants, the “Palladium Securities”).

Terms of Acanna Series A Preferred Stock

Under the Certificate of the Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”), on or immediately prior to the Spin-Off Date, the outstanding Acanna Series A Preferred Stock will be automatically converted into a number of shares of Acanna Common Stock equal to 25% of the then issued and outstanding Acanna Common Stock, subject to the Beneficial Ownership Limitation (as defined below).

The Certificate of Designations contains limitations that prevent the holder thereof from acquiring shares of Acanna Common Stock upon conversion that would result in the number of shares of Acanna Common Stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Acanna Common Stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”), except that upon notice from the holder to Acanna, the holder may increase or decrease the amount of ownership of outstanding shares of Acanna Common Stock after converting the holder’s shares of Acanna Series A Preferred Stock, provided that any change in the Beneficial Ownership Limitation shall not be effective until 61 days following notice to Acanna.

The Certificate of Designations provides that upon the earlier of (i) the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred; or (ii) such time that Acanna and the Company have abandoned the Spin-Off or the Company is no longer pursuing the Spin-Off in good faith, the holders of the Acanna Series A Preferred Stock shall have the right (the “Put Right”), but not the obligation, to cause Acanna to purchase all or a portion of the Acanna Series A Preferred Stock for a purchase price equal to $1,000 per share, subject to certain adjustments as set forth in the Certificate of Designations (the “Stated Value”), plus all the accrued but unpaid dividends per share. Starting on the execution date of the Purchase Agreement pursuant to which it is sold, each share of Acanna Series A Preferred Stock shall accrue cumulative dividends at the rate of 5% per annum on the Stated Value, whether or not such dividends are declared by the Board of Directors and whether or not the Corporation has the funds available to pay such dividends. These cumulative dividends will automatically cease accruing on the Spin-Off Date. In addition, after the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred and Acanna is not in material default of any of the transaction documents, Acanna may, at its option, at any time and from time to time, redeem the outstanding shares of Acanna Series A Preferred Stock, in whole or in part, for a purchase price equal to the aggregate Stated Value of the shares of Acanna Series A Preferred Stock being redeemed and the accrued and unpaid dividends on such shares.

Registration Rights Agreement

In connection with the Private Placement, Acanna entered into a registration rights agreement, dated as of May 5, 2022 (the “Registration Rights Agreement”), with the Investor, pursuant to which Acanna shall, on such date that Acanna files a registration statement with the SEC in connection with the Spin-Off, file such a registration statement to register the shares of Acanna Common Stock issuable upon: (i) the conversion of the Acanna Series A Preferred Stock sold in the Private Placement, (ii) the exercise of the Warrants sold in the Private Placement, and (iii) the conversion or exercise, as applicable, of the Palladium Securities (the “Registrable Securities”); and to cause such registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the Spin-Off Date, and shall use its reasonable best efforts to keep such registration statement continuously effective under the Securities Act until the date that all Registrable Securities covered by such registration statement have been sold or are otherwise able to be sold pursuant to Rule 144 promulgate under the Securities Act. The Registration Rights Agreement provides for liquidated damages to the extent that Acanna does not file or maintain a registration statement in accordance with the terms thereof.

Series C Preferred Stock

On May 3, 2022, the Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of Series C Preferred Stock (“Series C Preferred Stock”) for each outstanding share of Common Stock (the “Common Stock”) held of record as of 5:00 p.m. Eastern Time on May 13, 2022 (the “Record Date”). The outstanding shares of Series C Preferred Stock will vote together with the outstanding shares of the Company’s Common Stock, as a single class, exclusively with respect to a proposal to increase the number of authorized shares of the Company’s Common Stock, a proposal giving the Board of Directors the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders, as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the foregoing matters. If these proposals do not receive approval at a meeting of stockholders duly called for the purpose of voting thereon, the Company may be unable to regain compliance with Nasdaq’s minimum bid price requirement within the required period of time, which could lead to our Common Stock being delisted. If we are unable to maintain the listing of our Common Stock on Nasdaq, we may face difficulty raising additional capital.

No shares of Series C Preferred Stock may be transferred by the holder thereof except in connection with a transfer by such holder of any shares of Common Stock held by such holder.

Each share of Series C Preferred Stock will entitle the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series C Preferred Stock will have a ratable number of votes). Thus, each one-thousandth of a share of Series C Preferred Stock would entitle the holder thereof to 1,000 votes. The outstanding shares of Series C Preferred Stock will vote together with the outstanding shares of Common Stock of the Company as a single class with respect to certain proposals to amend the Certificate of Incorporation (“Certificate of Incorporation”) and to adjourn meetings of stockholders called for the purpose of voting on Reverse Stock Split (“Reverse Stock Split”) or Share Increase Proposal (the “Adjournment Proposal”).

The holder of Series C Preferred Stock, as such, will not be entitled to receive dividends of any kind.

The Series C Preferred Stock will rank senior to the Common Stock as to any distribution of assets upon a liquidation, dissolution or winding up of the Company, whether voluntarily or involuntarily (a “Dissolution”).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All shares of Series C Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split, the Share Issuance Proposal and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series C Preferred Stock (the “Initial Redemption”).

The Series C Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series C Preferred Stock has no stated maturity and is not subject to any sinking fund. The Series C Preferred Stock is not subject to any restriction on the redemption or repurchase of shares by the Company while there is any arrearage in the payment of dividends or sinking fund installments.

The Certificate of Designation was filed with the Delaware Secretary of State and became effective on May 4, 2022.

Departure of Directors or Certain Officers

On May 3, 2022, Brad Thompson, PhD resigned from the board of directors of the Company. Dr. Thompson’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

Issuance of Shares

In April 2022, the Company issued an aggregate of 61,141 shares of Common Stock to its Directors, with such shares being the vested components of restricted stock awards granted to the Company’s Directors in accordance with the Company’s Director compensation policies. The shares were issued with legends which restrict their trading on the Nasdaq exchange .

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Enveric Biosciences, Inc., a Delaware corporation.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the annual report on Form 10-K filed with the SEC on March 31, 2022. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Recent Developments

February 2022 Offering

On February 15, 2022, we completed a public offering of 20,000,000 shares of Common Stock and warrants to purchase up to 20,000,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, we granted the underwriter a 45-day option to purchase up to an additional 3,000,000 shares of common stock and/or warrants to purchase up to an additional 3,000,000 shares of common stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 3,000,000 shares of common stock. At closing, we received net proceeds from the offering of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses with $5.8 million allocated to equity, $3.6 million to warrant liability and the remaining $0.3 million recorded as an expense.

Series C Preferred Stock

On May 3, 2022, the Board of Directors declared a dividend of one one-thousandth of a share of Series C Preferred Stock, par value $0.01 per share (“Series C Preferred Stock”), for each outstanding share of Company common stock, par value $0.01 per share (“Common Stock”), to stockholders of record at 5:00 p.m. Eastern Time on May 13, 2022.

Spin-Off and related Private Placement

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets to a wholly-owned subsidiary, Acanna Therapeutics, Inc. (“Acanna”), by way of dividend to Enveric shareholders (the “Spin-Off”). The Spin-Off will be subject to various conditions, including Acanna meeting the qualifications for listing on The Nasdaq Stock Market, and if successful, would result in two standalone public companies.

In connection with the Spin-Off, on May 5, 2022, Acanna and the Company entered into a securities purchase agreement with an accredited investor. Under the Securities Purchase Agreement, Acanna received $1,000,000 in exchange for 1,000 shares of Acanna’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Acanna Series A Preferred Stock”). Following the Spin-Off, Acanna is expected to, subject to certain other conditions, receive an additional $4,000,000 from the investor in exchange for an addition 4,000 shares of Acanna Series A Preferred Stock and warrants to purchase shares of Acanna’s common stock. On or immediately prior to the Spin-Off, the outstanding Acanna Series A Preferred Stock will be automatically converted into a number of shares of Acanna common stock equal to 25% of the then issued and outstanding Acanna common stock.

In connection with the securities purchase agreement, on May 5, 2022, Acanna entered into a registration rights agreement with the investor in the securities purchase agreement. Under the registration rights agreement, Acanna shall on such date that Acanna files a registration statement with the SEC in connection with the Spin-Off, file a registration statement to register the shares of common stock (i) issuable upon conversion of the Acanna Series A Preferred Stock, (ii) issuable upon exercise of the warrants to purchase shares of Acanna’s common stock sold in the private placement (iii) issuable upon exercise of the warrants to purchase shares of Acanna’s common stock issued to the placement agent in the private placement, and (iv) issuable upon conversion of convertible preferred stock issued to the placement agent in the private placement. Acanna must also to cause such registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as promptly as possible after the filing thereof, but in any event no later than the date of the Spin-Off.

Key Components of Our Results of Operations

Operating Expenses

Our operating expenses include financial statement preparation services, tax compliance, various consulting and director fees, legal services, auditing fees, stock-based compensation, and research and development expenses.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2022 and the comparable period in 2021:

	For the Three Months Ended March 31,
	2022	2021
Operating expenses
General and administrative	$2,767,866	$6,470,405
Research and development	1,958,714	157,952
Depreciation and amortization	69,265	136,640
Total operating expenses	4,795,845	6,764,997

Loss from operations	(4,795,845)	(6,764,997)

Other income (expense)
Inducement expense	—	(298,714)
Change in fair value of warrant liabilities	275,969	3,813,000
Interest expense	(4,138)	—
Total other income	271,831	3,514,286

Net loss	(4,524,014)	(3,250,711)

Other comprehensive gain
Foreign currency translation	88,709	35,736

Comprehensive loss	$(4,435,305)	$(3,214,975)

Net loss per share - basic and diluted	$(0.11)	$(0.20)

Weighted average shares outstanding, basic and diluted	42,356,752	16,220,661

General and Administrative Expenses

Our general and administrative expenses decreased to $2,767,866 for the three months ended March 31, 2022 from $6,470,405 for the three months ended March 31, 2021, a decrease of $3,702,539, or 57%. This change was primarily driven by a decrease in stock-based compensation of $3,183,895 and a decrease in legal expenses of $207,894, offset by an increase in salaries and wages of $282,453.

Research and Development Expenses

Our research and development expense for the three months ended March 31, 2022 was $1,958,714 compared to $157,952 for the three months ended March 31, 2021. This increase was primarily driven by increased product development activities during the current year, as compared to the prior year, in particular, research relating to psychedelic molecules, activities which the Company was not engaged in during the comparable quarter of the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2022 was $69,265 as compared to $136,640 for the three months ended March 31, 2021, with a decrease of $67,375, or approximately 49%. The decrease is due to amortization expense in the prior year including charges totaling $136,640 and relating to definite lived intangible assets which were fully impaired as of December 31, 2021, offset by amortization of $42,188 for definite lived intangible assets not affected by the prior year impairment and depreciation expense of $27,077 incurred in relation to fixed assets acquired subsequent to March 31, 2021.

Change in Fair Value of Warrant Liabilities

The Company’s change in gain in fair value warrant liabilities was a decrease of $3,537,031 for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due primarily to a decrease in the Company’s stock price within each period.

Inducement Expense

Inducement expense was $     for the for the three months ended March 31, 2022 as compared to $298,714 for the three months ended March 31, 2021 representing a decrease of 100%. The expenses recorded in 2021 were related to inducement incurred related to the conversion of warrants and options. The Company did not incur such expenses in the current period.

Foreign Currency Translation

Our foreign currency translation gain (loss) was $88,709 for the three months ended March 31, 2022 as compared to $35,736 for the three months ended March 31, 2021, for an increase in $52,973. The increase in foreign exchange gain is primarily due to the U.S. Dollar weakening against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses.

Liquidity and Capital Resources

The Company has incurred continuing losses from its operations. As of March 31, 2022, the Company has had an accumulated deficit of $65,260,467 and working capital of $20,571,914. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

On February 15, 2022, the Company completed a registered direct offering of 20,000,000 shares of Common Stock at approximately $0.50 per share for gross proceeds of approximately $10.0 million. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $9.1 million.

We believe that, as a result of February offering, we currently have sufficient cash and financing commitments to meet our funding requirements over the next year. Notwithstanding, we expect that we will need to raise additional financing to accomplish our development plan over the next several years. We may seek to obtain additional funding through debt or equity financing in the future. There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from our operations will be sufficient to meet our current operating costs. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results.

On May 3, 2022, the Board of Directors declared a dividend of one one-thousandth of a share of Series C Preferred Stock for each outstanding share of Common Stock held of record as of 5:00 p.m. Eastern Time on May 13, 2022. The outstanding shares of Series C Preferred Stock will vote together with the outstanding shares of the Company’s Common Stock, as a single class, exclusively with respect to a proposal to increase the number of authorized shares of the Company’s Common Stock, a proposal giving the Board of Directors the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders, as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the foregoing matters. If these proposals do not receive approval at a meeting of stockholders duly called for the purpose of voting thereon, the Company may be unable to regain compliance with Nasdaq’s minimum bid price requirement within the required period of time, which could lead to our Common Stock being delisted. If we are unable to maintain the listing of our Common Stock on Nasdaq, we may face difficulty raising additional capital.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

The following table sets forth a summary of cash flows for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,548,941)	$(3,162,278)
Net cash used in investing activities	(505,507)	(675,000)
Net cash provided by financing activities	9,397,884	24,881,733
Effect of foreign exchange rate on cash	(4,900)	34,235
Net increase in cash	$4,338,536	$21,078,690

Operating Activities

Net cash used in operating activities was $4,548,941 during the three months ended March 31, 2022, which consisted primarily of a net loss of $4,524,014, prepaid expenses of $588,975, and change in fair value of warrant liabilities of $275,969 offset by stock based compensation of $768,619.

Net cash used in operating activities was $3,162,278 during the three months ended March 31, 2021, which consisted primarily of a net loss of $3,250,711 and change in fair value of warranty liability of $3,813,000 offset by stock-based compensation of $3,591,565.

Investing Activities

Net cash used in investing activities was $505,507 during the three months ended March 31, 2022, which consisted of the purchase of property and equipment of $505,507.

Net cash used in investing activities was $675,000 during the three months ended March 31, 2021, which consisted of the acquisition of intellectual property from Diverse Bio.

Financing Activities

Net cash provided by financing activities was $9,397,884 during the three months ended March 31, 2022, which consisted of $9,397,884 in proceeds from the sale of common stock and warrants.

Net cash provided by financing activities was $24,881,733 during the three months ended March 31, 2021, which consisted primarily of $21,614,488 in proceeds from the sale of common stock and proceeds from the exercise of warrants of $3,267,245.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s accounting policies are fundamental to understanding its management’s discussion and analysis. The Company’s significant accounting policies are presented in Note 2 to its financial statements for the year ended December 31, 2021 and included in the Annual Report on Form 10-K filed with the SEC on March 31, 2022. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the Company’s unaudited condensed consolidated financial statements.

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

Item 3. Quantitative and qualitative disclosures about market risk

From inception through March 31, 2022, the reporting currency of the Company is the United States dollar while the functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2022.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2022.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, management had concluded that our internal control over financial reporting was not effective as of December 31, 2021, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

As of March 31, 2022, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the first quarter ending March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2022.

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.5	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
3.6	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
4.1	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.2	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.5	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.6	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)
10.1	Form of Securities Purchase Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.2	Certificate of the Designations, Preferences and Rights of Acanna Therapeutics, Inc. Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.3	Form of Registration Rights Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.4	Form of Warrant (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
May 13, 2022

	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

May 13, 2022

	By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

