Form 10-Q
period 2022-06-30
Enveric Biosciences, Inc.
filed 2022-08-12
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022

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

As of August 11, 2022, there were 1,574,764 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$18,008,951	$17,355,999
Prepaid expenses and other current assets	1,360,326	380,838
Total current assets	19,369,277	17,736,837

Other assets:
Property and equipment, net	783,456	294,430
Right-of-use operating lease asset	120,967	176,304
Intangible assets, net	6,736,386	6,923,928
Goodwill	1,561,943	1,587,634
Total other assets	9,202,752	8,982,296
Total assets	$28,572,029	$26,719,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754,296	$683,393
Accrued liabilities	1,004,251	1,292,721
Current portion of right-of-use operating lease obligation	111,096	107,442
Derivative liability	455,000	—
Total current liabilities	2,324,643	2,083,556

Non-current liabilities:
Non-current portion of right-of-use operating lease obligation	9,871	68,861
Deferred tax liability	1,630,552	1,607,122
Warrant liability	2,003,203	653,674
Total non-current liabilities	3,643,626	2,329,657
Total liabilities	$5,968,269	$4,413,213

Commitments and contingencies (Note 7)

Mezzanine equity
Redeemable non-controlling interest	637,840	—
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 52,684.548 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	527	—
Total mezzanine equity	638,367	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,054,043 and 651,921 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10,540	6,519
Additional paid-in capital	90,228,932	83,066,656
Accumulated deficit	(68,050,972)	(60,736,453)
Accumulated other comprehensive loss	(223,107)	(30,802)
Total shareholders’ equity	21,965,393	22,305,920
Total liabilities, mezzanine equity, and shareholders’ equity	$28,572,029	$26,719,133

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE

INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
General and administrative	2,501,206	$2,309,149	5,269,072	$8,740,862
Research and development	2,120,051	879,843	4,078,765	1,076,487
Depreciation and amortization	85,502	174,019	154,767	310,659
Total operating expenses	4,706,759	3,363,011	9,502,604	10,128,008

Loss from operations	(4,706,759)	(3,363,011)	(9,502,604)	(10,128,008)

Other income (expense)
Inducement expense	—	—	—	(298,714)
Change in fair value of warrant liabilities	1,969,922	2,459,543	2,245,891	6,272,543
Change in fair value of derivative liability	(53,000)	—	(53,000)	—
Interest expense	(668)	(4,821)	(4,806)	(4,821)
Total other income	1,916,254	2,454,722	2,188,085	5,969,008

Net loss	$(2,790,505)	$(908,289)	$(7,314,519)	$(4,159,000)
Less preferred dividends attributable to non-controlling interest	7,808	—	7,808	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	73,994	—	73,994	—
Net loss attributable to shareholders	(2,872,307)	(908,289)	(7,396,321)	(4,159,000)

Other comprehensive gain (loss)
Foreign currency translation	(281,014)	(33,262)	(192,305)	2,474

Comprehensive loss	$(3,153,321)	$(941,551)	$(7,588,626)	$(4,156,526)

Net loss per share - basic and diluted	$(2.73)	$(2.13)	$(7.78)	$(10.62)

Weighted average shares outstanding, basic and diluted	1,053,760	426,883	951,193	391,516

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	3,275,407	$32,754	202,249	$2,022	$15,321,699	$(11,759,557)	$(181,277)	$3,415,641
January 2021 registered direct offering	—	—	44,427	444	4,616,643	—	—	4,617,087
February 2021 registered direct offering	—	—	60,141	601	7,015,800	—	—	7,016,401
Stock-based compensation	—	—	—	—	3,591,565	—	—	3,591,565
Induced conversion of stock options into restricted stock awards	—	—	—	—	298,714	—	—	298,714
Conversion of Series B Preferred Stock	(3,275,407)	(32,754)	65,509	655	32,099	—	—	—
Exercise of warrants	—	—	17,022	170	3,267,075	—	—	3,267,245
Foreign currency translation gain	—	—	—	—	—	—	35,736	35,736
Net loss	—	—	—	—	—	(3,250,711)	—	(3,250,711)
Balance at March 31, 2021	—	$—	389,348	$3,892	$34,143,595	$(15,010,268)	$(145,541)	$18,991,678
Stock-based compensation	—	—	283	3	750,930	—	—	750,933
Conversion of stock options into restricted stock	—	—	843	8	(8)	—	—	—
Exercise of warrants	—	—	35,839	358	17,570	—	—	17,928
Exercise of options	—	—	2,685	27	(27)	—	—	—
Foreign exchange loss	—	—	—	—	—	—	(33,262)	(33,262)
Net loss	—	—	—	—	—	(908,289)	—	(908,289)
Balance at June 30, 2021	—	$—	428,998	$4,288	$34,912,060	$(15,918,557)	$(178,803)	$18,818,988

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Series C Redeemable Preferred Stock		Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2022	—	$—	—	$—	$—	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering	—	—	—	—	—	400,000	4,000	5,798,464	—	—	5,802,464
Stock-based compensation	—	—	—	—	—	—	—	768,619	—	—	768,619
Conversion of RSUs into common shares	—	—	—	—	—	899	9	(9)	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	88,709	88,709
Net loss	—	—	—	—	—	—	—	—	(4,524,014)	—	(4,524,014)
Balance at March 31, 2022	—	$—	—	$—	$—	1,052,820	$10,528	$89,633,730	$(65,260,467)	$57,907	$24,441,698
Stock-based compensation	—	—	—	—	—	—	—	677,543	—	—	677,543
Redeemable non-controlling interest, net of $402,000 embedded derivative and net of issuance costs of $41,962	—	—	1,000	556,038	556,038	—	—	—	—	—	—
Issuance of redeemable non-controlling Series C preferred stock	52,685	527	—	—	527	—	—	(527)	—	—	(527)
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	7,808	7,808	—	—	(7,808)	—	—	(7,808)
Accretion of embedded derivative to redemption value	—	—	—	73,994	73,994	—	—	(73,994)	—	—	(73,994)
Conversion of RSAs into common shares	—	—	—	—	—	1,223	12	(12)	—	—	—
Foreign exchange loss	—	—	—	—	—	—	—	—	—	(281,014)	(281,014)
Net loss	—	—	—	—	—	—	—	—	(2,790,505)	—	(2,790,505)
Balance at June 30, 2022	52,685	$527	1,000	$637,840	$638,367	1,054,043	$10,540	$90,228,932	$(68,050,972)	$(223,107)	$21,965,393

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(7,314,519)	$(4,159,000)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(2,245,891)	(6,272,543)
Change in fair value of derivative liability	53,000	—
Stock-based compensation	1,446,162	4,342,498
Inducement expense	—	298,714
Amortization of right-of-use asset	68,910	—
Amortization of intangible assets	84,375	310,659
Depreciation expense	70,392	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,031,979)	(190,757)
Accounts payable and accrued liabilities	(187,902)	486,274
Right-of-use operating lease liability	(76,686)	—
Net cash used in operating activities	(9,134,138)	(5,184,155)

Cash Flows From Investing Activities:
Purchases of property and equipment	(559,398)	—
Purchase of license agreement	—	(675,000)
Net cash used in investing activities	(559,398)	(675,000)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants, net of offering costs	9,397,884	21,614,488
Proceeds from the sale of redeemable non-controlling interest, net of offering costs (see Note 6)	958,038	—
Proceeds from warrant exercises	—	3,285,173
Net cash provided by financing activities	10,355,922	24,899,661

Effect of foreign exchange rate on cash	(9,434)	(1,049)

Net increase in cash	652,952	19,039,457
Cash at beginning of period	17,355,999	1,578,460
Cash at end of period	$18,008,951	$20,617,917

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,806	$—

Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in conjunction with common stock issuance	$3,595,420	$—
Issuance of embedded derivative	$402,000	$—
Issuance of redeemable non-controlling Series C preferred stock	$527	$—
Preferred dividends attributable to redeemable non-controlling interest	$7,808	$—
Accretion of embedded derivative to redemption value	$73,994	$—

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

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the MagicMed Warrants (“MagicMed Warrants”) and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.00005 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the MagicMed Warrants received upon exercise of such MagicMed Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s MagicMed Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 199,025 Company Shares, representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the MagicMed Warrants and Converted Options shall not exceed 148,083 Company Shares.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Akos Spin-Off

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc. (formerly known as Acanna Therapeutics, Inc.), a majority owned subsidiary of the Company (hereafter referred to as “Akos”), which was incorporated on April 13, 2022, by way of dividend to Enveric shareholders (the “Spin-Off”). The Spin-Off will be subject to various conditions, including Akos meeting the qualifications for listing on The Nasdaq Stock Market, and if successful, would result in two standalone public companies. The new company as a result of the Spin-Off will be referred to as Akos. If the Spin-Off does not occur, the Company has guaranteed the redeemable non-controlling interest (“RNCI”).

On May 5, 2022, the Company and Akos entered into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell to the Akos Investor up to an aggregate of 5,000 shares of Akos’ Series A Convertible Preferred Stock (the “Akos Series A Preferred Stock”), par value $0.01 per share at a price of $1,000 per share, and warrants (the “Akos Warrants”) to purchase shares of Akos’ common stock (the “Akos Common Stock”), par value $0.01 per share, for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022.

Reverse Stock Split

On July 14, 2022 the Company affected a 1-for-50 reverse stock split. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

Liquidity and Going Concern and Other Uncertainties

The Company has incurred continuing losses from its operations. As of June 30, 2022, the Company had an accumulated deficit of $68,050,972 and working capital of $17,044,634. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity. On July 26, 2022, the Company received net proceeds of approximately $7.2 million as a result of multiple offerings (see Note 9).

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

Nasdaq Notice

On February 18, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 5, 2022, through February 17, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 17, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 29, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market stating that for the last ten consecutive business days, from July 15 to July 28, 2022, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s financial statements for the year ended December 31, 2021. There were no significant changes to these accounting policies during the three and six months ended June 30, 2022.

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

Foreign Currency Translation

From inception through June 30, 2022, the reporting currency of the Company was the United States dollar while the functional currency of the Company’s subsidiaries was the Canadian dollar. For the reporting periods ended June 30, 2022 and June 30, 2021, the Company engaged in a number of transactions denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital. Any offering costs allocated to warrant liabilities are charged to general and administrative expenses on the Company’s unaudited condensed consolidated statement of operations.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2022 and 2021 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260-10-45-13, penny warrants were included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2022 and 2021 because the effect of their inclusion would have been anti-dilutive.

	For the three and six months ended June 30, 2022	For the three and six months ended June 30, 2021
Warrants to purchase shares of common stock	655,463	91,073
Restricted stock units - vested and unissued	56,071	—
Restricted stock units - unvested	94,550	51,930
Restricted stock awards - vested and unissued	909	—
Restricted stock awards - unvested	65	266
Options to purchase shares of common stock	22,829	4,512
Total potentially dilutive securities	829,887	147,781

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

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of June 30, 2022 and December 31, 2021 because of their short-term nature.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of June 30, 2022 and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities and the derivative liability:

	Level	June 30, 2022	December 31, 2021
Warrant liabilities - January 2021 Warrants	3	$15,138	$333,471
Warrant liabilities - February 2021 Warrants	3	14,970	320,203
Warrant liabilities - February 2022 Warrants	3	1,973,095	—
Fair value as of June 30, 2022		$2,003,203	$653,674

	Level	June 30, 2022	December 31, 2021
Derivative liability - May 2022	3	$455,000	$—
Fair value as of June 30, 2022		$455,000	$—

The warrant liabilities and derivative liability are all classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Initial measurement

The Company established the initial fair value of its warrant liabilities at the respective dates of issuance. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations of the warrant liabilities are below:

February 2022 Warrants
February 15, 2022
Term (years)	5.0
Stock price	$15.75
Exercise price	$27.50
Dividend yield	—%
Expected volatility	74.1%
Risk free interest rate	1.9%

Number of warrants	460,000
Value (per share)	$8.00

The Company established the initial fair value of its derivative liability at the respective date of issuance. The Company used a Weighted Expected Return valuation model in order to determine their value. The key inputs into the Weighted Expected Return valuation model for the initial valuations of the warrant liabilities are below:

May 2022 Derivative Liability
May 5, 2022
Principal	$1,000,000
Dividend rate	5.0%
Market rate	4.4%

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities and derivative liability:

Total Warrant Liabilities
Fair value as of December 31, 2021	$653,674
Issuance of February 2022 warrants	3,595,420
Change in fair value	(2,245,891)
Fair value as of June 30, 2022	$2,003,203

Total Derivative Liability
Fair value as of December 31, 2021	$—
Issuance of May 2022 convertible preferred stock	402,000
Change in fair value	53,000
Fair value as of June 30, 2022	$455,000

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of June 30, 2022 are below:

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants
Term (years)	3.5	3.6	4.6
Stock price	$10.70	$10.70	$10.70
Exercise price	$247.50	$245.00	$27.50
Dividend yield	—%	—%	—%
Expected volatility	78.2%	77.7%	74.3%
Risk free interest rate	3.00%	3.00%	3.01%

Number of warrants	36,429	34,281	460,000
Value (per share)	$0.42	$0.44	$4.29

The key inputs into the Weighted Expected Return valuation model for the Level 3 valuations of the derivative liability as of June 30, 2022 are below:

May 2022 Derivative Liability
Principal	$1,000,000
Dividend rate	5.0%
Market rate	6.8%

Leases

Operating lease assets are included within right-of-use operating lease asset and operating lease liabilities are included in current portion of right-of-use operating lease obligation and non-current portion of right-of-use operating lease obligation on the consolidated balance sheet as of June 30, 2022. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

Redeemable Non-controlling Interest

In connection with the issuance of Akos Series A Preferred Stock, the Akos Purchase Agreement and certificate of designation contain a put right guaranteed by the Company as defined in Note 6. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable non-controlling interests and classified them in temporary equity within its unaudited condensed consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument by accreting the embedded derivative at each reporting period over 12 months.

The Akos Series A Preferred Certificate of Designations provides that upon the earlier of (i) the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred; or (ii) such time that Akos and the Company have abandoned the Spin-Off or the Company is no longer pursuing the Spin-Off in good faith, the holders of the Akos Series A Preferred Stock shall have the right (the “Put Right”), but not the obligation, to cause Akos to purchase all or a portion of the Akos Series A Preferred Stock for a purchase price equal to $1,000 per share, subject to certain adjustments as set forth in the Akos Series A Preferred Certificate of Designations, plus all the accrued but unpaid dividends per share. Pursuant to the Akos Purchase Agreement, the Company has guaranteed the payment of the purchase price for the shares purchased under the Put Right.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

The Company determines its reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The Company then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has multiple operations related to psychedelics and cannabinoids. Both of these operations exist under one reporting unit: Enveric. The Company has one operating segment and reporting unit. The Company is organized and operated as one business. Management reviews its business as a single operating segment, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

3. INTANGIBLE ASSETS AND GOODWILL

As of June 30, 2022, the Company’s intangible assets consisted of:

Goodwill
Balance at December 31, 2021	$1,587,634
Loss on currency translation	(25,691)
Balance at June 30, 2022	$1,561,943

Indefinite lived intangible assets
Balance at December 31, 2021	$6,375,492
Loss on currency translation	(103,167)
Balance at June 30, 2022	$6,272,325

Definite lived intangible assets
Balance at December 31, 2021	$548,436
Amortization	(84,375)
Balance at June 30, 2022	$464,061

For goodwill, identified indefinite lived assets, and identified definite lived intangible assets, there was no impairment expense during the three and six months ended June 30, 2022 and 2021. For identified definite lived intangible assets, amortization expense amounted to $42,187 and $174,019 during the three months ended June 30, 2022 and 2021, respectively. For identified definite lived intangible assets, amortization expense amounted to $84,375 and $310,659 during the six months ended June 30, 2022 and 2021, respectively.

The Company amortizes definite lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of identified intangible assets based on the carrying amount as of June 30, 2022 is as follows:

Year ending December 31,
2022 (excluding the six months ended June 30)	$84,375
2023	168,750
2024	168,750
2025	42,186
$464,061

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc (“EBCI”), with all amounts translated into U.S. dollars:

	June 30, 2022	December 31, 2021
Lab equipment	$863,650	$310,957
Computer equipment	16,154	10,818

Less: Accumulated depreciation	(96,348)	(27,345)
Property and equipment, net of accumulated depreciation	$783,456	$294,430

Depreciation expense was $43,315 and $— for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $70,392 and $— for the six months ended June 30, 2022 and 2021, respectively.

5. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of June 30, 2022, 100,000,000 shares of common stock were authorized under the Company’s articles of incorporation.

On December 30, 2020, the Company amended its articles of incorporation to designate and authorize 20,000,000 shares of preferred stock. The Company issued Series B preferred stock (“Series B Preferred Stock), which has a certificate of designation authorizing issuance of 3,600,000 preferred shares. During the three months ended March 31, 2021, holders of an aggregate of 65,509 shares of Series B Preferred Stock converted their shares into 65,509 shares of common stock. Following those conversions, no Series B Preferred stock shares remain outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Shares

On May 3, 2022, the Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of the Company’s Series C Preferred Stock (“Series C Preferred Stock”) for each outstanding share of the Company’s Common Stock (the “Common Stock”) held of record as of 5:00 p.m. Eastern Time on May 13, 2022 (the “Record Date”). This dividend was based on the number of outstanding shares of Common Stock prior to the Reverse Stock Split. The outstanding shares of Series C Preferred Stock were entitled to vote together with the outstanding shares of the Company’s Common Stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of June 30, 2022, there were 52,684.548 shares of Series C Preferred Stock issued and outstanding. As of August 12, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series C Preferred Stock remain outstanding.

The Company was not solely in control of redemption of the shares since the holders had the option of deciding whether to return a proxy card for the Special Meeting, which determined whether a given holder’s shares of Series C Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series C Preferred Stock was not solely in the control of the Company, the preferred shares are classified within temporary equity in the Company’s unaudited condensed consolidated balance sheets. The preferred shares were initially measured at redemption value. The value of the preferred shares as of June 30, 2022 is $527.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Activity

On February 15, 2022, the Company completed a public offering of 400,000 shares of Common Stock and warrants to purchase up to 400,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, Enveric granted the underwriter a 45-day option to purchase up to an additional 60,000 shares of Common Stock and/or warrants to purchase up to an additional 60,000 shares of Common Stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 60,000 shares of common stock. At closing, Enveric received net proceeds from the offering of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses with $5.8 million allocated to equity, $3.6 million to warrant liability and the remaining $0.3 million recorded as an expense.

During the six months ended June 30, 2022, a total of 2,122 shares of Common Stock were issued pursuant to the conversion of restricted stock units.

Stock Options

A summary of activity under the Company’s incentive plan for the six months ended June 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	23,829	$79.00	$103.50	5.3	$34,333
Forfeited	(1,000)	$175.00	$140.50	—	—
Outstanding at June 30, 2022	22,829	$75.00	$101.50	4.6	$—

Exercisable at June 30, 2022	19,540	$75.00	$100.50	4.0	$—

The Company’s stock-based compensation expense, recorded within general and administrative expense, related to stock options for the three months ended June 30, 2022 and 2021 was $48,697 and $—, respectively. The Company’s stock-based compensation expense, recorded within general and administrative expense, related to stock options for the six months ended June 30, 2022 and 2021 was $85,686 and $—, respectively. As of June 30, 2022, the Company had $271,198 in unamortized stock option expense, which will be recognized over a weighted average period of 1.6 years.

During the six months ended June 30, 2021, the Company exchanged options to purchase 11,209 shares of common stock for 6,509 restricted stock units and 843 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s consolidated statement of operations and comprehensive income (loss).

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the six months ended June 30, 2022:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2021	1,031	$141.50
Forfeited	(700)	$146.50
Vested	(266)	$138.68
Non-vested at June 30, 2022	65	$96.50

For the three months ended June 30, 2022 and 2021, the Company recorded $6,250 and $24,003, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. For the six months ended June 30, 2022 and 2021, the Company recorded $18,113 and $56,114, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of June 30, 2022, unamortized stock-based compensation costs related to restricted share awards was $6,250, which will be recognized over a weighted average period of 0.3 years. The balance of Common Shares related to the vested restricted stock awards as of June 30, 2022 will be issued during the 2022 calendar year. There are 909 vested and unissued shares of restricted stock awards as of June 30, 2022.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the six months ended June 30, 2022:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2021	62,013	$126
Granted	37,445	$33.5
Forfeited	(2,696)	$199.5
Vested	(2,212)	$199.5
Non-vested at June 30, 2022	94,550	$87.36

For the three months ended June 30, 2022 and 2021, the Company recorded $622,596 and $748,603, respectively, in stock-based compensation expense related to restricted stock units. For the six months ended June 30, 2022 and 2021, the Company recorded $1,342,363 and $4,307,826, respectively, in stock-based compensation expense related to restricted stock units, which is a component of general and administrative expenses in the condensed consolidated statement of operations. As of June 30, 2022, the Company had unamortized stock-based compensation costs related to restricted stock units of $6,448,238 which will be recognized over a weighted average period of 3.2 years and unamortized stock-based costs related to restricted stock units. As of June 30, 2022, 2,212 shares of Common Stock have been issued in relation to vested restricted stock units and 56,071 restricted stock units are vested without shares of Common Stock being issued.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock-based compensation for RSU
General and administrative	$358,818	$783,045	$717,636	$4,342,498
Research and development	263,778	—	624,727	—
Total	$622,596	$783,045	$1,342,363	$4,342,498

Warrants

On February 11, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners (the “Underwriter”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in a firm commitment offering, 400,000 shares of the Company’s Common Stock and accompanying warrants to purchase up to an aggregate of 400,000 shares of its common stock (“February 2022 Warrants”), as well as up to 60,000 additional shares of common stock and/or warrants to purchase an aggregate of up to 60,000 shares of its common stock that may be purchased by the Underwriter pursuant to a 45-day option granted to the Underwriter by the Company (the “Offering”). Each share of common stock was sold together with a common warrant to purchase one share of common stock, at an exercise price of $27.50 per share. Such common warrants were immediately exercisable and will expire five years from the date of issuance. There is not expected to be any trading market for the common warrants issued in the Offering. The combined public offering price of each share of common stock and accompanying common warrant sold in the Offering was $25.00. On February 14, 2022, the Underwriter exercised its option to purchase an additional 60,000 warrants.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about shares issuable under warrants outstanding at June 30, 2022:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2021	195,463	$131.00	3.4	$801,024
Issued	460,000	$27.50	4.6	$—
Outstanding at June 30, 2022	655,463	$58.36	4.1	$21,437

Exercisable at June 30, 2022	655,463	58.36	4.1	21,437

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 public offering, which would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

6. REDEEMABLE NON-CONTROLLING INTEREST

Spin-Off and Related Private Placement

In connection with the planned Spin-Off, on May 5, 2022, Akos and the Company entered into the Akos Purchase Agreement with the Akos Investor, pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos Series A Preferred Stock, at price of $1,000 per share, and Akos Warrants to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000. The Akos Purchase Agreement is guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 will be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in RNCI (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Akos Private Placement. Pursuant to the Akos Purchase Agreement, Akos has agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement shall be paid to Palladium in the form of convertible preferred stock and warrants on similar terms to the securities issued in the Akos Private Placement. As of June 30, 2022, there have been no accruals recorded for the fees or warrants since the closing of the spin-off is not probable. Palladium is also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock.

Terms of Akos Series A Preferred Stock

Under the Certificate of the Designations, Preferences and Rights of Series A Convertible Preferred Stock of Akos (the “Akos Series A Preferred Certificate of Designations”), on or immediately prior to the completion of the spin-off of Akos into an independent, separately traded public company listed on The Nasdaq Stock Market, the outstanding Akos Series A Preferred Stock will be automatically converted into a number of shares of Akos Common Stock equal to 25% of the then issued and outstanding Akos Common Stock, subject to the Beneficial Ownership Limitation (as defined in the Akos Purchase Agreement). Cumulative dividends on each share of Akos Series A Preferred Stock accrue at the rate of 5% annually.

The Akos Series A Preferred Certificate of Designations provides that upon the earlier of (i) the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred; or (ii) such time that Akos and the Company have abandoned the Spin-Off or the Company is no longer pursuing the Spin-Off in good faith, the holders of the Akos Series A Preferred Stock shall have the right (the “Put Right”), but not the obligation, to cause Akos to purchase all or a portion of the Akos Series A Preferred Stock for a purchase price equal to $1,000 per share, subject to certain adjustments as set forth in the Akos Series A Preferred Certificate of Designations (the “Stated Value”), plus all the accrued but unpaid dividends per share. In addition, after the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred and Akos is not in material default of any of the transaction documents, Akos may, at its option, at any time and from time to time, redeem the outstanding shares of Akos Series A Preferred Stock, in whole or in part, for a purchase price equal to the aggregate Stated Value of the shares of Akos Series A Preferred Stock being redeemed and the accrued and unpaid dividends on such shares. Pursuant to the Akos Purchase Agreement, the Company has guaranteed the payment of the purchase price for the shares purchased under the Put Right.

The Akos Series A Preferred Certificate of Designations contains limitations that prevent the holder thereof from acquiring shares of Akos Common Stock upon conversion of the Akos Series A Preferred Stock that would result in the number of shares of Akos Common Stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Akos Common Stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”), except that upon notice from the holder to Akos, the holder may increase or decrease the limit of the amount of ownership of outstanding shares of Akos Common Stock after converting the holder’s shares of Akos Series A Preferred Stock, provided that any change in the Beneficial Ownership Limitation shall not be effective until 61 days following notice to Akos.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Akos Series A Preferred Stock

Since the shares of Akos Series A Preferred Stock are redeemable at the option of the holder and the redemption is not solely in the control of the Company, the shares of Akos Series A Preferred Stock are accounted for as a redeemable non-controlling interest and classified within temporary equity in the Company’s consolidated balance sheets. The redeemable non-controlling interest was initially measured at fair value. Dividends on the shares of Akos Series A Preferred Stock are recognized as preferred dividends attributable to redeemable non-controlling interest in the Company’s unaudited condensed consolidated statement of operations.

The table below presents the reconciliation of changes in redeemable non-controlling interest:

Balance at December 31, 2021	$—
Redeemable non-controlling interest, net of $402,000 embedded derivative and net of issuance costs of $41,962	556,038
Preferred dividends attributable to redeemable non-controlling interest	7,808
Accretion of embedded derivative and transaction costs to redemption value	73,994
Balance at June 30, 2022	$637,840

As of June 30, 2022, the redemption value of the redeemable non-controlling interest is $1,000,000 plus cumulative dividends which accrue at the rate of 5% annually, or approximately $1,008,000. The Company has guaranteed this redemption on behalf of Akos.

7. COMMITMENTS AND CONTINGENCIES

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

The initial term of the PureForm Agreement is three (3) years commencing on the effective date of the PureForm Agreement, subject to extension by mutual agreement of the parties. The PureForm Agreement may be terminated by either party upon thirty (30) days written notice of an uncured material breach or immediately in the event of bankruptcy or insolvency. The PureForm Agreement contains, among other provisions, representation and warranties, indemnification obligations and confidentiality provisions in favor of each party that are customary for an agreement of this nature.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Agreement with Tikkun

License Agreement

Jay Pharma, Tikkun Olam LLC (“TO LLC”) and Tikkun Olam Hemp LLC (“TOH”) entered into a license agreement dated on January 10, 2020, pursuant to which Jay Pharma would acquire certain in-licensed and owned intellectual property rights related to the cannabis products in the United States (presently excluding the state of New York) from TO LLC and TOH, each of which is an affiliate of TO Holdings Group LLC, in exchange for royalty payments of (i) four percent (4.0%) of net sales of OTC cancer products made via consumer channels; and (ii) five percent (5.0%) of net sales of beauty products made via consumer channels; and (iii) three percent (3.0%) of net sales of OTC cancer products made via professional channels, along with a minimum net royalty payment starting in January 1, 2022 and progressively increasing up to a cap of $400,000 maximum each year for the first 10 years, then $600,000 maximum each year for the next 5 years, and an annual maximum cap of $750,000 each year thereafter during the term of the agreement. The licensed intellectual property rights relate to beauty products and OTC cancer products, and branding rights related thereto. The beauty products include any topical or transdermal cannabis-containing or cannabis-derived (including hemp-based) skin care or body care beauty products, and the OTC cancer products means any cancer-related products, in each case excluding those regulated as a drug, medicine, or controlled substance by the FDA or any other relevant governmental authority, such as the USDA.

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

8. INCOME TAXES

On September 16, 2021, the Company acquired MagicMed. In connection with the acquisition, the Company recorded intangible assets from IPR&D valued at $35,500,000, which would be tested for impairment for book purposes, but without a tax basis, creating a deferred tax liability of $9,061,927. The deferred tax liability decreased to $1,607,122 due to an impairment on intangible assets of $29,048,164 and an impairment of goodwill of $8,225,862 for the year ended December 31, 2021. As of June 30, 2022, the balance of the deferred tax liability is $1,630,552.

9. SUBSEQUENT EVENTS

Amendment to 2020 Long-Term Incentive Plan

On May 3, 2022, our Board adopted the First Amendment (the “Plan Amendment”) to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”) to (i) increase the aggregate number of shares available for the grant of awards by 146,083 shares to a total of 200,000 shares, and (ii) add an “evergreen” provision whereby the number of shares authorized for issuance pursuant to awards under the Incentive Plan will be automatically increased on the first trading date immediately following the date the Company issues any share of Common Stock (defined below) to any person or entity, to the extent necessary so that the number of shares of the Company’s Common Stock authorized for issuance under the Incentive Plan will equal the greater of (x) 200,000 shares, and (y) 15% of the total number of shares of the Company’s Common Stock outstanding as of such issuance date. The Plan Amendment was approved by the Company’s stockholders at a special meeting of the Company’s stockholders held on July 14, 2022.

July 2022 Offerings

On July 22, 2022, the Company entered into a securities purchase agreement (the “Registered Direct Securities Purchase Agreement”) with an institutional investor for the purchase and sale of 116,500 shares of the Company’s common stock (“Common Stock”), pre-funded warrants to purchase up to 258,500 shares of Common Stock (the “RD Pre-Funded Warrants”), and unregistered preferred investment options (the “RD Preferred Investment Options”) to purchase up to 375,000 shares of Common Stock (the “RD Offering”). The combined purchase price for one share of Common Stock and associated RD Preferred Investment Option was $8.00, and the combined purchase price for a RD Pre-Funded Warrant and associated RD Preferred Investment Option was $7.9999. The RD Preferred Investment Options have an exercise price of $7.78 per share, were immediately exercisable, and will expire five and one-half years from the date of issuance. Shares of Common Stock and RD Pre-Funded Warrants issued in the RD Offering were offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-257690) previously filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2021 and declared effective by the SEC on July 9, 2021, and a prospectus supplement, dated July 22, 2022, to the shelf registration statement, filed with the SEC on July 26, 2022. The gross proceeds from RD Offering was approximately $3,000,000.

Concurrently with the RD Offering, the Company entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”) with institutional investors for the purchase and sale of 116,000 shares of Common Stock, pre-funded warrants to purchase up to 509,000 shares of Common Stock (the “PIPE Pre-Funded Warrants”), and preferred investment options (the “PIPE Preferred Investment Options”) to purchase up to 625,000 shares of the Common Stock in a private placement (the “PIPE”).

The combined purchase price for one share of Common Stock and associated PIPE Preferred Investment Option was $8.00, and the combined purchase price for a PIPE Pre-Funded Warrant and associated PIPE Preferred Investment Option was $7.9999. The PIPE Preferred Investment Options have an exercise price of $7.78 per share, were immediately exercisable, and will expire five and one-half years from the date of issuance. The gross proceeds from the PIPE was approximately $5,000,000.

Concurrently with the RD Offering and the PIPE, the Company entered into Warrant Amendment Agreements (the “Warrant Amendments”) with the investors in both offerings to amend certain existing warrants to purchase up to an aggregate of 122,000 shares of Common Stock that were previously issued to the investors, with an exercise price of $27.50 per share and expiration date of February 15, 2027. Pursuant to the Warrant Amendments, the previously issued warrants were amended, effective upon the closing of the offerings, so that the amended warrants have a reduced exercise price of $7.78 per share and expire five and one-half years following the closing of the offerings.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the RD Offering and the PIPE, pursuant to the engagement letter with the Company, dated as of July 11, 2022. Upon closing of the offerings, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds to us from the offerings and reimbursement of certain expenses. The Company also issued Wainwright preferred investment options to purchase 70,000 shares of Common Stock (the “Wainwright Warrants”). The Wainwright Warrants have substantially the same terms as the RD Preferred Investment Options and the PIPE Preferred Investments Options, except that the Wainwright Warrants have an exercise price of $10.00 per share and will expire five years after the commencement of sales of the offerings.

The RD Offering and the PIPE closed on July 26, 2022. The Company intends to use the net proceeds of approximately $7.2 million received from the offerings for general working capital purposes.

Departure of Directors or Certain Officers

On August 11, 2022, Carter J. Ward notified the Company of his intent to leave the Company and resign from his position as Chief Financial Officer, Principal Financial and Accounting Officer to pursue another opportunity. Mr. Ward’s last day with the Company will be September 9, 2022. Mr. Ward’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

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

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets (the “Spin-Off”) to Akos Biosciences, Inc. (formerly known as Acanna Therapeutics, Inc.), a majority owned subsidiary of the Company (“Akos”). In connection with the Spin-Off, the Company would transfer its cannabinoid clinical development pipeline assets to Akos, while retaining its psychedelics clinical development pipeline assets.

Recent Developments

Reverse Stock Split

On July 14, 2022, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-50 reverse stock split of the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (New York time) on July 14, 2022 (the “Reverse Stock Split”). The Company held a special meeting of stockholders (the “Special Meeting”), during which the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-10 to 1-for-100, with such ratio to be determined by the Company’s board of directors (the “Board”) and included in a public announcement. Following the meeting, the Board determined to effect the Reverse Stock Split at a ratio of 1-for-50 and approved the corresponding final form of the Certificate of Amendment.

As a result of the Reverse Stock Split, every 50 shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of Common Stock outstanding from 52,684,548 shares to 1,054,043 shares. The number of authorized shares of Common Stock under the Certificate of Incorporation remained unchanged at 100,000,000 shares. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split described above.

Proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2020 Long-Term Incentive Plan.

February 2022 Offering

On February 15, 2022, we completed a public offering of 400,000 shares of Common Stock and warrants to purchase up to 20,000,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, we granted the underwriter a 45-day option to purchase up to an additional 60,000 shares of common stock and/or warrants to purchase up to an additional 60,000 shares of common stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 60,000 shares of common stock. At closing, we received net proceeds from the offering of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses with $5.8 million allocated to equity, $3.6 million to warrant liability and the remaining $0.3 million recorded as an expense.

Series C Preferred Shares

On May 3, 2022, the Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of the Company’s Series C Preferred Stock (“Series C Preferred Stock”) for each outstanding share of the Company’s Common Stock (the “Common Stock”) held of record as of 5:00 p.m. Eastern Time on May 13, 2022 (the “Record Date”). This dividend was based on the number of outstanding shares of Common Stock prior to the Reverse Stock Split. The outstanding shares of Series C Preferred Stock were entitled to vote together with the outstanding shares of the Company’s Common Stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of June 30, 2022, there were 52,684.548 shares of Series C Preferred Stock issued and outstanding. As of August 12, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series C Preferred Stock remain outstanding.

The Company was not solely in control of redemption of the shares since the holders had the option of deciding whether to return a proxy card for the Special Meeting, which determine whether a given holder’s shares of Series C Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series C Preferred Stock was not solely in the control of the Company, the preferred shares are classified within temporary equity in the Company’s unaudited condensed consolidated balance sheets. The redemption value of the preferred shares as of June 30, 2022 is $527.

Spin-Off and Related Private Placement

In connection with the planned Spin-Off, on May 5, 2022, Akos and the Company entered into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos’ Series A Convertible Preferred Stock, par value $0.01 per share (the “Akos Series A Preferred Stock”), at price of $1,000 per share, and warrants (the “Akos Warrants”) to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). The Akos Purchase Agreement is guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 will be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in a non-controlling interest (“NCI”) (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Private Placement. Pursuant to the Akos Purchase Agreement, Akos has agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement shall be paid to Palladium in the form of convertible preferred stock and warrants on similar terms to the securities issued in the Akos Private Placement. As of June 30, 2022, there have been no accruals recorded for the fees or warrants since the closing of the spin-off is not probable. Palladium is also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock.

Under the Certificate of the Designations, Preferences and Rights of Series A Convertible Preferred Stock of Akos (the “Akos Series A Preferred Certificate of Designations”), on or immediately prior to the completion of the Spin-Off, the outstanding Akos Series A Preferred Stock will be automatically converted into a number of shares of Akos Common Stock equal to 25% of the then issued and outstanding Akos Common Stock, subject to the Beneficial Ownership Limitation (as defined below).

The Akos Series A Preferred Certificate of Designations provides that upon the earlier of (i) the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred; or (ii) such time that Akos and the Company have abandoned the Spin-Off or the Company is no longer pursuing the Spin-Off in good faith, the holders of the Akos Series A Preferred Stock shall have the right (the “Put Right”), but not the obligation, to cause Akos to purchase all or a portion of the Akos Series A Preferred Stock for a purchase price equal to $1,000 per share, subject to certain adjustments as set forth in the Akos Series A Preferred Certificate of Designations (the “Stated Value”), plus all the accrued but unpaid dividends per share. Pursuant to the Akos Purchase Agreement, the Company has guaranteed the payment of the purchase price for the shares purchased under the Put Right. In addition, after the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred and Akos is not in material default of any of the transaction documents, Akos may, at its option, at any time and from time to time, redeem the outstanding shares of Akos Series A Preferred Stock, in whole or in part, for a purchase price equal to the aggregate Stated Value of the shares of Akos Series A Preferred Stock being redeemed and the accrued and unpaid dividends on such shares. The Akos Series A Preferred Certificate of Designations contains limitations that prevent the holder thereof from acquiring shares of Akos Common Stock upon conversion of the Akos Series A Preferred Stock that would result in the number of shares of Akos Common Stock beneficially owned by such holder and its affiliates exceeding 9.99% of the total number of shares of Akos Common Stock outstanding immediately after giving effect to the conversion (the “Beneficial Ownership Limitation”), except that upon notice from the holder to Akos, the holder may increase or decrease the limit of the amount of ownership of outstanding shares of Akos Common Stock after converting the holder’s shares of Akos Series A Preferred Stock, provided that any change in the Beneficial Ownership Limitation shall not be effective until 61 days following notice to Akos.

In connection with the Spin-Off, the Company would transfer its cannabinoid clinical development pipeline assets to Akos, while retaining its psychedelics clinical development pipeline assets. As of June 30, 2022, there is no accrual recorded since the closing of the spin-off is not probable.

Amendment to 2020 Long-Term Incentive Plan

On May 3, 2022, our Board adopted the First Amendment (the “Plan Amendment”) to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”) to (i) increase the aggregate number of shares available for the grant of awards by 146,083 shares to a total of 200,000 shares, and (ii) add an “evergreen” provision whereby the number of shares authorized for issuance pursuant to awards under the Incentive Plan will be automatically increased on the first trading date immediately following the date the Company issues any share of Common Stock (defined below) to any person or entity, to the extent necessary so that the number of shares of the Company’s Common Stock authorized for issuance under the Incentive Plan will equal the greater of (x) 200,000 shares, and (y) 15% of the total number of shares of the Company’s Common Stock outstanding as of such issuance date. The Plan Amendment was approved by the Company’s stockholders at a special meeting of the Company’s stockholders held on July 14, 2022.

July 2022 Offerings

On July 22, 2022, the Company entered into a securities purchase agreement (the “Registered Direct Securities Purchase Agreement”) with an institutional investor for the purchase and sale of 116,500 shares of the Company’s Common Stock, pre-funded warrants to purchase up to 258,500 shares of Common Stock (the “RD Pre-Funded Warrants”), and unregistered preferred investment options (the “RD Preferred Investment Options”) to purchase up to 375,000 shares of Common Stock (the “RD Offering”). The combined purchase price for one share of Common Stock and associated RD Preferred Investment Option was $8.00, and the combined purchase price for a RD Pre-Funded Warrant and associated RD Preferred Investment Option was $7.9999. The RD Preferred Investment Options have an exercise price of $7.78 per share, were immediately exercisable, and will expire five and one-half years from the date of issuance. Shares of Common Stock and RD Pre-Funded Warrants issued in the RD Offering were offered pursuant to a “shelf” registration statement on Form S-3 (File No. 333-257690) previously filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2021, and declared effective by the SEC on July 9, 2021, and a prospectus supplement, dated July 22, 2022, to the shelf registration statement, filed with the SEC on July 26, 2022. The gross proceeds from RD Offering was approximately $3,000,000.

Concurrently with the RD Offering, the Company entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”) with institutional investors for the purchase and sale of 116,000 shares of Common Stock, pre-funded warrants to purchase up to 509,000 shares of Common Stock (the “PIPE Pre-Funded Warrants”), and preferred investment options (the “PIPE Preferred Investment Options”) to purchase up to 625,000 shares of the Common Stock in a private placement (the “PIPE”). The combined purchase price for one share of Common Stock and associated PIPE Preferred Investment Option was $8.00, and the combined purchase price for a PIPE Pre-Funded Warrant and associated PIPE Preferred Investment Option was $7.9999. The PIPE Preferred Investment Options have an exercise price of $7.78 per share, were immediately exercisable, and will expire five and one-half years from the date of issuance. The gross proceeds from the PIPE was approximately $5,000,000.

In connection with the RD Offering and the PIPE, the Company entered into Warrant Amendment Agreements (the “Warrant Amendments”) with the investors in both offerings to amend certain existing warrants to purchase up to an aggregate of 122,000 shares of Common Stock that were previously issued to the investors, with an exercise price of $27.50 per share and expiration date of February 15, 2027. Pursuant to the Warrant Amendments, the previously issued warrants were amended, effective upon the closing of the offerings, so that the amended warrants have a reduced exercise price of $7.78 per share and expire five and one-half years following the closing of the offerings.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the exclusive placement agent for the RD Offering and the PIPE, pursuant to the engagement letter with the Company, dated as of July 11, 2022. Upon closing of the offerings, the Company paid Wainwright a cash transaction fee equal to 7.0% of the aggregate gross proceeds to us from the offerings and reimbursement of certain expenses. The Company also issued Wainwright preferred investment options to purchase 70,000 shares of Common Stock (the “Wainwright Warrants”). The Wainwright Warrants have substantially the same terms as the RD Preferred Investment Options and the PIPE Preferred Investments Options, except that the Wainwright Warrants have an exercise price of $10.00 per share and will expire five years after the commencement of sales of the offerings.

The RD Offering and the PIPE closed on July 26, 2022. The Company intends to use the net proceeds of approximately $7.2 million received from the offerings for general working capital purposes.

Departure of Chief Financial Officer

On August 11, 2022, Carter J. Ward notified the Company of his intent to leave the Company and resign from his position as Chief Financial Officer, Principal Financial and Accounting Officer to pursue another opportunity. Mr. Ward’s last day with the Company will be September 9, 2022. Mr. Ward’s resignation was not the result of any disagreement regarding any matter relating to the Company’s operations, policies, or practices.

Key Components of Our Results of Operations

Operating Expenses

Our operating expenses include financial statement preparation services, tax compliance, various consulting and director fees, legal services, auditing fees, stock-based compensation, and research and development expenses.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022	2021
Operating expenses
General and administrative	2,501,206	$2,309,149
Research and development	2,120,051	879,843
Depreciation and amortization	85,502	174,019
Total operating expenses	4,706,759	3,363,011

Loss from operations	(4,706,759)	(3,363,011)

Other income (expense)
Change in fair value of warrant liabilities	1,969,922	2,459,543
Change in fair value of derivative liability	(53,000)	—
Interest expense	(668)	(4,821)
Total other income	1,916,254	2,454,722

Net loss	$(2,790,505)	$(908,289)
Less preferred dividends attributable to non-controlling interest	7,808	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	73,994	—
Net loss attributable to shareholders	(2,872,307)	(908,289)

Other comprehensive gain (loss)
Foreign currency translation	(281,014)	(33,262)

Comprehensive loss	$(3,153,321)	$(941,551)

Net loss per share - basic and diluted	$(2.73)	$(2.13)

Weighted average shares outstanding, basic and diluted	1,053,760	426,883

General and Administrative Expenses

Our general and administrative expenses increased to $2,501,206 for the three months ended June 30, 2022 from $2,309,149 for the three months ended June 30, 2021, an increase of $192,057, or 8%. This change was primarily driven by an increase in salaries and wages of $148,475 and an increase in accounting and legal fees of $409,110 offset by a decrease in stock-based compensation of $385,865.

Research and Development Expenses

Our research and development expense for the three months ended June 30, 2022 was $2,120,051 compared to $879,843 for the three months ended June 30, 2021 an increase of $1,240,208, or 141%. This increase was primarily driven by increased product development activities during the current year, as compared to the prior year, in particular, research relating to psychedelic molecules, activities which the Company was not engaged in during the comparable period of the prior year. In addition, $263,778 of stock-based compensation was allocated to research and development expense for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2022 was $85,502 as compared to $174,019 for the three months ended June 30, 2021, a decrease of $88,517, or approximately 51%. The decrease is due to amortization expense in the prior year including charges totaling $174,019 and relating to definite lived intangible assets which were fully impaired as of December 31, 2021, offset by amortization of $42,187 for definite lived intangible assets not affected by the prior year impairment and depreciation expense of $43,315 incurred in relation to fixed assets acquired subsequent to June 30, 2021.

Change in Fair Value of Warrant Liabilities

The Company’s change in gain in fair value warrant liabilities was decreased by $489,621 for the three months ended June 30, 2022 as compared to for the three months ended June 30, 2021, due primarily to a decrease in the Company’s stock price in the current period.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability increased by $53,000 for the three months ended June 30, 2022 as compared to for the three months ended June 30, 2021, due primarily to a decrease in the discount period and discount factor used in the June 30, 2022 valuation.

Foreign Currency Translation

Our foreign currency translation loss was $281,014 for the three months ended June 30, 2022 as compared to a loss of $33,262 for the three months ended June 30, 2021, for a change in loss of $247,752. The increase in foreign exchange loss is primarily due to the U.S. Dollar weakening against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses.

The following table sets forth information comparing the components of net loss for the six months ended June 30, 2022 and the comparable period in 2021:

	For the Six Months Ended June 30,
	2022	2021
Operating expenses
General and administrative	5,269,072	$8,740,862
Research and development	4,078,765	1,076,487
Depreciation and amortization	154,767	310,659
Total operating expenses	9,502,604	10,128,008

Loss from operations	(9,502,604)	(10,128,008)

Other income (expense)
Inducement expense	—	(298,714)
Change in fair value of warrant liabilities	2,245,891	6,272,543
Change in fair value of derivative liability	(53,000)	—
Interest expense	(4,806)	(4,821)
Total other income	2,188,085	5,969,008

Net loss	$(7,314,519)	$(4,159,000)
Less preferred dividends attributable to non-controlling interest	7,808	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	73,994	—
Net loss attributable to shareholders	(7,396,321)	(4,159,000)

Other comprehensive gain (loss)
Foreign currency translation	(192,305)	2,474

Comprehensive loss	$(7,588,626)	$(4,156,526)

Net loss per share - basic and diluted	$(7.78)	$(10.62)

Weighted average shares outstanding, basic and diluted	951,193	391,516

General and Administrative Expenses

Our general and administrative expenses decreased to $5,269,072 for the six months ended June 30, 2022 from $8,740,862 for the six months ended June 30, 2021, a decrease of $3,471,790, or 40%. This change was primarily driven by a decrease in stock-based compensation of $3,520,922.

Research and Development Expenses

Our research and development expense for the six months ended June 30, 2022 was $4,078,765 as compared to $1,076,487 for the six months ended June 30, 2021 with an increase of $3,002,278, or approximately 279% This increase was primarily driven by increased product development activities during the current year, as compared to the prior year, in particular, research relating to psychedelic molecules, activities which the Company was not engaged in during the comparable quarter of the prior year. In addition, $624,727 of stock-based compensation was allocated to research and development expense for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2022 was $154,767 as compared to $310,659 for the six months ended June 30, 2021, with a decrease of $155,892, or approximately 50%. The decrease was due to amortization expense in the prior year including charges totaling $310,659 and relating to definite lived intangible assets which were fully impaired as of December 31, 2021, offset by amortization of $84,375 for definite lived intangible assets not affected by the prior year impairment and depreciation expense of $70,392 incurred in relation to fixed assets acquired subsequent to June 30, 2021.

Change in Fair Value of Warrant Liabilities

The Company’s change in gain in fair value warrant liabilities decreased by $4,026,652 for the six months ended June 30, 2022 as compared to for the six months ended June 30, 2021, due primarily to a decrease in the Company’s stock price within the current period.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability increased by $53,000 for the six months ended June 30, 2022 as compared to for the six months ended June 30, 2021, due primarily to a decrease in the discount period and discount factor used in the June 30, 2022 valuation.

Inducement Expense

Inducement expense was $0 for the six months ended June 30, 2022 as compared to $298,714 for the six months ended June 30, 2021, representing a decrease of 100%. The expenses recorded in 2021 were related to inducement incurred related to the conversion of warrants and options. The Company did not incur such expenses in the current period.

Foreign Currency Translation

Our foreign currency translation loss was $192,305 for the six months ended June 30, 2022 as compared to a gain of $2,474 for the six months ended June 30, 2021, for a change of 194,779. The decrease in foreign exchange gain is primarily due to the U.S. Dollar weakening against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses.

Liquidity and Capital Resources

The Company has incurred continuing losses from its operations. As of June 30, 2022, the Company has had an accumulated deficit of $68,050,972 and working capital of $17,044,634. Since inception, the Company’s operations have been funded principally through the issuance of debt and equity.

On February 15, 2022, the Company completed a registered direct offering of 400,000 shares of Common Stock at approximately $25.00 per share for gross proceeds of approximately $10.0 million. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $9.1 million.

On July 26, 2022, the Company completed a registered direct offering and a concurrent private offering of an aggregate of 1,000,000 shares of Common Stock (or pre-funded warrants) and preferred investment options to purchase up to 1,000,000 shares of Common Stock with an exercise price of $7.78 per share of Common Stock, at approximately $8.00 per share (or pre-funded warrant) and preferred investment option to purchase one share of Common Stock, for gross proceeds of approximately $8.0 million. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $7.2 million.

We believe that, as a result of February and July offerings, we currently have sufficient cash and financing commitments to meet our funding requirements over the next year. Notwithstanding, we expect that we will need to raise additional financing to accomplish our development plan over the next several years. We may seek to obtain additional funding through debt or equity financing in the future. There are no assurances that we will be able to raise capital on terms acceptable to us or at all, or that cash flows generated from our operations will be sufficient to meet our current operating costs. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our financial condition and operating results.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

The following table sets forth a summary of cash flows for the periods presented:

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(9,134,138)	$(5,184,155)
Net cash used in investing activities	(559,398)	(675,000)
Net cash provided by financing activities	10,355,922	24,899,661
Effect of foreign exchange rate on cash	(9,434)	(1,049)
Net increase in cash	$652,952	$19,039,457

Operating Activities

Net cash used in operating activities was $9,134,138 during the six months ended June 30, 2022, which consisted primarily of a net loss of $7,314,519, prepaid expenses of $1,031,979, and change in fair value of warrant liabilities of $2,245,891 offset by stock-based compensation of $1,446,162.

Net cash used in operating activities was $5,184,155 during the six months ended June 30, 2021, which consisted primarily of a net loss of $4,159,000 and change in fair value of warranty liability of $6,272,543 offset by stock-based compensation of $4,342,498.

Investing Activities

Net cash used in investing activities was $559,398 during the six months ended June 30, 2022, which consisted of the purchase of property and equipment of $559,398.

Net cash used in investing activities was $675,000 during the six months ended June 30, 2021, which consisted of the acquisition of intellectual property from Diverse Biotech, Inc.

Financing Activities

Net cash provided by financing activities was $10,355,922 during the six months ended June 30, 2022, which consisted of $9,397,884 in proceeds from the sale of common stock and warrants and proceeds from the sale of redeemable non-controlling interest, net of offering costs, of $958,038.

Net cash provided by financing activities was $24,899,661 during the six months ended June 30, 2021, which consisted of $21,614,488 in proceeds from the sale of common stock and proceeds from the exercise of warrants of $3,285,173.

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

Item 3. Quantitative and qualitative disclosures about market risk

From inception through June 30, 2022, the reporting currency of the Company is the United States dollar while the functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, continued to exist and were still considered material weaknesses in our internal control over financial reporting at June 30, 2022.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2022.

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

As of June 30, 2022, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the second quarter ending June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company is periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report for the year ended December 31, 2021 on Form 10-K, as filed with the SEC on March 31, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Certain directors who serve on our Board of Directors may also serve as directors of Akos, and ownership of shares of Akos common stock by our directors and executive officers may create, or appear to create, conflicts of interest.

Certain of our directors who serve on our Board of Directors may also serve on the board of directors of Akos. This may create, or appear to create, conflicts of interest when our, or Akos’ management and directors could face decisions that could have different implications for us and Akos, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and Akos after the Spin-Off or any other commercial agreements entered into in the future between us and the spun-off business and the allocation of such directors’ time between us and Akos. The continued or future ownership of such common stock by our directors and executive officers following the Spin-Off may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Akos.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split would have increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

We may not meet the continued listing requirements of The Nasdaq Capital Market, which could result in a delisting of our common stock.

Our common stock is listed on The Nasdaq Capital Market. We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common stock on The Nasdaq Capital Market. For instance, on February 18, 2022, we received a letter from the Listing Qualifications Department of Nasdaq Stock Market (the “Staff”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between January 5, 2022, through February 17, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On July 29, 2022, we received a letter from the Staff stating that for the last 10 consecutive business days, from July 15 to July 28, 2022, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2).

In the event that we fail to satisfy any of the listing requirements of The Nasdaq Capital Market, our common stock may be delisted. If we are unable to list on The Nasdaq Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on The Nasdaq Capital Market, and we are not able to list our common stock on another exchange or to have it quoted on The Nasdaq Capital Market, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation,

●	a limited availability of market quotations for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities
●	a limited amount of news and analyst coverage for our Company; and
●	a decreased ability to issue additional securities (including pursuant to short-form registration statements on Form S-3 or obtain additional financing in the future).

Item 2. Unregistered sales of equity securities and use of proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)

2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.5	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
3.6	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.7	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
4.1	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.2	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.5	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.6	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)
4.7	Form of RD Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.8	Form of PIPE Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.9	Form of RD Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.10	Form of PIPE Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.11	Form of Wainwright Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.1	Form of Securities Purchase Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.2	Certificate of the Designations, Preferences and Rights of Akos Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.3	Form of Registration Rights Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.4	Form of Warrant (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.5	First Amendment to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
10.6	Form of Warrant Amendment (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
August 12, 2022

	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

August 12, 2022

	By:	/s/ Carter J. Ward
Carter J. Ward
Chief Financial Officer
(Principal Financial and Accounting Officer)

