Form 10-Q
period 2022-09-30
Enveric Biosciences, Inc.
filed 2022-11-14
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2022

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

As of November 11, 2022, there were 2,078,271 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$21,201,005	$17,355,999
Prepaid expenses and other current assets	1,065,795	380,838
Total current assets	22,266,800	17,736,837

Other assets:
Property and equipment, net	712,944	294,430
Right-of-use operating lease asset	88,768	176,304
Intangible assets, net	6,318,509	6,923,928
Goodwill	1,468,389	1,587,634
Total other assets	8,588,610	8,982,296
Total assets	$30,855,410	$26,719,133

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710,314	$683,393
Accrued liabilities	1,113,145	1,292,721
Current portion of right-of-use operating lease obligation	88,769	107,442
Derivative liability	686,000	—
Total current liabilities	2,598,228	2,083,556

Non-current liabilities:
Non-current portion of right-of-use operating lease obligation	—	68,861
Deferred tax liability	1,486,413	1,607,122
Investment option liability	2,514,112	—
Warrant liability	654,937	653,674
Total non-current liabilities	4,655,462	2,329,657
Total liabilities	$7,253,690	$4,413,213

Commitments and contingencies (Note 7)

Mezzanine equity
Redeemable non-controlling interest	761,434	—
Total mezzanine equity	761,434	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,078,271 and 651,921 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	20,782	6,519
Additional paid-in capital	93,989,885	83,066,656
Accumulated deficit	(70,529,884)	(60,736,453)
Accumulated other comprehensive loss	(640,497)	(30,802)
Total shareholders’ equity	22,840,286	22,305,920
Total liabilities, mezzanine equity, and shareholders’ equity	$30,855,410	$26,719,133

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
General and administrative	$3,514,547	$2,123,834	$8,783,619	$10,864,696
Research and development	2,055,656	1,219,339	6,134,421	2,295,826
Depreciation and amortization	86,646	173,696	241,413	484,355
Total operating expenses	5,656,849	3,516,869	15,159,453	13,644,877

Loss from operations	(5,656,849)	(3,516,869)	(15,159,453)	(13,644,877)

Other income (expense)
Inducement expense	—	—	—	(298,714)
Change in fair value of warrant liabilities	1,599,623	804,833	3,845,514	7,077,376
Change in fair value of investment option liability	1,809,622	—	1,809,622	—
Change in fair value of derivative liability	(231,000)	—	(284,000)	—
Interest expense	(308)	(370)	(5,114)	(5,191)
Total other income	3,177,937	804,463	5,366,022	6,773,471

Net loss	$(2,478,912)	$(2,712,406)	$(9,793,431)	$(6,871,406)
Less preferred dividends attributable to non-controlling interest	12,603	—	20,411	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	110,991	—	184,985	—
Net loss attributable to shareholders	(2,602,506)	(2,712,406)	(9,998,827)	(6,871,406)

Other comprehensive loss
Foreign currency translation	(417,390)	(6,510)	(609,695)	(4,036)

Comprehensive loss	$(3,019,896)	$(2,718,916)	$(10,608,522)	$(6,875,442)

Net loss per share - basic and diluted	$(1.46)	$(5.91)	$(8.11)	$(16.64)

Weighted average shares outstanding, basic and diluted	1,787,235	459,289	1,232,936	413,063

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	3,275,407	$32,754	202,249	$2,022	$15,321,699	$(11,759,557)	$(181,277)	$3,415,641
January 2021 registered direct offering, net of offering costs	—	—	44,427	444	4,616,643	—	—	4,617,087
February 2021 registered direct offering, net of offering costs	—	—	60,141	601	7,015,800	—	—	7,016,401
Stock-based compensation	—	—	—	—	3,591,565	—	—	3,591,565
Induced conversion of stock options into restricted stock awards	—	—	—	—	298,714	—	—	298,714
Conversion of Series B Preferred Stock	(3,275,407)	(32,754)	65,509	655	32,099	—	—	—
Exercise of warrants	—	—	17,022	170	3,267,075	—	—	3,267,245
Foreign exchange translation gain	—	—	—	—	—	—	35,736	35,736
Net loss	—	—	—	—	—	(3,250,711)	—	(3,250,711)
Balance at March 31, 2021	—	$—	389,348	$3,892	$34,143,595	$(15,010,268)	$(145,541)	$18,991,678
Stock-based compensation	—	—	283	3	750,930	—	—	750,933
Conversion of stock options into restricted stock	—	—	843	8	(8)	—	—	—
Exercise of warrants	—	—	35,839	358	17,570	—	—	17,928
Exercise of options	—	—	2,685	27	(27)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	(33,262)	(33,262)
Net loss	—	—	—	—	—	(908,289)	—	(908,289)
Balance at June 30, 2021	—	$—	428,998	$4,288	$34,912,060	$(15,918,557)	$(178,803)	$18,818,988
Consideration paid pursuant to amalgamation agreement	—	—	199,025	1,990	39,040,292	—	—	39,042,282
Stock-based compensation	—	—	—	—	486,986	—	—	486,986
Reserve for Ameri warrant liabilities	—	—	—	—	(262,491)	—	—	(262,491)
Foreign exchange translation loss	—	—	—	—	—	—	(6,510)	(6,510)
Net loss	—	—	—	—	—	(2,712,406)	—	(2,712,406)
Balance at September 30, 2021	—	$—	628,023	$6,278	$74,176,847	$(18,630,963)	$(185,313)	$55,366,849

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Series C Redeemable Preferred Stock		Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Income	Equity
Balance at January 1, 2022	—	$—	—	$—	$—	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering, net of offering costs	—	—	—	—	—	400,000	4,000	5,798,464	—	—	5,802,464
Stock-based compensation	—	—	—	—	—	—	—	768,619	—	—	768,619
Conversion of RSUs into common shares	—	—	—	—	—	899	9	(9)	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	—	—	—	88,709	88,709
Net loss	—	—	—	—	—	—	—	—	(4,524,014)	—	(4,524,014)
Balance at March 31, 2022	—	$—	—	$—	$—	1,052,820	$10,528	$89,633,730	$(65,260,467)	$57,907	$24,441,698
Stock-based compensation	—	—	—	—	—	—	—	677,543	—	—	677,543
Redeemable non-controlling interest, net of $402,000 embedded derivative and net of issuance costs of $41,962	—	—	1,000	556,038	556,038	—	—	—	—	—	—
Issuance of redeemable Series C preferred stock	52,685	527	—	—	527	—	—	(527)	—	—	(527)
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	7,808	7,808	—	—	(7,808)	—	—	(7,808)
Accretion of embedded derivative to redemption value	—	—	—	73,994	73,994	—	—	(73,994)	—	—	(73,994)
Conversion of RSAs into common shares	—	—	—	—	—	1,223	12	(12)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	—	—	(281,014)	(281,014)
Net loss	—	—	—	—	—	—	—	—	(2,790,505)	—	(2,790,505)
Balance at June 30, 2022	52,685	$527	1,000	$637,840	$638,367	1,054,043	$10,540	$90,228,932	$(68,050,972)	$(223,107)	$21,965,393
Stock-based compensation	—	—	—	—	—	—	—	645,137	—	—	645,137
July 2022 registered direct offering, PIPE offering, modification of warrants and exercise of pre-funded warrants, net of offering costs	—	—	—	—	—	1,000,000	10,000	3,239,125	—	—	3,249,125
Issuance of rounded shares as a result of the reverse stock split	—	—	—	—	—	24,228	242	(242)	—	—	—
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	12,603	12,603	—	—	(12,603)	—	—	(12,603)
Accretion of embedded derivative to redemption value	—	—	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Redemption of Series C preferred stock	(52,685)	(527)	—	—	(527)	—	—	527	—	—	527
Foreign exchange translation loss	—	—	—	—	—	—	—	—	—	(417,390)	(417,390)
Net loss	—	—	—	—	—	—	—	—	(2,478,912)	—	(2,478,912)
Balance at September 30, 2022	—	$—	1,000	$761,434	$761,434	2,078,271	$20,782	$93,989,885	$(70,529,884)	$(640,497)	$22,840,286

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(9,793,431)	$(6,871,406)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(3,845,514)	(7,077,376)
Change in fair value of investment option liability	(1,809,622)	—
Change in fair value of derivative liability	284,000	—
Stock-based compensation	2,091,299	4,829,484
Inducement expense	—	298,714
Amortization of right-of-use asset	103,365	—
Amortization of intangible assets	126,563	482,115
Depreciation expense	114,850	2,240
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(758,419)	320,123
Accounts payable and accrued liabilities	(106,675)	625,748
Right-of-use operating lease liability	(91,022)	—
Net cash used in operating activities	(13,684,606)	(7,390,358)

Cash Flows From Investing Activities:
Purchases of property and equipment	(577,972)	—
Purchase of Diverse Bio license agreement	—	(675,000)
Cash accretive acquisition of MagicMed	—	3,055,327
Net cash (used in) provided by investing activities	(577,972)	2,380,327

Cash Flows From Financing Activities:
Proceeds from sale of common stock, warrants, and investment options, net of offering costs	17,222,100	21,614,488
Proceeds from the sale of redeemable non-controlling interest, net of offering costs (see Note 6)	958,038	—
Proceeds from warrant exercises, net of fees	—	3,285,164
Net cash provided by financing activities	18,180,138	24,899,652

Effect of foreign exchange rate on cash	(72,554)	(19,655)

Net increase in cash	3,845,006	19,869,966
Cash at beginning of period	17,355,999	1,578,460
Cash at end of period	$21,201,005	$21,448,426

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$5,114	$5,191
Income taxes paid	$—	$—
Investment options issued in conjunction with common stock issuance	$4,323,734	$—
Modification of warrants as part of share capital raise	$251,357	$—
Warrants issued in conjunction with common stock issuance	$3,595,420	$—
Issuance of embedded derivative	$402,000	$—
Preferred dividends attributable to redeemable non-controlling interest	$20,411	$—
Accretion of embedded derivative to redemption value	$184,985	$—
Issuance of Common Stock pursuant to MagicMed amalgamation	$—	$39,042,282
Deferred tax liability incurred due to MagicMed amalgamation	$—	$9,061,927
Conversion of preferred stock to common stock	$—	$32,754
Fair value of warrants issued	$—	$9,981,000
Fair value of Ameri warrants	$—	$262,492

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

Liquidity and Other Uncertainties

For the nine months ended September 30, 2022, the Company had a loss from operations of $15,159,453 and net cash used in operating activities of $13,684,606. As of September 30, 2022, the Company had an accumulated deficit of $70,529,884. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2022, the Company had cash of $21,201,005 and working capital of $19,668,572. The Company’s cash on hand at the filing date is estimated to be sufficient to fund operations, however, there can be no guarantee that the conditions will not change and that the Company will require additional funding, which may not be available on acceptable terms or at all, in which case significant delays or cost increases may result in material disruption to the Company’s operations. In such case, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s financial statements for the year ended December 31, 2021. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2022.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

From inception through September 30, 2022, the reporting currency of the Company was the United States dollar while the functional currency of the Company’s subsidiaries was the Canadian dollar. For the reporting periods ended September 30, 2022 and September 30, 2021, the Company engaged in a number of transactions denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

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

Warrant Liability and Investment Options

The Company evaluates all of its financial instruments, including issued stock purchase warrants and investment options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants and investment options for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the unaudited condensed consolidated balance sheets. The Company accounts for common stock warrants and investment options with put options as liabilities under ASC 480. Such warrants and investment options are subject to remeasurement at each unaudited condensed consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the unaudited condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants and investment options. At that time, the portion of the warrant liability and investment options related to such common stock warrants will be reclassified to additional paid-in capital.

Modification of Warrants

A change in any of the terms or conditions of warrants is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over the fair value of the original warrant immediately before its terms are modified, measured based on the fair value of the shares and other pertinent factors at the modification date. The accounting for incremental fair value of warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to equity offerings, the incremental change in fair value of the warrants are accounted for as equity issuance costs.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2022 and 2021 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260-10-45-13, penny warrants were included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.

During the three and nine months ended September 30, 2022 the Company issued 767,500 pre-funded common stock warrants, which were exercised on various dates during the three and nine months ended September 30, 2022. The pre-funded common stock warrants became exercisable on July 26, 2022 based on the terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.0001, these shares are considered outstanding common shares and are included in the computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on July 26, 2022.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 because the effect of their inclusion would have been anti-dilutive.

	For the three and nine months ended September 30, 2022	For the three and nine months ended September 30, 2021
Warrants to purchase shares of common stock	655,463	211,534
Restricted stock units - vested and unissued	61,428	—
Restricted stock units - unvested	65,117	115,504
Restricted stock awards - vested and unissued	974	—
Restricted stock awards - unvested	—	578
Investment options to purchase shares of common stock	1,070,000	—
Options to purchase shares of common stock	22,829	22,947
Total potentially dilutive securities	1,875,811	350,563

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For certain financial instruments, including cash, accounts receivable, and accounts payable, the carrying amounts approximate their fair values as of September 30, 2022 and December 31, 2021 because of their short-term nature.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of September 30, 2022 and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities, derivative liability, and investment options:

	Level	September 30, 2022	December 31, 2021
Warrant liabilities - January 2021 Warrants	3	$1,011	$333,471
Warrant liabilities - February 2021 Warrants	3	1,101	320,203
Warrant liabilities - February 2022 Warrants	3	652,825	—
Fair value as of September 30, 2022		$654,937	$653,674

	Level	September 30, 2022	December 31, 2021
Derivative liability - May 2022	3	$686,000	$—
Fair value as of September 30, 2022		$686,000	$—

	Level	September 30, 2022	December 31, 2021
Wainwright investment options	3	$139,314	$—
RD investment options	3	890,549	—
PIPE investment options	3	1,484,249	—
Fair value as of September 30, 2022		$2,514,112	$—

The warrant liabilities, derivative liability, and investment options are all classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Initial measurement

The Company established the initial fair value of its warrant liabilities at the respective dates of issuance. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations of the warrant liabilities are below:

	February 2022 Warrants	February 2022 Post-Modification Warrants
	February 15, 2022	July 26, 2022
Term (years)	5.0	5.5
Stock price	$15.75	$6.33
Exercise price	$27.50	$7.78
Dividend yield	—%	—%
Expected volatility	74.1%	80.0%
Risk free interest rate	1.9%	2.9%

Number of warrants	460,000	122,000
Value (per share)	$8.00	$4.07

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company established the initial fair value of its investment options at the respective dates of issuance. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations of the investment options are below:

	Wainwright Options	RD Options	PIPE Options
	July 26, 2022	July 26, 2022	July 26, 2022
Term (years)	5.0	5.5	5.5
Stock price	$6.33	$6.33	$6.33
Exercise price	$10.00	$7.78	$7.78
Dividend yield	—%	—%	—%
Expected volatility	80.0%	80.0%	80.0%
Risk free interest rate	2.9%	2.9%	2.9%

Number of investment options	70,000	375,000	625,000
Value (per share)	$3.60	$4.07	$4.07

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities, derivative liability, and investment options:

Total Warrant Liabilities
Fair value as of December 31, 2021	$653,674
Issuance of February 2022 warrants	3,595,420
Change in fair value due to modification of February 2022 warrants as part of July 2022 raise	251,357
Change in fair value	(3,845,514)
Fair value as of September 30, 2022	$654,937

Total Derivative Liability
Fair value as of December 31, 2021	$—
Issuance of May 2022 convertible preferred stock	402,000
Change in fair value	284,000
Fair value as of September 30, 2022	$686,000

Total Investment Options
Fair value as of December 31, 2021	$—
Issuance of July 2022 investment options	4,323,734
Change in fair value	(1,809,622)
Fair value as of September 30, 2022	$2,514,112

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of September 30, 2022 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants	February 2022 Post-Modification Warrants
Term (years)	3.3	3.4	4.4	5.3
Stock price	$4.22	$4.22	$4.22	$4.22
Exercise price	$247.50	$245.00	$27.50	$7.78
Dividend yield	—%	—%	—%	—%
Expected volatility	78.0%	78.0%	80.0%	79.0%
Risk free interest rate	4.20%	4.20%	4.10%	4.00%

Number of warrants	36,429	34,281	338,000	122,000
Value (per share)	$0.03	$0.03	$1.07	$2.37

The key inputs into the Weighted Expected Return valuation model for the Level 3 valuations of the derivative liability as of September 30, 2022 are below:

May 2022 Derivative Liability
Principal	$1,000,000
Dividend rate	5.0%
Market rate	6.8%

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of September 30, 2022 are below:

	Wainwright Options	RD Options	PIPE Options
Term (years)	4.8	5.3	5.3
Stock price	$4.22	$4.22	$4.22
Exercise price	$10.00	$7.78	$7.78
Dividend yield	—%	—%	—%
Expected volatility	78.0%	79.0%	79.0%
Risk free interest rate	4.10%	4.00%	4.00%

Number of investment options	70,000	375,000	625,000
Value (per share)	$1.99	$2.37	$2.37

Leases

Operating lease assets are included within right-of-use operating lease asset and operating lease liabilities are included in current portion of right-of-use operating lease obligation and non-current portion of right-of-use operating lease obligation on the consolidated balance sheet as of September 30, 2022. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

3. INTANGIBLE ASSETS AND GOODWILL

As of September 30, 2022, the Company’s intangible assets consisted of:

Goodwill
Balance at December 31, 2021	$1,587,634
Loss on currency translation	(119,245)
Balance at September 30, 2022	$1,468,389

Indefinite lived intangible assets
Balance at December 31, 2021	$6,375,492
Loss on currency translation	(478,856)
Balance at September 30, 2022	$5,896,636

Definite lived intangible assets
Balance at December 31, 2021	$548,436
Amortization	(126,563)
Balance at September 30, 2022	$421,873

For goodwill, identified indefinite lived assets, and identified definite lived intangible assets, there was no impairment expense during the three and nine months ended September 30, 2022 and 2021. For identified definite lived intangible assets, amortization expense amounted to $42,187 and $170,692 during the three months ended September 30, 2022 and 2021, respectively. For identified definite lived intangible assets, amortization expense amounted to $126,563 and $482,115 during the nine months ended September 30, 2022 and 2021, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes definite lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of identified intangible assets based on the carrying amount as of September 30, 2022 is as follows:

Year ending December 31,
2022 (excluding the nine months ended September 30)	$42,187
2023	168,750
2024	168,750
2025	42,186
$421,873

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc (“EBCI”), with all amounts translated into U.S. dollars:

	September 30, 2022	December 31, 2021
Lab equipment	$819,988	$310,957
Computer equipment	24,841	10,818

Less: Accumulated depreciation	(131,885)	(27,345)
Property and equipment, net of accumulated depreciation	$712,944	$294,430

Depreciation expense was $44,458 and $2,240 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $114,850 and $2,240 for the nine months ended September 30, 2022 and 2021, respectively.

5. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of September 30, 2022, 100,000,000 shares of common stock were authorized under the Company’s articles of incorporation.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of June 30, 2022, there were 52,684.548 shares of Series C Preferred Stock issued and outstanding. As of September 30, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series C Preferred Stock remain outstanding.

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

On July 22, 2022, the Company entered into a securities purchase agreement (the “Registered Direct Securities Purchase Agreement”) with an institutional investor for the purchase and sale of 116,500 shares of the Company’s common stock, pre-funded warrants to purchase up to 258,500 shares of common stock (the “RD Pre-Funded Warrants”), and unregistered preferred investment options (the “RD Preferred Investment Options”) to purchase up to 375,000 shares of common stock (the “RD Offering”). The gross proceeds from the RD Offering were approximately $3,000,000. Subject to certain ownership limitations, the RD Pre-Funded Warrants became immediately exercisable at an exercise price equal to $0.0001 per share of common stock. On August 3, 2022, all of the issued RD Pre-Funded Warrants were exercised.

Concurrently with the RD Offering, the Company entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”) with institutional investors for the purchase and sale of 116,000 shares of common stock, pre-funded warrants to purchase up to 509,000 shares of common stock (the “PIPE Pre-Funded Warrants”), and preferred investment options (the “PIPE Preferred Investment Options”) to purchase up to 625,000 shares of the common stock in a private placement (the “PIPE Offering”). The gross proceeds from the PIPE Offering were approximately $5,000,000. Subject to certain ownership limitations, the PIPE Pre-Funded Warrants became immediately exercisable at an exercise price equal to $0.0001 per share of common stock. All of the issued PIPE Pre-Funded Warrants were exercised on various dates prior to August 18, 2022.

The RD offering and PIPE Offering closed on July 26, 2022, with aggregate gross proceeds of approximately $8 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $7.1 million with $3.2 million allocated to equity, $4.3 million to investment option liability, and the remaining $0.4 million recorded as an expense.

During the nine months ended September 30, 2022, a total of 2,122 shares of Common Stock were issued pursuant to the conversion of restricted stock units.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

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

A summary of activity under the Company’s incentive plan for the nine months ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	23,829	$79.00	$103.50	5.3	$34,333
Forfeited	(1,000)	$175.00	$140.50	—	—
Outstanding at September 30, 2022	22,829	$75.00	$101.50	4.3	$—

Exercisable at September 30, 2022	19,690	$74.93	$101.00	3.8	$—

The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the three months ended September 30, 2022 and 2021 was $48,697 and $4,683, respectively. The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the nine months ended September 30, 2022 and 2021 was $134,383 and $4,683, respectively. As of September 30, 2022, the Company had $222,501 in unamortized stock option expense, which will be recognized over a weighted average period of 1.3 years.

During the nine months ended September 30, 2021, the Company exchanged options to purchase 11,209 shares of common stock for 6,509 restricted stock units and 843 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s consolidated statement of operations and comprehensive income (loss).

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the nine months ended September 30, 2022:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2021	1,031	$141.50
Forfeited	(700)	$146.50
Vested	(331)	$130.40
Non-vested at September 30, 2022	—	$—

For the three months ended September 30, 2022 and 2021, the Company recorded $6,250 and $23,995, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. For the nine months ended September 30, 2022 and 2021, the Company recorded $24,363 and $80,109, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of September 30, 2022, there were no unamortized stock-based compensation costs related to restricted share awards. The balance of Common Shares related to the vested restricted stock awards as of September 30, 2022 will be issued during the 2022 calendar year. There are 974 vested and unissued shares of restricted stock awards as of September 30, 2022.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the nine months ended September 30, 2022:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2021	62,013	$126.00
Granted	37,445	$33.50
Forfeited	(26,772)	$79.64
Vested	(7,569)	$140.60
Non-vested at September 30, 2022	65,117	$92.02

For the three months ended September 30, 2022 and 2021, the Company recorded $590,190 and $458,308, respectively, in stock-based compensation expense related to restricted stock units. For the nine months ended September 30, 2022 and 2021, the Company recorded $1,932,553 and $4,710,225, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations.

As of September 30, 2022, the Company had unamortized stock-based compensation costs related to restricted stock units of $5,858,048 which will be recognized over a weighted average period of 3.0 years and unamortized stock-based costs related to restricted stock units which will be recognized upon achievement of specified milestones.

As of September 30, 2022, 1,856 shares of Common Stock have been issued in relation to vested restricted stock units and 61,428 restricted stock units are vested without shares of Common Stock being issued.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation for RSU	2022	2021	2022	2021
General and administrative	$357,756	$315,929	$1,138,080	$4,592,748
Research and development	232,434	118,474	794,473	118,474
Total	$590,190	$434,403	$1,932,553	$4,711,222

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

In connection with the Registered Direct (“RD”) Offering and the Private Investment in Public Entity (“PIPE”) Offering entered into on July 22, 2022, the Company entered into Warrant Amendment (the “Warrant Amendments”) with the investors in both offerings to amend certain existing warrants to purchase up to an aggregate of 122,000 shares of Common Stock that were previously issued to the investors, with an exercise price of $27.50 per share (subsequent to the 1-for-50 reverse stock split that occurred on July 14, 2022) and expiration date of February 15, 2027. Pursuant to the Warrant Amendments, the previously issued warrants were amended, effective upon the closing of the offerings, so that the amended warrants have a reduced exercise price of $7.78 per share and expire five and one-half years following the closing of the offerings. In connection with this transaction, the Company determined the fair value of the February 2022 Warrants immediately prior to the Warrant Amendment and the fair value of the amended warrants immediately after the Warrant Amendment. The incremental change in fair value was deemed to be $251,357, which was included as equity issuance costs related to the RD and PIPE financing transactions.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Investment Options

In connection with the Registered Direct Securities Purchase Agreement the Company issued unregistered preferred investment options to purchase up to 375,000 shares of common stock. Subject to certain ownership limitations, the RD Preferred Investment Options became immediately exercisable at an exercise price equal to $7.78 per share of common stock. The RD Preferred Investment Options are exercisable for five and one-half years from the date of issuance.

In connection with the PIPE Securities Purchase Agreement the Company issued unregistered preferred investment options to purchase up to 625,000 shares of the common stock. Subject to certain ownership limitations, PIPE Preferred Investment Options became immediately exercisable at an exercise price equal to $7.78 per share of common stock. The PIPE Preferred Investment Options are exercisable for five and one-half years from the date of issuance

On July 26, 2022, in connection with the RD Offering and PIPE Offering, the Company issued preferred investment options (the “Placement Agent Preferred Investment Options”) to an entity to purchase up to 70,000 shares of the common stock for acting as a placement agent. The Placement Agent Preferred Investment Options have substantially the same terms as the RD Preferred Investment Options and the PIPE Preferred Investments Options, except the Placement Agent Preferred Investment Options have an exercise price of $10.00 per share. The Placement Agent Preferred Investment Options are exercisable for five years from the date of the commencement of the RD Offering and PIPE Offering.

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2022:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2021	195,463	$131.00	3.4	$801,024
Issued	1,227,500	$10.31		$—
Exercised	(767,500)	$—	—	$—
Outstanding at September 30, 2022	655,463	$58.36	3.8	$5,514

Exercisable at September 30, 2022	655,463	$58.36	3.8	$5,514

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 public offering or the July 2022 public offering, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

The following table summarizes information about investment options outstanding at September 30, 2022:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2021	—	$—	—	$—
Issued	1,070,000	$7.93	5.5	—
Outstanding at September 30, 2021	1,070,000	$7.93	5.3	$—

Exercisable at September 30, 2021	1,070,000	$7.93	5.3	$—

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

The table below presents the reconciliation of changes in redeemable non-controlling interest:

Balance at December 31, 2021	$—
Redeemable non-controlling interest, net of initial value embedded derivative of $402,000 and net of issuance costs of $41,962	556,038
Preferred dividends attributable to redeemable non-controlling interest	20,411
Accretion of embedded derivative and transaction costs to redemption value	184,985
Balance at September 30, 2022	$761,434

As of September 30, 2022, the redemption value of the redeemable non-controlling interest is $1,000,000 plus cumulative dividends which accrue at the rate of 5% annually, or approximately $1,020,000. The Company has guaranteed this redemption on behalf of Akos.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 1 and 15 months. These agreements, in aggregate, commit the Company to approximately $2.4 million in future cash.

8. INCOME TAXES

On September 16, 2021, the Company acquired MagicMed. In connection with the acquisition, the Company recorded intangible assets from IPR&D valued at $35,500,000, which would be tested for impairment for book purposes, but without a tax basis, creating a deferred tax liability of $9,061,927. The deferred tax liability decreased to $1,607,122 due to an impairment on intangible assets of $29,048,164 and an impairment of goodwill of $8,225,862 for the year ended December 31, 2021. As of September 30, 2022, the balance of the deferred tax liability is $1,486,413.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;
●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;
●	the impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;
●	the limited study on the effects of medical cannabinoids and psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids or psychedelics;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;
●	our ability to establish or maintain collaborations on the development of therapeutic candidates;
●	our ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;
●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;
●	political, economic, and military instability in Israel which may impede our development programs;
●	our ability to successfully spin off our cannabinoid assets;
●	the effect that the reverse stock split of our common stock effected on July 14, 2022 may have on the price of our common stock; and
●	our success at managing the risks involved in the foregoing.

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

Business Overview

We are a biotechnology company dedicated to the development of novel small-molecule therapeutics for the treatment of anxiety, depression, and addiction disorders. We seek to improve the lives of patients suffering from cancer, initially by developing palliative and supportive care products for people suffering from certain side effects of cancer and cancer treatment such as pain or skin irritation. We currently intend to offer such palliative and supportive care products in the United States, following approval through established regulatory pathways.

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

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of August 12, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, as of September 30, 2022, no shares of Series C Preferred Stock remain outstanding.

The Company was not solely in control of redemption of the shares since the holders had the option of deciding whether to return a proxy card for the Special Meeting, which determine whether a given holder’s shares of Series C Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series C Preferred Stock was not solely in the control of the Company, the preferred shares are classified within temporary equity in the Company’s unaudited condensed consolidated balance sheets. The preferred shares were initially measured at redemption value. As of September 30, 2022, no shares of Series C Preferred Stock are outstanding.

Spin-Off and Related Private Placement

In connection with the planned Spin-Off, on May 5, 2022, Akos and the Company entered into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos’ Series A Convertible Preferred Stock, par value $0.01 per share (the “Akos Series A Preferred Stock”), at price of $1,000 per share, and warrants (the “Akos Warrants”) to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). The Akos Purchase Agreement is guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 will be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in a non-controlling interest (“NCI”) (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Private Placement. Pursuant to the Akos Purchase Agreement, Akos has agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement shall be paid to Palladium in the form of convertible preferred stock and warrants on similar terms to the securities issued in the Akos Private Placement. As of September 30, 2022, there have been no accruals recorded for the fees or warrants since the closing of the spin-off is not probable. Palladium is also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock.

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

In connection with the Spin-Off, the Company would transfer its cannabinoid clinical development pipeline assets to Akos, while retaining its psychedelics clinical development pipeline assets. As of September 30, 2022, there is no accrual recorded since the closing of the spin-off is not probable.

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

July 2022 Offerings

On July 22, 2022, the Company entered into a securities purchase agreement (the “Registered Direct Securities Purchase Agreement”) with an institutional investor for the purchase and sale of 116,500 shares of the Company’s common stock, pre-funded warrants to purchase up to 258,500 shares of common stock, and unregistered preferred investment options (the “RD Preferred Investment Options”) to purchase up to 375,000 shares of common stock (the “RD Offering”). The gross proceeds from the RD Offering were approximately $3,000,000. Shares of common stock and RD Pre-Funded Warrants issued in the RD Offering were offered pursuant to a “shelf” registration statement on Form S-3 previously filed with the SEC on July 2, 2021. Subject to certain ownership limitations, the PIPE Pre-Funded Warrants became immediately exercisable at an exercise price equal to $0.0001 per share of common stock. There is not expected to be any trading market for the common warrants issued in the RD Offering. On August 3, 2022, all of the issued RD Pre-Funded Warrants were exercised. Subject to certain ownership limitations, the RD Preferred Investment Options became immediately exercisable at an exercise price equal to $7.78 per share of common stock. The RD Preferred Investment Options are exercisable for five and one-half years from the date of issuance.

Concurrently with the RD Offering, the Company entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”) with institutional investors for the purchase and sale of 116,000 shares of common stock, pre-funded warrants to purchase up to 509,000 shares of common stock, and preferred investment options (the “PIPE Preferred Investment Options”) to purchase up to 625,000 shares of the common stock in a private placement (the “PIPE Offering”). The gross proceeds from the PIPE Offering were approximately $5,000,000. Subject to certain ownership limitations, the PIPE Pre-Funded Warrants became immediately exercisable at an exercise price equal to $0.0001 per share of common stock. There is not expected to be any trading market for the common warrants issued in the PIPE Offering. All of the issued PIPE Pre-Funded Warrants were exercised on various dates prior to August 18, 2022. Subject to certain ownership limitations, PIPE Preferred Investment Options became immediately exercisable at an exercise price equal to $7.78 per share of common stock. The PIPE Preferred Investment Options are exercisable for five and one-half years from the date of issuance.

The RD offering and PIPE Offering closed on July 26, 2022, with aggregate gross proceeds of approximately $8 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $7.1 million.

On July 26, 2022, in connection with the RD Offering and PIPE Offering, the Company issued preferred investment options (the “Placement Agent Preferred Investment Options”) to an entity to purchase up to 70,000 shares of the common stock for acting as a placement agent. The Placement Agent Preferred Investment Options have substantially the same terms as the RD Preferred Investment Options and the PIPE Preferred Investments Options, except the Placement Agent Preferred Investment Options have an exercise price of $10.00 per share. The Placement Agent Preferred Investment Options are exercisable for five years from the date of issuance.

In connection with the RD Offering and the PIPE, the Company entered into Warrant Amendment Agreements (the “Warrant Amendments”) with the investors in both offerings to amend certain existing warrants to purchase up to an aggregate of 122,000 shares of Common Stock that were previously issued to the investors on February 15, 2022, with an exercise price of $27.50 per share and expiration date of February 15, 2027. Pursuant to the Warrant Amendments, the previously issued warrants were amended, effective upon the closing of the offerings, so that the amended warrants have a reduced exercise price of $7.78 per share and expire five and one-half years following the closing of the offerings. The Company determined the fair value of the February 2022 Warrants immediately prior to the Warrant Amendment and the fair value of the amended warrants immediately after the Warrant Amendment. The incremental change in fair value was deemed to be $251,357, which was included as equity issuance costs related to the RD and PIPE financing transactions.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022	2021
Operating expenses
General and administrative	$3,514,547	$2,123,834
Research and development	2,055,656	1,219,339
Depreciation and amortization	86,646	173,696
Total operating expenses	5,656,849	3,516,869

Loss from operations	(5,656,849)	(3,516,869)

Other income (expense)
Change in fair value of warrant liabilities	1,599,623	804,833
Change in fair value of investment option liability	1,809,622	—
Change in fair value of derivative liability	(231,000)	—
Interest expense	(308)	(370)
Total other income	3,177,937	804,463

Net loss	(2,478,912)	(2,712,406)
Less preferred dividends attributable to non-controlling interest	12,603	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	110,991	—
Net loss attributable to shareholders	(2,602,506)	(2,712,406)

Other comprehensive loss
Foreign currency translation	(417,390)	(6,510)

Comprehensive loss	$(3,019,896)	$(2,718,916)

Net loss per share - basic and diluted	$(1.46)	$(5.91)

Weighted average shares outstanding, basic and diluted	1,787,235	459,289

General and Administrative Expenses

Our general and administrative expenses increased to $3,514,547 for the three months ended September 30, 2022 from $2,123,834 for the three months ended September 30, 2021, an increase of $1,390,713, or 65%. This change was primarily driven by an increase in marketing fees of $143,578, an increase in professional fees of $234,911, and an increase in transaction expenses from equity offerings of $704,092.

Research and Development Expenses

Our research and development expense for the three months ended September 30, 2022 was $2,055,656 compared to $1,219,339 for the three months ended September 30, 2021 an increase of $836,317, or 69%. This increase was primarily driven by increased product development activities during the current year, as compared to the prior year, in particular, research relating to psychedelic molecules, activities which the Company was not engaged in during the comparable period of the prior year. In addition, there was an increase in research and development stock-based compensation of $113,960 during the three months ended September 30, 2022 as compared to the same period in 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2022 was $86,646 as compared to $173,696 for the three months ended September 30, 2021, a decrease of $87,050, or approximately 50%. The decrease in amortization is due to amortization of approximately $128,511 recorded for the Skincare license during the three months ended September 30, 2021. The Skincare license was subsequently fully impaired in the fourth quarter of 2021, resulting in no amortization of the Skincare license during 2022. This decrease was offset by an increase in depreciation of $42,218 during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Change in Fair Value of Warrant Liabilities

The Company’s change in fair value warrant liabilities was increased by $794,790 for the three months ended September 30, 2022 as compared to for the three months ended September 30, 2021, due primarily to a decrease in the Company’s stock price in the current period.

Change in Fair Value of Investment Option Liability

The Company’s change in fair value of investment option liability was $1,809,622 for the three months ended September 30, 2022. The Company did not have any outstanding investment option liabilities during the three months ended September 30, 2021. The change in fair value is due to the significant decrease in the Company’s stock price between the issuance of the investment option liability and September 30, 2022. The Company’s stock price was $6.33 on July 26, 2022 (the date of issuance) and $4.22 on September 30, 2022, a decrease of approximately 33% during that time.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability increased by $231,000 for the three months ended September 30, 2022 as compared to for the three months ended September 30, 2021, due primarily to the announcement of the planned spin-off of Akos.

Foreign Currency Translation

Our foreign currency translation loss was $417,390 for the three months ended September 30, 2022 as compared to a loss of $6,510 for the three months ended September 30, 2021, for a change in loss of $410,880. The increase in foreign exchange loss is primarily due to the U.S. Dollar fluctuating against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses. In addition, the Company engaged in a significantly higher number of transactions denominated in Canadian dollars during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, resulting in a much larger effect of foreign currency translation on the Company’s operations.

The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2022 and the comparable period in 2021:

	For the Nine Months Ended September 30,
	2022	2021
Operating expenses
General and administrative	$8,783,619	$10,864,696
Research and development	6,134,421	2,295,826
Depreciation and amortization	241,413	484,355
Total operating expenses	15,159,453	13,644,877

Loss from operations	(15,159,453)	(13,644,877)

Other income (expense)
Inducement expense	—	(298,714)
Change in fair value of warrant liabilities	3,845,514	7,077,376
Change in fair value of investment option liability	1,809,622	—
Change in fair value of derivative liability	(284,000)	—
Interest expense	(5,114)	(5,191)
Total other income	5,366,022	6,773,471

Net loss	$(9,793,431)	$(6,871,406)
Less preferred dividends attributable to non-controlling interest	20,411	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	184,985	—
Net loss attributable to shareholders	(9,998,827)	(6,871,406)

Other comprehensive loss
Foreign currency translation	(609,695)	(4,036)

Comprehensive loss	$(10,608,522)	$(6,875,442)

Net loss per share - basic and diluted	$(8.11)	$(16.64)

Weighted average shares outstanding, basic and diluted	1,232,936	413,063

General and Administrative Expenses

Our general and administrative expenses decreased to $8,783,619 for the nine months ended September 30, 2022 from $10,864,696 for the nine months ended September 30, 2021, a decrease of $2,081,077, or 19%. This change was primarily driven by a decrease in stock-based compensation of $3,532,658, offset by an increase in transaction expenses from equity offerings of $823,970 and an increase in professional fees of $630,195.

Research and Development Expenses

Our research and development expense for the nine months ended September 30, 2022 was $6,134,421 as compared to $2,295,826 for the nine months ended September 30, 2021 with an increase of $3,838,595, or approximately 167%. This increase was primarily driven by increased product development activities during the current year, as compared to the prior year, in particular, research relating to psychedelic molecules, activities which the Company was not engaged in during the comparable quarter of the prior year. In addition, $794,473 of stock-based compensation expense was allocated to research and development for the nine months ended September 30, 2022, compared to $118,474 for the nine months ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2022 was $241,413 as compared to $484,355 for the nine months ended September 30, 2021, with a decrease of $242,942, or approximately 50%. The decrease in amortization is due to amortization of approximately $396,981 recorded for the Skincare license during the three months ended September 30, 2021. The Skincare license was subsequently fully impaired in the fourth quarter of 2021, resulting in no amortization of the Skincare license during 2022. This decrease was offset by an increase in depreciation of $112,610 and an increase in amortization of the Diverse Bio license of $28,125 during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Change in Fair Value of Warrant Liabilities

The Company’s change in gain in fair value warrant liabilities decreased by $3,231,862 to $3,845,514 for the nine months ended September 30, 2022 as compared to $7,077,376 for the nine months ended September 30, 2021, primarily due to a change in the Company’s stock price during the nine months ended September 30, 2022 as compared to the same period in 2021. The Company’s stock price was $4.22 at September 30, 2022, as compared to $46.50 at December 31, 2021, a decrease of approximately 91% during the nine months ended September 30, 2022. The Company’s stock price was $103.50 at September 30, 2021, as compared to $74.00 at December 31, 2020, an increase of approximately 40% during the nine months ended September 30, 2021. The significant change in the Company’s stock price during the nine months ended September 30, 2022 compared to the same period in 2021, resulted in the significant decrease to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

The Company’s change in fair value of investment option liability was increased by $1,809,622 for the nine months ended September 30, 2022 as compared to for the nine months ended September 30, 2021, due to the significant decrease in the Company’s stock price between the issuance of the investment option liability and September 30, 2022. The Company’s stock price was $6.33 on July 26, 2022 (the date of issuance) and $4.22 on September 30, 2022, a decrease of approximately 33% during that time.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability increased by $284,000 for the nine months ended September 30, 2022 as compared to for the nine months ended September 30, 2021, due primarily to the announcement of the planned spin-off of Akos.

Inducement Expense

Inducement expense was $0 for the nine months ended September 30, 2022 as compared to $298,714 for the nine months ended September 30, 2021, representing a decrease of 100%. The expenses recorded in 2021 were related to inducement incurred related to the conversion of warrants and options. The Company did not incur such expenses in the current period.

Foreign Currency Translation

Our foreign currency translation loss was $609,695 for the nine months ended September 30, 2022 as compared to a loss of $4,036 for the nine months ended September 30, 2021, for a change of $605,659. The increase in foreign exchange loss is primarily due to the U.S. Dollar fluctuating against the Canadian Dollar and the conversion of the Canadian Dollars into United States Dollars for payment of United States Dollar denominated expenses. In addition, the Company engaged in a significantly higher number of transactions denominated in Canadian dollars during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, resulting in a much larger effect of foreign currency translation on the Company’s operations.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, the Company had a loss from operations of $15,159,453 and net cash used in operating activities of $13,684,606. As of September 30, 2022, the Company had an accumulated deficit of $70,529,884. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2022, the Company had cash of $21,201,005 and working capital of $19,668,572. The Company’s cash on hand at the filing date is estimated to be sufficient to fund operations, however, there can be no guarantee that the conditions will not change and that the Company will require additional funding, which may not be available on acceptable terms or at all, in which case significant delays or cost increases may result in material disruption to the Company’s operations. In such case, the Company would be required to delay, scale back or eliminate some or all of its research and development programs, which would likely have a material adverse effect on the Company and its financial statements.

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

On July 26, 2022, the Company completed a registered direct offering for the purchase and sale of 116,500 shares of the Company’s Common Stock, pre-funded warrants to purchase up to 258,500 shares of Common Stock and unregistered preferred investment options (the “RD Preferred Investment Options”) to purchase up to 375,000 shares of Common Stock (collectively, the “RD Offering”). The combined purchase price for one share of Common Stock and associated RD Preferred Investment Option is $8.00. The gross proceeds from the RD Offering were approximately $3.0 million.

Concurrently with the RD Offering, the Company completed a registered direct offering for the purchase and sale of 116,000 shares of Common Stock, pre-funded warrants to purchase up to 509,000 shares of Common Stock (the “PIPE Pre-Funded Warrants”) and preferred investment options (the “PIPE Preferred Investment Options”) to purchase up to 625,000 shares of the Common Stock in a private placement (the “PIPE”). The combined purchase price for one share of Common Stock and associated PIPE Preferred Investment Option is $8.00. The gross proceeds from the PIPE were approximately $5.0 million. The aggregate net proceeds from the RD Offering and the PIPE, after deducting the placement agent fees and other estimated offering expenses, were approximately $7.1 million.

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

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(13,684,606)	$(7,390,358)
Net cash (used in) provided by investing activities	(577,972)	2,380,327
Net cash provided by financing activities	18,180,138	24,899,652
Effect of foreign exchange rate on cash	(72,554)	(19,655)
Net increase in cash	$3,845,006	$19,869,966

Operating Activities

Net cash used in operating activities was $13,684,606 during the nine months ended September 30, 2022, which consisted primarily of a net loss of $9,793,431, prepaid expenses of $758,419, change in fair value of warrant liabilities of $3,845,514, and change in fair value of investment option liability of $1,809,622, offset by stock based compensation of $2,091,299.

Net cash used in operating activities was $7,390,358 during the nine months ended September 30, 2021, which consisted primarily of a net loss of $6,871,406 and change in fair value of warranty liability of $7,077,376 offset by stock-based compensation of $4,829,484.

Investing Activities

Net cash used in investing activities was $577,972 during the nine months ended September 30, 2022, which consisted of the purchase of property and equipment.

Net cash provided by investing activities was $2,380,327 during the nine months ended September 30, 2021, which consisted of cash accretive acquisition of MagicMed of $3,055,327, offset by the acquisition of intellectual property from Diverse Biotech, Inc. of $675,000.

Financing Activities

Net cash provided by financing activities was $18,180,138 during the nine months ended September 30, 2022, which consisted of $17,222,100 in net proceeds from the sale of common stock and warrants and proceeds from the sale of redeemable non-controlling interest, net of offering costs, of $958,038.

Net cash provided by financing activities was $24,899,652 during the nine months ended September 30, 2021, which consisted of $21,614,488 in net proceeds from the sale of common stock and proceeds from the exercise of warrants of $3,285,164.

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

Warrant Liability and Preferred Investment Options

The Company accounts for warrants and preferred investment options for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Such warrants and preferred investment options are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants and preferred investment options. At that time, the portion of the liability related to such common stock warrants and preferred investment options will be reclassified to additional paid-in capital.

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

Item 3. Quantitative and qualitative disclosures about market risk

From inception through September 30, 2022, the reporting currency of the Company is the United States dollar while the functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2022.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2022.

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

As of September 30, 2022, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

First Amendment to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)#

10.2	Form of Warrant Amendment (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.3	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.4	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.5	Form of Registration Rights Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
November 14, 2022

	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022

	By:	/s/ Robert Dickey
Robert Dickey
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

