Form 10-K
period 2022-12-31
Enveric Biosciences, Inc.
filed 2023-03-31
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation of its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on a closing price of $10.72 per share, was approximately $11.0 million.

As of March 30, 2023, there were 2,078,271 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus if led pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-K

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

●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;

●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;

●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;

●	the impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;

●	the limited study on the effects of medical cannabinoids and psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids or psychedelics;

●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;

●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;

●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;

●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;

●	our ability to establish or maintain collaborations on the development of therapeutic candidates;

●	our ability to obtain appropriate or necessary governmental approvals to market potential products;

●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;

●	our significant and increasing liquidity needs and potential requirements for additional funding;

●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;

●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);

●	the intense competition we face, often from companies with greater resources and experience than us;

●	our ability to retain key executives and scientists;

●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;

●	political, economic, and military instability in Israel which may impede our development programs; as well as

●	our ability to successfully spin off our cannabinoid assets; and

●	other factors described in the “Risk Factors” section of this Annual Report on Form 10-K

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. We also make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports on our website at https://www.enveric.com/ as soon as reasonably practicable after those reports and other information is electronically filed with, or furnished to, the SEC.

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

Amalgamation Agreement with MagicMed Industries Inc. (Item 7. MD&A)

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

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 199,025 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 148,083 Company Shares.

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

Psychedelics

Following our amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), we have continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including anxiety. We synthesize novel versions of classic psychedelics, such as psilocybin, N-dimethyltryptamine (DMT), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company is working to add novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) on a regular basis through our work at Enveric Labs in Calgary, Alberta, Canada, where we have a team of PhD scientists with expertise in synthetic biology and chemistry. To date we have created over 500 molecules that are housed in the Psybrary™.

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

Spin-Off and Related Private Placement

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc. (“Akos”), a majority owned subsidiary of the Company by way of dividend to the Company’s shareholders (the “Spin-Off”). The Spin-Off will be subject to various conditions, including Akos meeting the qualifications for listing on the Nasdaq Stock Market, and if successful, would result in two standalone public companies. The primary assets and liabilities included as part of the Spin-Off are intangible assets.

On May 5, 2022, Akos, the Company and an investor entered into a Securities Purchase Agreement (the “Akos Purchase Agreement”), pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of its Series A Convertible Preferred Stock (the “Akos Series A Preferred Stock”), par value $0.01 per share at a price of $1,000 per share, and warrants (the “Akos Warrants”) to purchase shares of Akos’ common stock (the “Akos Common Stock”), par value $0.01 per share, for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). Pursuant to the Akos Purchase Agreement, Akos issued 1,000 shares of the Akos Series A Preferred Stock to investors in exchange for $1,000,000 on May 5, 2022.

If the Spin-off is successful, the Company would be spinning off the cannabinoid business to Akos and focus solely on psychedelic-based treatments.

Product Candidates

Our pipeline of product candidates and key ongoing development programs are shown in the tables below:

Product Candidates	Targeted Indications	Partner(s)	Status	Expected Next Steps
EV104: CBD + Celecoxib Conjugate	Osteoarthritis		Research & Development, Lead Optimization	Synthesis of two molecular conjugates EV104a and EV104b

EVM-201 Second-generation psychedelic asset: prodrug of psilocin	Anxiety		Research & Development, Lead Optimization	In-vitro and in-vivo experimentation

EVM-301 Third-generation psychedelic-inspired new chemical entity	Mental health indication		Research & Development, Hit-to-Lead Generation	In-vitro experimentation

Cannabinoid-Infused Topical Product	Oncology-related skincare conditions (e.g., radiodermatitis)	U.S.-Based Center of Excellence	Research & Development/Discovery	IND submission; Exploratory Phase 1/2 trial

Cannabinoid and COX-2 inhibitor Conjugation	OA/Acute Pain		Successfully conjugated New Chemical Entity	Pre-clinical studies

Intellectual Property

We are a party to certain license agreements as described below, and going forward we intend to both develop intellectual property and license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of product candidates.

Psychedelics

We own full rights to 16 patent applications related to psychedelics. Of those, 10 patent applications relate to psilocybin derivatives, methods of making psilocybin derivatives, and methods for treatment of mental disorders, such as anxiety, PTSD, and other psychiatric conditions; 1 patent application relates to prodrugs of psilocin; and 5 patent applications related to mescaline derivatives and methods of using mescaline derivatives. The portfolio includes the following published and unpublished applications:

●	Glycosylated Psilocybin Derivatives and Methods of Using (WO 2022/040802): Relates to glycosylated psilocybin derivative compounds that activate the 5-HT2A cell surface receptor and increase intracellular calcium concentration with a profile different from that of psilocin, methods for making the compounds, and methods for treating psychiatric disorders.

●	Halogenated Psilocybin Derivatives and Methods of Using (WO2022047579): Relates to halogenated psilocybin derivative compounds, methods for making the compounds, and methods for modulating a 5-HT2A cell surface receptor, and methods for treating psychiatric disorders.

●	Hydroxylated Psilocybin Derivatives and Methods of Using (WO2022047580): Relates to hydroxylated psilocybin derivative compounds, methods for making the compounds,, and methods for modulating a 5-HT2A cell surface receptor.

●	Nitrated Psilocybin Derivatives and Methods of Using (WO 2022/047583): Relates to nitrated psilocybin compounds, methods for making the compounds, methods for modulating a 5-HT2A cell surface receptor, and methods for treating psychiatric disorders.

●	Psilocybin Derivatives and Methods of Using (Five PCT Applications, unpublished, and 1 US Provisional Applications, all unpublished): Each relates to different psilocybin derivative compounds, methods for making the compounds, methods for modulating a 5-HT2A cell surface receptor, and methods for treating psychiatric disorders.

●	Prodrugs for Psilocin and Methods of Using (U.S. Provisional Application, unpublished): Relates to prodrugs for psilocin, and methods for making the prodrug compounds.

●	Mescaline Derivatives and Methods of Using (Five US Provisional Applications, all unpublished): Relates to mescaline derivative compounds, and methods for making the compounds.

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

Research & Development

In view of the urgent need for new and more effective mental health and palliative oncology treatments, we intend to combine innovative scientific discoveries and bio-chemical synthesis, along with accelerated clinical development plans to create, develop and progress novel therapies using psychedelic-inspired and cannabinoid-based medications and similar compounds. Our current research and development efforts are focused on developing novel molecules structurally related to certain naturally occurring psychedelics with improved pharmaceutical characteristics. Some of the naturally occurring psychedelic molecules are currently being investigated by researchers around the world as potential treatments for a broad range of psychiatric and neurologic disorders. Additionally, we maintain activities dedicated to investigative work surrounding cannabinoids which are expected to be spun-out, including creating and developing novel formulations, and evaluating potential opportunities to license technologies from pharmaceutical companies and leading research institutions.

Clinical Studies

We are currently pursuing drug discovery and pre-clinical activities in order to advance a number of novel psychedelic-inspired molecules towards the clinic. Enveric’s lead program, EB-373, is a next generation prodrug of psilocin, the active metabolite of psilocybin. EB-373 is the lead drug candidate from the EVM201 Series currently advancing through preclinical development with the aim of initiating first-in-human studies, followed by clinical trials targeting the treatment of anxiety disorders.

We intend to assemble a team of principal investigators with clinical experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research.

We plan to submit filings with regulatory agencies including Clinical Trial Applications (CTA), Investigational New Drug (IND) applications and, eventually, new drug applications (“NDA”) to seek approval with the US FDA and other jurisdictions, in connection with our product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans.

On March 23, 2023, we issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, our lead candidate targeting the treatment of anxiety disorders. The Phase 1 clinical trial is expected to initiate in the fourth quarter of 2023. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with our newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder.

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

Enveric’s current scientific advisors are set forth in the table below:

Name	Title	Specialization
Maurizio Fava, M.D.	Executive Director of the Clinical Trials Network and Institute	Clinical Research
Stephen M. Stahl, M.D., Ph.D.	Director of Psychopharmacology forthe California Department of State Hospitals	Clinical Research
Sheila DeWitt, Ph.D.	Chair, President & CEO of DeuteRx, LLC; COO of Neuromity Therapeutics, Inc.; Founder of RIFFIT, Inc.; Professor, St. George’s University of London	Clinical Research
John Krystal, M.D.	Director of Yale Center for Clinical Investigation	Clinical Research
Michael Liebowitz, M.D.	Professor of Psychiatry; Director at Medical Research Network	Clinical Research

Maurizio Fava, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Maurizio Fava is Psychiatrist-in-Chief of the Massachusetts General Hospital (MGH), executive director of the Clinical Trials Network and Institute, (MGH), associate dean for clinical and translational research, and the Slater Family Professor of Psychiatry at Harvard Medical School. Dr. Fava is a world leader in the field of depression. He has edited eight books and authored or co-authored more than 900 original articles published in medical journals with international circulation, articles which have been cited more than 95,000 times in the literature and with an H index greater than 150. Dr. Fava founded and was director of MGH’s Depression Clinical and Research Program from 1990 until 2014. Under Dr. Fava’s direction, the Depression Clinical and Research Program became one of the most highly regarded depression programs in the country, a model for academic programs that link, in a bi-directional fashion, clinical and research work. In 2007, he also founded and is now the executive director of the MGH Psychiatry Clinical Trials Network and Institute, the first academic CRO specialized in the coordination of multi-center clinical trials in psychiatry.

Stephen M. Stahl, M.D., Ph.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Stephen Stahl has held faculty positions at Stanford University, the University of California at Los Angeles, the Institute of Psychiatry London, the Institute of Neurology London, and, currently, as Clinical Professor of Psychiatry and Neuroscience at the University of California Riverside, Adjunct Professor of Psychiatry at the University of California San Diego and as Honorary Fellow in Psychiatry at the University of Cambridge. Dr. Stahl serves as editor-in-chief of CNS Spectrums and is Senior Academic Advisor and Director of Psychopharmacology for the California Department of State Hospitals (DSH) where he has a leadership role in addressing violence and decriminalization of the seriously mentally ill. Author of over 575 articles and chapters with an H index of 69, and more than 2000 scientific presentations and abstracts, Dr. Stahl is an internationally renowned clinician, researcher, and teacher in psychiatry with subspecialty expertise in psychopharmacology. Dr. Stahl has written over 50 textbooks and edited 15 others, including the best-selling and award-winning textbook, Stahl’s Essential Psychopharmacology, now in its fifth edition, and the best-selling and award-winning clinical manual, Essential Psychopharmacology Prescriber’s Guide, now in its seventh edition.

Sheila DeWitt, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Sheila DeWitt is a Life Sciences Executive & Serial Entrepreneur with over 30 years of experience in pharmaceutical and biotechnology companies. She is currently the Chair, President & CEO of DeuteRx, LLC, the COO and Board Member of Neuromity Therapeutics, Inc., and a Founder and Board Member of RIFFIT, Inc. She also collaborates with Poxel SA and Salarius Therapeutics, Inc. on deuterated drug candidates. Dr. DeWitt has founded and/or led the start-up or turnaround of nine biotechnology companies or business units. Dr. DeWitt earned her B.A. in Chemistry from Cornell University and Ph.D. in Synthetic Organic Chemistry from Duke University. She is internationally recognized for her pioneering contributions to pharmaceutical R&D in the areas of combinatorial chemistry, predictive ADMET, nanotechnology, computational chemistry, and deuterated drugs and has received numerous awards in recognition for her innovation and entrepreneurship. She has authored over 60 publications and abstracts, created and delivered over 20 short courses or symposia, and is an inventor on over 100 patents and/or patent applications.

John Krystal, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. John Krystal is the Robert L. McNeil, Jr., Professor of Translational Research; Professor of Psychiatry, Neuroscience, and Psychology; Chair of the Department of Psychiatry at Yale University; and Chief of Psychiatry and Behavioral Health at Yale-New Haven Hospital. He is a graduate of the University of Chicago, Yale School of Medicine, and the Yale Psychiatry Residency Training Program. He has published extensively on the neurobiology and treatment of schizophrenia, alcoholism, PTSD, and depression. Notably, his laboratory discovered the rapid antidepressant effects of ketamine in humans. Dr. Krystal directs/co-directs the Yale Center for Clinical Investigation (CTSA), NIAAA Center for the Translational Neuroscience of Alcoholism, and Clinical Neuroscience Division of the National Center for PTSD (VA). He is a member of the U.S. National Academy of Medicine; co-director of the Neuroscience Forum of the U.S. National Academies of Sciences, Engineering, and Medicine; Fellow of the American Association for the Advancement of Science (AAAS); and editor of Biological Psychiatry (IF=13.382). Previously, Dr. Krystal chaired the NIMH Board of Scientific Counselors and has served as a member of the NIMH National Mental Health Advisory Council and the NIAAA National Alcohol Advisory Council. He also previously served as the president of the American College of Neuropsychopharmacology (ACNP) and the International College of Neuropsychopharmacology (CINP).

Michael Liebowitz, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Michael Liebowitz is a Professor of Psychiatry at Columbia University and New York State Psychiatric Institute (NYSPI) and is currently Director at Medical Research Network where he is engaged in clinical trials for depression, anxiety, binge eating, ADHD, PTSD, and borderline personality disorders. Dr. Liebowitz completed his fellowship in psychopharmacology at the Depression Evaluation Service at NYSPI, where he helped develop and validate the DSM criteria for atypical depression. Dr. Liebowitz established the Anxiety Disorders Clinic at NYSPI, the first research clinic to specialize in anxiety disorders in the United States. Over the next two decades, Dr. Liebowitz and colleagues helped refine treatments for panic disorder, broadened the diagnostic criteria and established medication treatment for social anxiety disorder, and collaborated in clinical trials comparing medications and behavioral treatments for several anxiety disorders. Dr. Liebowitz developed the Liebowitz Social Anxiety Scale (LSAS) which has been the primary outcome measure for several registration programs in social anxiety disorder and is used worldwide as a research and clinical measure.

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

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S., and lack accepted safety for use under medical supervision. Marijuana and psychedelics such as psilocybin, DMT, mescaline and MDMA are currently Schedule I controlled substances, which means that no preclinical or clinical studies of product candidates containing these substances may be conducted in the United States without the required DEA registration(s) and related approvals, as applicable. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence.

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

Employees

We continue to build on our leadership expertise. We employ 25 full-time employees and 1 part-time employee. We also work with scientific advisors, consultants and service providers, mainly through academic institutions and contract research organizations.

We have never had a work stoppage and none of its employees are covered by collective bargaining agreements or represented by a labor union. We believe that we have good relationships with our employees.

Item 1A. Risk factors

Risks Related to Our Business and Financial Condition

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2022. We will be unable to continue to operate for the foreseeable future without additional capital.

Our independent registered public accounting firm issued a report dated March 31, 2023 in connection with the audit of our consolidated financial statements as of December 31, 2022, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern including our recurring losses, cash used in operations, and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K, contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us in the necessary timeframe, in the amounts we require, on terms that acceptable to us, or at all. If we are unable to raise additional capital our business, prospectus, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash will enable us to maintain our current operations through December 31, 2023, but not beyond. If we are not able to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We are dependent on the success of our prospective product candidates, which are in early stages of development, and there can be no assurances that any such prospects will reach a particular stage in development, receive regulatory approval or be successfully commercialized.

Our success will depend on our ability to successfully develop and commercialize our prospective product candidates through our development programs. We intend to develop at least two product candidates by undergoing the long, costly clinical-trial process for each candidate under an IND application and, eventually, obtaining FDA approval under an NDA before proceeding to market. In order to proceed with development of our pharmaceutical product candidates under the NDA pathway, we must obtain the FDA’s approval of our IND application and conduct preclinical and clinical trials in compliance with the applicable IND regulations, clinical-study protocols, and other applicable regulations and related requirements. We may never be able to develop products which are commercially viable or receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA or any other regulatory authority will approve of our current or future product candidates.

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

Since COVID-19 was initially reported to have surfaced in Wuhan, China in December 2019, it has spread globally, including to countries in which we are currently, or have plans to, conduct preclinical or clinical studies or other development activities. There is significant uncertainty as to the likely effects of this pandemic. As the COVID-19 pandemic continues, we will likely experience disruptions that could severely impact our business, including, but not limited to, our current or future preclinical studies, clinical trials, regulatory progress, or any other development or commercialization activities, including (among others):

●	delays or difficulties in enrolling patients in clinical trials, specifically since many of the patients are considered immunocompromised;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials

●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related to COVID-19; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

While we expect to fund our future capital requirements from financing arrangements, we cannot assure you that any such financing arrangements will be available to it on favorable terms, or at all. The global spread of COVID-19 has created significant volatility and uncertainty in global financial markets and may reduce our ability to access capital and negatively affect our liquidity. Further, even if we can raise funds from financing arrangements, the amounts raised may not be sufficient to meet our future capital requirements. Additionally, the Company does not have sufficient unreserved, authorized shares to secure an equity investment of a sufficient amount, based on the Company’s currently traded price per share, and the Company will require shareholder approval to increase the amount of authorized shares. If we are not able to raise capital, we could be required to postpone, scale back or eliminate some, or all, of our development objectives or commercialization efforts.

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

There has been limited study on the effects of medical cannabinoids and psychedelics, and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids and psychedelics.

Research relating to the medical benefits, viability, safety, efficacy, and dosing of cannabinoids and psychedelics remains in relatively early stages. There have been few clinical trials on the benefits of cannabinoids and psychedelics conducted by us or by others. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies we have relied on, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabinoids and psychedelics, which could adversely affect social acceptance of cannabinoids and psychedelics and the demand for our product candidates.

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

We are in the early stages of product development and expect to focus substantial efforts for, at least, the next several years on preclinical and clinical trials and other research and development activities. We have not obtained regulatory approval for any product candidates. Our revenues, expenses and operating results are likely to fluctuate significantly in the future. We expect to incur substantial additional operating expenses over the next several years as our research, development, and preclinical and clinical study activities increase. Our financial results are unpredictable and may fluctuate, for among other reasons, due to:

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

Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory requirements, the testing and eventual development of viable Psychedelic Derivative drug candidates could be delayed, cancelled or rendered ineffective.

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

Raw materials requiring regulatory approval

Some raw materials used by us will require regulatory approval by Health Canada and the FDA because the plant or fungi may contain a controlled substance. While we believe that we can acquire, or indirectly make use of, the requisite licenses to conduct our intended research and development activities, there is a risk that Health Canada and the FDA can either reject or require further action to approve the requisite licenses which would cause delays or result in losses for us and could result in the abandonment of a specific research programs. Raw materials and supplies are generally available in quantities to meet the needs of our business. An inability to obtain raw materials or product supply could have a material adverse impact on our business, financial condition, and results of operations.

Possible increase in costs beyond what is currently expected as a result of regulatory review

Health Canada and the FDA have not yet determined whether our Psychedelic Derivatives will be scheduled as controlled substances. In the event Health Canada or the FDA determine that these products are controlled substances and therefore, require regulatory approval, (a) our licensees will be required to obtain such approval; and (b) to the extent that we produce Psychedelic Derivatives, we will require similar regulatory approval. Such additional regulatory requirements may increase our costs and cause a delay in our operations. Further, if Health Canada or the FDA require that we perform additional preclinical studies, or if we determine that additional preclinical studies are required for our Psychedelic Derivatives, our expenses would further increase beyond what is currently expected and the anticipated timing of any potential approval of our Psychedelic Derivatives or licensing out agreements would likely be delayed.

We have never been profitable, have no products approved for commercial sale, and to date have not generated any revenue

We have never been profitable and we do not expect to be profitable in the foreseeable future. Neither us, nor any third-party partner, have submitted any products containing our products for approval by regulatory authorities in Canada, the United States or elsewhere. Since inception, we have an accumulated deficit of $79.2 million and accumulated other comprehensive losses of $0.5 million. To date, we have devoted most of our financial resources to research and development, including drug discovery research, preclinical development activities, patent application filing and media relation efforts, as well as corporate overhead.

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

The expansion of the use of psychedelics in the medical industry may require new clinical research into effective medical therapies

Research in United States and internationally regarding the medical benefits, viability, safety, efficacy, addictiveness, dosing and social acceptance of psychedelic and psychoactive products remains in early stages. There have been relatively few clinical trials on the benefits of such products. Although we believe that the articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of psychedelic and psychoactive products, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, psychedelic and psychoactive products. Given these risks, uncertainties and assumptions, readers should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Annual Report on Form 10-K or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to psychedelic and psychoactive products, which could have a material adverse effect on the demand for our Psychedelic Derivatives with the potential to lead to a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our competitors may introduce new Psychedelic Derivatives or develop technological advances that compete with us. We cannot predict the timing or impact of competitors introducing new Psychedelic Derivatives or technological advances. Such competing Psychedelic Derivatives may be safer, more effective, more effectively marketed, licensed or sold or have lower prices or superior performance features than our Psychedelic Derivatives, and this could negatively impact our business and results of operations. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the Psychedelic Derivatives that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or discovering, developing and commercializing Psychedelic Derivatives before we do or may develop Psychedelic Derivatives that are deemed to be more effective or gain greater market acceptance than those of the Company.

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

We currently have two product candidates that are in preclinical development for indications such as Radiation Dermatitis and other side-effects of cancer, including anxiety. We intend to develop additional drug candidates targeting other indications, including, for example, pain and post-traumatic-stress disorder (PTSD). After completing the requisite preclinical testing, submissions to FDA (namely IND applications), internal review board (“IRB”) review, and any other applicable obligations that must be completed before clinical testing may begin in the United States, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

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

Certain third-parties we rely on to conduct our operations are subject to regulatory requirements

We rely on third parties to conduct our preclinical studies and expect to use clinical studies in the future. We rely on CROs and clinical data management organizations to design, conduct, supervise and monitor our preclinical studies and clinical trials. We and our CROs are required to comply with various regulations, including GCP, which are enforced by regulatory agencies, to ensure that the health, safety and rights of patients are protected in clinical development and clinical trials, and that trial data integrity is assured. Regulatory authorities ensure compliance with these requirements through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If we or any of our CROs fail to comply with applicable requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Because we rely on third parties, our internal capacity to perform these functions is limited. Outsourcing these functions involves risk that third parties may not perform to our standards, may not produce results in a timely manner or may fail to perform at all.

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

The success of our prospective product candidates and any naturally derived or synthetic cannabinoid-containing candidates we may develop or approved products we may market, if any, in the future, is subject to a number of constantly-evolving state and federal laws, regulations, and enforcement policies pertaining to CBD, THC, and/or cannabis more generally.

The Agriculture Improvement Act of 2018, or the “2018 Farm Bill,” was signed into law on December 20, 2018. This 2018 Farm Bill expressly excluded “hemp” from the federal CSA’s definition of marijuana and, accordingly, declassified substances derived from or containing any part(s) of the cannabis plant containing not more than 0.3% THC on a dry-weight basis from Schedule I. In effect, the 2018 Farm Bill legalized the cultivation and commercial sale of hemp in the United States, subject to applicable state laws and regulations and applicable FDCA provisions and regulations interpreted and enforced by the FDA.

Notwithstanding the removal of hemp from Schedule I of the CSA, the 2018 Farm Bill did not alter the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds under the FDCA. Currently, any therapeutic product containing cannabidiol or other cannabinoids must demonstrate safety and efficacy for the applicable intended use(s) via the FDA’s new-drug approval process to be lawfully marketed in the United States. We currently intend to pursue FDA approval via the NDA pathway for all cannabinoid candidates we may develop. To date, the FDA has only approved one drug with a naturally derived cannabinoid as the active ingredient and three drugs containing synthetic cannabinoids. There can be no assurance that our product candidates containing cannabinoids (as the active drug ingredient(s)) will be similarly approved for commercialization in the United States at any time in the near or distant future.

State and federal laws pertaining to cannabis, including those relating to hemp and CBD, as well as those governing marijuana for medical and/or recreational uses, as applicable, are broad in scope and subject to evolving interpretations, and we could ultimately incur substantial costs in connection with determining the applicability of the various, overlapping laws and regulations in this area and compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our current or future cannabinoid-related operations. We cannot predict the nature of any future laws, regulations, interpretations, or applications, pertaining to any cannabinoids with which we may work in connection with the development and/or marketing of any drug products we may develop and/or market.

While we believe that the 2018 Farm Bill and analogous state legislation has reduced the amount of DEA oversight of hemp-derived cannabinoids, this is a rapidly evolving area of U.S. law and substantial uncertainty remains as to the future of federal and state regulation of cannabinoid products. Any regulations the FDA issues relating to the sale, marketing, and/or other activities involving cannabinoid or certain cannabinoid-containing products could have a material adverse effect on our business, financial condition, and results of operations.

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

Regulatory risks related to Psychedelic Derivatives

Successful execution of our strategy is contingent, in part, upon compliance with regulatory requirements from time to time enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the development and license of our Psychedelic Derivatives. Health Canada and the FDA have not yet determined whether our Psychedelic Derivatives will be scheduled as controlled substances. The psychedelic therapy industry is a new and emerging industry with ambiguous existing regulations and uncertainty as to future regulations; We cannot predict the impact of the ever-evolving compliance regime in respect of this industry. In the event Health Canada or the FDA determine that our Psychedelic Derivatives are controlled substances and therefore, require regulatory approval, to the extent that we produce Psychedelic Derivatives, we will be required to obtain such regulatory approval.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 and concluded our internal control over financial reporting was not effective as of December 31, 2022 due to the material weakness related to segregation of duties. As of December 31, 2022, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

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

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On February 18, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 5, 2022, through February 17, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On July 29, 2022, we received a letter from the Nasdaq staff stating that for the last 10 consecutive business days, from July 15 to July 28, 2022, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule 5550(a)(2).

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of one such banking institution, Silicon Valley Bank (“SVB”), on March 10, 2023, and the FDIC also took control of Signature Bank (“Signature Bank”) on March 12, 2023, we did not have any accounts with SVB or Signature Bank and therefore did not experience any specific risk of loss. The FDIC also announced that account holders would be made whole. Thus, we do not view the risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

There are risks associated with the completion of the planned spin-off of our cannabinoid clinical development business.

As previously announced, we plan to conduct a Spin-Off of our cannabinoid clinical development business into Akos Biosciences, Inc., which will operate independently as a publicly listed company. There is no assurance we will be able to successfully complete the Spin-Off. In the event the Company does not complete the Spin-Off, it could incur write-offs related to the legal, tax and regulatory costs of the transaction.

The put right we granted to the investor in Akos if the spin-off has not occurred by May 5, 2023 may have an adverse impact on us.

On May 5, 2022, Akos issued 1,000 shares of Series A Preferred Stock to an investor. The Akos Series A Preferred Certificate of Designations provides that upon the earlier of (i) the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred; or (ii) such time that Akos and the Company have abandoned the Spin-Off or the Company is no longer pursuing the Spin-Off in good faith, the holder of the Akos Series A Preferred Stock shall have the right (the “Put Right”), but not the obligation, to cause Akos to purchase all or a portion of the Akos Series A Preferred Stock for a purchase price equal to $1,000 per share, subject to certain adjustments as set forth in the Akos Series A Preferred Certificate of Designations, plus all the accrued but unpaid dividends per share. Pursuant to the Akos Purchase Agreement, the Company has guaranteed the payment of the purchase price for the shares purchased under the Put Right.

If the Spin-Off does not occur by May 5, 2023, the Put Right will be in effect and if exercised, it could adversely impact our liquidity and capital resources.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal corporate office is located at 4851 Tamiami Trail N, Suite 200 Naples, FL 34103 and our Canadian office is located at 3655 36 Street NW Calgary, Alberta T2L1Y8. The Company believes our offices are in good condition and are sufficient to conduct our operations. Our principal corporate office is held under a month-to-month operating lease. Our Canadian office is held under an operating lease set to expire in July 2023.

Item 3. Legal proceedings

The Company is periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine safety disclosures

Not applicable.

PART II. OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Markets under the symbol “ENVB”.

Holders

On March 29, 2023 the Company had approximately 164 stockholders of record.

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

Psychedelics

Following our amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), we have continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including anxiety. We synthesize novel versions of classic psychedelics, such as psilocybin, N-dimethyltryptamine (DMT), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company is working to add novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) on a regular basis through our work at Enveric Labs in Calgary, Alberta, Canada, where we have a team of PhD scientists with expertise in synthetic biology and chemistry. To date we have created over 500 molecules that are housed in the Psybrary™.

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

Cannabinoids

We aim to advance a pipeline of novel cannabinoid combination therapies for the side effects of cancer treatments, such as chemotherapy and radiotherapy.

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

February 2022 Offering

On February 15, 2022, we completed a public offering of 400,000 shares of Common Stock and warrants to purchase up to 400,000 shares of Common Stock for gross proceeds of approximately $10 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, we granted the underwriter a 45-day option to purchase up to an additional 60,000 shares of Common Stock and/or warrants to purchase up to an additional 60,000 shares of Common Stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 60,000 shares of Common Stock. All the securities being sold in the offering were offered by Enveric. At closing, we received net proceeds from the offering of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses with $5.8 million allocated to equity, $3.6 million to warrant liability and $0.3 million recorded as an expense.

Series C Preferred Shares

On May 3, 2022, the Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of the Company’s Series C Preferred Stock (“Series C Preferred Stock”) for each outstanding share of Common Stock held of record as of 5:00 p.m. Eastern Time on May 13, 2022 (the “Record Date”). This dividend was based on the number of outstanding shares of Common Stock prior to the Reverse Stock Split. The outstanding shares of Series C Preferred Stock were entitled to vote together with the outstanding shares of the Company’s Common Stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of August 12, 2022, both the Initial Redemption and the Subsequent Redemption occurred. As a result, as of December 31, 2022, no shares of Series C Preferred Stock remain outstanding.

The Company was not solely in control of redemption of the shares since the holders had the option of deciding whether to return a proxy card for the Special Meeting, which determine whether a given holder’s shares of Series C Preferred Stock were redeemed in the Initial Redemption or the Subsequent Redemption. Since the redemption of the Series C Preferred Stock was not solely in the control of the Company, the preferred shares are classified within temporary equity in the Company’s consolidated balance sheets. The preferred shares were initially measured at redemption value. As of December 31, 2022, no shares of Series C Preferred Stock are outstanding.

Spin-Off and Related Private Placement

In connection with the planned Spin-Off, on May 5, 2022, Akos and the Company entered into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos’ Series A Convertible Preferred Stock, par value $0.01 per share (the “Akos Series A Preferred Stock”), at price of $1,000 per share, and warrants (the “Akos Warrants”) to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). The Akos Purchase Agreement is guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 will be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in a non-controlling interest (“NCI”) (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Private Placement. Pursuant to the Akos Purchase Agreement, Akos has agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement shall be paid to Palladium in the form of convertible preferred stock and warrants on similar terms to the securities issued in the Akos Private Placement. As of December 31, 2022, there have been no accruals recorded for the fees or warrants since the closing of the spin-off is not probable. Palladium is also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock.

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

In connection with the Spin-Off, the Company would transfer its cannabinoid clinical development pipeline assets to Akos, while retaining its psychedelics clinical development pipeline assets. As of December 31, 2022, there is no accrual recorded since the closing of the spin-off is not probable.

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

July 2022 Offerings

On July 22, 2022, the Company entered into a securities purchase agreement (the “Registered Direct Securities Purchase Agreement”) with an institutional investor for the purchase and sale of 116,500 shares of Common Stock, pre-funded warrants to purchase up to 258,500 shares of common stock, and unregistered preferred investment options (the “RD Preferred Investment Options”) to purchase up to 375,000 shares of Common Stock (the “RD Offering”). The gross proceeds from the RD Offering were approximately $3,000,000. Shares of Common Stock and RD Pre-Funded Warrants issued in the RD Offering were offered pursuant to a “shelf” registration statement on Form S-3 previously filed with the SEC on July 2, 2021. Subject to certain ownership limitations, the PIPE Pre-Funded Warrants became immediately exercisable at an exercise price equal to $0.0001 per share of Common Stock. There is not expected to be any trading market for the common warrants issued in the RD Offering. On August 3, 2022, all of the issued RD Pre-Funded Warrants were exercised. Subject to certain ownership limitations, the RD Preferred Investment Options became immediately exercisable at an exercise price equal to $7.78 per share of common stock. The RD Preferred Investment Options are exercisable for five and one-half years from the date of issuance.

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

On July 26, 2022, in connection with the RD Offering and PIPE Offering, the Company issued preferred investment options (the “Placement Agent Preferred Investment Options”) to an entity to purchase up to 70,000 shares of Common Stock for acting as a placement agent. The Placement Agent Preferred Investment Options have substantially the same terms as the RD Preferred Investment Options and the PIPE Preferred Investments Options, except the Placement Agent Preferred Investment Options have an exercise price of $10.00 per share. The Placement Agent Preferred Investment Options are exercisable for five years from the date of issuance.

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

Financial Overview

We are a pre-revenue biotech company that has to date, not generated any revenues. During the year ended December 31, 2022, we raised approximately $18.2 million from the sales of Common Stock, warrants, preferred investment options, and redeemable non-controlling interest, and from proceeds realized from the exercise of cash warrants. These amounts were the primary source of funds upon which our operations were financed.

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

Impairment of Intangible Assets and Goodwill

Intangible assets consist of the Psybrary™ and Patent Applications, In Process Research and Development (“IPR&D”) and license agreements. Psybrary™ and Patent Applications intangible assets are valued using the relief from royalty method. The cost of license agreements is amortized over the economic life of the license. The Company assesses the carrying value of its intangible assets for impairment each year. During the year ended December 31, 2021, the Company acquired intangible assets, valued at approximately $35.5 million relating to the Psybrary™ and Patent Applications and IPR&D.

Goodwill consists of the excess fair value after the allocation to the identifiable net assets. During the years ended December 31, 2022 and 2021, the Company recorded goodwill in aggregate of approximately $— and $9.8 million, consisting of $— and $9.1 million being specifically attributable to the deferred tax liabilities incurred and $— and $0.8 million relating to the residual intangible asset that generates earnings in excess of a normal return on all other tangible and intangible asset, respectively.

The Company performs an annual impairment test of intangible assets and goodwill as of December 31 of each fiscal year. As of December 31, 2022, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s intangible assets and goodwill is less than its carrying amount. Beginning in the fourth quarter of 2021 and throughout 2022, the Company experienced a sustained decline in the quoted market price of its Common Stock and as a result the Company determined that as of December 31, 2022 and 2021 it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an impairment analysis as of December 31, 2022 and 2021 using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to Accounting Standard Update (“ASU”) 2017-04, the Company recorded an impairment of intangible assets of approximately $6.0 million and $30.5 million, and an impairment of goodwill of approximately $1.5 million and $8.2 million for the years ended December 31, 2022 and 2021, respectively.

Stock-Based Compensation

A significant portion of our operating expenses is related to stock-based compensation costs. Stock based compensation costs were approximately $2.6 million and $12.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Change in fair value of warrant liabilities, investment options and derivative liabilities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480. “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the consolidated balance sheet. The Company adjusts this derivative liability at each reporting period, with the liability recorded on the balance sheet being equal to fair value of such liability on the relevant balance sheet date.

Fair value of derivative liabilities is determined in accordance with ASC 820-10 “Fair Value Measurement”. As of December 31, 2022 and 2021, the fair value of the embedded derivative liabilities was determined using weighted-average scenario analysis and the fair value of warrant liabilities was determined using the Black-Scholes valuation model, both of which are level 3 methods, as defined in ASC 820-10.

Derivative liabilities with an initial fair value of approximately $8.3 million and $10.0 million were recorded during the years ended December 31, 2022 and 2021, respectively, which were attributable to certain warrants issued as part the Company’s sales of common stock and warrants in February 2022, embedded derivatives issued as part of the Company’s convertible preferred stock issuance in May 2022, and investment options issued in July 2022. All of the derivative liabilities recorded during 2021 were attributable to certain warrants issued as part of the Company’s sales of common stock and warrants in January and February 2021. During the years ended December 31, 2022 and 2021, an aggregate increase in value of derivative liabilities of approximately $7.5 million and $9.3 million, respectively, was recorded, resulting in other income equal to such amount. The fair value of these derivative liabilities has a strong correlation to the price per share of the Company’s common stock as publicly traded. Increases in the Company’s price per share will result in increased derivative liabilities, with a corresponding other expense being recorded in the other income (expense) section of the statement of operations and comprehensive loss. Decreases in the Company’s price per share will result in decreased derivative liabilities, with a corresponding other income being recorded in the other income (expense) section of the statement of operations and comprehensive loss.

Key Components of Our Results of Operations

Operating Expenses

Our operating expenses include, without limitation, research and development, employee compensation and payroll taxes, employee benefits, insurance costs, facility costs, laboratory supplies, office expenses, conference and meeting costs, travel expenses, cyber costs, financial statement preparation services, tax compliance, various consulting and director fees, legal services, auditing fees, stock-based compensation, impairment of intangible assets, depreciation of equipment and amortization of intangible assets. These expenses have increased in connection with the Company’s expanded product development activities which significantly increased as a result of the Amalgamation Agreement in 2021 and the Company’s management expects these expenses to continue at current or increased levels as the Company continues to execute its product development plans. Since the Amalgamation occurred during 2021, the Company incurred a full year of product development activities related to MagicMed during the year ended December 31, 2022.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
Operating expenses
General and administrative	$11,605,761	$20,499,052
Research and development	8,027,773	4,788,807
Impairment of intangible assets and goodwill	7,453,662	38,678,918
Depreciation and amortization	327,910	656,643
Total operating expenses	27,415,106	64,623,420

Loss from operations	(27,415,106)	(64,623,420)

Other income (expense)
Inducement expense	—	(1,125,291)
Change in fair value of warrant liabilities	4,315,236	9,327,326
Change in fair value of investment option liability	3,472,726	—
Change in fair value of derivative liability	(325,000)	—
Interest expense	(5,249)	(10,316)
Total other income	7,457,713	8,191,719

Net loss before income taxes	$(19,957,393)	$(56,431,701)

Income tax benefit	1,486,060	7,454,805

Net loss	(18,471,333)	(48,976,896)
Less preferred dividends attributable to non-controlling interest	33,014	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	295,976	—
Net loss attributable to shareholders	(18,800,323)	(48,976,896)

Other comprehensive loss
Foreign currency translation	(505,932)	150,475

Comprehensive loss	$(19,306,255)	$(48,826,421)

Net loss per share - basic and diluted	$(13.00)	$(103.69)

Weighted average shares outstanding, basic and diluted	1,446,007	472,343

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

General and Administrative Expenses

Our general and administrative expenses decreased to $11,605,761 for the year ended December 31, 2022 from $20,499,052 for the year ended December 31, 2021, a decrease of $8,893,291, or 43%. This change was primarily driven by a decrease in stock-based compensation of $10,162,593, a decrease in legal fees of $1,676,798, and other general and administrative expenses of $16,683. This is slightly offset by an increase in professional fees, which consist of audit, accounting, and director fees, of $1,076,415, an increase in transaction expenses related to capital raises of $735,044, an increase in salaries and wages of $379,119, and an increase in marketing expenses of $309,142. The decrease in stock-based compensation is due to two employees who received approximately $10,000,000 in share-based compensation during the year ended December 31, 2021, whose RSU shares were fully vested and expensed during 2021 and received no share-based compensation during the year ended December 31, 2022. The decrease in legal fees is due to the Company incurring a significant amount of legal fees related to the Amalgamation of MagicMed in 2021, which were not incurred during the year ended December 31, 2022. The increase in salaries and wages is due to MagicMed employees earning salaries for a full year during 2022, compared with approximately 3.5 months in 2021 after the Amalgamation of MagicMed occurred.

Research and Development Expenses

Our research and development expense for the year ended December 31, 2022 was $8,027,773 as compared to $4,788,807 for the year ended December 31, 2021 with an increase of $3,238,966, or approximately 68%. This increase was primarily driven by increased product development activities during the current year, as compared to the prior year, in particular, research relating to psychedelic molecules, activities which the Company was not engaged in during the prior year. In addition, $1,026,907 of stock-based compensation expense was allocated to research and development for the year ended December 31, 2022, compared to $840,644 for the year ended December 31, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2022 was $327,910 as compared to $656,643 for the year ended December 31, 2021, with a decrease of $328,733, or approximately 50%. The decrease in amortization is due to amortization of approximately $525,476 recorded for the Skincare license during the year ended December 31, 2021. The Skincare license was subsequently fully impaired in the fourth quarter of 2021, resulting in no amortization of the Skincare license during 2022. This decrease was offset by an increase in amortization of the Diverse Bio license of $28,125 during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Since the Diverse Bio license was acquired during 2021, it received a partial year of amortization during the year ended December 31, 2021, compared to a full year of amortization during the year ended December 31, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2022 resulted in income of $4,315,236 as compared to $9,327,326 for the year ended December 31, 2021. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The stock price of the Company was $2.08 as of December 31, 2022, $46.50 as of December 31, 2021, and $213.00 as of December 31, 2020. The stock price of the Company decreased approximately 96% during the year ended December 31, 2022 compared to a decrease of approximately 78% during the year ended December 31, 2021. The significant change in the Company’s stock price during the year ended December 31, 2022 compared to the year ended December 31, 2021, resulted in the significant decrease to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability for the year ended December 31, 2022 resulted in income of $3,472,726. The Company did not have any outstanding investment option liabilities during the year ended December 31, 2021. The change in fair value is due to the significant decrease in the Company’s stock price between the issuance of the investment option liability and December 31, 2022. The Company’s stock price was $6.33 on July 26, 2022 (the date of issuance) and $2.08 on December 31, 2022, a decrease of approximately 67% during that time.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability increased by $325,000 for the year ended December 31, 2022, due primarily to the announcement of the planned spin-off of Akos and greater probability of completion at December 31, 2022.

Inducement Expense

Inducement expense was $0 for the year ended December 31, 2022 as compared to $1,125,291 for the year ended December 31, 2021. The expenses recorded in 2021 were related to inducement incurred related to the conversion of warrants and options. The Company did not incur such expenses in the current period.

Foreign Currency Translation

Our foreign currency translation loss for the year ended December 31, 2022 was $505,932 as compared to a gain of $150,475 for the year ended December 31, 2021. Gains and losses on foreign currency translation result from financial transactions of the Company’s two subsidiaries in Canada being recorded in their functional currency of Canadian dollars and then translated to United States dollars at period end for consolidated reporting by the parent company.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $79,207,786 as of December 31, 2022 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $17,146,723 for the year ended December 31, 2022. For the year ended December 31, 2022, the Company had a loss from operations of $27,415,106. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2022, the Company had cash of $17,723,884 and working capital of $14,435,964. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Annual Report on Form 10-K. The Company believes that it has adequate cash on hand to cover anticipated outlays through December 31, 2023. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Amalgamation with MagicMed (Item 1. Business)

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

At the Effective Time, holders of the MagicMed Shares received such number of shares of Common Stock representing, together with the Common Stock issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Common Stock (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a share of Common Stock. Following such redemption, the shareholders of MagicMed received additional Common Stock equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of shares of Common Stock equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 199,025 shares of Common Stock representing approximately 31.7% of the Common Stock following the consummation of the Amalgamation. The maximum number of shares of Common Stock to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 148,083 shares of Common Stock.

The aggregate number of shares of Common Stock that the Company issued in connection with the Amalgamation (collectively, the “Share Consideration”) was in excess of 20% of the Company’s pre-transaction outstanding Common Stock. Accordingly, the Company sought and received stockholder approval of the issuance of the Share Consideration in the Amalgamation in accordance with the NASDAQ Listing Rules.

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

Cash Flows for the Years Ended December 31, 2022 and 2021

The following table sets forth a summary of cash flows for the years presented:

	For the Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(17,146,723)	$(11,457,671)
Net cash (used in) provided by investing activities	(584,165)	2,190,609
Net cash provided by financing activities	18,180,137	24,899,659
Effect of foreign exchange rate on cash	(81,364)	144,942
Net increase in cash	$367,885	$15,777,539

Operating Activities

Net cash used in operating activities was $17,146,723 during the year ended December 31, 2022, which consisted primarily of a net loss of $18,471,333, non-cash income related to change in fair value of warrant liabilities of $4,315,236, change in fair value of investment option liability of $3,472,726, non-cash income tax benefit of $1,504,302, offset by adjustments to reconcile net loss to cash used in operating activities, which include, without limitation, impairment of intangible assets and goodwill of $7,453,662, stock-based compensation of $2,620,671, change in fair value of derivative liabilities $325,000, amortization of intangible assets of $168,750, depreciation expense of $159,160, and amortization of right-of-use asset of $107,291, and changes in operating assets consisting of decreases in accounts payable and accrued liabilities of $263,686 and right-of-use liability of $107,288 and an increase in prepaid expenses of $374,058.

Net cash used in operating activities was $11,457,671 during the year ended December 31, 2021, which consisted primarily of a net loss of $48,976,896, non-cash income related to change in fair value of warrant liability of $9,327,326, and non-cash income tax benefits of $7,454,805, offset by adjustments to reconcile net loss to cash used in operating activities, which include, without limitation, impairment of intangible assets of $38,678,918, stock and options based compensation of $12,597,001, amortization of intangible assets of $643,333 and inducement expense of $1,125,291 and changes in operating assets consisting of decreases in prepaid expenses and other current assets of $826,837 and increases in accounts payable and accrued liabilities of $383,199.

Investing Activities

Net cash used in investing activities was $584,165 during the year ended December 31, 2022, which consisted of the purchase of property and equipment.

Net cash provided by investing activities was $2,190,609 during the year ended December 31, 2021, which consisted of cash accretive acquisition of MagicMed of $3,055,328, offset by the acquisition of intellectual property from Diverse Biotech, Inc. of $675,000 and $189,719 cash used in property and equipment purchases.

Financing Activities

Net cash provided by financing activities was $18,180,137 during the year ended December 31, 2022, which consisted of $17,222,099 in net proceeds from the sale of Common Stock and warrants and warrant exercises, net of fees, and proceeds from the sale of redeemable non-controlling interest, net of offering costs, of $958,038.

Net cash provided by financing activities was $24,899,659 during the year ended December 31, 2021, which consisted of $21,614,488 in cash provided from the sales of Common Stock and $3,285,171 in cash provided by the exercise of cash warrants.

Critical Accounting Policies and Significant Judgments and Estimates

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. Accordingly, we evaluate our estimates and assumptions on an ongoing basis.

Our most significant estimates include determining the fair value of transactions involving common stock and the valuation of stock-based compensation, accruals associated with third party providers supporting research and development efforts, estimated fair values of long lives assets used to record impairment charges related to intangible assets, acquired in-process research and development (“IPR&D”) and goodwill, accounting for preferred stock derivatives and non-controlling interest, and allocation of purchase price in business acquisitions. Our actual results may differ from these estimates under different assumptions and conditions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and $100,000 in Canada. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2022, the Company had greater than $250,000 and $100,000 at US and Canadian financial institutions, respectively.

Warrant Liability and Preferred Investment Options

The Company accounts for warrants and preferred investment options for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. Such warrants and preferred investment options are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants and preferred investment options. At that time, the portion of the liability related to such common stock warrants and preferred investment options will be reclassified to additional paid-in capital.

Redeemable Non-controlling Interest

Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable non-controlling interests and classified them in temporary equity within its consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument by accreting the embedded derivative at each reporting period over 12 months.

Impairment of Intangible Assets

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

Impairment of Goodwill

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

As of December 31, 2022, the Company is in process of remediating its material weaknesses and designing an effective internal control environment, however it has not yet remediated its material weaknesses.

Remediation efforts to address material weaknesses in internal controls

●	We engaged third party subject matter experts to assist in the design and documentation of an internal control environment meeting those requirements and criteria established in the COSO 2013 Internal Control Integrated Framework;

●	We engaged information technology experts who designed and implemented a secure, cloud based, server and IT environment with controlled access, monitoring, help desk and a user training protocol;

●	We installed and implemented third party software that provides improved control, approvals and segregation of duties over the purchase to pay operation cycle;

●	We engaged third party subject matter experts who are providing independent supervision of accounting staff, transaction processing, reconciliations and financial statement preparation, resulting in improved segregation of duties;

●	We engaged third party subject matter experts who are assisting in the financial reporting function, with such activities, including, without limitation, preparation, review and reconciliation of financial reports, research of technical accounting issues/transactions, performing various checklists to ensure compliance with GAAP and SEC requirements, with all such activities resulting in improved segregation of duties.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors (the “Board”) and our executive officers.

Name	Age	Position(s)	Term of Office
Executive Officers and Directors
Joseph Tucker, Ph.D.	54	Chief Executive Officer and Director	Since September 2021
Avani Kanubaddi	52	President and Chief Operating Officer	Since December 2020
Dr. Bob Dagher	54	Chief Medical Officer	Since December 2021
Peter Facchini, Ph.D.	59	Chief Innovation Officer	Since September 2021
Kevin Coveney	57	Chief Financial Officer	Since March 2023

Non-Employee Directors
Michael Webb	64	Chair of the Board of Directors	Since June 2022
George Kegler	67	Director and Chair of the Audit Committee	Since December 2020
Dr. Douglas Lind	63	Director and Chair of the Nominating and Corporate Governance Committee	Since March 2021[1]
Dr. Marcus Schabacker	58	Director	Since December 2020
Frank Pasqualone	67	Director and Chair of the Compensation Committee	Since July 2022[2]
Bevin O’Neil	45	Director	Since June 2022

Executive Officers and Directors

Dr. Joseph. Tucker has served as our President and Director since September 16, 2021. Prior to joining Enveric, Dr. Tucker was the Chief Executive Officer, President and Director of MagicMed Industries, from its founding in May 2020 to September 2021. Dr. Tucker was the Executive Chairman of Willow Biosciences Inc. from March 2014 to March 2020. Dr. Tucker was a founder and Chief Executive Officer of Stem Cell Therapeutics, which he took public on the TSX (TSX: SSS). Trillium Therapeutics (Nasdaq: TRIL, TSX: TRIL) acquired Stem Cell Therapeutics in 2013. Dr. Tucker has also held the position of Co-Founder and Chief Executive Officer of Epimeron Inc., a University of Calgary start-up acquired in the creation of Willow Biosciences Inc. (TSX: WLLW). At Willow, Dr. Tucker served as Executive Chairman and Chief Operating Officer. Prior to founding companies, Dr. Tucker was a healthcare analyst with two investment banks and has also worked in technology commercialization for a university technology transfer office. Dr. Tucker received his Ph.D. in Biochemistry and Molecular Biology from the University of Calgary.

1 Dr. Lind was appointed Chairman of the Nominating and Corporate Governance Committee in November 2022.

2 Mr. Pasqualone was appointed Chairman of the Compensation Committee in November 2022.

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

Dr. Bob Dagher has served as our Chief Medical Officer since December 2021. Dr. Dagher has over twenty years of experience in clinical development in the pharmaceutical industry and as a past board-certified physician from the American Board of neurology and psychiatry. He has an extensive therapeutic background concentrated in the neuroscience space which includes a focus on psychotic, affective and anxiety disorders, as well as neuroimmunology, neurodegeneration and movement disorders. Furthermore, Dr. Dagher has supported and driven successful drug development programs from preclinical stages through Phase 4 clinical trials. Following his early experience treating patients in academic and private practice settings, Dr. Dagher started his career in the pharmaceutical industry at GlaxoSmithKline, followed by Sanofi/Genzyme working on neurology, psychiatry, and urology indications. Prior to joining Enveric, Dr. Dagher served as the Chief Medical Officer at WCG MedAvante-ProPhase from December 2019 to December 2021 and Cadent Therapeutics from January 2018 to June 2019. Prior to that, he was Senior Medical Director at LabCorp-Covance from October 2013 to January 2018. In both these organizations, he Dr. Dagher helped forge and develop compelling scientific solutions to match industry challenges and developed innovative programs targeting movement and cognitive disorders. Dr. Dagher brings extensive experience working in the pharmaceutical industry with a focus and passion for drug development for neurological and mental health indications.

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

Kevin Coveney has served as our Chief Financial Officer since March 13, 2023. Mr. Coveney brings to the Company years of experience in biotechnology finance and accounting. Mr. Coveney provided fractional CFO services to Progressive Therapeutics, Inc. and Power of Patients, LLC, from June 2022 to July 2022 to August 2022, respectively. Mr. Coveney previously held the position of a chief financial officer at Memgen, Inc. from November 2021 to June 2022 and at Q-State Biosciences, Inc. from April 2020 to April 2021. Prior to his chief financial officer position, Mr. Coveney served as Senior Vice President of Finance, HR & IT of Vedanta Biosciences, Inc. from November 2018 to February 2020. He held various senior positions at Berg Health LLC from September 2015 to November 2018. Mr. Coveney was an Audit Partner at Braver PC (now Marcum) from July 2007 through October 2012. Mr. Coveney holds a Bachelor of Science degree in Management with a Concentration in Accounting from the University of Massachusetts and served as a non-commissioned officer in the United States Coast Guard.

Non-Employee Directors

Michael D. Webb has served as a non-employee director of the Company since June 13, 2022. Mr. Webb is the President and CEO of CXL Ophthalmics, LLC and a member of its board of directors, positions he has held since 2017. He has served as a director at iQure Pharma Inc. since 2022, at GMDx Genomics since 2021, at RIFFIT, Inc. since 2019, at Videokawa since 2018, and at DeuteRx, LLC since 2012. Mr. Webb is also a Principal and IntrinsicBio Life Sciences Consulting LLC, a position he has held since 2016. He has been a founder and CEO of biotechnology companies, taking them from seed round funding through venture financing and NASDAQ IPO. Mr. Webb began his career in Booz, Allen & Hamilton’s Chicago office, specializing in healthcare and life sciences and subsequently at CIBA-Geigy (now Novartis) where has was last a senior vice president. Mr. Webb holds Bachelor’s degrees in Biochemistry and Economics from the University of Kansas, summa cum laude and an MA in International Relations from Sussex University in the UK. In addition, he holds an MBA degree from Kellogg with a concentration in healthcare management. He is a past Chairman of the Massachusetts Biotechnology Council. Mr. Webb’s relevant industry experience qualifies him to be a director of the Company.

George Kegler has served as a non-employee director of the Company since December 30, 2020. Mr. Kegler was employed by Mallinckrodt Pharmaceuticals from January 2013 to June 2019, serving as the Executive Vice President and Chief Financial Officer, Interim from December 2018 to May 2019, where he had responsibility for the global finance function and was a member of the executive committee, Vice President Finance from November 2016 to November 2018, President Specialty Generics (Interim) and Vice President Finance from July 2016 to October 2016, and Vice President, Finance from January 2013 to June 2016. He has served in various consulting roles since June 2019, which ended in March 2020. Mr. Kegler has 40 years of experience in financial planning and analysis, corporate finance, controllership and business development. Previously Mr. Kegler served as the vice president of commercial finance for various businesses within Mallinckrodt and was also interim president of the company’s specialty generics business. Prior to joining Mallinckrodt, he was the chief financial officer for Convatec a private equity-owned company that was purchased from Bristol-Myers Squibb. He worked in various finance roles within Bristol-Myers Squibb including commercial, International, technical operations, research & development as well as the assistant controller of internal controls. Mr. Kegler holds a bachelor’s degree in accounting from the University of Missouri, an MBA from Saint Louis University and completed the Certified Public Accountant exam in Missouri. Mr. Kegler’s experience as an officer at several companies and extensive knowledge of corporate finance qualify him to be a director of the Company.

Dr. Douglas Lind has served as a non-employee director of the Company since March 17, 2021. Dr. Lind is a co-founder and Managing Partner, since 2013 at Biomark Capital, a Greenwich, CT-based healthcare venture firm. There, his investment focus has included cellular therapy, medical imaging, peripheral vascular disease, and oncology. Dr. Lind has more than 30 years of experience in a variety of life science related professions, ranging from former practicing physician to senior Wall Street equity research analyst at Morgan Stanley. Dr. Lind is a graduate of the University of Iowa, College of Medicine. He was a practicing physician in Brookline, Massachusetts. He served as an attending physician at St. Elizabeth’s Hospital in Boston, a major teaching affiliate of Tufts University School of Medicine, where he completed his residency training in Internal Medicine. Dr. Lind’s medical background and relevant industry experience qualify him to be a director of the Company.

Dr. Marcus Schabacker, PhD has served as a non-employee director of the Company since December 30, 2020. Since January 2018, Dr. Schabacker has served as president and chief executive officer of the ECRI Institute, a non-profit organization with 500 employees and an operating budget of $80 million focusing on advancing evidenced-based, effective healthcare globally. Prior to joining ECRI, Dr. Schabacker worked at Baxter Healthcare Corporation, serving as corporate vice president and chief scientific officer from July 2015 to May 2017, chairman of the executive quality council from March 2014 to May 2017, Chief Scientific Officer, Medical Products from July 2014 to July 2015, and Vice President, R&D, Medical Products from March 2011 to July 2014. During his clinical years, and his time as an industry thought leader, Dr. Schabacker was focused on patient safety and enhancing patient care. For over a decade Dr. Schabacker has served on numerous boards of small and midsize companies and organizations, providing management with guidance and expertise to strategically accelerate growth and to build successful and sustainable high performing management teams. Dr. Schabacker’s medical background and relevant research and development experience qualify him to be a director of the Company.

Frank Pasqualone has served as a non-employee director of the Company since July 13, 2022. Mr. Pasqualone has served as Senior Vice President, Chief Business Officer of Theravance Biopharma, Inc. since November 2020 and joined Theravance Biopharma as Senior Vice President, Operations in June 2014 in connection with its spin-off from Innoviva. Mr. Pasqualone held the position of Senior Vice President, Operations at Innoviva since January 2014. From 2010 to 2012, he served as President of Intercontinental Region: Latin America, Middle East and Africa and also as President of Southern Europe from 2009 to 2010, at Bristol-Myers Squibb (BMS). Over a 25-year period with BMS, Mr. Pasqualone held senior management positions in the U.S. and globally. In the U.S., he was responsible for the Oncology/Virology business and led the marketing group in the Diabetes business. After leaving Bristol-Myers Squibb and prior to joining Theravance, Mr. Pasqualone was self-employed as a part-time consultant. Mr. Pasqualone holds an M.B.A. from University of Dayton and a B.S. in Marketing from Bowling Green State University in Ohio. Mr. Pasqualone’s relevant industry experience as an officer at several companies qualifies him to be a director of the Company.

Bevin O’Neil has served as a non-employee director of the Company since June 13, 2022. Ms. O’Neil has served at ECRI, a nonprofit organization focused on advancing effective, evidenced-based healthcare globally since 2021, first as VP, Strategy and currently as Chief Strategy Officer. Prior to ECRI, O’Neil was the founder and managing partner of Incline GEP from 2014 until 2021. From 2011 to 2013, O’Neil served on the drug access team of Clinton Health Access Initiative (CHAI), responsible for improving sustainable access to pediatric HIV drugs and diagnostics for the developing world utilizing a market-based approach. Earlier in her career, O’Neil was a Principal at Avista Capital Partners, founded by former DLJ Merchant Banking partners. At Avista, O’Neil launched the consumer silo and executed five private equity investments and related tack-on acquisitions in healthcare and consumer, four of which were corporate carve-outs requiring intense operational and infrastructure building. Prior to Avista, O’Neil was a senior manager in business development at Tumi, an Oaktree Capital Management portfolio company. In addition, O’Neil served various roles in the private equity groups of Guggenheim Partners, Oaktree Capital Management, and DLJ Merchant Banking. O’Neil received a BBA from the University of Michigan. Ms. O’Neil’s expertise in business operations and fundraising experience qualify her to be a director of the Company.

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

Based solely upon a review of the Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all directors, officers and persons beneficially owning greater than 10% of the Company’s equity securities timely filed reports required by Section 16(a) of the Exchange Act during Fiscal 2022, except for the following reporting persons:

●	One Form 4 was filed late for Mr. Avani Kanubaddi with respect to one transaction.

●	One Form 4 was filed late for Mr. Carter Ward with respect to one transaction.

●	One Form 3 was filed late for Ms. Bevin O’Neil with respect to her appointment to the Board.

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

Director Independence

We are currently listed on the Nasdaq Stock Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that Mr. Kegler, Mr. Webb, Mr. Pasqualone, Ms. O’Neil, Dr. Schabacker and Dr. Lind have no material relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Listing Rules.

Board Committees, Meetings and Attendance

During the year ended December 31, 2022, the Board held 14 meetings and acted by written consent on seven occasions. We expect our directors to attend board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders.

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

The following table sets forth the membership of each of the Board committees listed above.

Name	Science and Technology Committee	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
George Kegler		Chairman		X
Frank Pasqualone		X	Chairman
Michael Webb	X		X
Dr. Douglas Lind	X			Chairman
Dr. Marcus Schabacker	Chairman			X
Bevin O’Neil		X	X

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

As of March 31, 2023, the members of our Audit Committee were George Kegler (chairman), Frank Pasqualone, and Bevin O’Neil. Our Board has determined that Mr. Kegler, Mr. Pasqualone and Ms. O’Neil are independent in accordance with Nasdaq Rules and Rule 10A-3 under the Exchange. Our Board has also reviewed the education, experience, and other qualifications of each member of the Audit Committee. Based upon that review, our Board has determined that Mr. Kegler qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. The Audit Committee met four times during the year ended December 31, 2022.

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

As of March 31, 2023, the members of our Compensation Committee were Dr. Frank Pasqualone (chairman), Michael Webb, and Bevin O’Neil. Our Board has determined that Mr. Pasqualone, Mr. Webb and Ms. O’Neil are independent in accordance with Nasdaq Rules. The Compensation Committee has the authority to delegate to subcommittees of the Compensation Committee any of the responsibilities of the full committee. The Compensation Committee met one time during the year ended December 31, 2022 and acted by written consent on one occasion.

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

As of March 31, 2023, the members of our Nominating and Corporate Governance Committee were Douglas Lind (chairman), Dr. Marcus Schabacker and George Kegler. The Nominating and Corporate Governance Committee met one time during the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation   Table

The following table sets forth total compensation paid to the named executive officers for the years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary		Bonus		Stock(1)		Total
Joseph Tucker(2)	2022	361,667		464,270	(4)	—		825,937
Chief Executive Officer	2021	92,083		159,063	(4)	2,226,992	(5)	2,478,138

Avani Kanubaddi(6)	2022	335,833		209,138	(3)	755,626	(7)	1,300,597
President and Chief Operating Officer	2021	302,500		144,570	(3)	3,789,523	(7)	4,236,593

Dr. Peter Facchini(8)	2022	221,750		110,625		—		332,375
Chief Innovation Officer	2021	68,269	(9)	69,429	(10)	1,566,910	(11)	1,704,608

(1)	Stock compensation consists of Restricted Stock Unit Award (“RSU’s”) and Restricted Stock Awards (“RSA’s”). RSU’s and RSA’s may contain vesting conditions that include, without limitation, continued employment or engagement with the Company, achievement of defined stock price levels or achievement of defined performance milestones, termination of the employee without cause, resignation of the employee for good cause or change in control. Please also note there are no assurances that such vesting conditions will be met and accordingly there are no assurances that any unvested RSU’s or RSA’s will become vested prior to being forfeited on the expiration date defined in the relevant award agreements. Furthermore, RSU’s require that the recipient’s employment with the Company be terminated, or that a change of control occur, as a prerequisite of conversion of vested restricted stock units into shares of Common Stock. RSA’s have no such condition of termination or change of control as a prerequisite of conversion of vested restricted stock awards into shares of Common Stock.

(2)	Dr. Tucker was appointed Chief Executive Officer on September 16, 2021.

(3)	Bonus for 2022 was paid in January 2023.

Bonus for 2021 was paid in February 2022.

(4)	Bonus for 2022 consists of a one-time bonus of $194,000 paid in 2022 and $270,270 attributable to 2022 was paid in January 2023.

Bonus consists of $100,000 paid in September 2021 and $59,063 attributable to 2021 paid in February 2022.

(5)	Dr. Tucker’s 2021 stock compensation consists of an aggregate of 16,375 RSU’s, valued at $2,226,992, with such valuation being based on the Company’s closing price per share of $136.00 on the RSU grant date. All of these RSU’s are unvested as of December 31, 2021, with no assurances of these RSU’s vesting in the future.

(6)	Mr. Kanubaddi served as Chief Operating Officer from December 30, 2020 through September 30, 2021.

Mr. Kanubaddi was appointed President on October 1, 2021.

(7)	Mr. Kanubaddi’s 2022 stock compensation consists of an aggregate of 22,556 RSU’s, valued at $755,626, with such valuation being based on the Company’s closing price per share of $33.50 on the RSU grant date. All of these RSU’s are unvested as of December 31, 2022.

Mr. Kanubaddi’s 2021 stock compensation consists of an aggregate of 15,790 RSU’s, valued at $3,789,523, with such valuation being based on the Company’s closing price per share of $240.00 on the RSU grant date. All of these RSU’s are vested.

(8)	Dr. Facchini has served as Chief Innovation Officer since September 16, 2021.

(9)	Salaries and bonus paid in Canadian Dollars and translated to United States Dollars equivalent.

(10)	Bonus for 2022 was paid in January 2023.

Bonus consists of $40,390 paid in September 2021 and $29,039 attributable to 2021 paid in February 2022.

(11)	Dr. Facchini’s 2021 stock compensation consists of an aggregate of 11,522 RSU’s, valued at $1,556,910, with such valuation being based on the Company’s closing price per share of $ on the RSU grant date. All of these RSU’s are unvested as of December 31, 2021, with no assurances of these RSU’s vesting in the future.

Narrative Disclosure to Summary Compensation Table

Tucker Employment Agreement

On May 24, 2021, Dr. Joseph Tucker entered into an employment agreement (the “Tucker Employment Agreement”) with the Company pursuant to which he will become the Company’s Chief Executive Officer, effective as of the September 16, 2021 closing date of the Amalgamation (the “Tucker Effective Date”).

Pursuant to the Tucker Employment Agreement, Dr. Tucker receives a base salary of $350,000 annually (“Tucker Base Salary”). Dr. Tucker also received, upon entering into the Tucker Employment Agreement, a one-time signing bonus of $100,000 and 1,375 RSUs, of which half are subject to time-based vesting and the other half subject to market-based vesting. Pursuant to the Tucker Employment Agreement, upon entering into the agreement, Dr. Tucker also received an initial equity compensation received grant of 15,000 RSUs, of which half are subject to time-based vesting and the other half subject to market-based vesting. The RSUs are subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan. The Tucker time-based RSUs vest in quarters on each of the first four anniversaries of the Tucker Effective Date.

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

As of December 31, 2022, Dr. Tucker has been awarded an aggregate of 16,375 RSU’s, of which 14,157 are unvested. Vesting conditions include, without limitation, continued employment or engagement with the Company, achievement of defined stock price levels, termination of the employee without cause, resignation of the employee for good cause or change in control and there can be no assurances of any of these vesting conditions being achieved and accordingly no assurances of any of these RSU’s vesting. Furthermore, in the event that any or all of these RSU’s do vest, Dr. Tucker will be eligible to convert any vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either his termination of employment with the Company or in the event of a change in control and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

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

As of December 31, 2022, Mr. Kanubaddi has been awarded an aggregate of 38,346 RSU’s, of which 22,556 are unvested. Mr. Kanubaddi will be eligible to convert these vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either his termination of employment with the Company, or in the event of a change in control, and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Facchini Employment Agreement

On May 24, 2021, Dr. Peter Facchini entered into an employment agreement (the “Facchini Employment Agreement”) with the Company pursuant to he serves as the Company’s Chief Innovation Officer, effective as of the September 16, 2021 closing date of the Amalgamation (the “Facchini Effective Date”).

Pursuant to the Facchini Employment Agreement, as of the Facchini Effective Date, Dr. Facchini has received a base salary of C$295,000 annually (“Facchini Base Salary”). Dr. Facchini also received a one-time signing bonus of C$50,000 and up to 130,000 RSUs, based on the price of the Company’s shares at the Facchini Effective Date. Half of any such RSUs are subject to time-based vesting, and the remaining half of any such RSUs are subject to market-based vesting. Additionally, Dr. Facchini received 10,500 RSUs as equity compensation. 5,250 of such RSUs are subject to time-based vesting, and the remaining 5,250 of such RSUs are subject to market-based vesting. The RSUs are subject to the terms and conditions of the Company’s 2020 Long-Term Incentive Plan. The RSUs are subject to time-based vesting and shall vest in quarters on each of the first four anniversaries of the Facchini Effective Date.

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

The Facchini Employment Agreement also contains covenants restricting Dr. Facchini from soliciting the Company’s employees or customers for a period of 12 months after the termination of Dr. Facchini’s employment with Enveric and prohibiting him from disclosure of confidential information regarding the Company at any time.

As of December 31, 2022, Dr. Facchini has been awarded an aggregate of 11,522 RSU’s, of which 9,953 are unvested. Vesting conditions include, without limitation, continued employment or engagement with the Company, achievement of defined stock price levels, termination of the employee without cause, resignation of the employee for good cause or change in control and there can be no assurances of any of these vesting conditions being achieved and accordingly no assurances of any of these RSU’s vesting. Furthermore, in the event that any or all of these RSU’s do vest, Dr. Facchini will be eligible to convert any vested RSU’s into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either his termination of employment with the Company, or in the event of a change in control, and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Outstanding Equity Awards at Fiscal Year-End

Name	Vested Restricted Stock Units(1)	Unvested Restricted Stock Units	Vested Stock Options	Total Equity Awards
Dr. Joseph Tucker	2,219	14,156	3,987	20,362
Avani Kanubaddi	15,790	22,556	—	38,346
Dr. Peter Facchini	1,569	9,953	1,994	13,516

(1)	Vested restricted stock units are eligible for conversion into an equivalent number of shares of Common Stock on the first day of the seventh month subsequent to either the employee’s termination of employment with the Company, or in the event of a change in control, and provided compliance with all terms and conditions of the 2020 Plan, including, without limitation, the availability of shares approved by the Company’s shareholders for such issuance.

Potential Payments Upon Termination of Employment or Change in Control

None of our named executive officers has a contract in place for change in control payments.

The employment agreements of Dr. Joseph Tucker, Mr. Avani Kanubaddi, and Dr. Peter Facchini include provisions for severance pay equal to twelve months of salary upon termination by the Company without cause, as defined in the employment agreements or termination by the employee for good reason, as defined in the employment agreements.

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

Director Compensation

The following table presents the total compensation for each person who served as a member of our board of directors during the fiscal year ended December 31, 2022. Other than set forth in the table and described more follow below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation     to any of the other members of our board of directors in 2022.

Name	Fees earned or paid in cash ($)	Other compensation	Total ($)
George Kegler	99,000	—	99,000
Bevin O’Neil	60,625	—	60,625
Marcus Schabacker	92,000	—	92,000
Dave Johnson (Former Director)*	377,083	44,439	421,522
Sol Mayer (Former Director)	77,500	—	77,500
Bradley Thompson (Former Director)	53,917	—	53,917
Douglas Lind	92,000	—	92,000
Michael Webb	58,583	—	58,583
Frank Pasqualone	48,750	—	48,750

*Dave Johnson served as our Executive Chairman through October 28, 2022. Mr. Johnson’s “Other Compensation” is comprised of consulting fees for services provided after he served on the Board of Directors, through December 31, 2022.

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

Amendment. On May 3, 2022, our Board adopted the First Amendment (the “Plan Amendment”) to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”) to (i) increase the aggregate number of shares available for the grant of awards by 146,083 shares to a total of 200,000 shares, and (ii) add an “evergreen” provision whereby the number of shares authorized for issuance pursuant to awards under the Incentive Plan will be automatically increased on the first trading date immediately following the date the Company issues any share of Common Stock (defined below) to any person or entity, to the extent necessary so that the number of shares of the Company’s Common Stock authorized for issuance under the Incentive Plan will equal the greater of (x) 200,000 shares, and (y) 15% of the total number of shares of the Company’s Common Stock outstanding as of such issuance date. The Plan Amendment was approved by the Company’s stockholders at a special meeting of the Company’s stockholders held on July 14, 2022.

Share Authorization. Subject to certain adjustments, as of January 1, 2023, the total number of shares of the Company’s common stock that have been reserved and may be issued pursuant to awards under the Incentive Plan is 153,513 shares.

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

Equity Compensation Plan   Information

The following table provides information regarding the weighted-average exercise price of options issued by Enveric as of December 31, 2022. Such issuances were approved by Enveric’s board of directors outside of an equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	153,983	(2)	$133.25	153,513	(4)
Total	153,983		$133.25	153,513

(1)	Consists of the 2020 Plan

(2)	Represents 26,730 shares of Common Stock to be issued pursuant to the exercise of outstanding options, 708 shares of Common Stock to be issued pursuant to vested restricted stock awards, 62,492 vested restricted stock units representing 62,492 shares of Common Stock, 64,053 unvested restricted stock units representing 64,053 shares of Common Stock. There can be no assurances of the achievement of vesting conditions related to those unvested restricted stock awards and unvested restrict stock units.

(3)	Represents the weighted-average grant date fair value of outstanding options and is calculated without taking into account the shares of common stock subject to outstanding restricted stock awards and outstanding restricted stock units.

(4)	As of the end of the fiscal year ended December 31, 2022, there were 153,513 shares of common stock available under the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”). On May 3, 2022, our Board adopted the First Amendment (the “Plan Amendment”) to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”) to (i) increase the aggregate number of shares available for the grant of awards by 146,083 shares to a total of 200,000 shares, and (ii) add an “evergreen” provision whereby the number of shares authorized for issuance pursuant to awards under the Incentive Plan will be automatically increased on the first trading date immediately following the date the Company issues any share of Common Stock (defined below) to any person or entity, to the extent necessary so that the number of shares of the Company’s Common Stock authorized for issuance under the Incentive Plan will equal the greater of (x) 200,000 shares, and (y) 15% of the total number of shares of the Company’s Common Stock outstanding as of such issuance date. The Plan Amendment was approved by the Company’s stockholders at a special meeting of the Company’s stockholders held on July 14, 2022. As of December 31, 2022, there are 311,740 shares of Common Stock authorized under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the names and number of common shares beneficially owned as of March 30, 2023, (including shares of common stock issuable within sixty (60) days of that date upon exercise or conversion of securities that entitle the holders thereof to obtain common stock upon exercise or conversion in accordance with the terms thereof) by (i) those persons who are known to us to be the beneficial owner(s) of more than five percent (5%) of our common stock , (ii) each of our directors and named executive officers and (iii) all of our directors and executive officers as a group. Except as otherwise indicated, the beneficial owners listed in the table below possess the sole voting and dispositive power in regard to such shares and have an address of c/o Enveric Biosciences, Inc., 4851 Tamiami Trail N, Suite 200, Naples, FL 34103. As of March 31, 2023, there were 2,078,271 shares of common stock of the Company outstanding.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Shares Outstanding
Directors and Officers
Joseph Tucker, PhD	33,318	(1)	1.6%
Avani Kanubaddi	15,790	(2)	*%
Peter Facchini, PhD	28,176	(3)	1.4%
George Kegler	320	(4)	*%
Bevin O’Neil	—		*%
Frank Pasqualone	—		*%
Michael Webb	—		*%
Douglas Lind, M.D.	136	(5)	*%
Marcus Schabacker, M.D., PhD	320	(4)	*%
All directors and officers as a group of nine (9) persons	78,060	(6)	3.8%

* Represents less than 1%

(1)	Includes 13,822 shares of Common Stock, 3,987 vested options to purchase Common Stock, warrants to purchase 13,290 shares of Common Stock, and 2,219 vested restricted stock units. Excludes unvested restricted stock units equivalent to 14,156 shares of Common Stock.

(2)	Includes vested restricted stock units equivalent to 15,790 shares of Common Stock. Excludes unvested restricted stock units equivalent to 22,556 shares of Common Stock.

(3)	Includes 12,333 shares of Common Stock, 1,994 vested options to purchase Common Stock, warrants to purchase 12,280 shares of Common Stock, and 1,569 vested restricted stock units. Excludes unvested restricted stock units equivalent to 9,953 shares of Common Stock.

(4)	Includes vested restricted stock awards equivalent to 320 shares of Common Stock.

(5)	Includes vested restricted stock awards equivalent to 136 shares of Common Stock

(6)

Includes 26,155 shares of Common Stock, vested restricted stock units equivalent to 19,578 shares of Common Stock, vested restricted stock awards equivalent to 776 shares of Common Stock, vested options to purchase 5,981 shares of Common Stock and warrants to purchase 25,570 shares of Common Stock. Excludes unvested restricted stock units equivalent to 46,665 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions occurring since January 1, 2022 and any currently proposed transactions to which the Company was a party and in which:

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000, or (ii) 1% of the average of the Company’s total assets at December 31, 2022 and December 30, 2021; and

●	a director, executive officer, holder of more than 5% of the Company’s outstanding capital stock, or any member of such person’s immediate family had or will have a direct or indirect material interest, excluding compensation arrangements described above.

Consulting Agreement

The Company and David Johnson, the Company’s former Executive Chairman, entered into a consulting agreement on January 1, 2023 (the “January Agreement”). Pursuant to the January Agreement, Mr. Johnson agreed to provide consulting services to the Company effective January 1, 2023. Mr. Johnson earns $23,833 per month ($286,000 per annum) over the term of the January Agreement. The Company will also reimburse the Mr. Johnson for such reasonable and necessary expenses incurred by him in carrying out his services under the January Agreement. The January Agreement will remain in effect until the earlier of (i) its termination pursuant to the terms of the January Agreement or (ii) the effectiveness of the spin-off of Akos from the Company. During the term of the January Agreement, Mr. Johnson will provide services as requested by the Company’s Board of Directors. If Mr. Johnson’s employment is terminated without cause prior to the completion of the Akos spin-off, Company shall pay Mr. Johnson a termination fee of $286,000 over the 12 months following the termination of his employment.

Item 14. Principal Accountant Fees and   Services

The Company selected Marcum LLP as its independent accountant on January 12, 2021. Marcum LLP was dismissed on June 23, 2021. At that time the Company appointed Friedman LLP as its independent accountant. In September 2022, Marcum LLP acquired certain assets of Friedman LLP, at which point the Company’s auditor became Marcum LLP.

	Year Ended December 31,
	2022	2021
Audit fees	$286,095	$170,025
Tax fees	—	10,000
Audit-related fees	—	5,150
All other fees	—	49,935
	$286,095	$235,110

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Item 16. Form 10–K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.5	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)

3.6	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.7	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
4.1	Description of Securities*
4.2	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.4	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.6	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.7	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)
4.8	Form of RD Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.9	Form of PIPE Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.10	Form of RD Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.11	Form of PIPE Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.12	Form of Wainwright Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.1	Employment Agreement between Kevin Coveney and the Company, effective March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2023)
10.2	Form of Securities Purchase Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.3	Certificate of the Designations, Preferences and Rights of Akos Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.4	Form of Registration Rights Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.5	Form of Warrant (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.6	Form of Warrant Amendment (in connection with the July 2022 Offerings) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.7	First Amendment to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
10.8	Form of Warrant Amendment (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

10.9	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.10	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.11	Form of Registration Rights Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.12	Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd.* (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.13	Amendment No. 1 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.14	Amendment No. 2 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.15	Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC* (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.16	Amendment No. 1 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.17	Amendment No. 2 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.18	License Agreement, dated January 10, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.19	Amendment No. 1 to License Agreement, dated August 12, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.20	Amendment No. 2 to License Agreement, dated October 2, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.21#	Employment Agreement, dated January 10, 2020, by and between the Company and David Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.22#	Employment Agreement, dated December 2, 2020, by and between the Company and Avani Kanubaddi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.23#	Employment Agreement, dated December 22, 2020, by and between the Company and Robert Wilkins (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.24#	Consulting Agreement, dated December 29, 2020, by and between the Company and Barry Kostiner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.25	Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

10.26	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.27	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.28	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.29	Letter Agreement, dated January 11, 2021, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.30	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.31	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.32	Development and Clinical Supply Agreement, between the Company and PureForm Global, Inc., dated February 22, 2021 (incorporated by reference to Exhibit 10.5 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.33	Exclusive License Agreement, between the Company and Diverse Biotech, Inc., dated March 5, 2021 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.34#	Employment Agreement between Carter J. Ward and the Company, effective May 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2021)
10.35	Form of Voting and Support Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex B-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.36	Form of Voting Agreement, dated as of May 24, 2021, by and among MagicMed Industries Inc. and certain shareholders of Enveric Biosciences, Inc. named therein (incorporated by reference to Annex B-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.37	Form of Lock-Up Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.38	Form of Lock-Up/Leak-Out Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 3, 2021)
10.39#	Employment Agreement between Joseph Tucker and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.40#	Employment Agreement between Peter Facchini and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.41#	Employment Agreement between Jillian Hagel and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.42	MagicMed Stock Option Plan, as amended September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
16.1	Letter dated January 6, 2021 from Ram Associates, CPA to the Securities and Exchange Commission. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021)
16.2	Letter of Marcum LLP to the Securities and Exchange Commission, dated June 29, 2021. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2021)
21.1	Subsidiaries*
23.1	Consent of independent registered public accountant – Marcum LLP.*
23.2	Consent of independent registered public accountant – Friedman LLP.*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC.

March 31, 2023	By:	/s/ Joseph Tucker
Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2023	By:	/s/ Joseph Tucker
Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

March 31, 2023	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 31, 2023	By:	/s/ Michael Webb
Michael Webb
Director

March 31, 2023	By:	/s/ George Kegler
George Kegler
Director

March 31, 2023	By:	/s/ Douglas Lind
Douglas Lind
Director

March 31, 2023	By:
Marcus Schabacker
Director

March 31, 2023	By:
Frank Pasqualone
Director

March 31, 2023	By:	/s/ Bevin O’Neil
Bevin O’Neil
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Enveric Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enveric Biosciences, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements operations and comprehensive loss, changes in temporary equity and shareholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Impairment of Long-lived Assets

Critical Audit Matter Description

As discussed in Notes 2 and 4 to the financial statements, the Company reviews goodwill on an annual basis for impairment, or when circumstances indicate the assets might be impaired. Additionally, the Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Due to a sustained decline in the Company’s market capitalization, the Company performed an impairment analysis and determined that an impairment of goodwill and long-lived assets existed at December 31, 2022.

Auditing the Company’s accounting for impairment of goodwill and long-lived assets required a high degree of subjective auditor judgment in evaluating the estimated discounted future cash flows used to test reporting units for recoverability and the determination of fair value of the relevant assets. The high degree of auditor judgement and increased extent of effort, including the need to involve valuation specialists, was required to evaluate the reasonableness of management’s analysis related to the impairment of goodwill and long-lived assets.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the procedures over management’s impairment review process. We evaluated the reasonableness of management’s inputs inclusive of forecasts and discount rates used in the impairment analysis. With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology, tested the mathematical accuracy of the calculation and developed a range of independent estimates to determine reasonableness of valuation conclusions.

Redeemable Non-controlling Interest and Derivative Liability

Critical Audit Matter Description

As discussed in Notes 1, 2 and 8 to the financial statements, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc. (“Akos”) a majority owned subsidiary of the Company. Akos entered into a Securities Purchase Agreement, pursuant to which Akos agreed to sell to an investor 1,000 shares of Akos’ Series A Convertible Preferred Stock for $1.0 million during the year ended December 31, 2022. If the Spin-Off does not occur, the Company has guaranteed the redeemable non-controlling interest associated with the put right option as defined in the Series A Convertible Preferred Stock agreement. Fees associated with the spin-off including, but not limited to, placement agent fees, are contingent upon the spin-off occurring.

Auditing the accounting conclusions for the issuance of the Series A Convertible Preferred Stock discussed above was challenging because of the complex provisions affecting classification and required extensive audit effort. The accounting for the Series A Convertible Preferred Stock involved an assessment of the particular features in the agreement and Certificate of Designation and the impact of those features on the accounting and classification of the Series A Convertible Preferred Stock. The determination of fair value requires significant judgement by management and third-party valuation specialists to develop significant estimates and assumptions including the probability of the spin off occurring. Auditing management’s judgements involved especially challenging auditor judgement due to the nature and extent of audit effort required.

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the procedures over management’s technical accounting analysis and valuation process. We inspected the governing agreements for the transaction and evaluated the application of the Company’s technical accounting analyses including evaluating the terms and management’s conclusion on the interpretation and application of the relevant accounting literature. With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology used, we evaluated the reasonableness of the inputs subject to assumptions and verified the accuracy and completeness of those inputs to the underlying transaction data utilized in the valuation of the preferred stock and derivative liability; we performed sensitivity analyses of the significant assumptions used in the valuation model to evaluate the change in fair value resulting from changes in the significant assumptions to determine reasonableness of the valuation conclusions.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

East Hanover, New Jersey

March 31, 2023

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

/s/ Friedman LLP

We have served as the Company’s auditor from 2021 through 2022.
East Hanover, New Jersey
March 31, 2022

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash	$17,723,884	$17,355,999
Prepaid expenses and other current assets	708,053	380,838
Total current assets	18,431,937	17,736,837

Other assets:
Property and equipment, net	677,485	294,430
Right-of-use operating lease asset	63,817	176,304
Intangible assets, net	379,686	6,923,928
Goodwill	—	1,587,634
Total other assets	1,120,988	8,982,296
Total assets	$19,552,925	$26,719,133

LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$463,275	$683,393
Accrued liabilities	1,705,655	1,292,721
Current portion of right-of-use operating lease obligation	63,820	107,442
Investment option liability	851,008	—
Warrant liability	185,215	653,674
Derivative liability	727,000	—
Total current liabilities	3,995,973	2,737,230

Non-current liabilities:
Non-current portion of right-of-use operating lease obligation	—	68,861
Deferred tax liability	—	1,607,122
Total non-current liabilities	—	1,675,983
Total liabilities	$3,995,973	$4,413,213

Commitments and contingencies (Note 9)

Temporary equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 52,684.548 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Redeemable non-controlling interest	885,028	—
Total temporary equity	885,028	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,078,271 and 651,921 shares issued and outstanding as of December 31, 2022 and 2021, respectively	20,782	6,519
Additional paid-in capital	94,395,662	83,066,656
Accumulated deficit	(79,207,786)	(60,736,453)
Accumulated other comprehensive loss	(536,734)	(30,802)
Total shareholders’ equity	14,671,924	22,305,920
Total liabilities, temporary equity, and shareholders’ equity	$19,552,925	$26,719,133

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2022	2021
Operating expenses
General and administrative	$11,605,761	$20,499,052
Research and development	8,027,773	4,788,807
Impairment of intangible assets and goodwill	7,453,662	38,678,918
Depreciation and amortization	327,910	656,643
Total operating expenses	27,415,106	64,623,420

Loss from operations	(27,415,106)	(64,623,420)

Other income (expense)
Inducement expense	—	(1,125,291)
Change in fair value of warrant liabilities	4,315,236	9,327,326
Change in fair value of investment option liability	3,472,726	—
Change in fair value of derivative liability	(325,000)	—
Interest expense	(5,249)	(10,316)
Total other income	7,457,713	8,191,719

Net loss before income taxes	(19,957,393)	(56,431,701)

Income tax benefit	1,486,060	7,454,805

Net loss	(18,471,333)	(48,976,896)
Less preferred dividends attributable to non-controlling interest	33,014	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	295,976	—
Net loss attributable to shareholders	(18,800,323)	(48,976,896)

Other comprehensive loss
Foreign currency translation	(505,932)	150,475

Comprehensive loss	$(19,306,255)	$(48,826,421)

Net loss per share - basic and diluted	$(13.00)	$(103.69)

Weighted average shares outstanding, basic and diluted	1,446,007	472,343

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY

	Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at January 1, 2021	3,275,407	$32,754	202,249	$2,022	$15,321,699	$(11,759,557)	$(181,277)	$3,415,641
January 2021 registered direct offering, net of offering costs	—	—	44,427	444	4,616,643	—	—	4,617,087
February 2021 registered direct offering, net of offering costs	—	—	60,141	601	7,015,800	—	—	7,016,401
Consideration paid pursuant to amalgamation agreement	—	—	199,025	1,990	39,040,292	—	—	39,042,282
Exercise of warrants	—	—	52,861	530	3,284,641	—	—	3,285,171
Exercise of options	—	—	2,685	27	(27)	—	—	—
Induced conversion of stock options into restricted stock awards	—	—	20,307	203	1,125,088	—	—	1,125,291
Stock-based compensation	—	—	—	—	12,597,001	—	—	12,597,001
Common stock issued in lieu of cash for services	—	—	283	3	33,464	—	—	33,467
Common stock issued pursuant to exercise of warrant put rights	—	—	4,434	44	(44)	—	—	—
Conversion of Series B preferred shares	(3,275,407)	(32,754)	65,509	655	32,099	—	—	—
Foreign exchange translation gain	—	—	—	—	—	—	150,475	150,475
Net loss	—	—	—	—	—	(48,976,896)	—	(48,976,896)
Balance at December 31, 2021	—	$—	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY

	Series C Redeemable Preferred Stock		Redeemable Non-controlling Interest		Total Temporary	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2022	—	$—	—	$—	$—	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering, net of offering costs	—	—	—	—	—	400,000	4,000	5,798,464	—	—	5,802,464
Stock-based compensation	—	—	—	—	—	—	—	2,620,671	—	—	2,620,671
Conversion of RSUs into common shares	—	—	—	—	—	899	9	(9)	—	—	—
Redeemable non-controlling interest, net of $402,000 embedded derivative and net of issuance costs of $41,962	—	—	1,000	556,038	556,038	—	—	—	—	—	—
Issuance of redeemable Series C preferred stock	52,685	527	—	—	527	—	—	(527)	—	—	(527)
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	33,014	33,014	—	—	(33,014)	—	—	(33,014)
Accretion of embedded derivative to redemption value	—	—	—	295,976	295,976	—	—	(295,976)	—	—	(295,976)
Conversion of RSAs into common shares	—	—	—	—	—	1,223	12	(12)	—	—	—
July 2022 registered direct offering, PIPE offering, modification of warrants and exercise of pre-funded warrants, net of offering costs	—	—	—	—	—	1,000,000	10,000	3,239,124	—	—	3,249,124
Issuance of rounded shares as a result of the reverse stock split	—	—	—	—	—	24,228	242	(242)	—	—	—
Redemption of Series C preferred stock	(52,685)	(527)	—	—	(527)	—	—	527	—	—	527
Foreign exchange translation loss	—	—	—	—	—	—	—	—	—	(505,932)	(505,932)
Net loss	—	—	—	—	—	—	—	—	(18,471,333)	—	(18,471,333)
Balance at December 31, 2022	—	$—	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(18,471,333)	$(48,976,896)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(4,315,236)	(9,327,326)
Change in fair value of investment option liability	(3,472,726)	—
Change in fair value of derivative liability	325,000	—
Stock-based compensation	2,620,671	12,597,001
Stock issued in lieu of cash for services	—	33,467
Impairment of intangible assets and goodwill	7,453,662	38,678,918
Non-cash income tax benefit	(1,504,302)	(7,454,805)
Inducement expense	—	1,125,291
Amortization of right-of-use asset	107,291	24,969
Amortization of intangible assets	168,750	643,333
Depreciation expense	159,160	13,310
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(374,058)	826,837
Accounts payable and accrued liabilities	263,686	383,199
Right-of-use operating lease liability	(107,288)	(24,969)
Net cash used in operating activities	(17,146,723)	(11,457,671)

Cash Flows From Investing Activities:
Purchases of property and equipment	(584,165)	(189,719)
Purchase of Diverse Bio license agreement	—	(675,000)
Cash accretive acquisition of MagicMed	—	3,055,328
Net cash (used in) provided by investing activities	(584,165)	2,190,609

Cash Flows From Financing Activities:
Proceeds from sale of common stock, warrants, and investment options, net of offering costs	17,222,099	21,614,488
Proceeds from the sale of redeemable non-controlling interest, net of offering costs (see Note 8)	958,038	—
Proceeds from warrant exercises, net of fees	—	3,285,171
Net cash provided by financing activities	18,180,137	24,899,659

Effect of foreign exchange rate on cash	(81,364)	144,942

Net increase in cash	367,885	15,777,539
Cash at beginning of year	17,355,999	1,578,460
Cash at end of year	$17,723,884	$17,355,999

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$5,249	$10,316
Income taxes paid	$—	$—
Investment options issued in conjunction with common stock issuance	$4,323,734	$—
Modification of warrants as part of share capital raise	$251,357	$—
Warrants issued in conjunction with common stock issuance	$3,595,420	$—
Issuance of embedded derivative	$402,000	$—
Preferred dividends attributable to redeemable non-controlling interest	$33,014	$—
Accretion of embedded derivative to redemption value	$295,976	$—
Issuance of Common Stock pursuant to MagicMed amalgamation	$—	$39,042,282
Deferred tax liability incurred due to MagicMed amalgamation	$—	$9,061,927
Conversion of preferred stock to common stock	$—	$32,754
Fair value of warrants issued	$—	$9,981,000
Right-of-use assets obtained in exchange for lease liabilities	$—	$201,653

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric Biosciences, Inc.” “Enveric” or the “Company”) is a pharmaceutical company developing innovative, evidence-based cannabinoid medicines. The head office of the Company is located in Naples, Florida. The Company has the following wholly owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Ltd. (“HoldCo”), MagicMed Industries, Inc. (“MagicMed”), and Enveric Canada. The Company has an Amalgamation Agreement (“Amalgamation Agreement”) and tender agreement (“Tender Agreement”) with Jay Pharma, which were entered into in prior years.

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

On May 5, 2022, the Company and Akos entered into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell to the Akos Investor up to an aggregate of 5,000 shares of Akos’ Series A Convertible Preferred Stock (the “Akos Series A Preferred Stock”), par value $0.01 per share at a price of $1,000 per share, and warrants (the “Akos Warrants”) to purchase shares of Akos’ common stock (the “Akos Common Stock”), par value $0.01 per share, for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022 (See Note 8).

Reverse Stock Split

On July 14, 2022 the Company affected a 1-for-50 reverse stock split. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $79,207,786 as of December 31, 2022 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $17,146,723 for the year ended December 31, 2022. For the year ended December 31, 2022, the Company had a loss from operations of $27,415,106. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2022, the Company had cash of $17,723,884 and working capital of $14,435,964. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Annual Report on Form 10-K. The Company believes that it has adequate cash on hand to cover anticipated outlays through December 31, 2023. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Risks

The current inflationary trend existing in the North American economic environment is considered by the Company to be reasonably likely to have a material unfavorable impact on results of continuing operations. Higher rates of price inflation, as compared to recent prior levels of price inflation have caused a general increase the cost of labor and materials. In addition, there is an increased risk of the Company experiencing labor shortages as a result of a potential inability to attract and retain human resources due to increased labor costs resulting from the current inflationary environment.

Recent Developments

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of stock-based compensation, accruals associated with third party providers supporting research and development efforts, estimated fair values of long lives assets used to record impairment charges related to intangible assets, acquired in-process research and development (“IPR&D”), and goodwill, and allocation of purchase price in business acquisitions. Actual results could differ from those estimates.

Foreign Currency Translation

From inception through December 31, 2022, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar. For the reporting periods ended December 31, 2022 and December 31, 2021, the Company engaged in a number of transactions denominated in Canadian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and the U.S. dollar.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and $100,000 in Canada. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2022, the Company had greater than $250,000 and $100,000 at US and Canadian financial institutions, respectively.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

The Company accounts for business combinations under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”) using the acquisition method of accounting, and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill. Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in a business combination. ASC 805-10 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. All acquisition costs are expensed as incurred. Upon acquisition, the accounts and results of operations are consolidated as of and subsequent to the acquisition date.

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

Intangible Assets

Intangible assets consist of the Psybrary™ and Patent Applications, In Process Research and Development (“IPR&D”) and license agreements. Psybrary™ and Patent Applications intangible assets are valued using the relief from royalty method. The cost of license agreements is amortized over the economic life of the license. The Company assesses the carrying value of its intangible assets for impairment each year.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrant Liability and Investment Options

The Company evaluates all of its financial instruments, including issued stock purchase warrants and investment options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815. The Company accounts for warrants and investment options for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the consolidated balance sheets. The Company accounts for common stock warrants and investment options with put options as liabilities under ASC 480. Such warrants and investment options are subject to remeasurement at each consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants and investment options. At that time, the portion of the warrant liability and investment options related to such common stock warrants will be reclassified to additional paid-in capital.

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

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital. Any offering costs allocated to warrant liabilities are charged to general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be recorded.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest for the years ended December 31, 2022 and 2021. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its United States and Canadian federal tax return, its state and provincial tax returns in Florida and Ontario, CA as its “major” tax jurisdictions. The Company is in the process of filing its corporate tax returns for the years ended December 31, 2022 and 2021. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

Stock-Based Compensation

The Company follows ASC 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. Awards of shares for property or services are recorded at the more readily measurable of the estimated fair value of the stock award and the estimated fair value of the service. The Company uses the Black-Scholes option-pricing model to determine the grant date fair value of certain stock-based awards under ASC 718. The assumptions used in calculating the fair value of stock-based awards represent management’s reasonable estimates and involve inherent uncertainties and the application of management’s judgment. Fair value of restricted stock units or restricted stock awards is determined by the closing price per share of the Company’s common stock on the date of award grant.

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

The estimated fair value of awards that require specified milestones or recipient performance are charged to expense when such milestones or performance criteria are probable to be met.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the years ended December 31, 2022 and 2021 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260-10-45-13, penny warrants were included in the calculation of weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.

During the year ended December 31, 2022 the Company issued 767,500 pre-funded common stock warrants, which were exercised on various dates during the year ended December 31, 2022. The pre-funded common stock warrants became exercisable on July 26, 2022 based on the terms and conditions of the agreements. As the pre-funded common stock warrants are exercisable for $0.0001, these shares are considered outstanding common shares and are included in the computation of basic and diluted Earnings Per Share as the exercise of the pre-funded common stock warrants is virtually assured. The Company included these pre-funded common stock warrants in basic and diluted earnings per share when all conditions were met on July 26, 2022.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the years ended December 31, 2022 and 2021 because the effect of their inclusion would have been anti-dilutive.

	For the years ended December 31,
	2022	2021
Warrants to purchase shares of common stock	655,463	195,463
Restricted stock units - vested and unissued	62,492	55,717
Restricted stock units - unvested	64,053	62,013
Restricted stock awards - vested and unissued	708	642
Restricted stock awards - unvested	—	1,031
Investment options to purchase shares of common stock	1,070,000	—
Options to purchase shares of common stock	48,329	23,829
Total potentially dilutive securities	1,901,045	338,695

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of December 31, 2022 and 2021 because of their short-term nature.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheets as of December 31, 2022 and 2021 and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities, derivative liability, and investment options:

	Level	December 31, 2022	December 31, 2021
Warrant liabilities - January 2021 Warrants	3	$81	$333,471
Warrant liabilities - February 2021 Warrants	3	79	320,203
Warrant liabilities - February 2022 Warrants	3	185,055	—
Fair value of warrant liability as of December 31, 2022		$185,215	$653,674

	Level	December 31, 2022	December 31, 2021
Derivative liability - May 2022	3	$727,000	$—
Fair value of derivative liability as of December 31, 2022		$727,000	$—

	Level	December 31, 2022	December 31, 2021
Wainwright investment options	3	$44,904	$—
RD investment options	3	302,289	—
PIPE investment options	3	503,815	—
Fair value of investment option liability as of December 31, 2022		$851,008	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Initial measurement

The Company established the initial fair value of its warrant liabilities at the respective dates of issuance. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the initial valuations of the warrant liabilities are below:

	February 2022 Warrants	February 2022 Post-Modification Warrants (See Note 7)
	February 15, 2022	July 26, 2022
Term (years)	5.0	5.5
Stock price	$15.75	$6.33
Exercise price	$27.50	$7.78
Dividend yield	—%	—%
Expected volatility	74.1%	80.0%
Risk free interest rate	1.9%	2.9%

Number of warrants	460,000	122,000
Value (per share)	$8.00	$4.07

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities, derivative liability, and investment options that are classified as Level 3:

Total Warrant Liabilities
Fair value as of December 31, 2020	$—
Initial value of warrant liability	9,981,000
Change in fair value	(9,327,326)
Fair value as of December 31, 2021	$653,674
Issuance of February 2022 warrants	3,595,420
Change in fair value due to modification of February 2022 warrants as part of July 2022 raise	251,357
Change in fair value	(4,315,236)
Fair value of warrant liability as of December 31, 2022	$185,215

Total Derivative Liability
Fair value as of December 31, 2021	$—
Issuance of May 2022 convertible preferred stock	402,000
Change in fair value	325,000
Fair value of derivative liability as of December 31, 2022	$727,000

Total Investment Options
Fair value as of December 31, 2021	$—
Issuance of July 2022 investment options	4,323,734
Change in fair value	(3,472,726)
Fair value of investment option liability as of December 31, 2022	$851,008

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of December 31, 2022 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants	February 2022 Post-Modification Warrants
Term (years)	3.0	3.1	4.1	5.1
Stock price	$2.08	$2.08	$2.08	$2.08
Exercise price	$247.50	$245.00	$27.50	$7.78
Dividend yield	—%	—%	—%	—%
Expected volatility	79.0%	78.0%	79.0%	77.0%
Risk free interest rate	4.20%	4.20%	4.10%	4.00%

Number of warrants	36,429	34,281	338,000	122,000
Value (per share)	$—	$—	$0.26	$0.81

The key inputs into the Weighted Expected Return valuation model for the Level 3 valuations of the derivative liability as of December 31, 2022 are below:

May 2022 Derivative Liability
Principal	$1,000,000
Dividend rate	5.0%
Market rate	6.1%

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of December 31, 2022 are below:

	Wainwright Options	RD Options	PIPE Options
Term (years)	4.6	5.1	5.1
Stock price	$2.08	$2.08	$2.08
Exercise price	$10.00	$7.78	$7.78
Dividend yield	—%	—%	—%
Expected volatility	78.0%	77.0%	77.0%
Risk free interest rate	4.00%	4.00%	4.00%

Number of investment options	70,000	375,000	625,000
Value (per share)	$0.64	$0.81	$0.81

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Operating lease assets are included within right-of-use operating lease asset and operating lease liabilities are included in current portion of right-of-use operating lease obligation and non-current portion of right-of-use operating lease obligation on the consolidated balance sheets as of December 31, 2022 and 2021. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases as of December 31, 2022 and 2021.

Redeemable Non-controlling Interest

In connection with the issuance of Akos Series A Preferred Stock, the Akos Purchase Agreement and certificate of designation contain a put right guaranteed by the Company as defined in Note 8. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable non-controlling interests and classified them in temporary equity within its consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument by accreting the embedded derivative at each reporting period over 12 months.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will adopt ASU 2020-06 effective January 1, 2024.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. AMALGAMATION WITH MAGICMED INDUSTRIES INC.

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

At the effective time of the Amalgamation (the “Effective Time”), holders of outstanding common shares of MagicMed (the “MagicMed Shares”) received such number of shares of common stock of the Company (“Company Shares”) representing, together with the Company Shares issuable upon exercise of the Warrants and the Converted Options (each as defined herein), approximately 36.6% of the issued and outstanding Company Shares (on a fully diluted basis). The MagicMed Shares were initially converted into Amalco Redeemable Preferred Shares (as defined in the Amalgamation Agreement), which immediately following the Amalgamation were redeemed for 0.000001 of a Company Share. Following such redemption, the shareholders of MagicMed received additional Company Shares equal to the product of the Exchange Ratio (as defined in the Amalgamation Agreement) multiplied by the number of MagicMed Shares held by each such shareholder. Additionally, following the Effective Time (i) each outstanding MagicMed stock option was converted into and became an option to purchase (the “Converted Options”) the number of Company Shares equal to the Exchange Ratio multiplied by the number of MagicMed Shares subject to such MagicMed stock option, and (ii) each holder of an outstanding MagicMed warrant (including Company Broker Warrants (as defined in the Amalgamation Agreement), the “Warrants”) received upon exercise of such Warrant that number of Company Shares which the holder would have been entitled to receive as a result of the Amalgamation if, immediately prior to the date of the Amalgamation (the “Effective Date”), such holder had been the registered holder of the number of MagicMed Shares to which such holder would have been entitled if such holder had exercised such holder’s Warrants immediately prior to the Effective Time (the foregoing collectively, the “Amalgamation”). In aggregate, holders of MagicMed Shares received 199,025 Company Shares representing approximately 31.7% of the Company Shares following the consummation of the Amalgamation. The maximum number of Company Shares to be issued by the Company as in respect of the Warrants and Converted Options shall not exceed 148,083 Company Shares.

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

On September 16, 2021, the Company completed the Acquisition. In exchange for a total purchase price valued at $39,042,282 the Company acquired 37,463,673 shares of Common Stock from MagicMed, which represents 100% of the outstanding and issued shares of Common Stock of MagicMed, for equity consideration on the date of closing valued at $27,067,310. The Purchaser also agreed that it would issue Company Shares in lieu of shares of MagicMed Shares for any warrants to purchase MagicMed Shares that were exercised, with the maximum number of Company Shares issuable pursuant to such warrant exercises being 118,274. The fair value of the warrants on the closing date of the Amalgamation was $10,724,578. Additionally, the Purchaser agreed that it would issue issued Company Shares in lieu of shares of MagicMed Shares for any options to purchase MagicMed Shares that were exercised, with the maximum number of Company Shares issuable pursuant to such option exercises being 19,477. The fair value of the options on the closing date of the Amalgamation was $1,535,790, with $1,250,394 included in the purchase price and $285,396 to be recognized as expense in the post combination period.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate goodwill of $9,834,855 was recorded in relation to the Acquisition, with $9,061,927 of this amount being related to deferred tax liabilities arising from the Company’s purchase of the MagicMed Shares and $772,928 relating to the residual intangible asset that generates earnings in excess of a normal return on all other tangible and intangible assets.

The following table represents the purchase price:

Stock (199,025 common shares issued)	$27,067,310
Fair value of warrants	10,724,578
Fair value of options	1,250,394
Total Purchase Price	$39,042,282

The Acquisition is being accounted for as a business combination in accordance with ASC 805.

The following table summarizes the purchase price allocations relating to the Acquisition:

Description	Fair Value
Assets acquired:
Cash	$3,055,328
Prepaid expenses and other current assets	471,202
Government remittances recoverable	25,606
Property and equipment	118,935
Right-of-use lease assets	201,653
Other assets	10,155
In process research and development	18,900,000
Psybrary and patent applications	16,600,000
Goodwill	9,834,855
Total assets acquired	$49,217,734

Liabilities assumed:
Accounts payable	$828,865
Accrued expenses and other liabilities	83,007
Right-of-use lease liabilities	201,653
Deferred tax liabilities	9,061,927
Total liabilities assumed	10,175,452
Estimated fair value of net assets acquired attributable to the Company	$39,042,282

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fourth quarter of 2021, the Company finalized the opening balance sheet and valuations for the assets acquired and liabilities assumed related to the acquisition of MagicMed and adjusted provisional amounts as follows:

●	The Company recorded a $16.6 million indefinite lived Psybrary™ and Patent Applications asset with a corresponding decrease to IPR&D;
●	The Company further decreased the IPR&D asset by $0.7 million with a corresponding increase to Goodwill; and,
●	The Company recorded a $0.2 million right of use asset, with offsetting right of use operating lease liability related to identified leases in accordance with ASC 842 – Leases.

Total acquisition-related costs for the Acquisition incurred by the Company during the year ended December 31, 2021 was approximately $650,000 and is included in general and administrative expenses in the consolidated statement of operations.

Historical and Proforma Financial Information

The amounts of MagicMed’s revenues and net loss included in the Company’s consolidated statements of operations and comprehensive loss for the period from the acquisition date to December 31, 2021 were $— and $33,556,532 respectively. The following unaudited proforma financial information presents the consolidated results of operations of the Company and MagicMed for the year ended December 31, 2021, as if the acquisition had occurred as of the beginning of the first period presented instead of on September 16, 2021. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during those periods.

For the year ended December 31,
2021
Revenues	$—
Net loss	$(54,127,203)

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

The Company performs an annual impairment test at the reporting unit level as of December 31 of each fiscal year. As of December 31, 2022, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s reporting unit is less than its carrying amount, including goodwill. Beginning with the fourth quarter of 2021 and throughout 2022, the Company experienced a sustained decline in the quoted market price of the Company’s common stock and as a result the Company determined that as of December 31, 2022 it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an impairment analysis as of December 31, 2022 using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to ASU 2017-04, the Company recorded a goodwill and intangible asset impairment charge as of December 31, 2022 and a goodwill and intangible asset impairment charge as of December 31, 2021 for the excess of the reporting unit’s carrying value over its fair value. The following table provides the Company’s goodwill, indefinite and definite lives intangible assets as of December 31, 2022 and 2021.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and 2021, the Company’s intangible assets consisted of:

Goodwill
Balance at December 31, 2020	$—
Acquired during the year	9,834,855
Impairment losses	(8,225,862)
Loss on currency translation	(21,359)
Balance at December 31, 2021	$1,587,634
Impairment losses	(1,486,060)
Loss on currency translation	(101,574)
Balance at December 31, 2022	$—

Indefinite lived intangible assets
Balance at December 31, 2020	$—
Acquired during the year	35,500,000
Impairment losses	(29,048,164)
Loss on currency translation	(76,344)
Balance at December 31, 2021	$6,375,492
Impairment losses	(5,967,602)
Loss on currency translation	(407,890)
Balance at December 31, 2022	$—

Definite lived intangible assets
Balance at December 31, 2020	$1,817,721
Acquired during the year	675,000
Amortization	(643,333)
Impairment loss	(1,404,892)
Gain on currency translation	103,940
Balance at December 31, 2021	$548,436
Amortization	(168,750)
Balance at December 31, 2022	$379,686

For goodwill, impairment losses amounted to $1,486,060 and $8,225,862 as of December 31, 2022 and 2021, respectively. For the identified indefinite lived assets, impairment losses amounted to $5,967,602 and $29,048,164 as of December 31, 2022 and 2021, respectively. For identified definite lived intangible assets, impairment losses amounted to $— and $1,404,892 as of December 31, 2022 and 2021, respectively. For identified definite lived intangible assets, amortization expense amounted to $168,750 and $643,333 during the years ended December 31, 2022 and 2021, respectively. For identified definite lived intangible assets, accumulated amortization amounted to $295,314 and $126,564 as of December 31, 2022 and 2021, respectively.

For goodwill, aggregate impairment amounted to $9,711,922 and $8,225,862 as of December 31, 2022 and 2021, respectively. For the identified indefinite lived assets, aggregate impairment amounted to $35,015,766 and $29,048,164 as of December 31, 2022 and 2021, respectively. For identified definite lived intangible assets, aggregate impairment amounted to $1,404,892 as of December 31, 2022 and 2021.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes definite lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of identified intangible assets based on the carrying amount as of December 31, 2022 is as follows:

Year ending December 31,
2023	$168,750
2024	168,750
2025	42,186
$379,686

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

Under the DB Agreement, the Company will maintain sole responsibility and ownership of the development and commercialization of the Agents and its products. Diverse has agreed not to develop or commercialize any agent or product that would compete with the Agents, or its products containing the Agents, at any time during or after the term of the DB Agreement. If Diverse intends to license, sell, or transfer any other molecules linked with cannabinoids not granted to the Company under the terms of the DB Agreement, the Company will have the first right, but not the obligation, to negotiate an agreement with Diverse for such cannabinoids. The Company agreed to pay Diverse an up-front investment payment in the amount of $675,000, as well as a running royalty starting with the first commercial sale by the Company to a third party in an arm’s length transaction.

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

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc (“EBCI”), with all amounts translated into U.S. dollars:

	December 31, 2022	December 31, 2021
Lab equipment	$831,123	$310,957
Computer equipment and leasehold improvements	25,137	10,818

Less: Accumulated depreciation	(178,775)	(27,345)
Property and equipment, net of accumulated depreciation	$677,485	$294,430

Depreciation expense was $159,160 and $13,310 for the years ended December 31, 2022 and 2021, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ACCRUED LIABILITIES

As of December 31, 2022 and December 31, 2021, the accrued liabilities of the Company consisted of the following:

	December 31, 2022	December 31, 2021
Product development	$195,104	$224,536
Accrued salaries and wages	1,175,963	594,784
Professional fees	83,255	335,401
Patent costs	251,333	138,000
Total accrued expenses	$1,705,655	$1,292,721

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2022, 100,000,000 shares of common stock were authorized under the Company’s articles of incorporation.

On December 30, 2020, the Company amended its articles of incorporation to designate and authorize 20,000,000 shares of preferred stock. The Company issued Series B preferred stock (“Series B Preferred Stock), which has a certificate of designation authorizing issuance of 3,600,000 preferred shares. During the year ended December 31, 2021, holders of an aggregate of 3,275,407 shares of Series B Preferred Stock converted their shares into 65,509 shares of common stock. Following those conversions, no Series B Preferred stock shares remain outstanding.

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

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of June 30, 2022, there were 52,684.548 shares of Series C Preferred Stock issued and outstanding. As of December 31, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series C Preferred Stock remain outstanding. As of December 31, 2022, there are 100,000 shares of Series C Preferred Stock authorized for future issuances.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2022, a total of 1,223 and 899 shares of Common Stock were issued pursuant to the conversion of restricted stock awards and restricted stock units, respectively.

On January 14, 2021, the Company completed an offering of 44,427 shares of Common Stock and pre-funded warrants at approximately $225.00 per share and a concurrent private placement of warrants to purchase 33,321 shares of Common Stock at $247.50 per share, exercisable immediately and terminating five years after the date of issuance for gross proceeds of approximately $10,000,000. The net proceeds to the Company after deducting financial advisory fees and other costs and expenses were approximately $8,800,087, with $4,617,087 of such amount allocated to share capital and $4,846,000 allocated to warrant liability and the remaining $663,000 recorded as an expense.

On February 11, 2021, the Company completed an offering of 60,141 shares of Common Stock and a concurrent private placement of warrants to purchase 1,503,513 shares of Common Stock at $245.00 per share, exercisable immediately and terminating five year from the date of issuance for gross proceeds of approximately $12,800,000. The net proceeds to Enveric from the offering after deducting financial advisory fees and other costs and expenses were approximately $11,624,401, with $7,016,401 of such amount allocated to share capital and $5,135,000 allocated to warrant liability and the remaining $527,000 recorded as an expense.

On September 16, 2021, the Company, in connection with the Amalgamation Agreement entered into on May 24, 2021, acquired MagicMed Industries Inc., and its wholly owned subsidiary MagicMed USA, Inc. The Company issued a total of 199,025 shares of Common Stock, valued at $39,042,282 on the date of closing. See Note 3 for further details.

During the year ended December 31, 2021, a total of 55,861 Common Shares were issued pursuant to exercise of warrants to purchase Common Stock for cash proceeds totaling $3,285,171.

During the year ended December 31, 2021, a total of 2,685 Common Shares were issued pursuant to cashless exercise of options to purchase Common Stock.

During the year ended December 31, 2021, a total of 20,307 Common Shares were issued as inducement for the conversion of certain warrants and options. The Company recognized an inducement expense of $1,125,291 in relation to these issuances.

During the year ended December 31, 2021, the Company issued 283 shares to a consultant in exchange for services valued at $33,467.

During the year ended December 31, 2021, the Company issued a total of 4,434 shares of Common Stock pursuant to exercise of put rights contained in warrants originally issued by Ameri and assumed by the Company.

Issuance and Conversion of Series B Preferred Shares

During the year ended December 31, 2021, the Company issued a total of 65,509 shares of Common Stock pursuant to the conversion of 3,275,407 shares of Series B Preferred Stock.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of activity under the Company’s incentive plan for the years ended December 31, 2022 and 2021 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	18,596	$76.50	$125.00	6.1	$2,537,245
Granted	2,482	$149.00	$116.00	—	$—
Options assumed pursuant to acquisition of MagicMed	19,477	$67.00	$92.00	—	$—
Exercised	(2,876)	$11.50	$284.50	—	$—
Expired, forfeited, or cancelled	(13,850)	$84.50	$81.00	—	$—
Outstanding at December 31, 2021	23,829	$79.00	$103.50	5.3	$34,333
Granted	25,500	$3.07	$2.58	—	—
Forfeited	(1,000)	$175.00	$140.50	—	—
Outstanding at December 31, 2022	48,329	$37.05	$44.82	4.1	$—

Exercisable at December 31, 2022	20,774	$74.65	$100.49	3.7	$—

During the years ended December 31, 2022 and 2021, — and 2,876 options were exercised via a cashless exercise resulting in the issuance of — and 2,685 shares of common stock.

Options granted during the years ended December 31, 2022 and 2021 were valued using the Black Scholes model with the following assumptions:

	December 31, 2022	December 31, 2021
Term (years)	5.5	2.5 - 7.0
Stock price	$3.07	$102.00 - $175.00
Exercise price	$3.07	$102.00 - $175.00
Dividend yield	—%	—%
Expected volatility	112%	76% - 79%
Risk free interest rate	3.9%	1.1% - 1.6%

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above assumptions are determined by the Company as follows:

●	Stock price – Based on closing price of the Company’s common stock on the date of grant.

●	Weighted average risk-free interest rate — Based on the daily yield curve rates for U.S. Treasury obligations with maturities, which correspond to the expected term of the Company’s stock options.

●	Dividend yield — The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	Expected volatility — Based on the historical volatility of comparable companies in a similar industry.

●	Expected term — The Company has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options.

The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the years ended December 31, 2022 and 2021 was $180,042 and $60,856, respectively. As of December 31, 2022, the Company had $240,850 in unamortized stock option expense, which will be recognized over a weighted average period of 1.9 years.

During the year ended December 31, 2021, the Company exchanged options to purchase 11,209 shares of common stock for 6,509 restricted stock units and 843 restricted stock awards. In connection with this exchange, the Company recognized $298,714 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s consolidated statement of operations and comprehensive loss.

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the years ended December 31, 2022 and 2021:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2020	—	$—
Granted	2,516	$178.50
Vested	(1,485)	$204.50
Non-vested at December 31, 2021	1,031	$141.50
Forfeited	(700)	$146.50
Vested	(331)	$130.40
Non-vested at December 31, 2022	—	$—

For the years ended December 31, 2022 and 2021, the Company recorded $24,363 and $231,631, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of December 31, 2022, there were no unamortized stock-based compensation costs related to restricted share awards. The balance of Common Shares related to the vested restricted stock awards as of December 31, 2022 will be issued during the 2023 calendar year. There are 708 vested and unissued shares of restricted stock awards as of December 31, 2022.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the year ended December 31, 2022:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2020	—	$—
Granted	125,169	$172.00
Forfeited	(7,439)	$152.00
Vested	(55,717)	$226.00
Non-vested at December 31, 2021	62,013	$126.00
Granted	37,445	$33.50
Forfeited	(26,772)	$79.64
Vested	(8,633)	$130.55
Non-vested at December 31, 2022	64,053	$92.57

For the years ended December 31, 2022 and 2021, the Company recorded $2,416,266 and $12,304,514, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the consolidated statement of operations and comprehensive loss.

As of December 31, 2022, the Company had unamortized stock-based compensation costs related to restricted stock units of $3,225,701 which will be recognized over a weighted average period of 2.8 years and unamortized stock-based costs related to restricted stock units which will be recognized upon achievement of specified milestones.

As of December 31, 2022, 1,856 shares of Common Stock have been issued in relation to vested restricted stock units and 62,492 restricted stock units are vested without shares of Common Stock being issued.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Year ended December 31,
Stock-based compensation for RSUs	2022	2021
General and administrative	$1,389,359	$11,463,870
Research and development	1,026,907	840,644
Total	$2,416,266	$12,304,514

As of the end of the fiscal years ended December 31, 2022 and 2021, there were 126,545 and 117,730 shares of common stock underlying outstanding restricted stock units, of which (i) 62,492 and 55,717 shares are underlying vested restricted stock units and issuable, subject to certain conditions for settlement, which includes either termination of employment with the Company or a change of control, and (ii) 64,053 and 62,013 shares are issuable upon the vesting of such restricted stock units, subject to achievement of vesting conditions, certain conditions of settlement which includes either termination of employment with the Company or a change of control, and further subject to the increase in the number of shares authorized for issuance of awards under the Long-Term Incentive Plan upon approval by the Company’s stockholders.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2022 and 2021:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2020	74,617	$102.50	5.2	$8,923,797
Issued	82,923	$210.00	—	$—
Assumed pursuant to acquisition of MagicMed	118,274	$65.50	—	$—
Exercised	(64,988)	$50.50	—	$—
Exchanged for common stock	(15,363)	$232.50	—	$—
Outstanding at December 31, 2021	195,463	$131.00	3.4	$801,024
Issued	1,227,500	$10.31	—	$—
Exercised	(767,500)	$—	—	$—
Exchanged for common stock	—	$—	—	$—
Outstanding at December 31, 2022	655,463	$58.36	3.6	$5,514

Exercisable at December 31, 2022	655,463	$58.36	3.6	$5,514

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

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 and July 2022 public offerings, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

During the year ended December 31, 2021, warrants exchanged for Common Stock consisted of an aggregate of 4,434 shares of Common Stock being issued in exchange for an aggregate of 2,188 warrants issued by Ameri and containing put rights that were exercised by the Holder and an aggregate of 19,464 shares of Common Stock being issued in exchange for an aggregate of 13,176 warrants containing certain terms wherein management determined it to be beneficial to the Company to exchange Common Shares for these warrants.

The aggregate of 4,434 Common Shares issued in exchange for the aggregate of 2,188 warrants issued by Ameri and containing put rights were issued in lieu of cash payments, in accordance with the terms of the put rights contained in the warrants.

The aggregate of 19,464 shares of common stock issued in exchange for certain outstanding warrants to purchase an aggregate of 13,176 shares of the Company’s common stock at an exercise price of $233.00 were issued pursuant to exchange agreements with the holders of such warrants. The Company believes that these exchanges are beneficial to the Company because the reacquired warrants contained provisions that required the Company to repurchase the warrants for cash at the holder’s option and/or “full ratchet” anti-dilution adjustments that may result in a reduction in the exercise price of such warrants and an increase in the number of shares issuable upon exercise thereof under certain circumstances. The Company has cancelled all of the warrants reacquired in such exchanges and they will not be reissued. In connection with this exchange, the Company recognized $826,577 in inducement expense related to the increase in fair value of the new awards over the old awards, which is included in other expenses on the Company’s consolidated statement of operations and comprehensive loss.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes information about investment options outstanding at December 31, 2022 (there were no investment options issued for the year ended December 31, 2021):

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	1,070,000	$7.93	—	—
Outstanding at December 31, 2022	1,070,000	$7.93	5.1	$—

Exercisable at December 31, 2022	1,070,000	$7.93	5.1	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. REDEEMABLE NON-CONTROLLING INTEREST

Spin-Off and Related Private Placement

In connection with the planned Spin-Off, on May 5, 2022, Akos and the Company entered into the Akos Purchase Agreement with the Akos Investor, pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos Series A Preferred Stock, at price of $1,000 per share, and Akos Warrants to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000. The Akos Purchase Agreement is guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 will be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in RNCI (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Akos Private Placement. Pursuant to the Akos Purchase Agreement, Akos has agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement shall be paid to Palladium in the form of convertible preferred stock and warrants on similar terms to the securities issued in the Akos Private Placement. As of December 31, 2022, there have been no accruals recorded for the fees or warrants since the closing of the spin-off is not probable. Palladium is also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Akos Series A Preferred Stock

Since the shares of Akos Series A Preferred Stock are redeemable at the option of the holder and the redemption is not solely in the control of the Company, the shares of Akos Series A Preferred Stock are accounted for as a redeemable non-controlling interest and classified within temporary equity in the Company’s consolidated balance sheets. The redeemable non-controlling interest was initially measured at fair value. Dividends on the shares of Akos Series A Preferred Stock are recognized as preferred dividends attributable to redeemable non-controlling interest in the Company’s consolidated statement of operations and comprehensive loss.

The table below presents the reconciliation of changes in redeemable non-controlling interest:

Balance at December 31, 2021	$—
Redeemable non-controlling interest, net of initial value embedded derivative of $402,000 and net of issuance costs of $41,962	556,038
Preferred dividends attributable to redeemable non-controlling interest	33,014
Accretion of embedded derivative and transaction costs associated with Series A Preferred Stock	295,976
Balance at December 31, 2022	$885,028

As of December 31, 2022, the redemption value of the redeemable non-controlling interest is $1,000,000 plus cumulative dividends which accrue at the rate of 5% annually, or approximately $1,033,000. The Company has guaranteed this redemption on behalf of Akos.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2022, the Tikun Olam License was formally terminated by mutual agreement between the Company and Tikun Olam.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 1 and 12 months. These agreements, in aggregate, commit the Company to approximately $0.4 million in future cash payments.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease assets and liabilities are classified as follows on the consolidated balance sheet:

Lease	Classification	As of December 31, 2022	As of December 31, 2021
Assets
Operating	Right of use operating lease asset, net	$63,817	$176,304
Total leased assets		$63,817	$176,304

Liabilities
Current
Operating	Current portion of right-of-use operating lease obligation	$63,820	$107,442

Long-term
Operating	Non-current portion of right-of-use operating lease obligation	—	68,861
Total lease liabilities		$63,820	$176,303

Rent expense is recorded on the straight-line basis. Rent expense under the LSIH Lease for the years ended December 31, 2022 and 2021 was $120,667 and $30,586, respectively. Rent expense is recorded in research and development costs on the consolidated statements of operations and comprehensive loss.

The table below shows the future minimum rental payments, exclusive of taxes, insurance, and other costs, under the LSIH Lease:

Years ending December 31,	Amount
2023	$64,235
Total future minimum lease payments	64,235
Less: present value adjustment	(415)
Present value of lease payments	$63,820

The weighted-average remaining lease term and the weighted-average discount rate of the lease was as follows:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Remaining lease term (years)
Operating leases	0.6	1.6

Discount rate
Operating leases	12.0%	12.0%

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. INCOME TAXES

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2022	2021
United States	$(7,251,228)	$(15,420,364)
Foreign	(12,706,165)	(41,011,337)
Total	$(19,957,393)	$(56,431,701)

For the years ended December 31, 2022 and 2021, the Company recorded an income tax benefit of $1,486,060 and $7,454,805, respectively. The income tax benefit is as follows:

	December 31,
	2022	2021
Deferred tax benefit - United States	$—	$—
Deferred tax benefit - Foreign	1,486,060	7,454,805
Total income tax benefit	$1,486,060	$7,454,805

The Company’s deferred tax assets and deferred tax liabilities consist of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$8,927,330	$5,509,522
Stock-based compensation	1,348,928	858,791
Accrued bonus	—	121,051
Research and development capitalized expenses	614,041	—
Intangible amortization	54,141	23,204
Other	33,453	35,456
Less valuation allowances	(10,977,893)	(6,548,024)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Indefinite lived intangible assets	—	(1,607,122)
Net deferred tax liabilities	$—	$(1,607,122)

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2022	2021
Federal	$18,349,753	$9,411,533
State	$16,892,754	$8,664,242
Foreign	$16,377,435	$11,911,845

The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. As of December 31, 2022, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of $18,349,753 of $16,892,754, respectively, which can be carried forward indefinitely. In addition, the Company has Canadian net operating loss carryforwards of $16,377,435 which will begin to expire in 2030.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2022	2021
Federal income tax at the statutory rate	(21.0)%	(21.0)%
State income tax rate (net of federal)	(2.6)%	(1.0)%
Foreign tax rate differential	(3.1)%	(4.0)%
Intangible asset impairment	—%	4.3%
Non-deductive expenses	(4.0)%	1.4%
Change in valuation allowance	23.3%	7.0%
Effective income tax rate	(7.4)%	(13.3)%

On September 16, 2021, the Company acquired MagicMed. In connection with the acquisition, the Company recorded intangible assets from IPR&D valued at $35,500,000, which would be tested for impairment for book purposes, but without a tax basis, creating a deferred tax liability of $9,061,927. The deferred tax liability decreased to $1,607,122 due to an impairment on intangible asset of $29,048,164 and an impairment of goodwill of $8,225,862 for the year ended December 31, 2021. The deferred tax liability decreased to $— due to an impairment on goodwill and intangible assets of $7,453,662 for the year ended December 31, 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $4,429,869 and $5,207,872 during the years ended December 31, 2022 and 2021, respectively.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Canadian perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. As of March 30, 2023, the Company has not filed tax returns for the fiscal years 2022 and 2021.

Section 382

The utilization of the Company’s net operating losses may be subject to a substantial limitation in the event of any significant future changes in its ownership structure under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

Section 174

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize US expenses over five years and foreign expense over fifteen years pursuant to IRC Section 174. The Company has estimated and capitalized gross $2,684,319 of research and development expenditures that will be amortized primarily over five years. This did not have a material impact on the Company’s tax liability for the year ended December 31, 2022. The Company will continue to evaluate the impact of these tax law changes on the current and future periods.

Inflation Reduction Act

On August 16, 2022, President Joe Biden signed the Inflation Reduction Act of 2022 (the “Act”) into law. The Act includes a new 15% corporate minimum tax and a 1% excise tax on the value of corporate stock repurchases, net of new share issuances, after December 31, 2022. The Company does not expect these provisions to have a material impact on the Company’s consolidated financial position; however, the Company will continue to evaluate their impact as further information becomes available.

NOTE 11. SUBSEQUENT EVENTS

Australian Subsidiary

On March 21, 2023, the Company established Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”), an Australia-based subsidiary, to support the Company’s plans to advance its EVM201 Series towards the clinic. Enveric Therapeutics will oversee the Company’s preclinical, clinical, and regulatory activities in Australia, including ongoing interactions with the local Human Research Ethics Committees (HREC) and the Therapeutic Goods Administration (TGA), Australia’s regulatory authority.

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. The Phase 1 clinical trial is expected to initiate in the fourth quarter of 2023. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $1,500,000 as of the contract date of March 23, 2023.

