Form 10-Q
period 2023-03-31
Enveric Biosciences, Inc.
filed 2023-05-15
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

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

As of May 12, 2023, there were 2,078,271 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$12,561,813	$17,723,884
Prepaid expenses and other current assets	2,277,187	708,053
Total current assets	14,839,000	18,431,937

Other assets:
Property and equipment, net	638,935	677,485
Right-of-use operating lease asset	37,041	63,817
Intangible assets, net	337,498	379,686
Total other assets	1,013,474	1,120,988
Total assets	$15,852,474	$19,552,925

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,792,959	$463,275
Accrued liabilities	1,028,182	1,705,655
Current portion of right-of-use operating lease obligation	37,044	63,820
Investment option liability	731,503	851,008
Warrant liability	134,558	185,215
Derivative liability	714,000	727,000
Total current liabilities	$4,438,246	$3,995,973

Commitments and contingencies (Note 8)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Redeemable non-controlling interest	1,008,348	885,028
Total mezzanine equity	1,008,348	885,028

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,078,271 shares issued and outstanding as of March 31, 2023 and December 31, 2022	20,782	20,782
Additional paid-in capital	94,805,177	94,395,662
Accumulated deficit	(83,885,313)	(79,207,786)
Accumulated other comprehensive loss	(534,766)	(536,734)
Total shareholders’ equity	10,405,880	14,671,924
Total liabilities, mezzanine equity, and shareholders’ equity	$15,852,474	$19,552,925

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative	$2,784,191	$2,767,866
Research and development	1,990,001	1,958,714
Depreciation and amortization	86,486	69,265
Total operating expenses	4,860,678	4,795,845

Loss from operations	(4,860,678)	(4,795,845)

Other income (expense)
Change in fair value of warrant liabilities	50,657	275,969
Change in fair value of investment option liability	119,505	—
Change in fair value of derivative liability	13,000	—
Interest expense	(11)	(4,138)
Total other income	183,151	271,831

Net loss	(4,677,527)	(4,524,014)
Less preferred dividends attributable to non-controlling interest	12,329	—
Less deemed dividends attributable to accretion of embedded derivative at redemption value	110,991	—
Net loss attributable to shareholders	(4,800,847)	(4,524,014)

Other comprehensive loss
Foreign currency translation	1,968	88,709

Comprehensive loss	$(4,798,879)	$(4,435,305)

Net loss per share - basic and diluted	$(2.31)	$(5.34)

Weighted average shares outstanding, basic and diluted	2,078,271	847,136

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

	Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924
Stock-based compensation	—	—	—	—	—	532,835	—	—	532,835
Preferred dividends attributable to redeemable non-controlling interest	—	12,329	12,329	—	—	(12,329)	—	—	(12,329)
Accretion of embedded derivative to redemption value	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Foreign exchange translation gain	—	—	—	—	—	—	—	1,968	1,968
Net loss	—	—	—	—	—	—	(4,677,527)	—	(4,677,527)
Balance at March 31, 2023	1,000	$1,008,348	$1,008,348	2,078,271	$20,782	$94,805,177	$(83,885,313)	$(534,766)	$10,405,880

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering	400,000	4,000	5,798,464	—	—	5,802,464
Stock-based compensation	—	—	768,619	—	—	768,619
Conversion of RSUs into common shares	899	9	(9)	—	—	—
Foreign exchange translation gain	—	—	—	—	88,709	88,709
Net loss	—	—	—	(4,524,014)	—	(4,524,014)
Balance at March 31, 2022	1,052,820	$10,528	$89,633,730	$(65,260,467)	$57,907	$24,441,698

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(4,677,527)	$(4,524,014)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(50,657)	(275,969)
Change in fair value of investment option liability	(119,505)	—
Change in fair value of derivative liability	(13,000)	—
Stock-based compensation	532,835	768,619
Amortization of right-of-use asset	26,847	34,455
Amortization of intangible assets	42,188	42,188
Depreciation expense	44,298	27,077
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,549,354)	(588,975)
Accounts payable and accrued liabilities	653,712	6,021
Right-of-use operating lease liability	(26,846)	(38,343)
Net cash used in operating activities	(5,137,009)	(4,548,941)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,169)	(505,507)
Net cash used in investing activities	(5,169)	(505,507)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, warrants, and investment options, net of offering costs	—	9,397,884
Net cash provided by financing activities	—	9,397,884

Effect of foreign exchange rate on cash	(19,893)	(4,900)

Net (decrease) increase in cash	(5,162,071)	4,338,536
Cash at beginning of period	17,723,884	17,355,999
Cash at end of period	$12,561,813	$21,694,535

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$11	$4,138
Income taxes paid	$—	$—
Warrants issued in conjunction with common stock issuance	$—	$3,595,420
Preferred dividends attributable to redeemable non-controlling interest	$12,329	$—
Accretion of embedded derivative to redemption value	$110,991	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric Biosciences, Inc.” “Enveric” or the “Company”) is a pharmaceutical company developing innovative, evidence-based cannabinoid medicines. The head office of the Company is located in Naples, Florida. The Company has the following wholly owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Ltd. (“HoldCo”), MagicMed Industries, Inc. (“MagicMed”), Enveric Canada, and Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”). The Company has an Amalgamation Agreement (“Amalgamation Agreement”) and tender agreement (“Tender Agreement”) with Jay Pharma, which was entered into in prior years.

MagicMed Industries develops and commercializes psychedelic-derived pharmaceutical candidates. MagicMed’s psychedelic derivatives library, the Psybrary™, is an essential building block from which the industry can develop new patented products. The initial focus of the Psybrary™ is on psilocybin and DMT derivatives, and it is then expected to be expanded to other psychedelics.

Following the Company’s amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), the Company has continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which the Company believes will help to identify and develop the right drug candidates needed to address mental health challenges, including cancer-related distress. The Company synthesizes novel versions of classic psychedelics, such as psilocybin, N-dimethyltryptamine (DMT), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ the Company has three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company is working to add novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) on a regular basis through its work at Enveric Labs in Calgary, Alberta, Canada, where the Company has a team of PhD scientists with expertise in synthetic biology and chemistry. To date the Company has created over 500 molecules that are housed in the Psybrary.

The Company screens newly synthesized molecules in the Psybrary™ through PsyAI™, a proprietary artificial intelligence (AI) tool. Leveraging AI systems is expected to reduce the time and cost of pre-clinical, clinical, and commercial development. The Company believes it streamlines pharmaceutical design by predicting ideal binding structures of molecules, manufacturing capabilities, and pharmacological effects to help determine ideal drug candidates, tailored to each indication. Each of these molecules that the Company believes are patentable can then be further screened to see how changes to its makeup alter its effects in order to synthesize additional new molecules. New compounds of sufficient purity are undergoing pharmacological screening, including non-clinical (receptors/cell lines), preclinical (animal), and ultimately clinical (human) evaluations. The Company intends to utilize the Psybrary™ and the AI tool to categorize and characterize the Psybrary™ substituents to focus on bringing more psychedelics-inspired molecules from discovery to the clinical phase.

Akos Spin-Off

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc. (formerly known as Acanna Therapeutics, Inc.), a majority-owned subsidiary of the Company (hereafter referred to as “Akos”), which was incorporated on April 13, 2022, by way of dividend to Enveric shareholders (the “Spin-Off”). The Spin-Off was subject to various conditions, including Akos meeting the qualifications for listing on the Nasdaq Stock Market, and if successful, would result in two standalone public companies. The new company resulting from the Spin-Off will be referred to as Akos. As of May 5, 2023, since the Spin-Off has not occurred, the holders of the Akos Series A Preferred Stock have the right, but not the obligation, to cause Akos to purchase all or a portion of the Akos Series A Preferred Stock. As of May 12, 2023, the holders of the Akos Series A Preferred Stock have exercised this right to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total of approximately $1,050,000. The Company has 20 days following the receipt of the Put Exercise Notice (the “Put Exercise Notice”) to make the payment. See Notes 7 and 9.

Reverse Stock Split

On July 14, 2022, the Company effected a 1-for-50 reverse stock split. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.

Australian Subsidiary

On March 21, 2023, the Company established Enveric Therapeutics, an Australia-based subsidiary, to support the Company’s plans to advance its EVM201 Series towards the clinic. Enveric Therapeutics will oversee the Company’s preclinical, clinical, and regulatory activities in Australia, including ongoing interactions with the local Human Research Ethics Committees (HREC) and the Therapeutic Goods Administration (TGA), Australia’s regulatory authority.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $83,885,313 as of March 31, 2023, and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $5,137,009 for the three months ended March 31, 2023. For the three months ended March 31, 2023, the Company had a loss from operations of $4,860,678. Since its inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At March 31, 2023, the Company had cash of $12,561,813 and working capital of $10,400,754. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include reducing the Company’s rate of spend, managing its cash flow, advancing its programs, and raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending, to increase the Company’s cash runway. See Note 9. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

The Company’s material cash requirements consist of working capital to fund capital expenditures incurred at their research facility in Calgary and their operations, which consist primarily of, without limitation, employee related expenses, product development activities conducted by third parties, research materials and lab supplies, facility related expenses including rent and maintenance, costs associated with preclinical studies, patent related costs, costs of regulatory and public company compliance, insurance costs, audit costs, consultants and legal fees. Additionally, the Company currently utilizes third-party contract CROs to assist with clinical development activities. If the Company obtains regulatory approval for any of their product candidates, they expect to incur significant expenses to engage third-party contract CMOs to carry out their clinical manufacturing activities as they do not yet have a commercial organization, and incur significant expenses related to developing their internal commercialization capability to support product sales, marketing and distribution. The Company’s current working capital resources are not sufficient to fund these material cash requirements for the next twelve months.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company expects to record a charge of approximately $500,000 in severance and benefits. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the second quarter of 2023. The estimated costs that the Company expects to incur in connection with the cost reduction plan are subject to a number of assumptions, and actual results may differ significantly from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction plan. The reduction in force may take longer than anticipated and the reduction in force may have an adverse impact on the Company’s performance. The plan includes a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. The Company expects to substantially complete the reduction in force by the end of the second quarter of 2023.

Inflation Risks

The Company considers the current inflationary trend existing in the North American economic environment reasonably likely to have a material unfavorable impact on results of continuing operations. Higher rates of price inflation, as compared to recent prior levels of price inflation, have caused a general increase in the cost of labor and materials. In addition, there is an increased risk of the Company experiencing labor shortages due to a potential inability to attract and retain human resources due to increased labor costs resulting from the current inflationary environment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2022. There were no significant changes to these accounting policies during the three months ended March 31, 2023.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of stock-based compensation, accruals associated with third party providers supporting research and development efforts, and estimated fair values of long lived assets used to record impairment charges related to intangible assets. Actual results could differ from those estimates.

Foreign Currency Translation

From inception through March 31, 2023, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended March 31, 2023 and March 31, 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company translates the assets and liabilities of its Canadian subsidiaries and Australian subsidiary into the U.S. dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as foreign currency translation gain (loss), which is included in the condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive income (loss).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive income (loss) as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and Australia and $100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2023, the Company had greater than $250,000 at US financial institutions.

Warrant Liability and Investment Options

The Company evaluates all of its financial instruments, including issued stock purchase warrants and investment options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants and investment options for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the unaudited condensed consolidated balance sheets. The Company accounts for common stock warrants and investment options with put options as liabilities under ASC 480. Such warrants and investment options are subject to remeasurement at each unaudited condensed consolidated balance sheet date and any change in fair value is recognized as a component of other expense on the unaudited condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of such common stock warrants and investment options. At that time, the portion of the warrant liability and investment options related to such common stock warrants will be reclassified to additional paid-in capital.

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

Income Taxes

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state, and Canadian perspective, the years that remain open to examination are consistent with each jurisdiction’s statute of limitations.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2023, and 2022 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three months ended March 31, 2023, and 2022 because the effect of their inclusion would have been anti-dilutive.

	For the three months ended March 31,
	2023	2022
Warrants to purchase shares of common stock	655,463	655,376
Restricted stock units - vested and unissued	65,312	55,717
Restricted stock units – unvested	87,733	95,863
Restricted stock awards - vested and unissued	708	843
Restricted stock awards – unvested	—	130
Investment options to purchase shares of common stock	1,070,000	—
Options to purchase shares of common stock	47,954	22,829
Total potentially dilutive securities	1,927,170	830,758

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

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of March 31, 2023, and December 31, 2022 because of their short-term nature.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of March 31, 2023, and December 31, 2022, and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities, derivative liability, and investment options:

	Level	March 31, 2023	December 31, 2022
Warrant liabilities - January 2021 Warrants	3	$12	$81
Warrant liabilities - February 2021 Warrants	3	34	79
Warrant liabilities - February 2022 Warrants	3	134,512	185,055
Fair value of warrant liability		$134,558	$185,215

	Level	March 31, 2023	December 31, 2022
Derivative liability - May 2022	3	$714,000	$727,000
Fair value of derivative liability		$714,000	$727,000

	Level	March 31, 2023	December 31, 2022
Wainwright investment options	3	$38,087	$44,904
RD investment options	3	260,031	302,289
PIPE investment options	3	433,385	503,815
Fair value of investment option liability		$731,503	$851,008

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities, derivative liability, and investment options that are classified as Level 3:

Total Warrant Liabilities
Fair value as of December 31, 2022	$185,215
Change in fair value	(50,657)
Fair value as of March 31, 2023	$134,558

Total Derivative Liability
Fair value as of December 31, 2022	$727,000
Change in fair value	(13,000)
Fair value of derivative liability as of March 31, 2023	$714,000

Total Investment Option Liability
Fair value as of December 31, 2022	$851,008
Change in fair value	(119,505)
Fair value of investment option liability as of March 31, 2023	$731,503

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of March 31, 2023 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants	February 2022 Post-Modification Warrants
Term (years)	2.8	2.9	3.9	4.8
Stock price	$1.66	$1.66	$1.66	$1.66
Exercise price	$247.50	$245.00	$27.50	$7.78
Dividend yield	—%	—%	—%	—%
Expected volatility	77.0%	81.0%	80.0%	88.0%
Risk free interest rate	3.90%	3.80%	3.70%	3.60%

Number of warrants	36,429	34,281	338,000	122,000
Value (per share)	$0.00	$0.00	$0.15	$0.69

The key inputs into the Weighted Expected Return valuation model for the Level 3 valuations of the derivative liability as of March 31, 2023, are below:

May 2022 Derivative Liability
Principal	$1,000,000
Dividend rate	5.0%
Market rate	5.9%

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of March 31, 2023 are below:

	Wainwright Options	RD Options	PIPE Options
Term (years)	4.3	4.8	4.8
Stock price	$1.66	$1.66	$1.66
Exercise price	$10.00	$7.78	$7.78
Dividend yield	—%	—%	—%
Expected volatility	88.0%	88.0%	88.0%
Risk free interest rate	3.70%	3.60%	3.60%

Number of investment options	70,000	375,000	625,000
Value (per share)	$0.54	$0.69	$0.69

Redeemable Non-controlling Interest

In connection with the issuance of Akos Series A Preferred Stock, the Akos Purchase Agreement and certificate of designation contain a put right guaranteed by the Company as defined in Note 7. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable non-controlling interests and classified them in mezzanine equity within its unaudited condensed consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument by accreting the embedded derivative at each reporting period over 12 months.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2023, and has determined that the adoption of this guidance had no impact on its condensed consolidated financial statements.

NOTE 3. INTANGIBLE ASSETS

As of March 31, 2023, the Company’s intangible assets consisted of:

Definite lived intangible assets
Balance at December 31, 2022	$379,686
Amortization	(42,188)
Balance at March 31, 2023	$337,498

For identified definite lived intangible assets, there was no impairment expense during the three months ended March 31, 2023 and 2022. For identified definite lived intangible assets, amortization expense amounted to $42,188 during the three months ended March 31, 2023 and 2022.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc (“EBCI”), with all amounts translated into U.S. dollars:

	March 31, 2023	December 31, 2022
Lab equipment	$834,274	$831,123
Computer equipment and leasehold improvements	27,734	25,137

Less: Accumulated depreciation	(223,073)	(178,775)
Property and equipment, net of accumulated depreciation	$638,935	$677,485

Depreciation expense was $44,298 and $27,077 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 5. ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022, the accrued liabilities of the Company consisted of the following:

	March 31, 2023	December 31, 2022
Product development	$147,968	$195,104
Accrued salaries and wages	397,912	1,175,963
Professional fees	246,976	83,255
Accrued franchise taxes	217,326	—
Patent costs	18,000	251,333
Total accrued expenses	$1,028,182	$1,705,655

NOTE 6. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of March 31, 2023, 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock were authorized under the Company’s articles of incorporation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the Company’s incentive plan for the three months ended March 31, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	48,329	$37.05	$44.82	4.1	$—
Forfeited	(375)	$3.07	$2.58	—	—
Outstanding at March 31, 2023	47,954	$37.29	$49.79	3.9	$—

Exercisable at March 31, 2023	26,901	$58.37	$78.21	2.7	$—

The Company’s stock based compensation expense, recorded within general and administrative expense in the condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended March 31, 2023, and 2022 was $48,086 and $36,989, respectively. As of March 31, 2023, the Company had $192,764 in unamortized stock option expense, which will be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

For the three months ended March 31, 2023, and 2022, the Company recorded $0 and $11,863, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of March 31, 2023, there were no unamortized stock-based compensation costs related to restricted share awards. There are 708  vested and unissued shares of restricted stock awards as of March 31, 2023.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the three months ended March 31, 2023:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2022	64,053	$92.57
Granted	26,500	$1.88
Vested	(2,820)	$33.65
Non-vested at March 31, 2023	87,733	$67.07

For the three months ended March 31, 2023, and 2022, the Company recorded $484,749 and $719,767 respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss.

As of March 31, 2023, the Company had unamortized stock-based compensation costs related to restricted stock units of $2,790,640 which will be recognized over a weighted average period of 2.6 years and unamortized stock-based costs related to restricted stock units which will be recognized upon achievement of specified milestones.

As of March 31, 2023, 65,312 restricted stock units are vested without shares of common stock being issued, with 1,313 of these shares due as of March 31, 2023.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended March 31,
Stock-based compensation for RSUs	2023	2022
General and administrative	$252,315	$358,818
Research and development	232,434	360,949
Total	$484,749	$719,767

Warrants

The following table summarizes information about shares issuable under warrants outstanding on March 31, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2022	655,463	$58.36	3.6	$5,514
Outstanding at March 31, 2023	655,463	$58.36	3.4	$—

Exercisable at March 31, 2023	655,463	$58.36	3.4	$—

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 and July 2022 public offerings, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

Preferred Investment Options

The following table summarizes information about investment options outstanding on March 31, 2023:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2022	1,070,000	$7.93	5.1	—
Outstanding at March 31, 2023	1,070,000	$7.93	4.9	$—

Exercisable at March 31, 2023	1,070,000	$7.93	4.9	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. REDEEMABLE NON-CONTROLLING INTEREST

Spin-Off and Related Private Placement

In connection with the planned Spin-Off, on May 5, 2022, Akos and the Company entered into the Akos Purchase Agreement with the Akos Investor, pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos Series A Preferred Stock, at price of $1,000 per share, and Akos Warrants to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000. The Akos Purchase Agreement is guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 will be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in RNCI (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Akos Private Placement. Pursuant to the Akos Purchase Agreement, Akos has agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement shall be paid to Palladium in the form of convertible preferred stock and warrants on similar terms to the securities issued in the Akos Private Placement. As of March 31, 2023, no accruals have been recorded for the fees or warrants since the closing of the spin-off is not probable. Palladium is also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock.

Terms of Akos Series A Preferred Stock

Under the Certificate of the Designations, Preferences, and Rights of Series A Convertible Preferred Stock of Akos (the “Akos Series A Preferred Certificate of Designations”), on or immediately prior to the completion of the spin-off of Akos into an independent, separately traded public company listed on the Nasdaq Stock Market, the outstanding Akos Series A Preferred Stock will be automatically converted into a number of shares of Akos Common Stock equal to 25% of the then issued and outstanding Akos Common Stock, subject to the Beneficial Ownership Limitation (as defined in the Akos Purchase Agreement). Cumulative dividends on each share of Akos Series A Preferred Stock accrue at the rate of 5% annually.

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

As of May 12, 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock have exercised this right to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total of approximately $1,050,000. The Company has 20 days following the receipt of the Put Exercise Notice to make the payment. See Note 9.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Akos Series A Preferred Stock

Since the shares of Akos Series A Preferred Stock are redeemable at the option of the holder and the redemption is not solely in the control of the Company, the shares of Akos Series A Preferred Stock are accounted for as a redeemable non-controlling interest and classified within mezzanine equity in the Company’s condensed consolidated balance sheets. The redeemable non-controlling interest was initially measured at fair value. Dividends on the shares of Akos Series A Preferred Stock are recognized as preferred dividends attributable to redeemable non-controlling interest in the Company’s condensed consolidated statement of operations and comprehensive loss.

The table below presents the reconciliation of changes in redeemable non-controlling interest:

Reconciliation of changes in redeemable non-controlling interest
Balance at December 31, 2022	$885,028
Preferred dividends attributable to redeemable non-controlling interest	12,329
Accretion of embedded derivative and transaction costs associated with Series A Preferred Stock to redemption value	110,991
Balance at March 31, 2023	$1,008,348

As of March 31, 2023, the redemption value of the redeemable non-controlling interest is $1,000,000 plus cumulative dividends which accrue at the rate of 5% annually, or approximately $1,045,000. The Company has guaranteed this redemption on behalf of Akos. See Note 9.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Australian Subsidiary

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 as of March 31, 2023.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 1 and 21 months. These agreements, in aggregate, commit the Company to approximately $1.9 million in future cash payments. Excluded from these future cash payments is approximately $1.1 million due to Avance Clinical Pty Ltd recorded in accounts payable as of March 31, 2023.

NOTE 9. SUBSEQUENT EVENTS

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised the Put Right requiring Akos to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total of approximately $1,050,000. The Company has 20 days following the receipt of the Put Exercise Notice to make the payment.

The Company, Akos, and the Akos Investor intend to terminate the Akos Purchase Agreement in connection with the planned Spin-Off and that certain registration rights agreement in connection with the Akos Private Placement.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company expects to record a charge of approximately $500,000 in severance and benefits. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the second quarter of 2023. The estimated costs that the Company expects to incur in connection with the cost reduction plan are subject to a number of assumptions, and actual results may differ significantly from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction plan. The reduction in force may take longer than anticipated and the reduction in force may have an adverse impact on the Company’s performance. The plan includes a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. The Company expects to substantially complete the reduction in force by the end of the second quarter of 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in the early stages of development and may not reach a particular stage in development, receive regulatory approval, or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;
●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;
●	the impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;

●	the limited study on the effects of medical cannabinoids and psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids or psychedelics;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;
●	our ability to establish or maintain collaborations on the development of therapeutic candidates;
●	our ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;
●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;
●	political, economic, and military instability in Israel which may impede our development programs;
●	our ability to successfully spin off our cannabinoid assets; and
●	our success at managing the risks involved in the foregoing
●	the risk of loss in excess of insurance limitations on funds help in U.S Banking Institutions

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the annual report on Form 10-K filed with the SEC on March 31, 2023. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

In developing our product candidates, we intend to focus on cannabinoids derived from non-hemp botanical sources, and synthetic materials containing no tetrahydrocannabinol (THC) in order to comply with U.S. federal regulations. Of the potential cannabinoids to be used in therapeutic formulations, THC, which is responsible for the psychoactive properties of marijuana, can result in undesirable mood effects. Selected cannabidiol (CBD) and cannabigerol (CBG) candidates, on the other hand, have amounts of THC well below 0.1% and are not psychotropic and therefore more attractive candidates for translation into therapeutic practice. Drugs with less than 0.1% THC have a history, when approved as drugs by FDA, of being able to be rescheduled by DEA from Schedule I to Schedule V, as in the case of Epidiolex and Marinol. In the future, we may utilize cannabinoids that are derived from cannabis plants, which may contain higher amounts of THC; however, we only intend to do so in jurisdictions where THC is legal. However, synthetic THC is a Schedule I controlled substance; so, the use of any APIs (Active Pharmaceutical Ingredients) containing synthetic THC (or naturally derived THC in concentrations greater than 0.3%) may increase regulatory scrutiny and require additional expenses and authorizations. All current and future product candidates that we are developing or may develop will be tested for safety and efficacy under an IND application and subject to the Food and Drug Administration (“FDA”) pre-market approval process for new drugs

While we continue to pursue the development of our cannabinoid-based product candidates, our principal focus is on the development of psychedelic-based treatments.

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets (the “Spin-Off”) to Akos Biosciences, Inc. (formerly known as Acanna Therapeutics, Inc.), a majority owned subsidiary of the Company (“Akos”). In connection with the Spin-Off, the Company would transfer its cannabinoid clinical development pipeline assets to Akos, while retaining its psychedelics clinical development pipeline assets. The Spin-Off was subject to various conditions, including Akos meeting the qualifications for listing on the Nasdaq Stock Market, and if successful, would result in two standalone public companies. The new company resulting from the Spin-Off will be referred to as Akos. As of May 5, 2023, since the Spin-Off has not occurred, the holders of the Akos Series A Preferred Stock have the right, but not the obligation, to cause Akos to purchase all or a portion of the Akos Series A Preferred Stock. As of May 12, 2023, the holders of the Akos Series A Preferred Stock have exercised this right to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total of approximately $1,050,000. The Company has 20 days following the receipt of the Put Exercise Notice (the “Put Exercise Notice”) to make the payment.

Recent Developments

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

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 as of March 31, 2023.

Reduction in Force

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company expects to record a charge of approximately $500,000 in severance and benefits. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the second quarter of 2023. The estimated costs that the Company expects to incur in connection with the cost reduction plan are subject to a number of assumptions, and actual results may differ significantly from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction plan. The reduction in force may take longer than anticipated and the reduction in force may have an adverse impact on the Company’s performance. The plan includes a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. The Company expects to substantially complete the reduction in force by the end of the second quarter of 2023.

Results of Operations

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative	2,784,191	$2,767,866
Research and development	1,990,001	1,958,714
Depreciation and amortization	86,486	69,265
Total operating expenses	4,860,678	4,795,845

Loss from operations	(4,860,678)	(4,795,845)

Other income (expense)
Change in fair value of warrant liabilities	50,657	275,969
Change in fair value of investment option liability	119,505	—
Change in fair value of derivative liability	13,000	—
Interest expense	(11)	(4,138)
Total other income	183,151	271,831

Net loss	$(4,677,527)	(4,524,014)

General and Administrative Expenses

Our general and administrative expenses increased to $2,784,191 for the three months ended March 31, 2023 from $2,767,866 for the three months ended March 31, 2022, an increase of $16,325, or 1%. This change was primarily driven by an increase of $301,934 in accounting fees, an increase of $296,736 in consulting fees, and an increase of $44,477 in audit fees, offset by a decrease of $264,350 in director and officer insurance, a decrease of $238,174 in salaries and wages, and a decrease of $106,503 in stock-based compensation during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Research and Development Expenses

Our research and development expense for the three months ended March 31, 2023 was $1,990,001 as compared to $1,958,714 for the three months ended March 31, 2022 with an increase of $31,287, or approximately 2%. This change was primarily driven by an increase of $268,033 in salaries and wages, offset by a decrease of $100,000 in patent costs and a decrease of $128,515 in stock-based compensation during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2023 was $86,486 as compared to $69,265 for the three months ended March 31, 2022, with an increase of $17,221, or approximately 25%. This increase is due to a significant number of fixed asset additions during the three months ended March 31, 2022 which only incurred partial depreciation, compared to a full three months’ of depreciation during the three months ended March 31, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2023 resulted in income of $50,657 as compared to $275,969 for the three months ended March 31, 2022. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The Company’s stock price was $1.66 as of March 31, 2023, $2.08 as of December 31, 2022, $15.62 as of March 31, 2022 and $46.50 as of December 31, 2021. The stock price of the Company decreased approximately 20% during the three months ended March 31, 2023 compared to a decrease of approximately 66% during the three months ended March 31, 2022. The significant percentage change in the Company’s stock price during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, resulted in the decrease to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability for the three months ended March 31, 2023 resulted in income of $119,505. The Company did not have any outstanding investment option liabilities during the three months ended March 31, 2022. The change in fair value is due to the significant decrease in the Company’s stock price for the three months ended March 31, 2023. The Company’s stock price was $2.08 on December 31, 2022 and $1.66 on March 31, 2023, a decrease of approximately 20% during that time.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability decreased by $13,000 for the three months ended March 31, 2023, due primarily to the decreased probability of occurrence of the Akos spin-off as of March 31, 2023 as compared to December 31, 2022.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $83,885,313 as of March 31, 2023 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $5,137,009 for the year ended March 31, 2023. For the three months ended March 31, 2023, the Company had a loss from operations of $4,860,678. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At March 31, 2023, the Company had cash of $12,561,813 and working capital of $10,400,754. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include reducing the Company’s rate of spend, managing its cash flow, advancing its programs, and raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending, to increase the Company’s cash runway. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements are issued. The Company’s condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company expects to record a charge of approximately $500,000 in severance and benefits. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the second quarter of 2023. The estimated costs that the Company expects to incur in connection with the cost reduction plan are subject to a number of assumptions, and actual results may differ significantly from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction plan. The reduction in force may take longer than anticipated and the reduction in force may have an adverse impact on the Company’s performance. The plan includes a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. The Company expects to substantially complete the reduction in force by the end of the second quarter of 2023.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following table sets forth a summary of cash flows for the years presented:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(5,137,009)	$(4,548,941)
Net cash used in investing activities	(5,169)	(505,507)
Net cash provided by financing activities	—	9,397,884
Effect of foreign exchange rate on cash	(19,893)	(4,900)
Net (decrease) increase in cash	$(5,162,071)	$4,338,536

Operating Activities

Net cash used in operating activities was $5,137,009 during the three months ended March 31, 2023, which consisted primarily of a net loss adjusted for non-cash items of $4,214,521 and an increase in prepaid expenses of $1,549,354, partially offset by an increase in accounts payable and accrued liabilities of $653,712.

Net cash used in operating activities was $4,548,941 during the three months ended March 31, 2022, which consisted primarily of a net loss of $4,524,014, increase in prepaid expenses and other current assets of $588,975, and a change in fair value of warrant liabilities of $275,969 offset by stock-based compensation of $768,619.

Investing Activities

Net cash used in investing activities was $5,169 during the three months ended March 31, 2023, which consisted of the purchase of property and equipment.

Net cash used in investing activities was $505,507 during the three months ended March 31, 2022, which consisted of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $0 during the three months ended March 31, 2023.

Net cash provided by financing activities was $9,397,884 during the three months ended March 31, 2022, which consisted of $9,397,884 in proceeds from the sale of common stock and warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s accounting policies are fundamental to understanding its management’s discussion and analysis. The Company’s significant accounting policies are presented in Note 2 to its financial statements for the year ended December 31, 2022, and included in the Annual Report on Form 10-K filed with the SEC on March 31, 2023. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From inception through March 31, 2023, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended March 31, 2023 and March 31, 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2023.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2023.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023, management had concluded that our internal control over financial reporting was not effective as of December 31, 2022, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

As of March 31, 2023, there were control deficiencies that constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

We may not realize the benefits we expect from our cost reduction plan or, as a result of the reduction in force, we may not be successful in attracting, motivating and retaining highly qualified personnel in the future.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company expects to record a charge of approximately $500,000 in severance and benefits. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the second quarter of 2023. The Company may not realize, in full or in part, the anticipated benefits and savings from its cost reduction plan, and it cannot guarantee that it will not have to undertake additional reductions in force or restructuring activities in the future. Furthermore, the cost reduction plan may be disruptive to the Company’s operations. For example, the cost reduction plan could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in the Company’s day-to-day operations and reduced employee morale.

The reduction in force could also harm the Company’s ability to attract, motivate and retain qualified personnel who are critical to its business in the future. Recruiting and retaining qualified employees, consultants and advisors for the Company’s business is and will continue to be critical to its success. Competition for skilled personnel is intense and the turnover rate can be high. Any failure to attract or retain qualified personnel could prevent the Company from successfully developing the Company’s product candidates in the future.

Our reprioritization and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

The Company may incur additional expenses not currently contemplated due to events associated with the reduction in force entered into by the Company in May 2023, for example, the reduction in force may have a future impact on other areas of the Company’s liabilities and obligations. The Company may not realize, in full or in part, the anticipated benefits and savings from the reduction in force due to unforeseen difficulties, delays or unexpected costs. If the Company is unable to realize the expected operational efficiencies and cost savings from the reduction in force, the Company’s operating results and financial condition would be adversely affected. In addition, the Company may need to undertake restructuring activities or workforce reductions in the future. Furthermore, the Company’s initiatives to re-balance its cost structure, including the reduction in force, may be disruptive to the Company’s operations. If employees who were not affected by the reduction in force seek alternative employment, this could result in the Company seeking contractor support at unplanned additional expense or harm its productivity. Any disruption in the Company’s business as a result of the reduction in force could prevent the Company from successfully developing the Company’s product candidates in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock (the “Akos Investor”) exercised the Put Right requiring Akos to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total of approximately $1,050,000. The Company has 20 days following the receipt of the Put Exercise Notice to make the payment. In connection with the exercise of the Put Right, the Company, Akos, and the Akos Investor intend to terminate the Akos Purchase Agreement in connection with the planned Spin-Off and that certain registration rights agreement in connection with the Akos Private Placement. The Company has delivered that certain Termination of Prior Agreements and Mutual Release, a copy of which is attached hereto as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference, as notice of termination to Akos and the Akos Investor on May 12, 2023.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company expects to record a charge of approximately $500,000 in severance and benefits. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the second quarter of 2023. The estimated costs that the Company expects to incur in connection with the cost reduction plan are subject to a number of assumptions, and actual results may differ significantly from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the cost reduction plan. The reduction in force may take longer than anticipated and the reduction in force may have an adverse impact on the Company’s performance. The plan includes a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. The Company expects to substantially complete the reduction in force by the end of the second quarter of 2023.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.5	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
3.6	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.7	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
4.1	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.2	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.4	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.5	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.6	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)
4.7	Form of RD Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

4.8	Form of PIPE Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.9	Form of RD Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.10	Form of PIPE Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.11	Form of Wainwright Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.1#	Employment Agreement between Kevin Coveney and the Company, effective March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2023)
10.2***	Form of Termination of Prior Agreements and Mutual Release***
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32**	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
99.1	Press release dated May 15, 2023
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
***

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC

May 15, 2023	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

