Form 10-K/A
period 2022-12-31
Enveric Biosciences, Inc.
filed 2023-06-09
CIK 890821

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

None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) amends the Annual Report of Enveric Biosciences, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “Original Filing”). This Amendment is being filed solely to amend the reports of the Company’s independent registered public accounting firms included in the Original Filing with respect to the audited consolidated financial statements of the Company for the years ended December 31, 2022 and 2021, which inadvertently omitted which independent registered public accounting firm audited the adjustments made to the audited consolidated financial statements of the Company for the fiscal year ended December 31, 2021, to reflect the 1-for-50 reverse stock split of the shares of the Company’s common stock, which was effected on July 14, 2022.

In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Accordingly, this Amendment consists of a cover page, this Explanatory Note, a revised Part II, Item 8, an updated Exhibit Index, new consents of the Company’s independent registered public accounting firms and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not modify, amend or update in any way the financial statements and other disclosures set forth in the Original Filing and there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. In addition, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and any such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-K

1

PART II

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

(3) Exhibits:

See “Index to Exhibits” for a description of our exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.4	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.5	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)

3.6	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.7	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023)
4.2	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.4	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.6	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.7	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)
4.8	Form of RD Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.9	Form of PIPE Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.10	Form of RD Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.11	Form of PIPE Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.12	Form of Wainwright Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.1#	Employment Agreement between Kevin Coveney and the Company, effective March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2023)
10.2	Form of Securities Purchase Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.3	Certificate of the Designations, Preferences and Rights of Akos Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.4	Form of Registration Rights Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.5	Form of Warrant (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.6	Form of Warrant Amendment (in connection with the July 2022 Offerings) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.7	First Amendment to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
10.8	Form of Warrant Amendment (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

10.9	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.10	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.11	Form of Registration Rights Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.12	Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.13	Amendment No. 1 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.14	Amendment No. 2 to Assignment and Assumption Agreement (Non-U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and Tikun Olam IP Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.15	Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated January 10, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.16	Amendment No. 1 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated August 12, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.17	Amendment No. 2 to Assignment and Assumption Agreement (U.S. GVHD Sublicense and Skincare), dated October 2, 2020, by and among Tikkun Pharma, Inc., Jay Pharma Inc. and TO Pharmaceuticals USA LLC (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.18	License Agreement, dated January 10, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.19	Amendment No. 1 to License Agreement, dated August 12, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.20	Amendment No. 2 to License Agreement, dated October 2, 2020, by and among Tikun Olam LLC, Tikun Olam Hemp LLC and Jay Pharma Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
10.21#	Employment Agreement, dated January 10, 2020, by and between the Company and David Johnson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.22#	Employment Agreement, dated December 2, 2020, by and between the Company and Avani Kanubaddi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.23#	Employment Agreement, dated December 22, 2020, by and between the Company and Robert Wilkins (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.24#	Consulting Agreement, dated December 29, 2020, by and between the Company and Barry Kostiner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.25	Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

10.26	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.27	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.28	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.29	Letter Agreement, dated January 11, 2021, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.30	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.31	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.32	Development and Clinical Supply Agreement, between the Company and PureForm Global, Inc., dated February 22, 2021 (incorporated by reference to Exhibit 10.5 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.33	Exclusive License Agreement, between the Company and Diverse Biotech, Inc., dated March 5, 2021 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.34#	Employment Agreement between Carter J. Ward and the Company, effective May 15, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 12, 2021)
10.35	Form of Voting and Support Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex B-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.36	Form of Voting Agreement, dated as of May 24, 2021, by and among MagicMed Industries Inc. and certain shareholders of Enveric Biosciences, Inc. named therein (incorporated by reference to Annex B-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.37	Form of Lock-Up Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.38	Form of Lock-Up/Leak-Out Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 3, 2021)
10.39#	Employment Agreement between Joseph Tucker and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.40#	Employment Agreement between Peter Facchini and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.41#	Employment Agreement between Jillian Hagel and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.42	MagicMed Stock Option Plan, as amended September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
16.1	Letter dated January 6, 2021 from Ram Associates, CPA to the Securities and Exchange Commission. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2021)
16.2	Letter of Marcum LLP to the Securities and Exchange Commission, dated June 29, 2021. (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2021)
21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023)
23.1	Consent of independent registered public accountant – Marcum LLP relating to the Original Filing (previously filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)
23.2	Consent of independent registered public accountant – Friedman LLP relating to the Original Filing (previously filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)
23.3*	Consent of independent registered public accountant – Marcum LLP relating to this Annual Report on Form 10-K/A
23.4*	Consent of independent registered public accountant – Friedman LLP relating to this Annual Report on Form 10-K/A
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer relating to the Original Filing (previously filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer relating to the Original Filing (previously filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)
31.3*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer relating to this Annual Report on Form 10-K/A
31.4*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer relating to this Annual Report on Form 10-K/A
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer relating to the Original Filing (previously furnished with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023)
32.2**	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer relating to this Annual Report on Form 10-K/A
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC.

June 8, 2023	By:	/s/ Joseph Tucker
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

We also audited adjustments to the 2021 financial statements to retroactively apply the effects of the reverse stock split as described in Note 1. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2021 financial statements other than with respect to the reverse stock split adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements as a whole.

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

We were not engaged to audit, review or apply any procedures to retroactively apply the effects of the reverse stock split described in Note 1, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

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

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

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

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

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

