Form 10-Q
period 2023-06-30
Enveric Biosciences, Inc.
filed 2023-08-11
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2023

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

As of August 9, 2023, there were 2,147,906 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022	2
	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
	Signatures	30

1

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31,2022
	(unaudited)
ASSETS
Current assets:
Cash	$7,081,408	$17,723,884
Prepaid expenses and other current assets	1,818,611	708,053
Total current assets	8,900,019	18,431,937

Other assets:
Property and equipment, net	595,233	677,485
Right-of-use operating lease asset	9,607	63,817
Intangible assets, net	295,311	379,686
Total other assets	900,151	1,120,988
Total assets	$9,800,170	$19,552,925

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,234,490	$463,275
Accrued liabilities	1,499,476	1,705,655
Current portion of right-of-use operating lease obligation	9,611	63,820
Investment option liability	1,813,644	851,008
Warrant liability	368,379	185,215
Derivative liability	—	727,000
Total current liabilities	$4,925,600	$3,995,973

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Redeemable non-controlling interest	—	885,028
Total mezzanine equity	—	885,028

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,141,782 and 2,078,271 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	21,417	20,782
Additional paid-in capital	95,640,571	94,395,662
Accumulated deficit	(90,241,366)	(79,207,786)
Accumulated other comprehensive loss	(546,052)	(536,734)
Total shareholders’ equity	4,874,570	14,671,924
Total liabilities, mezzanine equity, and shareholders’ equity	$9,800,170	$19,552,925

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
General and administrative	$3,155,400	$2,501,206	$5,910,991	$5,269,072
Research and development	2,513,089	2,120,051	4,531,690	4,078,765
Depreciation and amortization	86,518	85,502	173,004	154,767
Total operating expenses	5,755,007	4,706,759	10,615,685	9,502,604

Loss from operations	(5,755,007)	(4,706,759)	(10,615,685)	(9,502,604)

Other income (expense)
Change in fair value of warrant liabilities	(233,821)	1,969,922	(183,164)	2,245,891
Change in fair value of investment option liability	(1,082,141)	—	(962,636)	—
Change in fair value of derivative liability	714,000	(53,000)	727,000	(53,000)
Interest income (expense)	916	(668)	905	(4,806)
Total other (expense) income	(601,046)	1,916,254	(417,895)	2,188,085

Net loss	(6,356,053)	(2,790,505)	(11,033,580)	(7,314,519)
Less preferred dividends attributable to non-controlling interest	6,712	7,808	19,041	7,808
Less deemed dividends attributable to accretion of embedded derivative at redemption value	36,997	73,994	147,988	73,994
Net loss attributable to shareholders	(6,399,762)	(2,872,307)	(11,200,609)	(7,396,321)

Other comprehensive loss
Foreign currency translation	(11,286)	(281,014)	(9,318)	(192,305)

Comprehensive loss	$(6,411,048)	$(3,153,321)	$(11,209,927)	$(7,588,626)

Net loss per share - basic and diluted	$(3.04)	$(2.73)	$(5.35)	$(7.78)

Weighted average shares outstanding, basic and diluted	2,107,583	1,053,760	2,093,008	951,193

See the accompanying notes to the unaudited condensed consolidated financial statements.

 ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924
Stock-based compensation	—	—	—	—	—	532,835	—	—	532,835
Preferred dividends attributable to redeemable non-controlling interest	—	12,329	12,329	—	—	(12,329)	—	—	(12,329)
Accretion of embedded derivative to redemption value	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Foreign exchange translation gain	—	—	—	—	—	—	—	1,968	1,968
Net loss	—	—	—	—	—	—	(4,677,527)	—	(4,677,527)
Balance at March 31, 2023	1,000	$1,008,348	$1,008,348	2,078,271	$20,782	$94,805,177	$(83,885,313)	$(534,766)	$10,405,880
Stock-based compensation	—	—	—	—	—	879,738	—	—	879,738
Preferred dividends attributable to redeemable	—	6,712	6,712	—	—	(6,712)	—	—	(6,712)
Accretion of embedded derivative to redemption value	—	36,997	36,997	—	—	(36,997)	—	—	(36,997)
Redemption of Series A preferred stock	(1,000)	(1,052,057)	(1,052,057)	—	—	—	—	—	—
Issuance of common shares in exchange for RSU conversions from the reduction in force	—	—	—	63,511	635	(635)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	(11,286)	(11,286)
Net loss	—	—	—	—	—	—	(6,356,053)	—	(6,356,053)
Balance at June 30, 2023	—	$—	$—	2,141,782	$21,417	$95,640,571	$(90,241,366)	$(546,052)	$4,874,570

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Series C Preferred Stock		Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	—	$—	—	$—	—	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering	—	—	—	—	—	400,000	4,000	5,798,464	—	—	5,802,464
Stock-based compensation	—	—	—	—	—	—	—	768,619	—	—	768,619
Conversion of RSUs into common shares	—	—	—	—	—	899	9	(9)	—	—	—
Foreign exchange translation gain	—	—	—	—	—	—	—	—	—	88,709	88,709
Net loss	—	—	—	—	—	—	—	—	(4,524,014)	—	(4,524,014)
Balance at March 31, 2022	—	$—	—	$—	$—	1,052,820	$10,528	$89,633,730	$(65,260,467)	$57,907	$24,441,698
Stock-based compensation	—	—	—	—	—	—	—	677,543	—	—	677,543
Redeemable non-controlling interest, net of $402,000	—	—	1,000	556,038	556,038	—	—	—	—	—	—
Issuance of redeemable non-controlling Series C	52,865	527	—	—	527	—	—	(527)	—	—	(527)
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	7,808	7,808	—	—	(7,808)	—	—	(7,808)
Accretion of embedded derivative to redemption	—	—	—	73,994	73,994	—	—	(73,994)	—	—	(73,994)
Conversion of RSAs into common shares	—	—	—	—	—	1,223	12	(12)	—	—	—
Foreign exchange translation gain	—	—	—	—	—	—	—	—	—	(281,014)	(281,014)
Net loss	—	—	—	—	—	—	—	—	(2,790,505)	—	(2,790,505)
Balance at June 30, 2022	52,865	$527	1,000	$637,840	$638,367	1,054,043	$10,540	$90,228,932	$(68,050,972)	$(223,107)	$21,965,393

See the accompanying notes to the unaudited condensed consolidated financial statements.

 ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(11,033,580)	$(7,314,519)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	183,164	(2,245,891)
Change in fair value of investment option liability	962,636	—
Change in fair value of derivative liability	(727,000)	53,000
Stock-based compensation	1,412,573	1,446,162
Amortization of right-of-use asset	54,703	68,910
Amortization of intangible assets	84,375	84,375
Depreciation expense	88,629	70,392
Gain on disposal of property and equipment	(4,212)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,111,913)	(1,031,979)
Accounts payable and accrued liabilities	542,397	(187,902)
Right-of-use operating lease liability	(54,702)	(76,686)
Net cash used in operating activities	(9,602,930)	(9,134,138)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,187)	(559,398)
Proceeds from disposal of property and equipment	16,872	—
Net cash used in investing activities	11,685	(559,398)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, warrants, and investment options, net of offering costs	—	9,397,884
Redemption of Series A Preferred Stock (see Note 8)	(1,052,057)	—
Proceeds from the sale of redeemable non-controlling interest, net of offering	—	958,038
Net cash (used in) provided by financing activities	(1,052,057)	10,355,922

Effect of foreign exchange rate on cash	826	(9,434)

Net (decrease) increase in cash	(10,642,476)	652,952
Cash at beginning of period	17,723,884	17,355,999
Cash at end of period	$7,081,408	$18,008,951

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$11	$4,806
Income taxes paid	$—	$—
Warrants issued in conjunction with common stock issuance	$—	$3,595,420
Issuance of embedded derivative	$—	$402,000
Issuance of redeemable non-controlling Series C preferred stock	$—	$527
Preferred dividends attributable to redeemable non-controlling interest	$19,041	$7,808
Accretion of embedded derivative to redemption value	$147,988	$73,994

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

MagicMed develops and commercializes psychedelic-derived pharmaceutical candidates. MagicMed’s Psychedelic Derivatives (as defined below) library, the Psybrary™, is an essential building block from which the industry can develop new patented products. The initial focus of the Psybrary™ is on psilocybin and N-dimethyltry (“DMT”) derivatives, and it is then expected to be expanded to other psychedelics.

Following the Company’s amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), the Company has continued to pursue the development of MagicMed’s proprietary Psychedelic Derivatives library, the Psybrary™ which the Company believes will help to identify and develop the right drug candidates needed to address mental health challenges, including cancer-related distress. The Company synthesizes novel versions of classic psychedelics, such as psilocybin, DMT, mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ the Company has three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company is working to add novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) on a regular basis through its work at the Company’s labs in Calgary, Alberta, Canada, where the Company has a team of PhD scientists with expertise in synthetic biology and chemistry. To date the Company has created over 500 molecules that are housed in the Psybrary™.

The Company screens newly synthesized molecules in the Psybrary™ through PsyAI™, a proprietary artificial intelligence (“AI”) tool. Leveraging AI systems is expected to reduce the time and cost of pre-clinical, clinical, and commercial development. The Company believes it streamlines pharmaceutical design by predicting ideal binding structures of molecules, manufacturing capabilities, and pharmacological effects to help determine ideal drug candidates, tailored to each indication. Each of these molecules that the Company believes are patentable can then be further screened to see how changes to its makeup alter its effects in order to synthesize additional new molecules. New compounds of sufficient purity are undergoing pharmacological screening, including non-clinical (receptors/cell lines), preclinical (animal), and ultimately clinical (human) evaluations. The Company intends to utilize the Psybrary™ and the AI tool to categorize and characterize the Psybrary™ substituents to focus on bringing more psychedelics-inspired molecules from discovery to the clinical phase.

Akos Spin-Off

On May 11, 2022, the Company announced plans to transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc. (formerly known as Acanna Therapeutics, Inc.), a majority-owned subsidiary of the Company (hereafter referred to as “Akos”), which was incorporated on April 13, 2022, by way of dividend to Enveric shareholders (the “Spin-Off”). As of May 12, 2023, the holders of the Company’s Akos Series A Preferred Stock, par value $0.01 per share (“Akos Series A Preferred Stock”) have exercised this right to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of $52,057 for a total of $1,052,057. The Company made full payment on May 19, 2023. See Note 8.

Reverse Stock Split

On July 14, 2022, the Company effected a 1-for-50 reverse stock split. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the reverse stock split.

Australian Subsidiary

On March 21, 2023, the Company established Enveric Therapeutics, an Australia-based subsidiary, to support the Company’s plans to advance its lead program, the EVM201 Series, comprised of the next generation synthetic prodrugs of the active metabolite, psilocin (“EVM201 Series”), towards the clinic. Enveric Therapeutics will oversee the Company’s preclinical, clinical, and regulatory activities in Australia, including ongoing interactions with the local Human Research Ethics Committees (HREC) and the Therapeutic Goods Administration (TGA), Australia’s regulatory authority.

 ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $90,241,366 as of June 30, 2023, and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $9,602,930 for the six months ended June 30, 2023. For the six months ended June 30, 2023, the Company had a loss from operations of $10,615,685. Since its inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2023, the Company had cash of $7,081,408 and working capital of $3,974,419. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include reducing the Company’s rate of spend, managing its cash flow, advancing its programs, and raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending, to increase the Company’s cash runway. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Reduction in Force/Restructuring

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company recognized severance charges of approximately $453,059 through June 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of June 30, 2023, the Company has completed the reduction in force, with such severance expenses recorded in general and administrative accounts.

On June 16, 2023, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer (the “Kanubaddi Separation Agreement”). In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi’s outstanding restricted stock units (“RSUs”) will retain their vesting conditions. Mr. Kanubaddi’s 2023 salary and benefits of $464,468 was accrued and will be paid out in twelve equal monthly installments beginning in July 2023. Upon termination, any unvested time-based RSUs became fully vested. The Company accelerated expense recognized related to these shares that vested was $231,273. Of the 11,278 market performance-based RSUs previously granted, 3,759 will continue to be subject to the original terms and conditions of Mr. Kanubaddi’s employment agreement and the remainder were forfeited.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring Costs Payable
January 1, 2023 Beginning balance	$—
Restructuring costs incurred	917,527
Restructuring costs paid	(190,808)
June 30, 2023 ending balance	$726,719

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 and subsequently amended on Form 10-K/A Amendment No. 1 filed with the SEC on June 9, 2023 (as amended, the “Annual Report”).

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2022. There were no significant changes to these accounting policies during the three and six months ended June 30, 2023.

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

Foreign Currency Translation

From inception through June 30, 2023, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended June 30, 2023 and 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

The Company translates the assets and liabilities of its Canadian subsidiaries and Australian subsidiary into the United States dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as foreign currency translation gain (loss), which is included in the condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive loss.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other comprehensive loss in the condensed consolidated statements of operations and comprehensive loss as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and Australia and $100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2023, the Company had greater than $250,000 at United States financial institutions.

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

 ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2023 and 2022 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three and six months ended June 30, 2023 and 2022 because the effect of their inclusion would have been anti-dilutive.

	For the three and six months ended June 30, 2023	For the three and six months ended June 30, 2022
Warrants to purchase shares of common stock	655,463	655,463
Restricted stock units - vested and unissued	55,622	56,071
Restricted stock units - unvested	180,115	94,550
Restricted stock awards - vested and unissued	708	909
Restricted stock awards - unvested	—	65
Investment options to purchase shares of common stock	1,070,000	—
Options to purchase shares of common stock	36,579	22,829
Total potentially dilutive securities	1,998,487	829,887

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

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of June 30, 2023, and December 31, 2022 because of their short-term nature.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of June 30, 2023, and December 31, 2022, and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities, derivative liability, and investment options:

 ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Level	June 30, 2023	December 31, 2022
Warrant liabilities - January 2021 Warrants	3	$145	$81
Warrant liabilities - February 2021 Warrants	3	147	79
Warrant liabilities - February 2022 Warrants	3	368,087	185,055
Fair value of warrant liability		$368,379	$185,215

	Level	June 30, 2023	December 31, 2022
Derivative liability - May 2022	3	$—	$727,000
Fair value of derivative liability		$—	$727,000

	Level	June 30, 2023	December 31, 2022
H.C. Wainwright & Co., LLC investment options	3	$84,812	$44,904
RD investment options	3	648,312	302,289
PIPE investment options	3	1,080,520	503,815
Fair value of investment option liability		$1,813,644	$851,008

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

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities, derivative liability, and investment options that are classified as Level 3:

Total Warrant Liabilities
Fair value as of December 31, 2022	$185,215
Change in fair value	183,164
Fair value as of June 30, 2023	$368,379

Total Derivative Liability
Fair value as of December 31, 2022	$727,000
Change in fair value arising from redemption of Akos Series A Preferred Stock - See Note 8	(727,000)
Fair value of derivative liability as of June 30, 2023	$—

Total Investment Option Liability
Fair value as of December 31, 2022	$851,008
Change in fair value	962,636
Fair value of investment option liability as of June 30, 2023	$1,813,644

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of June 30, 2023 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants	February 2022 Post-Modification Warrants
Term (years)	2.5	2.6	3.6	4.6
Stock price	$3.37	$3.37	$3.37	$3.37
Exercise price	$247.50	$245.00	$27.50	$7.78
Dividend yield	—%	—%	—%	—%
Expected volatility	80.0%	79.0%	76.0%	87.0%
Risk free interest rate	4.70%	4.60%	4.40%	4.20%
Number of warrants	36,429	34,281	338,000	122,000
Value (per share)	$—	$—	$0.45	$1.78

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of June 30, 2023 are below:

	H.C. Wainwright & Co., LLC Options	RD Offering Options	PIPE Offering Options
Term (years)	4.1	4.6	4.6
Stock price	$3.37	$3.37	$3.37
Exercise price	$10.00	$7.78	$7.78
Dividend yield	—%	—%	—%
Expected volatility	77.0%	85.0%	85.0%
Risk free interest rate	4.30%	4.20%	4.20%
Number of investment options	70,000	375,000	625,000
Value (per share)	$1.21	$1.73	$1.73

The key inputs into the Weighted Expected Return valuation model for the Level 3 valuations of the derivative liability as of redemption, are below:

May 2022 Derivative Liability
Principal	$—
Dividend rate	—%
Market rate	—%

At the date of the redemption of the of Akos Series A Preferred Stock in May 2023, the derivative liability fair value was $0 due to the probability of a spin-off occurring was zero. See Note 8

Redeemable Non-controlling Interest

In connection with the issuance of Akos Series A Preferred Stock, the Akos Purchase Agreement (as defined below in Note 8) and certificate of designation contain a put right guaranteed by the Company as defined in Note 8. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as redeemable non-controlling interests and classified them in mezzanine equity within its unaudited condensed consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument by accreting the embedded derivative at each reporting period over 12 months.

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised the Put Right (as defined below) requiring Akos to force redemption of all of the Akos Series A Preferred Stock. See Note 8.

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

 ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 effective January 1, 2023, and has determined that the adoption of this guidance had no impact on its condensed consolidated financial statements.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023 and December 31, 2022, the prepaid expenses and other current assets of the Company consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid research and development	$998,866	$268,686
Prepaid value-added taxes	222,330	159,782
Prepaid insurance	511,042	174,406
Prepaid other	86,373	105,179
Total prepaid expenses and other current assets	$1,818,611	$708,053

NOTE 4. INTANGIBLE ASSETS

As of June 30, 2023, the Company’s intangible assets consisted of:

Definite lived intangible assets
Balance at December 31, 2022	$379,686
Amortization	(84,375)
Balance at June 30, 2023	$295,311

For identified definite lived intangible assets, there was no impairment expense during the three and six months ended June 30, 2023 and 2022. For identified definite lived intangible assets, amortization expense amounted to $42,187 during the three months ended June 30, 2023, and 2022, respectively. For identified definite lived intangible assets, amortization expense amounted to $84,375 during each of the six months ended June 30, 2023 and 2022.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc. (“EBCI”), with all amounts translated into U.S. dollars:

	June 30, 2023	December 31, 2022
Lab equipment	$834,288	$831,123
Computer equipment and leasehold improvements	28,349	25,137
Less: Accumulated depreciation	(267,404)	(178,775)
Property and equipment, net of accumulated depreciation	$595,233	$677,485

Depreciation expense was $44,331 and $43,315 for the three months ended June 30, 2023, and 2022, respectively. Depreciation expense was $88,629 and $70,392 for the six months ended June 30, 2023 and 2022, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ACCRUED LIABILITIES

As of June 30, 2023 and December 31, 2022, the accrued liabilities of the Company consisted of the following:

	June 30, 2023	December 31, 2022
Product development	$154,870	$195,104
Accrued salaries and wages	518,846	1,175,963
Professional fees	81,955	83,255
Accrued restructuring costs	719,506	—
Accrued franchise taxes	6,299	—
Patent costs	18,000	251,333
Total accrued expenses	$1,499,476	$1,705,655

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of June 30, 2023, 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock were authorized under the Company’s articles of incorporation.

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

The RD Offering and PIPE Offering closed on July 26, 2022, with aggregate gross proceeds of approximately $8 million. The aggregate net proceeds from the offerings, after deducting the placement agent fees and other estimated offering expenses, were approximately $7.1 million, with $3.2 million allocated to equity, $4.3 million to investment option liability, and the remaining $0.4 million recorded as an expense.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2023, a total of 63,511 shares of Common Stock were issued pursuant to the conversion of restricted stock units. During the six months ended June 30, 2022, a total of 2,122 shares of Common Stock were issued pursuant to the conversion of restricted stock units.

Stock Options

Amendment to 2020 Long-Term Incentive Plan

On May 3, 2022, our board of directors (“Board”) adopted the First Amendment (the “Plan Amendment”) to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”) to (i) increase the aggregate number of shares available for the grant of awards by 146,083 shares to a total of 200,000 shares, and (ii) add an “evergreen” provision whereby the number of shares authorized for issuance pursuant to awards under the Incentive Plan will be automatically increased on the first trading date immediately following the date the Company issues any share of Common Stock (defined below) to any person or entity, to the extent necessary so that the number of shares of the Company’s Common Stock authorized for issuance under the Incentive Plan will equal the greater of (x) 200,000 shares, and (y) 15% of the total number of shares of the Company’s Common Stock outstanding as of such issuance date. The Plan Amendment was approved by the Company’s shareholders at a special meeting of the Company’s shareholders held on July 14, 2022.

A summary of activity under the Company’s incentive plan for the six months ended June 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	48,329	$37.05	$44.82	4.1	$—
Forfeited	(11,750)	$3.07	$2.58	—	$—
Outstanding at June 30, 2023	36,579	$47.93	$64.47	3.6	$—
Exercisable at June 30, 2023	28,265	$56.59	$76.86	3.2	$—

The Company’s stock-based compensation expense, recorded within general and administrative expense in the condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended June 30, 2023, and 2022 was $54,375 and $48,697, respectively. The Company’s stock-based compensation expense, recorded within general and administrative expense, related to stock options for the six months ended June 30, 2023 and 2022 was $102,461 and $85,686, respectively. As of June 30, 2023, the Company had $138,388 in unamortized stock option expense, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Awards

For the three months ended June 30, 2023, and 2022, the Company recorded $0 and $6,250, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. For the six months ended June 30, 2023 and 2022, the Company recorded $0 and $18,113, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of June 30, 2023, there were no unamortized stock-based compensation costs related to restricted share awards. There are 708 vested and unissued shares of restricted stock awards as of June 30, 2023.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the six months ended June 30, 2023:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2022	64,053	$92.57
Granted	182,500	$2.73
Vested	(57,280)	$8.93
Forfeited	(9,158)	$44.69
Non-vested at June 30, 2023	180,115	$30.57

For the three months ended June 30, 2023, and 2022, the Company recorded $825,363 and $622,596, respectively, in stock-based compensation expense related to restricted stock units. For the six months ended June 30, 2023 and 2022, the Company recorded $1,310,112 and $1,342,363 respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2023, the Company had unamortized stock-based compensation costs related to restricted stock units of $2,157,127 which will be recognized over a weighted average period of 2.5 years and unamortized stock-based costs related to restricted stock units which will be recognized upon achievement of specified milestones. As of June 30, 2023, 55,622 restricted stock units are vested without shares of common stock being issued, with 38,382 of these shares due as of June 30, 2023.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense for RSUs:
General and administrative	$592,929	$358,818	$845,244	$717,636
Research and development	232,434	263,778	464,868	624,727
Total	$825,363	$622,596	$1,310,112	$1,342,363

Warrants

The following table summarizes information about shares issuable under warrants outstanding on June 30, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2022	655,463	$58.36	3.6	$5,514
Outstanding at June 30, 2023	655,463	$58.36	3.1	$—
Exercisable at June 30, 2023	655,463	$58.36	3.1	$—

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 public offering and July 2022 RD Offering, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

Preferred Investment Options

The following table summarizes information about investment options outstanding on June 30, 2023:

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2022	1,070,000	$7.93	5.1	$—
Outstanding at June 30, 2023	1,070,000	$7.93	4.6	$—
Exercisable at June 30, 2023	1,070,000	$7.93	4.6	$—

NOTE 8. REDEEMABLE NON-CONTROLLING INTEREST

Spin-Off and Related Private Placement

In connection with the planned Spin-Off, on May 5, 2022, Akos and the Company entered into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos Series A Preferred Stock, at price of $1,000 per share, and warrants (the “Akos Warrants”) Akos Warrants to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). The Akos Purchase Agreement is guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos has issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 will be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in RNCI (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Akos Private Placement. Pursuant to the Akos Purchase Agreement, Akos has agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement to be paid to Palladium in the form of convertible preferred stock and warrants was on similar terms to the securities issued in the Akos Private Placement. Palladium was also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock. As of June 30, 2023, no accruals have been recorded for the fees or warrants since the Akos Series A Preferred Stock has been redeemed.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of Akos Series A Preferred Stock

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised the Put Right requiring Akos to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total of approximately $1,052,057. The Company has 20 days following the receipt of the Put Exercise Notice to make the payment and made payment on May 19, 2023. Upon redemption, the Company revalued the derivative liability and the Company recognized a change in fair value of the derivative liability on the Company’s Condensed Consolidated Statement of Operations for the three months ended June 30, 2023 of $714,000.

The Company, Akos, and the Akos Investor have terminated the Akos Purchase Agreement in connection with the planned Spin-Off and certain registration rights agreement in connection with the Akos Private Placement.

Accounting for Akos Series A Preferred Stock

Since the shares of Akos Series A Preferred Stock were redeemable at the option of the holder and the redemption is not solely in the control of the Company, the shares of Akos Series A Preferred Stock were accounted for as a redeemable non-controlling interest and classified within mezzanine equity in the Company’s condensed consolidated balance sheets. The redeemable non-controlling interest was initially measured at fair value. Dividends on the shares of Akos Series A Preferred Stock were recognized as preferred dividends attributable to redeemable non-controlling interest in the Company’s condensed consolidated statement of operations and comprehensive loss.

The table below presents the reconciliation of changes in redeemable non-controlling interest:

Balance at December 31, 2022	$885,028
Preferred dividends attributable to redeemable non-controlling interest	19,041
Accretion of embedded derivative and transaction costs associated with Akos Series A Preferred	147,988
Redemption of Akos Series A Preferred Stock	(1,052,057)
Balance at June 30, 2023	$—

As of June 30, 2023, the Akos Series A Preferred Stock has been redeemed for a total of approximately $1,052,057, and the balance of the redeemable non-controlling interest is $0.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 USD as of June 30, 2023. As of June 30, 2023, the Company has paid approximately $1,125,103 of the Avance Clinical contract costs and has $783,819 recorded as prepaid assets within prepaid and other current assets on the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2023, the Company has expensed $354,419 and $355,232 in research and development expenses, respectively, within the accompanying condensed consolidated statement of operations.

 ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 1 and 18 months. These agreements, in aggregate, commit the Company to approximately $1.6 million in future cash payments.

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

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in the early stages of development and may not reach a particular stage in development, receive regulatory approval, or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;
●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;
●	the ongoing impact of the novel coronavirus (COVID-19) on our business, including our current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;
●	the limited study on the effects of medical cannabinoids and psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids or psychedelics;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;
●	our ability to establish or maintain collaborations on the development of therapeutic candidates;
●	our ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;
●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act;
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;
●	political, economic, and military instability in Israel which may impede our development programs;
●	our ability to successfully spin off our cannabinoid assets;
●	our success at managing the risks involved in the foregoing; and
●	the risk of loss in excess of insurance limitations on funds help in U.S Banking Institutions.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Annual Report. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Psychedelics

Following our amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), we have continued to pursue the development of MagicMed’s proprietary Psychedelic Derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including cancer-related distress. We synthesize novel versions of classic psychedelics, such as psilocybin, N-dimethyltryptamine (DMT), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company is working to add novel psychedelic molecular compounds and Psychedelic Derivatives on a regular basis through our work at Enveric Labs in Calgary, Alberta, Canada, where we have a team of PhD scientists with expertise in synthetic biology and chemistry. To date we have created over 500 molecules that are housed in the Psybrary.

We screen newly synthesized molecules in the Psybrary™ through PsyAI™, a proprietary AI tool. Leveraging AI systems is expected to reduce the time and cost of pre-clinical, clinical, and commercial development. We believe it streamlines pharmaceutical design by predicting ideal binding structures of molecules, manufacturing capabilities, and pharmacological effects to help determine ideal drug candidates, tailored to each indication. Each of these molecules that we believe are patentable can then be further screened to see how changes to its makeup alter its effects in order to synthesize additional new molecules. New compounds of sufficient purity are undergoing pharmacological screening, including non-clinical (receptors/cell lines), preclinical (animal), and ultimately clinical (human) evaluations. We intend to utilize our Psybrary™ and the AI tool to categorize and characterize the Psybrary™ substituents to focus on bringing more psychedelics-inspired molecules from discovery to the clinical phase.

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

In developing our product candidates, we intend to focus on cannabinoids derived from non-hemp botanical sources, and synthetic materials containing no tetrahydrocannabinol (“THC”) in order to comply with U.S. federal regulations. Of the potential cannabinoids to be used in therapeutic formulations, THC, which is responsible for the psychoactive properties of marijuana, can result in undesirable mood effects. Selected cannabidiol (CBD) and cannabigerol (CBG) candidates, on the other hand, have amounts of THC well below 0.1% and are not psychotropic and therefore more attractive candidates for translation into therapeutic practice. Drugs with less than 0.1% THC have a history, when approved as drugs by the Food and Drug Administration “FDA”, of being able to be rescheduled by DEA from Schedule I to Schedule V, as in the case of Epidiolex and Marinol. In the future, we may utilize cannabinoids that are derived from cannabis plants, which may contain higher amounts of THC; however, we only intend to do so in jurisdictions where THC is legal. However, synthetic THC is a Schedule I controlled substance; so, the use of any APIs (Active Pharmaceutical Ingredients) containing synthetic THC (or naturally derived THC in concentrations greater than 0.3%) may increase regulatory scrutiny and require additional expenses and authorizations. All current and future product candidates that we are developing or may develop will be tested for safety and efficacy under an IND application and subject to the FDA pre-market approval process for new drugs.

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

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised their Put Right requiring Akos to redeem all of the outstanding shares of Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total redemption amount of approximately $1,052,057. The Company completed the redemption May 19, 2023. The Company now plans to engage with strategic advisors to identify and pursue alternative routes to capture value from the cannabinoid assets.

Recent Developments

Australian Subsidiary

On March 21, 2023, the Company established Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”), an Australia-based subsidiary, to support the Company’s plans to advance its EVM201 Series towards the clinic. Enveric Therapeutics will oversee the Company’s preclinical, clinical, and regulatory activities in Australia, including ongoing interactions with the local Human Research Ethics Committees (HREC) and the Therapeutic Goods Administration (“TGA”), Australia’s regulatory authority.

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s TGA and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 as of June 30, 2023. As of June 30, 2023, the Company has paid approximately $1,125,103 of the Avance Clinical contract costs and has $783,819 recorded as prepaid assets. For the three and six months ended June 30, 2023, the Company has expensed $354,419 and $355,232 in research and development expenses, respectively.

Reduction in Force/Restructuring

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company recognized severance charges of approximately $453,059 through June 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of June 30, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts.

On June 16, 2023, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer (the “Kanubaddi Separation Agreement”). In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi’s outstanding RSUs will retain their vesting conditions. Mr. Kanubaddi’s 2023 salary and benefits of $464,468 was accrued and will be paid out in twelve equal monthly installments beginning in July 2023. Upon termination, any unvested time-based RSU’s became fully vested. The Company accelerated expense recognized related to these shares that vested upon termination of $231,273. Of the 11,278 market performance-based RSUs, 3,759 will continue to be subject to the original terms and conditions of Mr. Kanubaddi’s employment agreement and the remainder were forfeited.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2023, and 2022:

	For the Three Months Ended June 30,
	2023	2022
Operating expenses
General and administrative	$3,155,400	$2,501,206
Research and development	2,513,089	2,120,051
Depreciation and amortization	86,518	85,502
Total operating expenses	5,755,007	4,706,759

Loss from operations	(5,755,007)	(4,706,759)

Other income (expense)
Change in fair value of warrant liabilities	(233,821)	1,969,922
Change in fair value of investment option liability	(1,082,141)	—
Change in fair value of derivative liability	714,000	(53,000)
Interest income (expense)	916	(668)
Total other (expense) income	(601,046)	1,916,254

Net loss	$(6,356,053)	$(2,790,505)

General and Administrative Expenses

Our general and administrative expenses increased to $3,155,400 for the three months ended June 30, 2023 from $2,501,206 for the three months ended June 30, 2022, an increase of $654,194, or 26%. This change was primarily driven by an increase in consulting fees of $396,684, an increase in salaries and wages of $330,683, and an increase in stock-based compensation associated with accelerated expense on restricted stock units of $227,861, all primarily related to the reduction in force that occurred during the three months ended June 30, 2023. Other increases related to an increase in director fees of $68,479. This is slightly offset by a decrease in director and officer insurance of $264,350 and a decrease in legal expenses of $175,317 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Research and Development Expenses

Our research and development expense for the three months ended June 30, 2023 was $2,513,089 as compared to $2,120,051 for the three months ended June 30, 2022 with an increase of $393,038, or approximately 19%. This change was primarily driven by an increase of $355,232 in costs associated with the Avance Clinical contract during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The Avance Clinical contract was entered into in March 2023, and therefore there was no expense incurred on this contract during the three months ended June 30, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2023 was $86,518 as compared to $85,502 for the three months ended June 30, 2022, with an increase of $1,016, or approximately 1%. Depreciation and amortization expense was substantially similar for the three months ended June 30, 2023 compared with the three months ended June 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2023 resulted in expense of $233,821 as compared to income of $1,969,922 for the three months ended June 30, 2022. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The Company’s stock price was $3.37 as of June 30, 2023, $1.66 as of March 31, 2023, $10.70 as of June 30, 2022 and $16.50 as of March 31, 2022. The stock price of the Company increased approximately 103% during the three months ended June 30, 2023 compared to a decrease of approximately 35% during the three months ended June 30, 2022. The significant percentage change in the Company’s stock price during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, resulted in the increase to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability for the three months ended June 30, 2023 resulted in expense of $1,082,141. The Company did not have any outstanding investment option liabilities during the three months ended June 30, 2022. The change in fair value is due to the significant increase in the Company’s stock price for the three months ended June 30, 2023. The Company’s stock price was $1.66 on March 31, 2023 and $3.37 on June 30, 2023, an increase of approximately 103% during that time.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability was expense of $53,000 for the three months ended June 30, 2022, compared with income of $714,000 for the three months ended June 30, 2023 due primarily to redemption of the redeemable stock and the decreased probability of occurrence of the Akos spin-off as of June 30, 2023 as compared to March 31, 2023.

The following table sets forth information comparing the components of net loss for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
	2023	2022
Operating expenses
General and administrative	$5,910,991	$5,269,072
Research and development	4,531,690	4,078,765
Depreciation and amortization	173,004	154,767
Total operating expenses	10,615,685	9,502,604

Loss from operations	(10,615,685)	(9,502,604)

Other income (expense)
Change in fair value of warrant liabilities	(183,164)	2,245,891
Change in fair value of investment option liability	(962,636)	—
Change in fair value of derivative liability	727,000	(53,000)
Interest income (expense)	905	(4,806)
Total other (expense) income	(417,895)	2,188,085
Net loss	$(11,033,580)	$(7,314,519)

General and Administrative Expenses

Our general and administrative expenses increased to $5,910,991 for the six months ended June 30, 2023 from $5,269,072 for the six months ended June 30, 2022, an increase of $641,919, or 12%. This change was primarily driven by an increase in consulting fees of $693,420, coupled with an increase in stock-based compensation associated with restricted stock units and RSAs of $109,495, an increase in salaries and wages of $92,509, and an increase in stock-based compensation associated with options of $16,775, all primarily due to the restructuring that occurred during the three months ended June 30, 2023. Other increases related to an increase in Delaware franchise taxes of $261,075 and an increase in accounting fees of $241,359. This is offset by a decrease in director and officer insurance of $528,700 and a decrease in legal fees of $209,485 during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Research and Development Expenses

Our research and development expense for the six months ended June 30, 2023 was $4,531,690 as compared to $4,078,765 for the six months ended June 30, 2022 with an increase of $452,925, or approximately 11%. This change was primarily driven by an increase of $355,232 in costs associated with the Avance Clinical contract during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The Avance Clinical contract was entered into in March 2023, and therefore there was no expense incurred on this contract during the six months ended June 30, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2023 was $173,004 as compared to $154,767 for the six months ended June 30, 2022, with an increase of $18,237, or approximately 12%. This increase is due to fixed asset additions during the six months ended June 30, 2022 which only incurred partial depreciation, compared to a full six months’ of depreciation during the six months ended June 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities the six months ended June 30, 2023 resulted in expense of $183,164 as compared to income of $2,245,891 the six months ended June 30, 2022. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The Company’s stock price was $3.37 as of June 30, 2023, $2.08 as of December 31, 2022, $10.70 as of June 30, 2022 and $46.50 as of December 31, 2021. The stock price of the Company increased approximately 62% during the six months ended June 30, 2023 compared to a decrease of approximately 77% during the six months ended June 30, 2022. The significant percentage change in the Company’s stock price during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, resulted in the increase to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability during the six months ended June 30, 2023 resulted in expense of $962,636. The Company did not have any outstanding investment option liabilities during the six months ended June 30, 2022. The change in fair value is due to the significant increase in the Company’s stock price the six months ended June 30, 2023. The Company’s stock price was $2.08 on December 31, 2022 and $3.37 on June 30, 2023, an increase of approximately 62% during that time.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability was expense of $53,000 for the six months ended June 30, 2022 compared to income of $727,000 for the six months ended June 30, 2023, due primarily to the decreased probability of occurrence of the Akos spin-off and Akos Series A Preferred Stock redemption as of June 30, 2023 as compared to December 31, 2022.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $90,241,366 as of June 30, 2023 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $9,602,930 for the year ended June 30, 2023. For the six months ended June 30, 2023, the Company had a loss from operations of $10,615,685. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2023, the Company had cash of $7,081,408 and working capital of $3,974,419. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include reducing the Company’s rate of spend, managing its cash flow, advancing its programs, and raising additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending, to increase the Company’s cash runway. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. Additionally, on June 16, 2023, the Company entered into the Kanubaddi Separation Agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer. In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi’s outstanding RSUs will retain their vesting conditions. Mr. Kanubaddi’s 2023 salary and benefits was accrued and will be paid out in twelve equal monthly installments beginning in July 2023. The Company recognized severance charges of approximately $917,527 through June 30, 2023, with $190,808 of these charges paid as of June 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of June 30, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts.

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

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table sets forth a summary of cash flows for the years presented:

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(9,602,930)	$(9,134,138)
Net cash used in investing activities	11,685	(559,398)
Net cash (used in) provided by financing activities	(1,052,057)	10,355,922
Effect of foreign exchange rate on cash	826	(9,434)
Net (decrease) increase in cash	$(10,642,476)	$652,952

Operating Activities

Net cash used in operating activities was $9,602,930 during the six months ended June 30, 2023, which consisted primarily of a net loss adjusted for non-cash items of $8,978,712, an increase in prepaid expenses of $1,111,913, and a decrease in accounts payable and accrued liabilities of $542,397.

Net cash used in operating activities was $9,134,138 during the six months ended June 30, 2022, which consisted primarily of a net loss adjusted for non-cash items of $7,837,571, increase in prepaid expenses and other current assets of $1,031,979, and a decrease in accounts payable and accrued liabilities of $187,902.

Investing Activities

Net cash used in investing activities was $11,685 during the six months ended June 30, 2023, which consisted of the purchase of property and equipment.

Net cash used in investing activities was $559,398 during the six months ended June 30, 2022, which consisted of the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $1,052,057 during the six months ended June 30, 2023, which consisted of the redemption of redeemable non-controlling interest.

Net cash provided by financing activities was $10,355,922 during the six months ended June 30, 2022, which consisted of $9,397,884 in proceeds from the sale of common stock and warrants and $958,038 in proceeds from the sale of redeemable non-controlling interest.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s accounting policies are fundamental to understanding its management’s discussion and analysis. The Company’s significant accounting policies are presented in Note 2 to its financial statements for the year ended December 31, 2022, and included in the Annual Report. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From inception through June 30, 2023, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended June 30, 2023 and June 30, 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report for the year ended December 31, 2022, continued to exist and were still considered material weaknesses in our internal control over financial reporting at June 30, 2023.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2023.

Management’s Remediation Plan

As previously discussed in our Annual Report for the year ended December 31, 2022, management had concluded that our internal control over financial reporting was not effective as of December 31, 2022, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

As of June 30, 2023, there were control deficiencies that constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described below and in the Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. In addition, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer. The Company recorded a charge of approximately $918,000 in severance and benefits. The Company may not realize, in full or in part, the anticipated benefits and savings from its cost reduction plan, and it cannot guarantee that it will not have to undertake additional reductions in force or restructuring activities in the future. Furthermore, the cost reduction plan may be disruptive to the Company’s operations. For example, the cost reduction plan could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in the Company’s day-to-day operations and reduced employee morale.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised the Put Right requiring Akos to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $50,000 for a total of approximately $1,052,057. The Company has 20 days following the receipt of the Put Exercise Notice to make the payment and made payment on May 19, 2023.

The Company, Akos, and the Akos Investor intend to terminate the Akos Purchase Agreement in connection with the planned Spin-Off and that certain registration rights agreement in connection with the Akos Private Placement.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company recognized severance charges of approximately $917,527 through June 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of June 30, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32.1**	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
August 11, 2023
	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

August 11, 2023

	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

