Form 10-Q
period 2023-09-30
Enveric Biosciences, Inc.
filed 2023-11-13
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

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

As of November 9, 2023, there were 2,321,315 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022	2
	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$4,266,568	$17,723,884
Prepaid expenses and other current assets	1,560,354	708,053
Total current assets	5,826,922	18,431,937

Other assets:
Property and equipment, net	539,152	677,485
Right-of-use operating lease asset	—	63,817
Intangible assets, net	253,120	379,686
Total other assets	792,272	1,120,988
Total assets	$6,619,194	$19,552,925

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,098,233	$463,275
Accrued liabilities	1,533,829	1,705,655
Current portion of right-of-use operating lease obligation	—	63,820
Investment option liability	1,250,929	851,008
Warrant liability	300,557	185,215
Derivative liability	—	727,000
Total current liabilities	$4,183,548	$3,995,973

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Redeemable non-controlling interest	—	885,028
Total mezzanine equity	—	885,028

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,181,912 and 2,078,271 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	21,818	20,782
Additional paid-in capital	96,013,029	94,395,662
Accumulated deficit	(93,063,582)	(79,207,786)
Accumulated other comprehensive loss	(535,619)	(536,734)
Total shareholders’ equity	2,435,646	14,671,924
Total liabilities, mezzanine equity, and shareholders’ equity	$6,619,194	$19,552,925

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
General and administrative	$2,010,349	$3,514,547	$7,921,340	$8,783,619
Research and development	1,351,750	2,055,656	5,883,440	6,134,421
Depreciation and amortization	86,296	86,646	259,300	241,413
Total operating expenses	3,448,395	5,656,849	14,064,080	15,159,453

Loss from operations	(3,448,395)	(5,656,849)	(14,064,080)	(15,159,453)

Other income (expense)
Change in fair value of warrant liabilities	67,822	1,599,623	(115,342)	3,845,514
Change in fair value of investment option liability	562,715	1,809,622	(399,921)	1,809,622
Change in fair value of derivative liability	—	(231,000)	727,000	(284,000)
Interest income (expense)	2,237	(308)	3,142	(5,114)
Total other income	632,774	3,177,937	214,879	5,366,022

Net loss before income taxes	(2,815,621)	(2,478,912)	(13,849,201)	(9,793,431)

Income tax expense	(6,595)	—	(6,595)	—

Net loss	(2,822,216)	(2,478,912)	(13,855,796)	(9,793,431)
Less preferred dividends attributable to non-controlling interest	—	12,603	19,041	20,411
Less deemed dividends attributable to accretion of embedded derivative at redemption value	—	110,991	147,988	184,985
Net loss attributable to shareholders	(2,822,216)	(2,602,506)	(14,022,825)	(9,998,827)

Other comprehensive loss
Foreign currency translation	10,433	(417,390)	1,115	(609,695)

Comprehensive loss	$(2,811,783)	$(3,019,896)	$(14,021,710)	$(10,608,522)

Net loss per share - basic and diluted	$(1.30)	$(1.46)	$(6.62)	$(8.11)

Weighted average shares outstanding, basic and diluted	2,164,656	1,787,235	2,117,153	1,232,936

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924
Stock-based compensation	—	—	—	—	—	532,835	—	—	532,835
Preferred dividends attributable to redeemable non-controlling interest	—	12,329	12,329	—	—	(12,329)	—	—	(12,329)
Accretion of embedded derivative to redemption value	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Foreign exchange translation gain	—	—	—	—	—	—	—	1,968	1,968
Net loss	—	—	—	—	—	—	(4,677,527)	—	(4,677,527)
Balance at March 31, 2023	1,000	$1,008,348	$1,008,348	2,078,271	$20,782	$94,805,177	$(83,885,313)	$(534,766)	$10,405,880
Stock-based compensation	—	—	—	—	—	879,738	—	—	879,738
Preferred dividends attributable to redeemable non-controlling interest	—	6,712	6,712	—	—	(6,712)	—	—	(6,712)
Accretion of embedded derivative to redemption value	—	36,997	36,997	—	—	(36,997)	—	—	(36,997)
Redemption of Series A preferred stock	(1,000)	(1,052,057)	(1,052,057)	—	—	—	—	—	—
Issuance of common shares in exchange for RSU conversions from the reduction in force	—	—	—	63,511	635	(635)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	(11,286)	(11,286)
Net loss	—	—	—	—	—	—	(6,356,053)	—	(6,356,053)
Balance at June 30, 2023	—	$—	$—	2,141,782	$21,417	$95,640,571	$(90,241,366)	$(546,052)	$4,874,570
Stock-based compensation	—	—	—	—	—	372,859	—	—	372,859
Issuance of common shares in exchange for RSU conversions	—	—	—	40,130	401	(401)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	10,433	10,433
Net loss	—	—	—	—	—	—	(2,822,216)	—	(2,822,216)
Balance at September 30, 2023	—	$—	$—	2,181,912	$21,818	$96,013,029	$(93,063,582)	$(535,619)	$2,435,646

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Series C Preferred Stock		Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at January 1, 2022	—	$—	—	$—	—	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering	—	—	—	—	—	400,000	4,000	5,798,464	—	—	5,802,464
Stock-based compensation	—	—	—	—	—	—	—	768,619	—	—	768,619
Conversion of RSUs into common shares	—	—	—	—	—	899	9	(9)	—	—	—
Foreign exchange translation gain	—	—	—	—	—	—	—	—	—	88,709	88,709
Net loss	—	—	—	—	—	—	—	—	(4,524,014)	—	(4,524,014)
Balance at March 31, 2022	—	$—	—	$—	$—	1,052,820	$10,528	$89,633,730	$(65,260,467)	$57,907	$24,441,698
Stock-based compensation	—	—	—	—	—	—	—	677,543	—	—	677,543
Redeemable non-controlling interest, net of $402,000 embedded derivative and net of issuance costs of $41,962	—	—	1,000	556,038	556,038	—	—	—	—	—	—
Issuance of redeemable non-controlling Series C preferred stock	52,685	527	—	—	527	—	—	(527)	—	—	(527)
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	7,808	7,808	—	—	(7,808)	—	—	(7,808)
Accretion of embedded derivative to redemption value	—	—	—	73,994	73,994	—	—	(73,994)	—	—	(73,994)
Conversion of RSAs into common shares	—	—	—	—	—	1,223	12	(12)	—	—	—
Foreign exchange translation gain	—	—	—	—	—	—	—	—	—	(281,014)	(281,014)
Net loss	—	—	—	—	—	—	—	—	(2,790,505)	—	(2,790,505)
Balance at June 30, 2022	52,685	$527	1,000	$637,840	$638,367	1,054,043	$10,540	$90,228,932	$(68,050,972)	$(223,107)	$21,965,393
Stock-based compensation	—	—	—	—	—	—	—	645,137	—	—	645,137
July 2022 registered direct offering, PIPE offering, modification of warrants and exercise of pre-funded warrants, net of offering costs	—	—	—	—	—	1,000,000	10,000	3,239,125	—	—	3,249,125
Issuance of rounded shares as a result of the reverse stock split	—	—	—	—	—	24,228	242	(242)	—	—	—
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	12,603	12,603	—	—	(12,603)	—	—	(12,603)
Accretion of embedded derivatives to redemption value	—	—	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Redemption of Series C preferred stock	(52,685)	(527)	—	—	(527)	—	—	527	—	—	527
Foreign exchange translation loss	—	—	—	—	—	—	—	—	—	(417,390)	(417,390)
Net loss	—	—	—	—	—	—	—	—	(2,478,912)	—	(2,478,912)
Balance at September 30, 2022	—	$—	1,000	$761,434	$761,434	2,078,271	$20,782	$93,989,885	$(70,529,884)	$(640,497)	$22,840,286

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(13,855,796)	$(9,793,431)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	115,342	(3,845,514)
Change in fair value of investment option liability	399,921	(1,809,622)
Change in fair value of derivative liability	(727,000)	284,000
Stock-based compensation	1,785,432	2,091,299
Amortization of right-of-use asset	64,246	103,365
Amortization of intangible assets	126,566	126,563
Depreciation expense	132,734	114,850
Gain on disposal of property and equipment	(4,219)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(746,033)	(758,419)
Accounts payable and accrued liabilities	429,688	(106,675)
Right-of-use operating lease liability	(64,244)	(91,022)
Net cash used in operating activities	(12,343,363)	(13,684,606)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,195)	(577,972)
Proceeds from disposal of property and equipment	16,900	—
Net cash provided by (used in) investing activities	11,705	(577,972)

Cash Flows From Financing Activities:
Payment for the deferred offering costs from the equity distribution agreement	(105,000)	—
Proceeds from sale of common stock, warrants, and investment options, net of offering costs	—	17,222,100
Redemption of Series A Preferred Stock (see Note 8)	(1,052,057)	—
Proceeds from the sale of redeemable non-controlling interest, net of offering	—	958,038
Net cash (used in) provided by financing activities	(1,157,057)	18,180,138

Effect of foreign exchange rate on cash	31,399	(72,554)

Net (decrease) increase in cash	(13,457,316)	3,845,006
Cash at beginning of period	17,723,884	17,355,999
Cash at end of period	$4,266,568	$21,201,005

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$5,114
Income taxes paid	$6,595	$—
Warrants issued in conjunction with common stock issuance	$—	$3,595,420
Issuance of embedded derivative	$—	$402,000
Issuance of redeemable non-controlling Series C preferred stock	$—	$—
Offering costs accrued not paid	$20,800	$—
Preferred dividends attributable to redeemable non-controlling interest	$19,041	$20,411
Accretion of embedded derivative to redemption value	$147,988	$184,985
Investment options issued in conjunction with common stock issuance	$—	$4,323,734
Modification of warrants as part of share capital raise	$—	$251,357

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric” or the “Company”) is a biotechnology company developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The head office of the Company is located in Naples, Florida. The Company has the following wholly-owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Ltd. (“HoldCo”), MagicMed Industries, Inc. (“MagicMed”), Enveric Canada Inc., and Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”).

Leveraging its unique discovery and development platform, The Psybrary™, Enveric has created a robust Intellectual Property portfolio of New Chemical Entities for specific mental health indications. Enveric’s lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. Enveric is developing the first product from the EVM201 Series – EB-373 – for the treatment of psychiatric disorders. Enveric is also advancing its second program, the EVM301 Series, expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $93,063,582 as of September 30, 2023, and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $12,343,363 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the Company had a loss from operations of $14,064,080. Since its inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2023, the Company had cash of $4,266,568 and working capital of $1,643,374. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include reducing the Company’s rate of spend, managing its cash flow, advancing its programs, and raising additional working capital through public or private equity or debt financings or other sources, which has included the Equity Distribution Agreement with Canaccord for proceeds of up to $2.4 million (see Note 7) and the Purchase Agreement with Lincoln Park (see Note 10), subject to registration, and may include collaborations with additional third parties, as well as disciplined cash spending, to increase the Company’s cash runway. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

The Company’s material cash requirements consist of working capital to fund capital expenditures incurred at their research facility in Calgary and their operations, which consist primarily of, without limitation, employee related expenses, product development activities conducted by third parties, research materials and lab supplies, facility related expenses including rent and maintenance, costs associated with preclinical studies, patent related costs, costs of regulatory and public company compliance, insurance costs, audit costs, consultants and legal fees. Additionally, the Company currently utilizes third-party contract research organizations (“CROs”) to assist with clinical development activities. If the Company obtains regulatory approval for any of their product candidates, they expect to incur significant expenses to engage third-party contract manufacturing organizations (“CMOs”) to carry out their clinical manufacturing activities as it does not yet have a commercialization infrastructure, and incur significant expenses related to developing its internal commercialization capability to support product sales, marketing and distribution. The Company’s current working capital resources are insufficient to fund these material cash requirements for the next twelve months.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reduction in Force/Restructuring

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out were terminated. The Company recognized severance charges of approximately $453,059 through September 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. In June 2023, the Company completed the reduction in force, with such severance expenses recorded in general and administrative accounts.

On June 16, 2023, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer (the “Kanubaddi Separation Agreement”). In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi’s outstanding restricted stock units (“RSUs”) will retain their vesting conditions. Mr. Kanubaddi’s 2023 salary and benefits of $550,974 were accrued and will be paid out in twelve equal monthly installments beginning in July 2023. Upon termination, any unvested time-based RSUs became fully vested. The Company accelerated expense recognized related to these shares that vested was $231,273. Of the 11,278 market performance-based RSUs previously granted, 3,759 will continue to be subject to the original terms and conditions of Mr. Kanubaddi’s employment agreement and the remainder were forfeited.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued Restructuring Costs
January 1, 2023 Beginning balance	$—
Restructuring costs incurred	1,004,033
Restructuring costs paid	(396,431)
September 30, 2023 ending balance	$607,602

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 and subsequently amended on Form 10-K/A Amendment No. 1 filed with the SEC on June 9, 2023 (as amended, the “Annual Report”).

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2022. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2023.

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

Foreign Currency Translation

From inception through September 30, 2023, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar and Australian dollar. For the reporting periods ended September 30, 2023 and 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and Australia and $100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2023, the Company had greater than $250,000 at United States financial institutions, less than $250,000 at Australian financial institutions, and greater than $100,000 at Canadian financial institutions.

Deferred Offering Costs

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SAB 5A - Expenses of Offering. Offering costs, which consist mainly of legal, accounting and consulting fees directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. During September 2023, the Company incurred $125,800 in deferred offering costs in connection with the Equity Distribution Agreement (the “Distribution Agreement”), with Canaccord Genuity LLC (“Canaccord”) and the Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). These deferred offering costs will be proportionately offset against the total proceeds from the issuance of common stock available under the agreements and the Company will expense any remaining balance of deferred offering costs if the agreements are terminated. For the three and nine months ended September 30, 2023, there were no issuances of common stock under the agreements resulting in the deferral of offering costs.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2023 and 2022 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three and nine months ended September 30, 2023 and 2022 because the effect of their inclusion would have been anti-dilutive.

	For the three and nine months ended September 30, 2023	For the three and nine months ended September 30, 2022
Warrants to purchase shares of common stock	609,893	655,463
Restricted stock units - vested and unissued	20,847	61,428
Restricted stock units - unvested	148,251	65,117
Restricted stock awards - vested and unissued	—	974
Investment options to purchase shares of common stock	1,070,000	1,070,000
Options to purchase shares of common stock	31,852	22,829
Total potentially dilutive securities	1,880,843	1,875,811

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

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of September 30, 2023, and December 31, 2022 because of their short-term nature.

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of September 30, 2023, and December 31, 2022, and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities, derivative liability, and investment options:

	Level	September 30, 2023	December 31, 2022
Warrant liabilities - January 2021 Warrants	3	$18	$81
Warrant liabilities - February 2021 Warrants	3	59	79
Warrant liabilities - February 2022 Warrants	3	300,480	185,055
Fair value of warrant liability		$300,557	$185,215

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Level	September 30, 2023	December 31, 2022
Derivative liability - May 2022	3	$—	$727,000
Fair value of derivative liability		$—	$727,000

	Level	September 30, 2023	December 31, 2022
H.C. Wainwright & Co., LLC investment options	3	$70,521	$44,904
RD investment options	3	442,653	302,289
PIPE investment options	3	737,755	503,815
Fair value of investment option liability		$1,250,929	$851,008

The warrant liabilities, derivative liability, and investment options are all classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded within other income (expense) on the condensed consolidated statements of operations and comprehensive loss.

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities, derivative liability, and investment options that are classified as Level 3:

Total Warrant Liabilities
Fair value as of December 31, 2022	$185,215
Change in fair value	115,342
Fair value as of September 30, 2023	$300,557

Total Derivative Liability
Fair value as of December 31, 2022	$727,000
Change in fair value arising from redemption of Akos Series A Preferred Stock - See Note 8	(727,000)
Fair value of derivative liability as of September 30, 2023	$—

Total Investment Option Liability
Fair value as of December 31, 2022	$851,008
Change in fair value	399,921
Fair value of investment option liability as of September 30, 2023	$1,250,929

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of September 30, 2023 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants	February 2022 Post-Modification Warrants
Term (years)	2.3	2.4	3.4	4.3
Stock price	$2.38	$2.38	$2.38	$2.38
Exercise price	$247.50	$245.00	$27.50	$7.78
Dividend yield	—%	—%	—%	—%
Expected volatility	80.0%	85.0%	96.0%	94.0%
Risk free interest rate	5.00%	4.90%	4.80%	4.70%
Number of warrants	36,429	34,281	338,000	122,000
Value (per share)	$—	$—	$0.46	$1.18

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of September 30, 2023 are below:

	H.C. Wainwright & Co., LLC Options	RD Offering Options	PIPE Offering Options
Term (years)	3.8	4.3	4.3
Stock price	$2.38	$2.38	$2.38
Exercise price	$10.00	$7.78	$7.78
Dividend yield	—%	—%	—%
Expected volatility	97.0%	94.0%	94.0%
Risk free interest rate	4.70%	4.70%	4.70%
Number of investment options	70,000	375,000	625,000
Value (per share)	$1.01	$1.18	$1.18

The key inputs into the Weighted Expected Return valuation model for the Level 3 valuations of the derivative liability as of redemption, are below:

May 2022 Derivative Liability
Principal	$—
Dividend rate	—%
Market rate	—%

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

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2023 and December 31, 2022, the prepaid expenses and other current assets of the Company consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid research and development	$651,623	$268,686
Prepaid value-added taxes	229,909	159,782
Prepaid professional fees	74,500	—
Prepaid insurance	332,508	174,406
Prepaid other	146,014	105,179
Deferred offering costs	125,800	—
Total prepaid expenses and other current assets	$1,560,354	$708,053

NOTE 4. INTANGIBLE ASSETS

As of September 30, 2023, the Company’s intangible assets consisted of:

Definite lived intangible assets
Balance at December 31, 2022	$379,686
Amortization	(126,566)
Balance at September 30, 2023	$253,120

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For identified definite lived intangible assets, there was no impairment expense during the three and nine months ended September 30, 2023 and 2022. For identified definite lived intangible assets, amortization expense amounted to $42,191 during the three months ended September 30, 2023, and 2022, respectively. For identified definite lived intangible assets, amortization expense amounted to $126,566 and $126,563 during the nine months ended September 30, 2023 and 2022.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc. (“EBCI”), with all amounts translated into U.S. dollars:

	September 30, 2023	December 31, 2022
Lab equipment	$818,460	$831,123
Computer equipment and leasehold improvements	27,759	25,137
Less: Accumulated depreciation	(307,067)	(178,775)
Property and equipment, net of accumulated depreciation	$539,152	$677,485

Depreciation expense was $44,105 and $44,458 for the three months ended September 30, 2023, and 2022, respectively. Depreciation expense was $132,734 and $114,850 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 6. ACCRUED LIABILITIES

As of September 30, 2023 and December 31, 2022, the accrued liabilities of the Company consisted of the following:

	September 30, 2023	December 31, 2022
Product development	$94,663	$195,104
Accrued salaries and wages	729,616	1,175,963
Professional fees	74,499	83,255
Accrued restructuring costs	607,602	—
Accrued franchise taxes	9,449	—
Patent costs	18,000	251,333
Total accrued expenses	$1,533,829	$1,705,655

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of September 30, 2023, 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock were authorized under the Company’s articles of incorporation.

Equity Distribution Agreement

On September 1, 2023, the Company entered into the Distribution Agreement, with Canaccord, pursuant to which the Company may offer and sell from time to time, through Canaccord as sales agent and/or principal, shares of common stock of the Company, par value $0.01 per share having an aggregate offering price of up to $10.0 million. Due to the offering limitations applicable to the Company and in accordance with the terms of the Distribution Agreement, the Company may offer Common Stock having an aggregate gross sales price of up to $2,392,514 pursuant to the prospectus supplement dated September 1, 2023 (the “Prospectus Supplement”). Subject to the terms and conditions of the Distribution Agreement, Canaccord may sell the Common Stock by any method permitted by law deemed to be an “at-the-market offering”. The Company will pay Canaccord a commission equal to 3.0% of the gross sales price of the Common Stock sold through Canaccord under the Distribution Agreement and has also agreed to reimburse Canaccord for certain expenses. The Company may also sell Common Stock to Canaccord as principal for Canaccord’s own account at a price agreed upon at the time of sale. Any sale of Common Stock to Canaccord as principal would be pursuant to the terms of a separate terms agreement between the Company and Canaccord.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2023, the Company has issued no shares of common stock through the Distribution Agreement. The Company had capitalized deferred offering costs of $125,800 related to establishing the Distribution Agreement with Canaccord and the Purchase Agreement with Lincoln Park and no reductions to additional paid in capital.

Common Stock Activity

On February 15, 2022, the Company completed a public offering of 400,000 shares of Common Stock and warrants to purchase up to 400,000 shares of Common Stock for gross proceeds of approximately $10.0 million, before deducting underwriting discounts and commissions and other offering expenses. A.G.P./Alliance Global Partners acted as sole book-running manager for the offering. In addition, Enveric granted the underwriter a 45-day option to purchase up to an additional 60,000 shares of Common Stock and/or warrants to purchase up to an additional 60,000 shares of Common Stock at the public offering price, which the underwriter has partially exercised for warrants to purchase up to 60,000 shares of common stock. At closing, Enveric received net proceeds from the offering of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses with $5.8 million allocated to equity, $3.6 million to warrant liability and the remaining $0.3 million recorded as an expense.

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

During the nine months ended September 30, 2023, a total of 103,641 shares of Common Stock were issued pursuant to the conversion of restricted stock units. During the nine months ended September 30, 2022, a total of 2,122 shares of Common Stock were issued pursuant to the conversion of restricted stock units.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity under the Company’s incentive plan for the nine months ended September 30, 2023, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	48,329	$37.05	$44.82	4.1	$—
Forfeited	(16,476)	$5.79	$5.80	—	$—
Outstanding at September 30, 2023	31,852	$53.18	$74.04	3.4	$—
Exercisable at September 30, 2023	24,626	$63.72	$86.52	3.0	$—

The Company’s stock-based compensation expense, recorded within general and administrative expense in the condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended September 30, 2023, and 2022 was $44,606 and $48,697, respectively. The Company’s stock-based compensation expense, recorded within general and administrative expense, related to stock options for the nine months ended September 30, 2023 and 2022 was $147,067 and $134,383, respectively. As of September 30, 2023, the Company had $93,697 in unamortized stock option expense, which will be recognized over a weighted average period of 1 year.

Restricted Stock Awards

For the three months ended September 30, 2023, and 2022, the Company recorded $0 and $6,250, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. For the nine months ended September 30, 2023 and 2022, the Company recorded $0 and $24,363, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of September 30, 2023, there were no unamortized stock-based compensation costs related to restricted share awards. During the three months ended September 30, 2023, the Company settled the 708 vested and unissued shares for cash of $14,250. As of September 30, 2023, there are 0 vested and unissued shares of restricted stock awards.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the nine months ended September 30, 2023:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2022	64,053	$92.57
Granted	182,500	$2.73
Vested	(62,636)	$19.80
Forfeited	(35,666)	$27.45
Non-vested at September 30, 2023	148,251	$28.39

For the three months ended September 30, 2023, and 2022, the Company recorded $328,253 and $590,190, respectively, in stock-based compensation expense related to restricted stock units. For the nine months ended September 30, 2023 and 2022, the Company recorded $1,638,365 and $1,932,553 respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2023, the Company had unamortized stock-based compensation costs related to restricted stock units of $2,388,221 which will be recognized over a weighted average period of 2.3 years and unamortized stock-based costs related to restricted stock units which will be recognized upon achievement of specified milestones. As of September 30, 2023, 20,847 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of September 30, 2023.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense for RSUs:
General and administrative	$101,607	$357,756	$946,851	$1,138,080
Research and development	226,646	232,434	691,514	794,473
Total	$328,253	$590,190	$1,638,365	$1,932,553

Warrants

The following table summarizes information about shares issuable under warrants outstanding on September 30, 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2022	655,463	$58.36	3.6	$5,514
Expired	(45,570)	$111.50	—	$—
Outstanding at September 30, 2023	609,893	$50.46	2.9	$—
Exercisable at September 30, 2023	609,893	$50.46	2.9	$—

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 public offering and July 2022 RD Offering, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Investment Options

The following table summarizes information about investment options outstanding on September 30, 2023:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2022	1,070,000	$7.93	5.1	$—
Outstanding at September 30, 2023	1,070,000	$7.93	4.3	$—
Exercisable at September 30, 2023	1,070,000	$7.93	4.3	$—

NOTE 8. REDEEMABLE NON-CONTROLLING INTEREST

Spin-Off and Related Private Placement

In connection with the Spin-Off, on May 5, 2022, Akos and the Company entered into into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos Series A Preferred Stock, at price of $1,000 per share, and warrants (the “Akos Warrants”) Akos Warrants to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). The Akos Purchase Agreement was guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 was to be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in RNCI (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Akos Private Placement. Pursuant to the Akos Purchase Agreement, Akos had agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement to be paid to Palladium in the form of convertible preferred stock and warrants was on similar terms to the securities issued in the Akos Private Placement. Palladium was also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock. As of September 30, 2023, no accruals are required to be recorded for the fees or warrants since the Akos Series A Preferred Stock has been redeemed.

Terms of Akos Series A Preferred Stock

Under the Certificate of the Designations, Preferences, and Rights of Series A Convertible Preferred Stock of Akos (the “Akos Series A Preferred Certificate of Designations”), on or immediately prior to the completion of the spin-off of Akos into an independent, separately traded public company listed on the Nasdaq Stock Market, the outstanding Akos Series A Preferred Stock automatically converted into a number of shares of Akos Common Stock equal to 25% of the then issued and outstanding Akos Common Stock, subject to the Beneficial Ownership Limitation (as defined in the Akos Purchase Agreement). Cumulative dividends on each share of Akos Series A Preferred Stock accrue at the rate of 5% annually.

The Akos Series A Preferred Certificate of Designations provided that upon the earlier of (i) the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred; or (ii) such time that Akos and the Company have abandoned the Spin-Off or the Company is no longer pursuing the Spin-Off in good faith, the holders of the Akos Series A Preferred Stock shall have the right (the “Put Right”), but not the obligation, to cause Akos to purchase all or a portion of the Akos Series A Preferred Stock for a purchase price equal to $1,000 per share, subject to certain adjustments as set forth in the Akos Series A Preferred Certificate of Designations (the “Stated Value”), plus all the accrued but unpaid dividends per share. In addition, after the one-year anniversary of May 5, 2022, and only in the event that the Spin-Off has not occurred and Akos is not in material default of any of the transaction documents, Akos may, at its option, at any time and from time to time, redeem the outstanding shares of Akos Series A Preferred Stock, in whole or in part, for a purchase price equal to the aggregate Stated Value of the shares of Akos Series A Preferred Stock being redeemed and the accrued and unpaid dividends on such shares. Pursuant to the Akos Purchase Agreement, the Company has guaranteed the payment of the purchase price for the shares purchased under the Put Right.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption of Akos Series A Preferred Stock

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised the Put Right requiring Akos to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $52,000 for a total of approximately $1,052,000. The Company had 20 days following the receipt of the Put Exercise Notice to make the payment and made payment on May 19, 2023. Upon redemption in May 2023, the Company revalued the derivative liability and the Company recognized a change in fair value of the derivative liability on the Company’s condensed consolidated statement of operations during the second quarter of 2023 of $714,000.

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

The table below presents the reconciliation of changes in redeemable non-controlling interest:

Balance at December 31, 2022	$885,028
Preferred dividends attributable to redeemable non-controlling interest	19,041
Accretion of embedded derivative and transaction costs associated with Akos Series A Preferred	147,988
Redemption of Akos Series A Preferred Stock	(1,052,057)
Balance at September 30, 2023	$—

In May 2023, the Akos Series A Preferred Stock was redeemed for a total of $1,052,057, and the balance of the redeemable non-controlling interest is $0 as of September 30, 2023.

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

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 USD as of September 30, 2023. As of September 30, 2023, the Company has paid approximately $950,997 of the Avance Clinical contract costs and has $549,713 recorded as prepaid assets within prepaid and other current assets on the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2023, the Company has expensed $157,117 and $401,284 in research and development expenses, respectively, within the accompanying condensed consolidated statement of operations.

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 1 and 18 months. These agreements, in aggregate, commit the Company to approximately $1.2 million in future cash payments.

NOTE 10. SUBSEQUENT EVENTS

Lincoln Park Equity Line

On November 3, 2023, the Company entered into a Purchase Agreement and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $10.0 million of the Company’s common stock, par value $0.01 per share subject to certain limitations and satisfaction of the conditions set forth in the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock (the “Purchase Shares”). However, such sales of Common Stock by the Company, if any, will be subject to important limitations set forth in the Purchase Agreement, including limitations on number of shares that may be sold. Sales may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement on Form S-1 covering the resale of the shares of our Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement, which the Company has filed with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC.

Because the purchase price per share to be paid by Lincoln Park for the shares of Common Stock that we may elect to sell to Lincoln Park under the Purchase Agreement, if any, will fluctuate based on the market prices of our Common Stock at the time we elect to sell shares to Lincoln Park pursuant to the Purchase Agreement, if any, it is not possible for us to predict the number of shares of Common Stock that we will sell to Lincoln Park under the Purchase Agreement, the purchase price per share that Lincoln Park will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Lincoln Park under the Purchase Agreement.

For additional details, please refer to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2023.

2020 Long-Term Incentive Plan Amended

On November 2, 2023, the shareholders approved the amendments to the 2020 Long-Term Incentive Plan, which was approved by the Board on August 8, 2023 (the “Amended Incentive Plan”). The Amended Incentive Plan increased the number of authorized shares reserved for issuance under the Amended Incentive Plan to a maximum of 350,000, subject to adjustment.

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

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. Leveraging its unique discovery and development platform, The Psybrary™, Enveric has created a robust intellectual property portfolio of New Chemical Entities for specific mental health indications. Enveric’s lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. Enveric is developing the first product from the EVM201 Series – EB-373 – for the treatment of psychiatric disorders. Enveric is also advancing its second program, the EVM301 Series, expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

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

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised their Put Right requiring Akos to redeem all of the outstanding shares of Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $52,000 for a total redemption amount of approximately $1,052,000. The Company completed the redemption May 19, 2023. The Company now plans to engage with strategic advisors to identify and pursue alternative routes to capture value from the cannabinoid assets.

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

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s TGA and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 as of September 30, 2023. As of September 30, 2023, the Company has paid $950,997 of the Avance Clinical contract costs and has $549,713 recorded as prepaid assets. For the three and nine months ended September 30, 2023, the Company has expensed $157,117 and $401,284 in research and development expenses, respectively.

Reduction in Force/Restructuring

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out were terminated. The Company recognized severance charges of approximately $453,059 through September 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of September 30, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts.

On June 16, 2023, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer (the “Kanubaddi Separation Agreement”). In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi’s outstanding RSUs will retain their vesting conditions. Mr. Kanubaddi’s 2023 salary and benefits of $550,974 was accrued and will be paid out in twelve equal monthly installments beginning in July 2023. Upon termination, any unvested time-based RSU’s became fully vested. The Company accelerated expense recognized related to these shares that vested upon termination of $231,273. Of the 11,278 market performance-based RSUs, 3,759 will continue to be subject to the original terms and conditions of Mr. Kanubaddi’s employment agreement and the remainder were forfeited.

Equity Distribution Agreement

On September 1, 2023, the Company entered into the Distribution Agreement, with Canaccord, pursuant to which the Company may offer and sell from time to time, through Canaccord as sales agent and/or principal, shares of common stock of the Company, par value $0.01 per share having an aggregate offering price of up to $10.0 million. Due to the offering limitations applicable to the Company and in accordance with the terms of the Distribution Agreement, the Company may offer Common Stock having an aggregate gross sales price of up to $2,392,514 pursuant to the prospectus supplement dated September 1, 2023 (the “Prospectus Supplement”). Subject to the terms and conditions of the Distribution Agreement, Canaccord may sell the Common Stock by any method permitted by law deemed to be an “at-the-market offering”. The Company will pay Canaccord a commission equal to 3.0% of the gross sales price of the Common Stock sold through Canaccord under the Distribution Agreement and has also agreed to reimburse Canaccord for certain expenses. The Company may also sell Common Stock to Canaccord as principal for Canaccord’s own account at a price agreed upon at the time of sale. Any sale of Common Stock to Canaccord as principal would be pursuant to the terms of a separate terms agreement between the Company and Canaccord.

During the three and nine months ended September 30, 2023, the Company has issued no shares of common stock through the Distribution Agreement.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2023, and 2022:

	For the Three Months Ended September 30,
	2023	2022
Operating expenses
General and administrative	$2,010,349	$3,514,547
Research and development	1,351,750	2,055,656
Depreciation and amortization	86,296	86,646
Total operating expenses	3,448,395	5,656,849

Loss from operations	(3,448,395)	(5,656,849)

Other income (expense)
Change in fair value of warrant liabilities	67,822	1,599,623
Change in fair value of investment option liability	562,715	1,809,622
Change in fair value of derivative liability	—	(231,000)
Interest income (expense)	2,237	(308)
Total other income	632,774	3,177,937
Net loss before income taxes	$(2,815,621)	$(2,478,912)

Income tax expense	(6,595)	—

Net loss	$(2,822,216)	$(2,478,912)

General and Administrative Expenses

Our general and administrative expenses decreased to $2,010,349 for the three months ended September 30, 2023 from $3,514,547 for the three months ended September 30, 2022, a decrease of $1,504,198, or 43%. This change was primarily driven by a decrease in transaction expenses from liability classified equity offerings of $704,094, stock based compensation of $329,178, directors and officer insurance of $252,097, and marketing of $201,862.

Research and Development Expenses

Our research and development expense for the three months ended September 30, 2023 was $1,351,750 as compared to $2,055,656 for the three months ended September 30, 2022 with a decrease of $703,906, or approximately 34%. This change was primarily driven by the change in strategy and cost reduction plan resulting in a decrease of payroll and consulting fees of $804,023, scientific advisory board fees of $41,198 and product development expense of $151,989, offset by the increase of the Avance clinical contract of $290,797.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2023 was $86,296 as compared to $86,646 for the three months ended September 30, 2022, with a decrease of $350. Depreciation and amortization expense was substantially similar for the three months ended September 30, 2023 compared with the three months ended September 30, 2022.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2023 resulted in income of $67,822 as compared to income of $1,599,623 for the three months ended September 30, 2022. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The Company’s stock price was $2.38 as of September 30, 2023, $3.37 as of June 30, 2023, $4.22 as of September 30, 2022 and $10.70 as of June 30, 2022. The stock price of the Company decreased approximately 29% during the three months ended September 30, 2023 compared to a decrease of approximately 61% during the three months ended September 30, 2022. The significant percentage change in the Company’s stock price during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, resulted in the increase to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability for the three months ended September 30, 2023 resulted in income of $562,715, as compared to $1,809,622 during the three months ended September 30, 2022. The change in fair value is due to the significant decrease in the Company’s stock price for the three months ended September 30, 2023. The Company’s stock price was $2.38 on September 30, 2023 and $3.37 on June 30, 2023, a decrease of approximately 29% during that time compared to a decrease of approximately 33% during the three months ended September 30, 2022.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability expense was $231,000 for the three months ended September 30, 2022, compared to $0 for the three months ended September 30, 2023 due to redemption of the redeemable stock in May 2023 and therefore no probability of occurrence of the Akos spin-off as of September 30, 2023 as compared to June 30, 2023.

The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Operating expenses
General and administrative	$7,921,340	$8,783,619
Research and development	5,883,440	6,134,421
Depreciation and amortization	259,300	241,413
Total operating expenses	14,064,080	15,159,453

Loss from operations	(14,064,080)	(15,159,453)

Other income (expense)
Change in fair value of warrant liabilities	(115,342)	3,845,514
Change in fair value of investment option liability	(399,921)	1,809,622
Change in fair value of derivative liability	727,000	(284,000)
Interest income (expense)	3,142	(5,114)
Total other income	214,879	5,366,022

Net loss before income taxes	$(13,849,201)	$(9,793,431)
Income tax expense	(6,595)	—
Net loss	$(13,855,796)	$(9,793,431)

General and Administrative Expenses

Our general and administrative expenses decreased to $7,921,340 for the nine months ended September 30, 2023 from $8,783,619 for the nine months ended September 30, 2022, a decrease of $862,279, or 10%. This change was primarily driven by a decrease in transaction expenses from liability classified equity offerings of $823,970, directors and officers insurance of $780,797, stock based compensation of $202,908 and marketing of $274,814, partially offset by an increase in consulting fees of $626,382, accounting fees of $310,797 and franchise taxes of $307,644.

Research and Development Expenses

Our research and development expense for the nine months ended September 30, 2023 was $5,883,440 as compared to $6,134,421 for the nine months ended September 30, 2022 with a decrease of $250,981, or approximately 4%. This change was primarily driven by increase of the Avance clinical contract of $646,029 and product development of $141,085 offset by payroll and consulting fees of $1,021,851 for the change in strategy and reduction in workforce as part of the cost reduction plan.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2023 was $259,300 as compared to $241,413 for the nine months ended September 30, 2022, with an increase of $17,887, or approximately 7%. This increase is due to fixed asset additions during the nine months ended September 30, 2022 which only incurred partial depreciation, compared to a full nine months’ of depreciation during the nine months ended September 30, 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities the nine months ended September 30, 2023 resulted in expense of $115,342 as compared to income of $3,845,514 for the nine months ended September 30, 2022. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The Company’s stock price per share was $2.38 as of September 30, 2023, $2.08 as of December 31, 2022, $4.22 as of September 30, 2022 and $46.50 as of December 31, 2021. The stock price of the Company increased approximately 14% during the nine months ended September 30, 2023 compared to a decrease of approximately 91% during the nine months ended September 30, 2022. The significant percentage change in the Company’s stock price during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, resulted in the increase to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability during the nine months ended September 30, 2023 resulted in expense of $399,921, as compared to $1,809,622 during the nine months ended September 30, 2022. The change in fair value is due to the significant increase in the Company’s stock price the nine months ended September 30, 2023. The Company’s stock price per share was $2.08 on December 31, 2022 and $2.38 on September 30, 2023, an increase of approximately 14% during that time, compared to a decrease of approximately 33% during the nine months ended September 30, 2022. The significant percentage change in the Company’s stock price during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, resulted in the increase to the change in fair value of warrant liabilities.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability was expense of $284,000 for the nine months ended September 30, 2022 compared to income of $727,000 for the nine months ended September 30, 2023, due primarily to the May 2023 redemption which ceased the probability of occurrence of the Akos spin-off and Akos Series A Preferred Stock redemption as of September 30, 2023 as compared to December 31, 2022.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $93,063,582 as of September 30, 2023 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $12,343,363 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, the Company had a loss from operations of $14,064,080. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2023, the Company had cash of $4,266,568 and working capital of $1,643,374. The Company’s current cash on hand is insufficient enough to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include reducing the Company’s rate of spend, managing its cash flow, advancing its programs, and raising additional working capital through public or private equity or debt financings or other sources, which has included the Equity Distribution Agreement with Canaccord for proceeds of up to $2.4 million and the Purchase Agreement with Lincoln Park, which may include collaborations with third parties as well as disciplined cash spending, to increase the Company’s cash runway. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. Additionally, on June 16, 2023, the Company entered into the Kanubaddi Separation Agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer. In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi’s outstanding RSUs will retain their vesting conditions. Mr. Kanubaddi’s 2023 salary and benefits was accrued and will be paid out in twelve equal monthly installments beginning in July 2023. The Company recognized severance charges of approximately $1,004,033 through September 30, 2023, with $396,431 of these charges paid as of September 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of September 30, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts.

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

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table sets forth a summary of cash flows for the years presented:

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(12,343,363)	$(13,684,606)
Net cash provided by (used in) investing activities	11,705	(577,972)
Net cash (used in) provided by financing activities	(1,157,057)	18,180,138
Effect of foreign exchange rate on cash	31,399	(72,554)
Net (decrease) increase in cash	$(13,457,316)	$3,845,006

Operating Activities

Net cash used in operating activities was $12,343,363 during the nine months ended September 30, 2023, which consisted primarily of a net loss adjusted for non-cash items of $11,962,774, an increase in prepaid expenses of $746,033, and an increase in accounts payable and accrued liabilities of $429,688.

Net cash used in operating activities was $13,684,606 during the nine months ended September 30, 2022, which consisted primarily of a net loss adjusted for non-cash items of $12,728,490, increase in prepaid expenses and other current assets of $758,419, and a decrease in accounts payable and accrued liabilities of $106,675.

Investing Activities

Net cash provided by investing activities was $11,705 during the nine months ended September 30, 2023, which consisted of the purchase of property and equipment, offset by proceeds from sale of property and equipment.

Net cash used in investing activities was $577,972 during the nine months ended September 30, 2022, which consisted of the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $1,157,057 during the nine months ended September 30, 2023, which consisted of the redemption of redeemable non-controlling interest and payment of deferred offering costs.

Net cash provided by financing activities was $18,180,138 during the nine months ended September 30, 2022, which consisted of $17,222,100 in proceeds from the sale of common stock and warrants and $958,038 in proceeds from the sale of redeemable non-controlling interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From inception through September 30, 2023, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended September 30, 2023 and September 30, 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report for the year ended December 31, 2022, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2023.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2023.

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

As of September 30, 2023, there were control deficiencies that constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2023, as amended on June 9, 2023 and quarterly reports on Form 10-Q as filed with the SEC on May 15, 2023 and August 11, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K as filed with the SEC on March 31, 2023, as amended on June 9, 2023 and quarterly reports on Form 10-Q as filed with the SEC on May 15, 2023 and August 11, 2023.

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

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company recognized severance charges of approximately $1,004,033 through September 30, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of September 30, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Equity Distribution Agreement, dated as of September 1, 2023, by and between Enveric Biosciences, Inc. and Cannacord Genuity LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2023)
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32.1**	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS*	Inline XBRL Instance Document*
101.SCH*	Inline XBRL Taxonomy Extension Schema*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC
November 13, 2023
	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

November 13, 2023
	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

