Form 10-K
period 2023-12-31
Enveric Biosciences, Inc.
filed 2024-03-26
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on a closing price of $3.37 per share, was approximately $7.1 million.

As of March 21, 2024, there were 7,294,005 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Stockholders to be held May 28, 2024 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023. Additionally, portions of the Annual Report are incorporated by reference in this Form 10-K in response to Items within Part II.

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

●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;

●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;

●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;

●	the limited study on the effects of psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelics;

●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;

●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;

●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;

●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;

●	our ability to establish or maintain collaborations on the development of therapeutic candidates;

●	our ability to obtain appropriate or necessary governmental approvals to market potential products;

●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;

●	our significant and increasing liquidity needs and potential requirements for additional funding;

●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;

●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);

●	the intense competition we face, often from companies with greater resources and experience than us;

●	our ability to retain key executives and scientists;

●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;

●	political, economic, and military instability in Israel which may impede our development programs; and

●	other factors described in the “Risk Factors” section of this Annual Report on Form 10-K

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

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation (as defined herein), the amalgamated corporation (“Amalco”) became an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021.

On March 21, 2023, the Company established Enveric Therapeutics, an Australia-based subsidiary, to support the Company’s plans to advance its lead program, the EVM201 Series, comprised of the next generation synthetic prodrugs of the active metabolite, psilocin (“EVM201 Series”), towards the clinic. Enveric Therapeutics will oversee the Company’s preclinical, clinical, and regulatory activities in Australia, including ongoing interactions with the local Human Research Ethics Committees (“HREC”) and the Therapeutic Goods Administration (“TGA”), Australia’s regulatory authority.

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

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. Leveraging our unique discovery and development platform, The Psybrary™, we have created a robust intellectual property portfolio of new chemical entities for specific mental health indications. Our lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. We are developing the first product from the EVM201 Series – EB-002 – for the treatment of psychiatric disorders. We are also advancing its second program, the EVM301 Series – EB 003 – expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

Psychedelics

Following our amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), we have continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including anxiety. We synthesize novel versions of classic psychedelics, such as psilocybin, N,N-Dimethyltryptamine (“DMT”), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company has created over 1,000 novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) that are housed in the Psybrary™. Our current focus is develop our lead molecules EB-002 and EB-003 and to out-license other molecules from the Psybrary™.

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

Product Candidates

Our pipeline of product candidates and key ongoing development programs are shown in the tables below:

Product Candidates	Targeted Indications	Status	Expected Next Steps
EB-002
Second-generation psychedelic asset: prodrug of psilocin	Anxiety	Pre-Clinical Development	Filing of HREC for FIH study in Australia
EB-003
Third-generation psychedelic-inspired new chemical entity	Mental health indication	Pre-Clinical Development	IND Filing

Intellectual Property

We are a party to certain license agreements as described below, and going forward we intend to both develop intellectual property and license intellectual property from pharmaceutical and biotechnology companies and research institutions which would cover research stage and clinical stage assets to build a pipeline of product candidates.

The current focus of Enveric’s intellectual property is in psychedelics, including multiple portfolios of psychedelic-inspired compounds and formulations and methods of making, using, and treating mental and neurological disorders. In addition, Enveric has intellectual property related to computer assisted methods of discovering promising novel psychedelic-inspired compounds. The Enveric intellectual property estate includes several portfolios of cannabinoid-related patents and patent applications related to the treatment of pain and treatment of cancer.

Psychedelics

We own full rights to 22 patent families related to psychedelic inspired compounds.

Psilocybin Derivatives. A portfolio of ten patent families, represented by five United States patents and 33 pending United States and non-United States patent applications, related to psilocybin derivatives, methods of making psilocybin derivatives, and methods for treatment of mental disorders, such as anxiety, post-traumatic-stress disorder (“PTSD”), and other psychiatric conditions.

Psilocybin Prodrugs. A portfolio of four patent families, represented by three United States patents, three pending United States applications, and four pending Patent Cooperation Treaty (“PCT”) applications related to prodrugs of psilocin.

Mescaline Derivatives – EVM 501 Series. A portfolio of four patent families represented by four pending United States patent applications and four PCT applications related to mescaline derivatives and methods of treatment using mescaline derivatives.

Mescaline Derivatives – EVM 401 Series. A portfolio of four patent families represented by four pending PCT applications related to MDMA derivatives and methods of treatment using MDMA derivatives.

The portfolios include the following published and unpublished applications:

Psilocybin Derivatives. These ten patent families include applications and patents related to different psilocybin derivative compounds, methods for making the compounds, methods for modulating a 5-HT2A cell surface receptor, and methods for treating psychiatric disorders:

●	Glycosylated Psilocybin Derivatives and Methods of Using (WO 2022/040802)

●	Halogenated Psilocybin Derivatives and Methods of Using (WO2022047579)

●	Hydroxylated Psilocybin Derivatives and Methods of Using (WO2022047580)

●	Nitrated Psilocybin Derivatives and Methods of Using (WO 2022/047583)

●	Aminated Psilocybin Derivatives and Methods of Using (WO2023044556A1)

●	Nitrilated Psilocybin Derivatives and Methods of Using (WO2022104475A1)

●	Carboxylated Psilocybin Derivatives and Methods of Using (WO2022115944)

●	Aldehyde and Ketone Derivatives of Psilocybin and Methods of Using (WO2022115960)

●	Prenylated Psilocybin Derivatives and Methods of Using (WO2022155751)

●	Multi-substituent Psilocybin Derivatives and Methods of Using (WO2022170438)

Psilocybin Prodrugs. These four patent families include applications and patents related to novel tryptamine derivative compounds which serve as prodrugs for psilocin, and methods for making and using the prodrugs for treatment of psychiatric disorders.

●	C-4 Substituted Tryptamine Derivatives and Methods of Using (WO2023/173227A1) - This application relates to several groups of novel C4-substituted tryptamine derivative compounds and pharmaceutical drug formulations containing C4-ether-substituted tryptamine derivative compounds, C4-carbonic ester- substituted tryptamine derivative compounds, C4-polyether substituted tryptamine derivative compounds, and C4-phosphate substituted tryptamine derivative compounds. These pharmaceutical formulations may be used to treat psychiatric disorders.

●	C-4 Carboxylic Acid Substituted Tryptamine Derivatives and Methods of Using (WO2023/173196A1)

●	C-4 Carbanothioate Substituted Tryptamine Derivatives and Methods of Using (WO 2023/173197)

●	Salts of C4-Carboxylic Acid and C4-Carbonothioate-substituted Tryptamine Derivatives and Methods of Using (WO 2023/173229)

Mescaline Derivatives – EVM 501 Series. These four patent families include applications related to novel mescaline derivative compounds and pharmaceutical formulations, methods for making and using those compounds and formulations, and methods for treating a neurological disorder. One is published, and three are currently unpublished PCT applications.

●	Fused Heterocyclic Mescaline Derivatives (WO2024026568A1)

●	Three unpublished applications directed to three other groups of novel Mescaline Derivatives, described in PCT/CA2023/051422, PCT/CA2023/051548, and PCT/CA2023/051670

●	Four unpublished United States Track One Patent Applications, one each corresponding to each of the four PCT application in this family

Mescaline Derivatives – EVM 401 Series. These four patent families include applications related to novel mescaline derivative compounds and pharmaceutical formulations, methods for making and using those compounds and formulations, and methods for treating a neurological disorder. One is published, and three are currently unpublished PCT applications.

●	Glycosylated Mescaline Derivatives and Methods of Using (WO2023/102658)

●	Isopropylamine Analogues of Glycosylated Mescaline Derivatives (WO2023/102659)

●	Phosphorylated and Sulfonated Mescaline Derivatives and Methods of Using (WO 2023/044574)

●	Isopropylamine Analogues of Phosphorylated and Sulfonated Mescaline Derivatives (WO 2023/108296)

Computer Assisted Drug Discovery

●	Computer Implemented Methods and Systems for Identifying Tryptamine Derivative Compounds Capable of Interacting with a 5-HT2A Receptor (Provisional patent application)

Cannabinoids

We own rights to six families of cannabinoid-related intellectual property. All cannabinoid-related technology, intellectual property, and agreements are held by Enveric’s subsidiary, Akos Biosciences, Inc. The Akos cannabinoid portfolios have three focus areas: conjugate molecules for the treatment of pain; cancer treatment comprising combination treatment; and topical creams for treating the effects of cancer radiation.

Cannabinoid-Conjugates. A portfolio of three patent families discloses and variously claims novel conjugate molecules of cannabinoids linked with either COX-2 inhibitors or steroids for treatment of pain, osteoarthritis, rheumatoid arthritis, and other diseases. Two patent families in-licensed from Diverse Biotech (see detail below) comprise of one United States patent and twelve pending United States and non-United States patent applications. The third and wholly owned patent family comprises two United States patents, four pending United States and non-United States patent applications, and one pending PCT application.

●	Cannabinoid Conjugate Molecules (WO2020263888A1) (In-licensed)

●	Conjugate Molecules (WO2021076197A1) (In-licensed)

●	Cannabinoid Conjugate Molecules (WO2023150057A1) (wholly owned by Enveric’s subsidiary Akos Biosciences, Inc.)

Cancer Treatment. A portfolio of two patent families addresses the treatment of cancer using a combination of a cannabinoid and a chemotherapeutic agent. The two patent families are represented by one United States patent and five pending United States and non-United States patent applications.

●	Combination of a cannabinoid and a chemotherapeutic agent for the treatment of breast cancer (WO2019193112A1)

●	Administration regimes of cannabinoids in combination with chemotherapeutics against cancer (WO2021028646A1

Cannabinoid Crème. A portfolio comprising a single patent family focuses on cremes for the treatment of radiation dermatitis, a frequent side effect of cancer treatment which needs a higher standard of care for patients. The patent family includes one pending United States patent application and one pending PCT application.

●	Compositions for Topical Treatment of Radiation Dermatitis (WO2023154264A1)

Diverse Biotech, Inc. In-License

We hold limited rights to patent applications owned by Diverse Biotech, Inc. for the use of cannabinoids in conjugate form with five existing, standard-of-care drugs (celecoxib and four selected steroids) via Diverse Biotech’s patent pending conjugate drug delivery platform. Our rights extend to all fields of use. The intended target for development of such conjugates is alleviating pain, specifically the pain of osteoarthritis, rheumatoid arthritis, and cancer, with the goal of achieving improved and novel therapeutic outcomes for patients.

The in-licensed Diverse Biotech, Inc. portfolio includes two patent families comprising one issued and 12 pending national applications. Those patents and applications disclose conjugate chemistry that combines cannabinoids with existing drugs in conjugate form that we believe will provide differentiation in use and efficacy from combination therapy of drugs and cannabinoids. The license extends for as long as Enveric intends to develop and commercialize the licensed Agents and Products. The patent applications, should they issue, may expire as late as 2040.

Research & Development

In view of the urgent need for new and more effective mental health treatments, we intend to combine innovative scientific discoveries and bio-chemical synthesis, along with accelerated clinical development plans to create, develop and progress novel therapies using psychedelic-inspired medications and similar compounds. Our current research and development efforts are focused on developing novel molecules structurally related to certain naturally occurring psychedelics with improved pharmaceutical characteristics. Some of the naturally occurring psychedelic molecules are currently being investigated by researchers around the world as potential treatments for a broad range of psychiatric and neurologic disorders.

Clinical Studies

We are currently pursuing drug discovery and pre-clinical activities in order to advance a number of novel psychedelic-inspired molecules towards the clinic. Enveric’s lead programs are EB-002 and EB-003. EB-002 is a next generation prodrug of psilocin, the active metabolite of psilocybin. It is the lead drug candidate from the EVM201 Series currently advancing through preclinical development with the aim of initiating first-in-human studies, followed by clinical trials targeting the treatment of anxiety disorders. EB-003 is a next generation analog of DMT. It is the lead drug candidate from the EVM301 Series currently advancing through preclinical development with the aim of initiating first-in-human studies, followed by clinical trials targeting the treatment of depression disorders.

We intend to assemble a team of principal investigators with clinical experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research.

We plan to submit filings with regulatory agencies including Clinical Trial Applications (“CTA”), Investigational New Drug (“IND”) applications and, eventually, new drug applications (“NDA”) to seek approval with the US FDA and other jurisdictions, in connection with our product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans.

On March 23, 2023, we issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-002, our lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-002 in coordination with our newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-002. EB-002, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (“NCE”) by Australia’s TGA and is currently in preclinical development targeting the treatment of anxiety disorder.

On December 28, 2023, we issued a press release announcing the selection of EB-003 as the lead development candidate from our EVM 301 Series. Our next step is to advance EB-003 into formal pre-clinical studies in support of a future IND filing.

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

Enveric’s current scientific advisors are set forth in the table below:

Name	Title	Specialization
Maurizio Fava, M.D.	Executive Director of the Clinical Trials Network and Institute	Clinical Research

Stephen M. Stahl, M.D., Ph.D.	Director of Psychopharmacology for the California Department of State Hospitals	Clinical Research

Sheila DeWitt, Ph.D.	Chair, President & CEO of DeuteRx, LLC; COO of Neuromity Therapeutics, Inc.; Founder of RIFFIT, Inc.	Therapeutics R&D

John Krystal, M.D.	Director of Yale Center for Clinical Investigation	Clinical Research

Maurizio Fava, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Maurizio Fava is Psychiatrist-in-Chief of the Massachusetts General Hospital (“MGH”), executive director of the Clinical Trials Network and Institute, associate dean for clinical and translational research, and the Slater Family Professor of Psychiatry at Harvard Medical School. Dr. Fava is a world leader in the field of depression. He has edited eight books and authored or co-authored more than 900 original articles published in medical journals with international circulation, articles which have been cited more than 95,000 times in the literature and with an H index greater than 150. Dr. Fava founded and was director of MGH’s Depression Clinical and Research Program from 1990 until 2014. Under Dr. Fava’s direction, the Depression Clinical and Research Program became one of the most highly regarded depression programs in the country, a model for academic programs that link, in a bi-directional fashion, clinical and research work. In 2007, he also founded and is now the executive director of the MGH Psychiatry Clinical Trials Network and Institute, the first academic CRO specialized in the coordination of multi-center clinical trials in psychiatry.

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

John Krystal, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. John Krystal is the Robert L. McNeil, Jr., Professor of Translational Research; Professor of Psychiatry, Neuroscience, and Psychology; Chair of the Department of Psychiatry at Yale University; and Chief of Psychiatry and Behavioral Health at Yale-New Haven Hospital. He is a graduate of the University of Chicago, Yale School of Medicine, and the Yale Psychiatry Residency Training Program. He has published extensively on the neurobiology and treatment of schizophrenia, alcoholism, PTSD, and depression. Notably, his laboratory discovered the rapid antidepressant effects of ketamine in humans. Dr. Krystal directs/co-directs the Yale Center for Clinical Investigation, NIAAA Center for the Translational Neuroscience of Alcoholism, and Clinical Neuroscience Division of the National Center for PTSD (VA). He is a member of the U.S. National Academy of Medicine; co-director of the Neuroscience Forum of the U.S. National Academies of Sciences, Engineering, and Medicine; Fellow of the American Association for the Advancement of Science; and editor of Biological Psychiatry. Previously, Dr. Krystal chaired the NIMH Board of Scientific Counselors and has served as a member of the NIMH National Mental Health Advisory Council and the NIAAA National Alcohol Advisory Council. He also previously served as the president of the American College of Neuropsychopharmacology and the International College of Neuropsychopharmacology.

Academic Partners

We have also established relationships with certain academic partners, whom we believe have the potential to accelerate product development, market entry, data collection, analysis and advancement of clinical trials.

Our primary academic partner is the University of Calgary which brings excellence into advancing brain and mental health research and education.

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

In addition, most countries are parties to the Single Convention on Narcotic Drugs 1961, which governs international trade and domestic control of narcotic substances. Countries may interpret and implement their treaty obligations in a way that creates a legal obstacle to us obtaining marketing approval for our product candidates in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our product candidates to be marketed, or achieving such amendments to the laws and regulations may take a prolonged period of time. In that case, we would be unable to market our product candidates in those countries in the near future or perhaps at all.

Employees

We have consolidated our employee base to save capital and focus on development of our leading candidates EB-002 and EB-003. As of the date of this report, we employ 7 full-time employees. We also work with scientific advisors, consultants and service providers, mainly through academic institutions and contract research organizations.

We have never had a work stoppage and none of its employees are covered by collective bargaining agreements or represented by a labor union. We believe that we have good relationships with our employees.

Item 1A. Risk factors

Risks Related to Our Business and Financial Condition

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2023. We will be unable to continue to operate for the foreseeable future without additional capital.

Our independent registered public accounting firm issued a report dated March 25, 2024 in connection with the audit of our consolidated financial statements as of December 31, 2023, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern including our recurring losses, cash used in operations, and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-K, contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us in the necessary timeframe, in the amounts we require, on terms that acceptable to us, or at all. If we are unable to raise additional capital our business, prospectus, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash, including funds raised during the first quarter of 2024, will enable us to maintain our current operations into the fourth quarter of fiscal year 2024, but not beyond. If we are not able to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Our success will depend on our ability to successfully develop and commercialize our prospective product candidates through our development programs. We intend to develop at least two product candidates, currently EB-003 and EB-002, by undergoing the long, costly clinical-trial process for each candidate under an IND application and, eventually, obtaining FDA approval under an NDA before proceeding to market. In order to proceed with development of our pharmaceutical product candidates under the NDA pathway, we must obtain the FDA’s approval of our IND application and conduct preclinical and clinical trials in compliance with the applicable IND regulations, clinical-study protocols, and other applicable regulations and related requirements. We may never be able to develop products which are commercially viable or receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA or any other regulatory authority will approve of our current or future product candidates.

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

Catastrophic events could have a material adverse effect on our business, including current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities.

Our operations and business could be disrupted by natural disasters; industrial accidents; public health issues and global pandemics such as COVID 19; cybersecurity incidents; interruptions of service from utilities, transportation restrictions or disruptions, telecommunications, or IT systems providers; manufacturing equipment failures; geopolitical conflict; terrorism; or other catastrophic events.

Catastrophic events could severely impact our business, including, but not limited to, our current or future preclinical studies, clinical trials, regulatory progress, or any other development or commercialization activities, including (among others):

●	delays or difficulties in enrolling patients in clinical trials, specifically since many of the patients are considered immunocompromised;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials

●	changes in local regulations as part of a response to a catastrophic event which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

●	delay in the timing of interactions with the FDA due to absenteeism by federal employees or by the diversion of their efforts and attention to approval of other therapeutics or other activities related ; and

●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

In addition, a catastrophic event could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. A catastrophic event could also impact members of our board of directors, resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full board of directors or our committees needed to conduct meetings for the management of our affairs.

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

We depend on our current key personnel.

We have consolidated our employee base to save capital and focus on development of our leading candidates EB-002 and EB-303. As of the date of this report, we employ 7 full-time employees. We are highly dependent on our current management and scientific personnel, including Joseph Tucker, Ph.D., Peter Facchini, Ph.D., and Kevin Coveney, CPA. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

There has been limited study on the effects of psychedelics, and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelics.

Research relating to the medical benefits, viability, safety, efficacy, and dosing of psychedelics remains in relatively early stages. There have been few clinical trials on the benefits of psychedelics conducted by us or by others. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies we have relied on, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to cannabinoids and psychedelics, which could adversely affect social acceptance of psychedelics and the demand for our product candidates.

Our limited resources have lead us to focus on a particular candidate. As a result, we may fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of medical and commercial success.

As result of our limited financial, managerial and scientific leadership resources we have focused on developing product candidates that we have identified as most likely to succeed. As such, we have elected to forego or delay for the time being the development of other candidates that may prove to have greater potential. Our resource allocation decisions may cause us to fail to capitalize on viable medical solutions, therapeutic enhancements and commercial potentials for viable markets when our spending on our current and future defined candidates with the indications specified therein may not yield any commercially viable products. Inaccurate evaluation of potential may result in relinquishment of valuable product candidate opportunity.

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

Termination or non-renewal of key licenses and agreements

Our business is highly dependent on key licenses and agreements which expire in a short time period. Specifically, in conducting research and preclinical studies in compliance with current legislation, we substantially rely on the Facchini Drug License ,which expires on December 31, 2024. Health Canada renews drug licenses annually and Dr. Facchini has held the Facchini Drug License since October 5, 1995 and it has been renewed each year without issue. Until Enveric obtains its own Dealer’s License or Section 56 Exemption necessary for its business, the termination, non-renewal or hinderance of use of the Facchini Drug License would have a material adverse effect on Enveric’s ability to develop Psychedelic Derivatives, conduct research or operate its business as it currently does. This could have a material adverse impact on Enveric’s financial condition.

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

We have never been profitable, have no products approved for commercial sale, and to date have not generated any revenue

We have never been profitable and we do not expect to be profitable in the foreseeable future. Neither us, nor any third-party partner, have submitted any products containing our products for approval by regulatory authorities in Canada, the United States or elsewhere. Since inception, we have an accumulated deficit of $96.5 million and accumulated other comprehensive losses of $0.6 million. To date, we have devoted most of our financial resources to research and development, including drug discovery research, preclinical development activities, patent application filing and media relation efforts, as well as corporate overhead.

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

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the NDA process. In these product candidates and synthetic molecules based on psychedelics, such as psilocybin, N,N-dimethyltryptamine (“DMT”), mescaline and MDMA, will be the active pharmaceutical ingredients.

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

There is no guarantee that any of our investigational drugs will ever be approved as medicines in any jurisdiction in which the Company operates, as there are currently very few FDA-approved drugs containing the psychedelic ingredients we intend to utilize as active ingredients. And, the laws and regulations generally applicable to the industry in which the Company is involved are subject to constant evolution and may change in ways currently unforeseen. Any amendment to or replacement of existing laws or regulations, including the re-classification of the substances the Company is developing or with which it is working, which are matters beyond the Company’s control, may cause the Company’s business, financial condition, results of operations and prospects to be adversely affected or may cause the Company to incur significant costs in complying with such changes or it may be unable to comply therewith. A violation of any applicable laws and regulations of the jurisdictions in which the Company operates could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either government entities in the jurisdictions in which the Company operates, or private citizens or criminal charges.

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

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the NDA process. In connection with our development and future commercialization (if applicable) of our products, we and each contemplated product candidate are subject to the Federal Food Drug and Cosmetic Act (FDCA). The FDCA is intended to assure the consumer, in part, that drugs and devices are safe and effective for their intended uses and that all labeling and packaging is truthful, informative, and not deceptive. The FDCA and FDA regulations define the term “drug,” in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet websites, promotional pamphlets, and other marketing material), that is claimed to be beneficial for such uses will be regulated by FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. Drugs must generally either receive premarket approval by FDA through the NDA process or conform to a “monograph” for a particular drug category, as established by FDA’s Over-the-Counter (OTC) Drug Review. If the FDA does not award premarket approval for our product candidates through the NDA process, this could have a material adverse effect on our business, financial condition and results of operations.

Clinical trials are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

We currently have two product candidates that are in preclinical development for indications such as Radiation Dermatitis and other side-effects of cancer, including anxiety. We intend to develop additional drug candidates targeting other indications, including, for example, pain and PTSD. After completing the requisite preclinical testing, submissions to FDA (namely IND applications), internal review board (“IRB”) review, and any other applicable obligations that must be completed before clinical testing may begin in the United States, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

The FDA and other applicable regulatory agencies may analyze or interpret the results of clinical trials differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. Events that may prevent successful or timely completion of clinical development include (without limitation):

●	delays in reaching a consensus with regulatory authorities on trial design;

●	delays in reaching agreement on acceptable terms with prospective contract research organization (“CRO”) and clinical trial sites;

●	delays in sourcing materials and research animals for preclinical testing and correlated testing windows at the appropriate CRO facilities;

●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	actual or perceived lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects for the entire duration of applicable clinical studies (as study subjects may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product candidate formulation;

●	delays in obtaining regulatory authorizations, such as INDs and any others that must be obtained, maintained, and/or satisfied to commence a clinical trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing preclinical studies and clinical trials;

●	failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns with psychedelics, generally, and the potential for abuse;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data;

●	any clinical holds placed on company by regulatory agencies during review process;

●	delay or failure to supply psychedelic product for use in clinical trials due to cross-border or inter-continental shipment or customs handling and processing of controlled substances; or

●	difficulty finding clinical trials sites whose investigators possess the requisite credentials to oversee clinical trials involving a Schedule I substance.

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

We have no products on the market. None of our prospective products or investigational candidates have ever been tested in a human subject. Our ability to achieve and sustain profitability with respect to our product candidates depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity and potency of our product candidates.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with these requirements will require that we incur substantial accounting and related expenses and expend significant management efforts. We have engaged third party consultants to help satisfy the ongoing requirements of Section 404 of the Sarbanes-Oxley Act. The costs of this outsourcing may be material and there can be no assurance that such staff will be immediately available to us. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Our management performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weakness related to segregation of duties. As of December 31, 2023, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

Due to the small size of our Company, we do not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions. While we have taken certain actions to address the material weaknesses identified, additional measures including engaging third party consultants may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

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

Tax risk

We are subject to various taxes in either the United States, Canada and Australia, or all three, including, without limitation, the following: income taxes, payroll taxes, workers compensation, goods and services tax, sales tax, and land transfer tax. Our tax filings will be subject to audit by various taxation authorities. While we intend to base its tax filings and compliance on the advice of our tax advisors, there can be no assurance that our tax filing positions will never be challenged by a relevant taxation authority resulting in a greater than anticipated tax liability.

Risks Related to Our Intellectual Property

We may not be able to adequately protect or enforce our intellectual property rights, which could harm our competitive position.

Our success will depend, in part, on our ability to obtain and maintain additional patents, protect our trade secrets and operate without infringing on the proprietary rights of others. We rely upon a combination of patents, trade secret protection (i.e., know-how), and confidentiality agreements to protect the intellectual property of our future product candidates. The strengths of patents in the pharmaceutical field involve complex legal and scientific questions and can be uncertain. Where appropriate, we seek patent protection for certain aspects of our products and technology. Filing, prosecuting and defending patents globally can be prohibitively expensive.

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

The market price our common stock could be subject to significant fluctuation. Market prices for securities of life sciences and biopharma companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include, without limitation:

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

In the event that we fail to regain compliance with the listing requirements of The Nasdaq Capital Market or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On November 21, 2023, we received a letter from the Nasdaq staff indicating that, based on our reported stockholders’ equity of $2,435,646 reported on Form 10-Q for the period ended September 30, 2023, we were not in compliance with the stockholders’ equity requirement of at least $2,500,000 pursuant to Listing Rule 5550(b)(1). We intend to regain compliance with Listing Rule 5550(b)(1). On February 6, 2024, the Nasdaq staff notified us that based on a review of the materials submitted by the Company to Nasdaq, we were granted us an extension to regain compliance with the minimum stockholders’ equity requirement. The Company must regain compliance by May 20, 2024 and further evidence its compliance upon filing its periodic report for June 30, 2024.

In the event that we fail to regain compliance with Listing Rule 5550(b)(1) or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted. We will have an opportunity to appeal the determination to a Hearings Panel, but we cannot guarantee that such appeal will be successful. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established certain policies and procedures for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these policies and procedures into our overall risk management framework to promote a company-wide culture of cybersecurity risk management. Such procedures include physical, procedural and technical safeguards, response methods, regular tests on our systems, and routine review of our processes to identify risks and enhance our practices. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We engage certain external parties, including consultants and computer security firms to enhance our cybersecurity oversight and provide monthly trainings to our employees. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect our company from any related vulnerabilities. At this time, we are not aware of any material cybersecurity incidents that have impacted the Company. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1 Item 1A Risk Factors in this Annual Report.

Governance

Our board of directors is acutely aware of the critical nature managing risks associates with cybersecurity threats. Our board of directors has delegated authority to the Audit Committee to serve as the cybersecurity oversight body. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance. Our board of directors also works with the chief financial officer to assess and respond to cybersecurity threats. The chief financial officer meets with the third-party vendors regularly to discuss any issues and updates related to the Company’s information technology environment and reports to the chief executive officer and Audit Committee on a regular basis, with a minimum frequency of once per year.

Item 2. Properties

Our principal corporate office is located at 4851 Tamiami Trail N, Suite 200 Naples, FL 34103 and our Canadian office is located at 3655 36 Street NW Calgary, Alberta T2L1Y8. The Company believes our offices are in good condition and are sufficient to conduct our operations. Our principal corporate office is held under a month-to-month operating lease. Our Canadian office is held under a quarter-to-quarter operating lease set to expire in March 2024. We do not plan to renew this lease following its expiration.

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

Holders

On March 15, 2024 the Company had approximately 202 stockholders of record.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations

References to the “Company,” “Enveric” “our,” “us,” or “we” in this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Enveric” refer to Enveric Biosciences, Inc. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Annual Report on Form 10-K. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. Leveraging our unique discovery and development platform, the Psybrary™, we have created a robust intellectual property portfolio of new chemical entities for specific mental health indications. Our lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. We are developing the first product from the EVM201 Series – EB-002 – for the treatment of psychiatric disorders. We are also advancing its second program, the EVM301 Series – EB 003 – expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

Psychedelics

Following our amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), we have continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including anxiety. We synthesize novel versions of classic psychedelics, such as psilocybin, DMT, mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company has created over 1,000 novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) that are housed in the Psybrary™. Our current focus is develop our lead molecules EB-002 and EB-003 and to out-license other molecules from the Psybrary™.

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

On March 23, 2023, we issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-002, our lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-002 in coordination with our newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-002. EB-002, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 as of December 31, 2023. As of December 31, 2023, the Company has paid $1,036,940 of the Avance Clinical contract costs and has accrued $523,284 recorded as accrued liabilities and $239,320 as accounts payable. For the year ended December 31, 2023, the Company has expensed $1,751,444 in research and development expenses.

On December 28, 2023, we issued a press release announcing the selection of EB-003 as the lead development candidate from our EVM 301 Series. Our next step is to advance EB-003 into formal pre-clinical studies in support of a future IND filing.

Reduction in Force/Restructuring

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out were terminated. The Company recognized severance charges of $453,059 through December 31, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of December 31, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts.

On June 16, 2023, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer (the “Kanubaddi Separation Agreement”). Mr. Kanubaddi’s 2023 salary and benefits of $550,974 was accrued and will be paid out in twelve equal monthly installments beginning in July 2023. Upon termination, any unvested time-based RSU’s became fully vested. The Company accelerated expense recognized related to these shares that vested upon termination of $231,273. All of the 11,278 market performance-based RSUs previously granted that were subject to the original terms and conditions of Mr. Kanubaddi’s employment agreement were forfeited during the year ended December 31, 2023.

Equity Distribution Agreement

On September 1, 2023, the Company entered into a Distribution Agreement, with Canaccord Genuity, LLC (“Canaccord”), pursuant to which the Company may offer and sell from time to time, through Canaccord as sales agent and/or principal, shares of common stock of the Company, par value $0.01 per share having an aggregate offering price of up to $10.0 million. Due to the offering limitations applicable to the Company and in accordance with the terms of the Distribution Agreement, the Company may offer common stock having an aggregate gross sales price of up to $2,392,514 pursuant to the prospectus supplement dated September 1, 2023 (the “Prospectus Supplement”). Subject to the terms and conditions of the Distribution Agreement, Canaccord may sell the common stock by any method permitted by law deemed to be an “at-the-market offering”. The Company will pay Canaccord a commission equal to 3.0% of the gross sales price of the common stock sold through Canaccord under the Distribution Agreement and has also agreed to reimburse Canaccord for certain expenses. The Company may also sell common stock to Canaccord as principal for Canaccord’s own account at a price agreed upon at the time of sale. Any sale of common stock to Canaccord as principal would be pursuant to the terms of a separate terms agreement between the Company and Canaccord.

During the year ended December 31, 2023, the Company has issued no shares of common stock through the Distribution Agreement.

The Inducement Letters (as defined below) prohibit the Company from entering into any variable rate transaction as defined in the Inducement Letters, including the issuance of (1) any variable priced debt or equity securities or (2) transactions whereby the Company may issue securities at a future determined price, such as through an at-the-market offering or an equity line of credit. The variable rate transaction restriction expires after six-months from the closing date of December 28, 2023 for the Inducement Letters for an issuance through an at-the-market offering, and one-year for the remaining variable rate transactions.

On March 8, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of 228,690 shares of the Company’s common stock, par value $0.01 per share to the Holders (as defined below) of the Inducement Warrants (as defined below). The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation solely with respect to the entry into and/or issuance of shares of common stock in an at-the-market offering contained in the Inducement Letters.

Equity Line

On November 3, 2023, the Company entered into an equity line by entering into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may offer and sell from time to time over a 24-month period, shares of common stock of the Company, par value $0.01 per share, to receive gross proceeds of up to $10.0 million. As required under the Purchase Agreement, the Company registered a resale of 1,140,477 shares of our common stock by Lincoln Park on a registration statement on Form S-1 dated November 8, 2023, which was declared effective by the SEC on December 5, 2023. Subject to the SEC rules and regulations, the Company may register additional shares of our common stock for resale with the SEC pursuant to the Purchase Agreement.

Warrant Inducements

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to sell and issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. The Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants on January 2, 2024. As of December 31, 2023, the exercised and unsettled Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants are included in the consolidated balance sheet as a subscription receivable. Due to the beneficial ownership limitation provisions, 704,000 shares of Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. Subsequent to December 31, 2023, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and will pay Roth approximately $144,000 for its services, in addition to reimbursement for certain expenses. Roth was also issued warrants to purchase up to 67,320 shares of common stock. The Roth Warrants have the same terms as the Inducement Warrants. The grant date fair value of these Roth Warrants was estimated to be $77,991 on December 28, 2023 and were charged to additional paid in capital as issuance costs. The Company also incurred legal fees of $17,254 related to the transactions above that were charged to additional paid in capital as issuance costs.

Financial Overview

We are a pre-revenue biotech company that has to date, not generated any revenues. During the years ended December 31, 2023 and 2022, we raised approximately $18.2 million from the sales of common stock, warrants, preferred investment options, and redeemable non-controlling interest, and from proceeds realized from the exercise of cash warrants. These amounts were the primary source of funds upon which our operations were financed during the year ended December 31, 2023.

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

We expense research and development costs to operations as incurred. Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to future clinical trial manufacturing and clinical trial support. External efforts include work with consultants and increasingly substantial work at CROs and CMOs. We support an internal research and development team at our facility in Calgary, Alberta, Canada. To move these programs forward along our development timelines, a large portion (approximately 75%) of our staff are research and development employees. In January 2024, the Company reduced its discovery team in Calgary and is primarily focused on the development of EBV 002 and EBV 003 pipeline assets. Sixty percent of the staff are focused on these development activities after the reduction in discovery team. Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, benefits and related costs such as stock-based compensation for personnel and consultants in executive, finance, business development, corporate communications and human resource functions, facility costs not otherwise included in research and development expenses, accounting and audit costs, tax compliance costs, SEC compliance costs, investor relation costs, training and conference costs, insurance costs and legal fees.

We anticipate that our general and administrative expenses will decrease in the future due to the reduction in force during the year ended December 31, 2023, which is expected to reduce expenses related to salaries and benefits, director and office liability insurance, and other employee-related costs.

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

The Company performs an annual impairment test of intangible assets and goodwill as of December 31 of each fiscal year. As of December 31, 2022, the Company qualitatively assessed whether it is more likely than not that the respective fair value of the Company’s intangible assets and goodwill is less than its carrying amount. Beginning in the fourth quarter of 2021 and throughout 2022, the Company experienced a sustained decline in the quoted market price of its common stock and as a result the Company determined that as of December 31, 2022 it was more likely than not that the carrying value of these acquired intangibles exceeded their estimated fair value. Accordingly, the Company performed an impairment analysis as of December 31, 2022 using the income approach. This analysis required significant judgments, including primarily the estimation of future development costs, the probability of success in various phases of its development programs, potential post launch cash flows and a risk-adjusted weighted average cost of capital. Pursuant to Accounting Standard Update (“ASU”) 2017-04, the Company recorded an impairment of intangible assets of approximately $6.0 million, and an impairment of goodwill of approximately $1.5 million for the year ended December 31, 2022. There was no impairment of intangible assets or goodwill recorded for the year ended December 31, 2023.

Stock-Based Compensation

A significant portion of our operating expenses is related to stock-based compensation costs. Stock-based compensation costs were approximately $2.2 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively.

Stock-based compensation consists of restricted stock units (“RSU”) and options to purchase shares of the Company’s common stock. The Company follows Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. The fair value of RSU or restricted stock awards (“RSAs”) is determined by the closing price per share of the Company’s common stock on the date of the award. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options issued.

RSU’s may contain vesting conditions that include, without limitation, any or all of the following: immediate vesting, vesting over a defined time period, vesting based on specific volume weighted average price levels being achieved by the Company’s common stock as publicly traded within specified measurement periods, and vesting based on the achievement of specific performance milestones. Options contain vesting conditions that provide for vesting over a defined time period.

The fair value of RSU’s and options, is charged to expense, on a straight line basis over the vesting periods defined in the award agreements, except for the fair value which is attributable to achievement of a specific performance milestones, which are charged to expense upon achievement of such milestones.

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

Fair value of derivative liabilities is determined in accordance with ASC 820-10 “Fair Value Measurement”. As of December 31, 2023 and 2022, the fair value of the embedded derivative liabilities was determined using weighted-average scenario analysis and the fair value of warrant liabilities was determined using the Black-Scholes valuation model, both of which are level 3 methods, as defined in ASC 820-10.

Derivative liabilities with an initial fair value of approximately $8.3 million were recorded during the year ended December 31, 2022, which were attributable to certain warrants issued as part the Company’s sales of common stock and warrants in February 2022, embedded derivatives issued as part of the Company’s convertible preferred stock issuance in May 2022, and investment options issued in July 2022. During the year-end December 31, 2023, there were no derivative liabilities issued. During the years ended December 31, 2023 and 2022, an aggregate decrease in value of derivative liabilities of approximately $1.0 million and $7.5 million, respectively, was recorded, resulting in other income equal to such amount. The fair value of these derivative liabilities has a strong correlation to the price per share of the Company’s common stock as publicly traded. Increases in the Company’s price per share will result in increased derivative liabilities, with a corresponding other expense being recorded in the other income (expense) section of the statement of operations and comprehensive loss. Decreases in the Company’s price per share will result in decreased derivative liabilities, with a corresponding other income being recorded in the other income (expense) section of the statement of operations and comprehensive loss.

The Company accounts for the inducement to exercise warrants in accordance with ASC Subtopic 470-20-40 “Debt with Conversion and Other Options” (“ASC 470-20-40”). ASC 470-20-40 requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. Therefore, the Company recognized a loss on the warrant inducement for the issuance of new warrants. The inducement warrants were determined to be equity classified and the fair value was determined using the Black-Scholes valuation model. The grant date fair value of the Inducement Warrants was estimated to be $2,599,552 on December 28, 2023 and the proceeds of $280,500, which were received on January 2, 2024, for the issuance of the Inducement Warrants is reflected as inducement expense, within other expenses on the Company’s consolidated statement of operations and comprehensive loss.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
Operating expenses
General and administrative	$8,852,021	$11,605,761
Research and development	7,252,437	8,027,773
Impairment of intangible assets and goodwill	—	7,453,662
Depreciation and amortization	343,982	327,910
Total operating expenses	16,448,440	27,415,106

Loss from operations	(16,448,440)	(27,415,106)

Other (expense) income
Inducement expense, net	(1,848,235)	—
Change in fair value of warrant liabilities	94,396	4,315,236
Change in fair value of investment option liability	208,752	3,472,726
Change in fair value of derivative liability	727,000	(325,000)
Interest income (expense), net	3,708	(5,249)
Total other (expense) income	(814,379)	7,457,713

Net loss before income taxes	$(17,262,819)	$(19,957,393)

Income tax (expense) benefit	(28,913)	1,486,060

Net loss	$(17,291,732)	$(18,471,333)

Known Trends or Uncertainties

The current inflationary trend existing in the North American economic environment is considered by Management to be reasonably likely to have a material unfavorable impact on results of continuing operations. Higher rates of price inflation, as compared to recent prior levels of price inflation have caused a general increase in the cost of labor and materials. In addition, there is an increased risk of the Company experiencing labor shortages as a result of a potential inability to attract and retain human resources due to increased labor costs resulting from the current inflationary environment.

General and Administrative Expenses

Our general and administrative expenses decreased to $8,852,021 for the year ended December 31, 2023 from $11,605,761 for the year ended December 31, 2022, a decrease of $2,753,740, or 24%. This change was primarily driven by decreases in insurance expenses of $1,112,059, salaries and wages of $626,573, transaction expenses of $735,043, stock compensation expense of $351,898, marketing expense of $390,851, and legal fees of $532,563. This is offset by an increase in consulting expenses of $381,786, Delaware Franchise Tax expenses of $247,389, and accounting fees of $255,872. The decrease in insurance expense was due to a reduction in director and officer liability insurance related to the Company’s reduction in force and restructuring during the year ended December 31, 2023. The decrease in salaries and wages was due to the reduction in force during the year ended December 31, 2023. The decrease in transaction expenses was due to the expenses related to non-recurring capital raises during the year ended December 31, 2022. The decrease in stock compensation expense was due primarily to a reduction in expense related to restricted stock units as a result of forfeitures and decreased value of new grants as a result of lower stock prices. The decrease in marketing and legal expenses was due to the termination of marketing efforts surrounding the Akos cannabinoid spin-off. The increase in consulting expenses was due to increased outsourcing to contractors as a result of the reduction in force during 2023. The increase in Delaware Franchise Tax expenses was due to taxes and penalty fees related to the 2022 franchise tax return. The increase in accounting fees was due to internal control deficiency remediation efforts related to deficiencies identified in 2022 and technical accounting services related to 2023 transactions.

Research and Development Expenses

Our research and development expense for the year ended December 31, 2023 was $7,252,437 as compared to $8,027,773 for the year ended December 31, 2022 with a decrease of $775,336, or approximately 10%. This decrease was primarily driven by decreased salaries and wages of 1,608,437, product development of $443,158, and lab expenses of $321,773, and increase in tax incentive of $141,185. This is slightly offset by an increase in CRO costs of $1,674,958. The decrease in salaries and wages was primarily due to the reduction in force as a result of the cost reduction plan that the Company entered into in May 2023 and the increase in CRO costs is due to contract in Australian Subsidiary Research and Development that began in March 2023.

Impairment of intangible assets and goodwill

There was no impairment of intangible assets and goodwill for the year ended December 31, 2023 as compared to $7,453,662 for the year ended December 31, 2022, as all recognized indefinite lived intangible assets and goodwill were fully impaired as of December 31, 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2023 was $343,982 as compared to $327,910 for the year ended December 31, 2022, with a decrease of $16,072, or approximately 5%.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2023 resulted in income of $94,396 as compared to $4,315,236 for the year ended December 31, 2022. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of common stock at the end of each period, as compared to the closing price of common stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of common stock. The significant decrease in the Company’s stock price during the year ended December 31, 2023 compared to the year ended December 31, 2022, resulted in the significant decrease to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability for the year ended December 31, 2023 resulted in income of $208,752 as compared to $3,472,726 for the year ended December 31, 2022. The change in fair value of investment option liability is significantly influenced by the change in the closing price of common stock at the end of each period, as compared to the closing price of common stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of common stock. The significant decrease in the Company’s stock price during the year ended December 31, 2023 compared to the year ended December 31, 2022, resulted in the significant decrease to the change in fair value of warrant liabilities.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability increased by $1,052,000 for the year ended December 31, 2023, due primarily to the termination of the planned spin-off of Akos and redemption of the underlying preferred stock in May 2023.

Inducement Expense

Inducement expense was $1,848,235 for the year ended December 31, 2023. The expenses recorded were related to inducement incurred related to the conversion of warrants and investment options that occurred in December 2023. The Company did not incur such expenses in the prior period.

Income Tax (Expense) Benefit

Income tax expense was $28,913 for the year ended December 31, 2023, which primarily related to state excise taxes, compared to an income tax benefit of 1,486,060 for the year ended December 31, 2022 or a change of $1,514,973. For the year ended December 31, 2022, the Company recognized a benefit for the reversal of the deferred tax liability for the indefinite lived intangible assets upon impairment, which is the primary reason for the change.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $96,499,518 as of December 31, 2023 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $14,094,411 for the year ended December 31, 2023. For the year ended December 31, 2023, the Company had a loss from operations of $16,448,440. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2023, the Company had cash of $2,287,977 and working capital of $1,238,027. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include reducing the Company’s rate of spend, managing its cash flow, advancing its programs, and raising additional working capital through public or private equity or debt financings or other sources, which includes the Equity Distribution Agreement with Canaccord for proceeds of up to $2.4 million, the Purchase Agreement with Lincoln Park, and the Inducement Letters and resulting sales of common stock under the Existing Warrants for net cash proceeds of $1.5 million received in January 2024, and the exercise of warrants to purchase 1,954,000 shares of common stock for gross cash proceeds of approximately $2.7 million in February 2024, and may include collaborations with additional third parties as well as disciplined cash spending, to increase the Company’s cash runway. The Inducement Letters included variable rate transaction limitation, which prohibit the issuance of shares under the Purchase Agreement with Lincoln Park until December 28, 2024. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reduction in Force/Restructuring

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out were terminated. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of December 31, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages and legal accounts. The Company recognized severance charges of approximately $1,004,033 through December 31, 2023, with $572,628 of these charges paid and the reversal of Avani Kanubaddi’s 2023 performance bonus of $129,760 as of December 31, 2023.

Additionally, on June 16, 2023, the Company entered into the Kanubaddi Separation Agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer. Upon termination, any unvested time-based RSU’s became fully vested. Mr. Kanubaddi’s 2023 salary and benefits was accrued and were agreed to be paid out in twelve equal monthly installments beginning in July 2023, as well as his 2023 performance bonus in the amount of $129,760. As of December 31, 2023, the performance metrics were not achieved and the accrued bonus was reversed.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Years Ended December 31, 2023 and 2022

The following table sets forth a summary of cash flows for the years presented:

	For the Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(14,094,411)	$(17,146,723)
Net cash provided by (used in) investing activities	11,667	(584,165)
Net cash (used in) provided by financing activities	(1,343,141)	18,180,137
Effect of Foreign Exchange Rate on Changes on Cash	(10,022)	(81,364)
Net (decrease) increase in cash	$(15,435,907)	$367,885

Operating Activities

Net cash used in operating activities was $14,094,411 during the year ended December 31, 2023, which consisted primarily of a net loss adjusted for non-cash items of $13,919,661, an increase in prepaid expenses of $6,857, a decrease in accounts payable and accrued liabilities of $103,848, and a decrease in right-of-use operating lease asset and obligation of $64,045.

Net cash used in operating activities was $17,146,723 during the year ended December 31, 2022, which consisted primarily of a net loss adjusted for non-cash items of $16,929,063, an increase in prepaid expenses and other current assets of $374,058, an increase in accounts payable and accrued liabilities of $263,686, and a decrease in right-of-use operating lease asset and obligation of $107,288.

Investing Activities

Net cash provided by investing activities was $11,667 during the year ended December 31, 2023, which consisted of the purchase of property and equipment, offset by proceeds from sale of property and equipment.

Net cash used in investing activities was $584,165 during the year ended December 31, 2022, which consisted of the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $1,343,141 during the year ended December 31, 2023, which consisted of $1,052,057 from the redemption of Series A Preferred Stock and $291,084 for equity distribution offering costs.

Net cash provided by financing activities was $18,180,137 during the year ended December 31, 2022, which consisted of $17,222,099 in net proceeds from the sale of common stock and warrants and warrant exercises, net of fees, and proceeds from the sale of redeemable non-controlling interest, net of offering costs, of $958,038.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimates include determining the accruals associated with third party providers supporting research and development efforts and the fair value of the inducement warrants.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders, open contracts, reconciling payments and invoices and communicating with our personnel and suppliers to identify services that have been performed on our behalf. It also includes the research and development vendors providing us milestone and percentage completion reports on the statuses within each active purchase order and contract along with estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. Our vendors invoice us in various ways via advance payments, as contractual milestones are met or monthly in arrears for services performed.

We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and adjust if necessary. The significant estimates in our accrued research and development expenses include the costs incurred for services performed by clinical, pre-clinical, and CMC vendors in connection with research and development activities for which we have not yet been invoiced.

We contract with these vendors to conduct clinical, pre-clinical, or CMC research and development services on our behalf. We base our expenses on our estimates of the services received and efforts expended pursuant to quotes and contracts with the research and development vendors. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, there have been no material differences between our estimates of such expenses and the amounts actually incurred.

Fair Value of Inducement Warrants

The inducement warrants are measured at estimated fair value using the Black Scholes valuation model. Inherent in this model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance based on the historical implied volatility of our own stock price that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the inducement warrants. The expected life of the inducement warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the inducement warrants represent our best estimates. However, these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the inducement warrants estimated fair value could be materially different.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

From inception through December 31, 2023, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended December 31, 2023 and December 31, 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is included at the end of this Annual Report on Form 10-K beginning on page F-1 and is incorporated here by reference.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

As of December 31, 2023, the Company is in process of remediating its material weaknesses and designing an effective internal control environment, however it has not yet remediated its material weaknesses.

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

The Company, Akos, and the Akos Investor terminated the Akos Purchase Agreement in connection with the planned Spin-Off and that certain registration rights agreement in connection with the Akos Private Placement in May 2023.

In May 2023, the Company entered into a cost reduction plan, including a reduction in force of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out will be terminated. The Company recognized severance charges of $874,273 through December 31, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. As of December 31, 2023, the Company has completed the reduction in force, with such severance expenses recorded in salaries and wages.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item under the captions “Election of Directors,” “Corporate Governance – Executive Officers,” “Corporate Governance – Family Relationships,” “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Conduct and Ethics,” “Corporate Governance – Committees of the Board of Directors – Audit Committee,” “Corporate Governance – Insider Trading Policy,” “Stockholder Proposals and Nominations for Director” appearing in our definitive Proxy Statement on Schedule 14A for our 2024 Annual Meeting of Stockholders (“Proxy Statement”), a copy of which will be filed no later than 120 days after December 31, 2023.

Item 11. Executive Compensation

We incorporate by reference the information responsive to this Item under the captions “Executive Officer and Director Compensation” and “Corporate Governance – Committees of the Board of Directors – Compensation Committee” appearing in our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer and Director Compensation – Equity Compensation Plan Information” appearing in our Proxy Statement

Item 13. Certain Relationships and Related Transactions and Director Independence

We incorporate by reference the information responsive to this Item under the captions “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance – Director Independence” appearing in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item under the caption “Principal Accountant Fees and Services” appearing in our Proxy Statement.

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

Item 16. Form 10–K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)

2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)

2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)

2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

3.2	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

3.3	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

3.4	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)

3.5	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)

3.6	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023)

4.2	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)

4.3	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)

4.4	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)

4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)

4.6	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)

4.7	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)

4.8	Form of RD Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

4.9	Form of PIPE Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

4.10	Form of RD Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

4.11	Form of PIPE Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

4.12	Form of Wainwright Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

4.13	Form of Inducement Warrant (in connection with December 2023 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2023)

10.1	Employment Agreement between Kevin Coveney and the Company, effective March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2023)

10.2	Form of Securities Purchase Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)

10.3	Certificate of the Designations, Preferences and Rights of Akos Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)

10.4	Form of Registration Rights Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)

10.5	Form of Warrant (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)

10.6	Form of Warrant Amendment (in connection with the July 2022 Offerings) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

10.7	First Amendment to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)

10.8	Form of Warrant Amendment (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

10.9	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

10.10	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

10.11	Form of Registration Rights Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)

10.12	Employment Agreement, dated December 2, 2020, by and between the Company and Avani Kanubaddi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

10.13	Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

10.14	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)

10.15	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)

10.16	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)

10.17	Letter Agreement, dated January 11, 2021, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)

10.18	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)

10.19	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)

10.20	Exclusive License Agreement, between the Company and Diverse Biotech, Inc., dated March 5, 2021 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)

10.21	Form of Voting and Support Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex B-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)

10.22	Form of Voting Agreement, dated as of May 24, 2021, by and among MagicMed Industries Inc. and certain shareholders of Enveric Biosciences, Inc. named therein (incorporated by reference to Annex B-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)

10.23	Form of Lock-Up Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)

10.24	Form of Lock-Up/Leak-Out Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 3, 2021)

10.25	Employment Agreement between Joseph Tucker and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)

10.26	Employment Agreement between Peter Facchini and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)

10.27	Employment Agreement between Jillian Hagel and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)

10.28	MagicMed Stock Option Plan, as amended September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)

10.29	Form of Termination of Prior Agreements and Mutual Release (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2023)***

10.30	Equity Distribution Agreement, dated September 1, 20123, by and among the Company and Canaccord Genuity, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2023)

10.31	Purchase Agreement, dated November 3, 2023, by and among the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on November 6, 2023)

10.32	Registration Rights Agreement, dated November 3, 2023, by and among the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Commission on November 6, 2023)

10.33	Form of Inducement Warrant, dated December 28, 2023, by and among the investors thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2023)

14	Code of Ethics*

19	Policy on Insider Trading*

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023)

23.1	Consent of independent registered public accountant – Marcum LLP*

31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*

31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*

32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**

97	Clawback Policy*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

***	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC.

March 25, 2024	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2024	By:	/s/ Dr. Joseph Tucker
Dr. Joseph Tucker
Chief Executive Officer
(Principal Executive Officer)

March 25, 2024	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 25, 2024	By:	/s/ Michael Webb

Michael Webb
Director

March 25, 2024	By:	/s/ George Kegler
George Kegler
Director

March 25, 2024	By:	/s/ Marcus Schabacker
Marcus Schabacker
Director

March 25, 2024	By:	/s/ Frank Pasqualone
Frank Pasqualone
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Enveric Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enveric Biosciences, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and shareholders’ equity and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contracted Research & Development Cost Recognition:

Critical Audit Matter Description	As discussed in Note 2 to the financial statements, the Company records costs for contracted research and development costs based upon estimates of costs incurred through the balance sheet date for services performed by contract research organizations, clinical study sites and other research and development related vendors.

Auditing the recognition of costs associated with contracted research and development organizations is challenging due to the significant judgment required to determine the nature and level of services that have been received, including determining the progress to completion of specific tasks and activities conducted in relation to what has been invoiced and recorded.

How We Addressed the Matter in Our Audit	The primary procedures we performed to address this critical audit matter included:
	●	Obtained an understanding of the design and implementation of internal controls for contracted research and development cost.

	●	Tested the completeness and accuracy of the underlying data used in the estimates including, but not limited to, the estimated costs per project milestone and duration.

	●	Assessed the reasonableness of the significant assumptions, corroborated the progress of the contracted research and development costs with the Company’s operations personnel and to information obtained by the Company directly from third parties, and to information in contracts or statements of work including costs for those activities and project duration.

	●	Examined subsequent invoices received from contracted research and development cost third parties.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

East Hanover, New Jersey

March 25, 2024

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash	$2,287,977	$17,723,884
Prepaid expenses and other current assets	1,293,554	708,053
Total current assets	3,581,531	18,431,937
Other assets:
Property and equipment, net	507,377	677,485
Right-of-use operating lease asset	—	63,817
Intangible assets, net	210,932	379,686
Total other assets	718,309	1,120,988
Total assets	$4,299,840	$19,552,925
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,218,783	$463,275
Accrued liabilities	1,075,643	1,705,655
Current portion of right-of-use operating lease obligation	—	63,820
Investment option liability	23,608	851,008
Warrant liability	25,470	185,215
Derivative liability	—	727,000
Total current liabilities	2,343,504	3,995,973
Commitments and contingencies (Note 10)
Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Redeemable non-controlling interest	—	885,028
Total mezzanine equity	—	885,028
Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,739,315 and 2,078,271 shares issued and outstanding as of December 31, 2023 and 2022, respectively	27,392	20,782
Additional paid-in capital	100,815,851	94,395,662
Stock subscription receivable	(1,817,640)	—
Accumulated deficit	(96,499,518)	(79,207,786)
Accumulated other comprehensive loss	(569,749)	(536,734)
Total shareholders’ equity	1,956,336	14,671,924
Total liabilities, mezzanine equity, and shareholders’ equity	$4,299,840	$19,552,925

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2023	2022
Operating expenses
General and administrative	$8,852,021	$11,605,761
Research and development	7,252,437	8,027,773
Impairment of intangible assets and goodwill	—	7,453,662
Depreciation and amortization	343,982	327,910
Total operating expenses	16,448,440	27,415,106
Loss from operations	(16,448,440)	(27,415,106)
Other (expense) income
Inducement expense, net	(1,848,235)	—
Change in fair value of warrant liabilities	94,396	4,315,236
Change in fair value of investment option liability	208,752	3,472,726
Change in fair value of derivative liability	727,000	(325,000)
Interest income (expense), net	3,708	(5,249)
Total other (expense) income	(814,379)	7,457,713
Net loss before income taxes	(17,262,819)	(19,957,393)
Income tax (expense) benefit	(28,913)	1,486,060
Net loss	(17,291,732)	(18,471,333)
Less preferred dividends attributable to non-controlling interest	19,041	33,014
Less deemed dividends attributable to accretion of embedded derivative at redemption value	147,988	295,976
Net loss attributable to shareholders	(17,458,761)	(18,800,323)
Other comprehensive loss
Foreign currency translation	(33,015)	(505,932)
Comprehensive loss	$(17,491,776)	$(19,306,255)
Net loss per share - basic and diluted	$(8.09)	$(13.00)
Weighted average shares outstanding, basic and diluted	2,159,063	1,446,007

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

	Redeemable Non-controlling Interest			Common Stock
	Shares	Amount	Total Mezzanine Equity	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2023	1,000	885,028	$885,028	2,078,271	$20,782	$94,395,662	$—	$(79,207,786)	$(536,734)	$14,671,924
Preferred dividends attributable to redeemable non-controlling interest	—	19,041	19,041	—	—	(19,041)	—	—	—	(19,041)
Accretion of embedded derivative to redemption value	—	147,988	147,988	—	—	(147,988)	—	—	—	(147,988)
Redemption of Series A preferred	(1,000)	(1,052,057)	(1,052,057)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	2,150,160	—	—	—	2,150,160
Issuance of common shares in exchange for RSU conversions	—	—	—	103,641	1,036	(1,036)	—	—	—	—
Issuance of common shares for deferred offering costs	—	—	—	139,403	1,394	253,713	—	—	—	255,107
Issuance of Inducement Warrants, net of offering costs of $239,302	—	—	—	—	—	1,967,424	(280,500)	—	—	1,686,924
Induced conversion of warrants and preferred investment options	—	—	—	—	—	683,997	—	—	—	683,997
Exercise of warrants and preferred investment options	—	—	—	418,000	4,180	1,532,960	(1,537,140)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	—	(33,015)	(33,015)
Net loss	—	—	—	—	—	—	—	(17,291,732)	—	(17,291,732)
Balance at December 31, 2023	—	—	$—	2,739,315	$27,392	$100,815,851	$(1,817,640)	$(96,499,518)	$(569,749)	$1,956,336

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

	Series C Redeemable Preferred Stock		Redeemable Non-controlling Interest			Common Stock
	Shares	Amount	Shares	Amount	Total Mezzanine Equity	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2022	—	$—	—	$—	$—	651,921	$6,519	$83,066,656	$(60,736,453)	$(30,802)	$22,305,920
February 2022 registered direct offering, net of offering costs	—	—	—	—	—	400,000	4,000	5,798,464	—	—	5,802,464
Stock-based compensation	—	—	—	—	—	—	—	2,620,671	—	—	2,620,671
Conversion of RSUs into common shares	—	—	—	—	—	899	9	(9)	—	—	—
Redeemable non-controlling interest, net of $402,000 embedded derivative and net of issuance costs of $41,962	—	—	1,000	556,038	556,038	—	—	—	—	—	—
Issuance of redeemable Series C preferred stock	52,685	527	—	—	527	—	—	(527)	—	—	(527)
Preferred dividends attributable to redeemable non-controlling interest	—	—	—	33,014	33,014	—	—	(33,014)	—	—	(33,014)
Accretion of embedded derivative to redemption value	—	—	—	295,976	295,976	—	—	(295,976)	—	—	(295,976)
Conversion of RSAs into common shares	—	—	—	—	—	1,223	12	(12)	—	—	—
July 2022 registered direct offering, PIPE offering, modification of warrants and exercise of pre-funded warrants, net of offering costs	—	—	—	—	—	1,000,000	10,000	3,239,124	—	—	3,249,124
Issuance of rounded shares as a result of the reverse stock split	—	—	—	—	—	24,228	242	(242)	—	—	—
Redemption of Series C preferred stock	(52,685)	(527)	—	—	(527)	—	—	527	—	—	527
Foreign exchange translation loss	—	—	—	—	—	—	—	—	—	(505,932)	(505,932)
Net loss	—	—	—	—	—	—	—	—	(18,471,333)	—	(18,471,333)
Balance at December 31, 2022	—	$—	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(17,291,732)	$(18,471,333)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(94,396)	(4,315,236)
Change in fair value of investment option liability	(208,752)	(3,472,726)
Change in fair value of derivative liability	(727,000)	325,000
Stock-based compensation	2,150,160	2,620,671
Inducement expense	1,848,235	—
Impairment of intangibles	—	7,453,662
Non-cash income tax benefit	—	(1,504,302)
Amortization of ROU asset	64,048	107,291
Amortization of intangibles	168,754	168,750
Depreciation expense	175,228	159,160
Gain on disposal of property and equipment	(4,206)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,857)	(374,058)
Accounts payable and accrued liabilities	(103,848)	263,686
Right-of-use operating lease asset and obligation	(64,045)	(107,288)
Net cash used in operating activities	(14,094,411)	(17,146,723)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,180)	(584,165)
Proceeds from disposal of property and equipment	16,847	—
Net cash provided by (used in) investing activities	11,667	(584,165)

Cash Flows From Financing Activities:
Proceeds from sale of common stock, warrants, and investment options, net of offering costs	—	17,222,099
Payment for equity distribution offering costs	(291,084)	—
Redemption of Series A Preferred Stock	(1,052,057)	—
Proceeds from the sale of redeemable non-controlling interest, net of offering costs	—	958,038
Net cash (used in) provided by financing activities	(1,343,141)	18,180,137

Effect of Foreign Exchange Rate on Changes on Cash	(10,022)	(81,364)

Net (decrease) increase in cash	(15,435,907)	367,885
Cash at beginning of year	17,723,884	17,355,999
Cash at end of year	$2,287,977	$17,723,884

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$5,249
Income taxes paid	$9,507	$—
Warrants issued in conjunction with common stock issuance	$—	$3,595,420

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Issuance of embedded derivative	$—	$402,000
Stock subscription receivable	$1,817,640	$—
Offering costs accrued not paid	$182,724	$—
Warrants issued for offering costs	$77,991	$—
Issuance of common shares for deferred offering costs	$255,107	$—
Induced conversion of warrants and preferred investment options	$683,997	$—
Preferred dividends attributable to redeemable non-controlling interest	$19,041	$33,014
Investment options issued in conjunction with common stock issuance	$—	$4,323,734
Modification of warrants as part of share capital raise	$—	$251,357
Accretion of embedded derivative to redemption value	$147,988	$295,976

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

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $96,499,518 as of December 31, 2023 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $14,094,411 for the year ended December 31, 2023. For the year ended December 31, 2023, the Company had a loss from operations of $16,448,440. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2023, the Company had cash of $2,287,977 and working capital of $1,238,027. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, which has included the Equity Distribution Agreement with Canaccord for proceeds of up to $2.4 million (see Note 7), the Purchase Agreement with Lincoln Park (see Note 7), subject to registration, the Inducement Letters and resulting sales of common stock under the Existing Warrants for cash proceeds of $1.8 million received in January 2024 (see Note 7), and the exercise of warrants to purchase 1,954,000 shares of common stock for cash proceeds of approximately $2.7 million in February 2024 (see Note 12), and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Reduction in Force/Restructuring

In May 2023, the Company entered into a cost reduction plan, including a reduction in force (“RIF”) of approximately 35% of its full-time employees to streamline its operations and conserve cash resources. Additionally, contracts with seven consultants that were focused on the Akos cannabinoid spin-out were terminated. The Company recognized severance charges of approximately $453,059 through December 31, 2023. The plan included a focus on progressing the Company’s existing non-cannabinoid pipeline while reducing the rate of spend and managing cash flow. In June 2023, the Company completed the reduction in force, with such severance expenses recorded in general and administrative accounts.

On June 16, 2023, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer (the “Kanubaddi Separation Agreement”). In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi’s outstanding restricted stock units (“RSUs”) will retain their vesting conditions. Mr. Kanubaddi’s 2023 salary and benefits of $550,974, inclusive of the 2023 performance bonus in the amount of $129,760 were accrued and the salary and benefits, excluding the 2023 performance bonus will be paid out in twelve equal monthly installments beginning in July 2023. As of December 31, 2023, the performance metrics for the 2023 performance bonus were not achieved and the accrued amount of amount of $129,760 was reversed. Upon termination, any unvested time-based RSUs became fully vested. The Company accelerated expense recognized related to these shares that vested was $231,273. All of the 11,278 market performance-based RSUs previously granted that were subject to the original terms and conditions of Mr. Kanubaddi’s employment agreement were forfeited during the year ended December 31, 2023.

Accrued Restructuring Costs
January 1, 2023 Beginning balance	$—
Restructuring costs incurred	1,004,033
Restructuring costs paid	(572,628)
Restructuring costs reversed	(129,760)
December 31, 2023 ending balance	$301,645

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

Nasdaq Notice

On November 21, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market stating that as of September 30, 2023, the Company did not meet the minimum of $2,500,000 in stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). On February 6, 2024, the Company received a letter from Nasdaq, granting the Company an extension to regain compliance with the minimum stockholders’ equity requirement by May 20, 2024. If the Company fails to evidence compliance upon filing its periodic report for June 30, 2024 with the SEC and Nasdaq, the Company may be subject to delisting. The Company plans to regain and evidence compliance with the Stockholders’ Equity Requirement by the required deadlines, but it is not assured.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying consolidated financial statements have been prepared in accordance and in conformity with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding consolidated financial information. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, the valuation of warrants and preferred investment options, and the valuation of stock-based compensation and accruals associated with third party providers supporting research and development efforts. Actual results could differ from those estimates.

Foreign Currency Translation

From inception through December 31, 2023, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar and Australian dollar. For the reporting periods ended December 31, 2023 and 2022, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other comprehensive loss in the consolidated statements of operations and comprehensive loss as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and Australia and $100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2023, the Company had greater than $250,000 at United States financial institutions, less than $250,000 at Australian financial institutions, and greater than $100,000 at Canadian financial institutions.

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

Deferred Offering Costs

The Company allocates offering costs to the different components of the capital raise on a pro rata basis. Any offering costs allocated to common stock are charged directly to additional paid-in capital. Any offering costs allocated to warrant liabilities are charged to general and administrative expenses on the Company’s consolidated statement of operations and comprehensive loss.

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SAB 5A - Expenses of Offering. Offering costs, which consist mainly of legal, accounting and consulting fees directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. For the year ended December 31, 2023, the Company incurred $567,603 in deferred offering costs in connection with the Equity Distribution Agreement (the “Distribution Agreement”), with Canaccord Genuity LLC (“Canaccord”) and the Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). These deferred offering costs will be proportionately offset against the total proceeds from the issuance of common stock available under the agreements and the Company will expense any remaining balance of deferred offering costs if the agreements are terminated. For the year ended December 31, 2023, there were no issuances of common stock under the agreements resulting in the deferral of offering costs.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Modification and Inducement of Warrants and Investment Options

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

The Company accounts for the inducement to exercise warrants in accordance with ASC Subtopic 470-20-40 “Debt with Conversion and Other Options” (“ASC 470-20-40”). ASC 470-20-40 requires the recognition through earnings of an inducement charge equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. Therefore, the Company recognized a loss on the warrant inducement for the incremental change of the warrants related to the reduced exercise price and the issuance of new warrants as these components induced the holders to exercise the warrants.

Derivative Liability

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as assets or liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be recorded.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest for the years ended December 31, 2023 and 2022. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its United States, Canadian and Australian federal tax returns, and its state and provincial tax returns in Florida, Massachusetts, New Jersey, Pennsylvania, and Ontario, CA as its “major” tax jurisdictions. The Company is in the process of filing its United States federal and state and Australian federal corporate tax returns for the year ended December 31, 2023. The Company is in the process of filing its Canadian corporate tax returns for the years ended December 31, 2023 and 2022. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the years ended December 31, 2023 and 2022 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share.

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

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the years ended December 31, 2023 and 2022 because the effect of their inclusion would have been anti-dilutive.

	For the years ended December 31,
	2023	2022
Warrants to purchase shares of common stock	2,799,213	655,463
Restricted stock units - vested and unissued	20,848	62,492
Restricted stock units - unvested	140,491	64,053
Restricted stock awards - vested and unissued	—	708
Common stock in abeyance	704,000	—
Investment options to purchase shares of common stock	70,000	1,070,000
Options to purchase shares of common stock	30,329	48,329
Total potentially dilutive securities	3,764,881	1,901,045

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts in the balance sheets, excluding the derivative, warrants, and preferred investment option liabilities, primarily due to their short-term nature.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of December 31, 2023 and 2022 because of their short-term nature.

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

Leases

Operating lease assets are included within right-of-use operating lease asset and operating lease liabilities are included in current portion of right-of-use operating lease obligation and non-current portion of right-of-use operating lease obligation on the consolidated balance sheets as of December 31, 2023 and 2022. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized on a straight-line basis over the term of the lease. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases as of December 31, 2023 and 2022.

Redeemable Non-controlling Interest

In connection with the issuance of Akos Series A Preferred Stock, the Akos Purchase Agreement (as defined below in Note 8) and certificate of designation contain a put right guaranteed by the Company as defined in Note 8. Applicable accounting guidance requires an equity instrument that is redeemable for cash or other assets to be classified outside of permanent equity if it is redeemable (a) at a fixed or determinable price on a fixed or determinable date, (b) at the option of the holder, or (c) upon the occurrence of an event that is not solely within the control of the issuer. As a result of this feature, the Company recorded the non-controlling interests as Redeemable Non-Controlling Interests (“RNCI”) and classified them in mezzanine equity within its consolidated balance sheet initially at its acquisition-date estimated redemption value or fair value. In addition, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument by accreting the embedded derivative at each reporting period over 12 months.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted ASU 2020-06 effective January 1, 2023, and has determined that the adoption of this guidance had no impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating ASU 2023-07 to determine its impact on the Company’s disclosures, however, as the Company currently has one reportable segment, the Company does not expect ASU 2023-07 to have a material impact.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2023 and 2022, the prepaid expenses and other current assets of the Company consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid research and development	$46,320	$268,686
Prepaid value-added taxes	243,429	159,782
Prepaid insurance	149,559	174,406
Prepaid other	62,036	105,179
Deferred offering costs	567,603	—
Franchise tax receivable	79,258	—
R&D tax incentive receivable	145,349	—
Total prepaid expenses and other current assets	$1,293,554	$708,053

NOTE 4. INTANGIBLE ASSETS AND GOODWILL

The Company performs an annual impairment test at the reporting unit level as of December 31 of each fiscal year. As of December 31, 2022, the Company’s goodwill and intangible assets were fully impaired, and thus no annual impairment test was necessary as of December 31, 2023. The following table provides the Company’s goodwill, indefinite and definite lives intangible assets as of December 31, 2023 and 2022.

As of December 31, 2022, the Company’s goodwill consisted of:

	Goodwill	Accumulated Impairment Losses	Currency Translation	Total
Balance at January 1, 2022	$9,834,855	$(8,225,862)	$(21,359)	$1,587,634
Impairment losses	—	(1,486,060)	—	(1,486,060)
Loss on currency translation	—	—	(101,574)	(101,574)
Balance at December 31, 2022	9,834,855	(9,711,922)	(122,933)	—

As of December 31, 2022, the Company’s indefinite lived intangible assets consisted of:

Indefinite lived intangible assets
Balance at January 1, 2022	$6,375,492
Impairment losses	(5,967,602)
Loss on currency translation	(407,890)
Balance at December 31, 2022	$—

As of December 31, 2023 and 2022, the definite lived intangible assets consisted of:

Definite lived intangible assets
Balance at January 1, 2022	$548,436
Amortization	(168,750)
Balance at December 31, 2022	$379,686
Amortization	(168,754)
Balance at December 31, 2023	$210,932

For identified definite lived intangible assets, amortization expense amounted to $168,754 and $168,750 during the years ended December 31, 2023 and 2022, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes definite lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of identified intangible assets based on the carrying amount as of December 31, 2023 is as follows:

Year ending December 31,
2024	$168,750
2025	42,182
$210,932

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada and placed in service by Enveric Biosciences Canada, Inc. (“EBCI”), with all amounts translated into U.S. dollars:

	December 31, 2023	December 31, 2022
Lab equipment	$836,709	$831,123
Computer equipment and leasehold improvements	28,379	25,137
Less: Accumulated depreciation	(357,711)	(178,775)
Property and equipment, net of accumulated depreciation	$507,377	$677,485

Depreciation expense was $175,228 and $159,160 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6. ACCRUED LIABILITIES

As of December 31, 2023 and December 31, 2022, the accrued liabilities of the Company consisted of the following:

	December 31, 2023	December 31, 2022
Product development	$139,981	$195,104
Accrued salaries, wages, and bonuses	8,889	1,175,963
Professional fees	584,810	83,255
Accrued restructuring costs	301,645	—
Accrued franchise taxes	22,318	—
Patent costs	18,000	251,333
Total accrued expenses	$1,075,643	$1,705,655

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2023, 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock were authorized under the Company’s articles of incorporation.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Inducement Letters (as defined below within this Note 7) prohibits the Company from entering into any variable rate transaction as defined in the Inducement Letters, including the issuance of (1) any variable priced debt or equity securities or (2) transactions whereby the Company may issue securities at a future determined price, such as through an at-the-market offering or an equity line of credit. The variable rate transaction restriction expires after six-month from the closing date of December 28, 2023 for the Inducement Letters for an issuance through an at-the-market offering, and one-year for the remaining variable rate transactions. Subsequent to December 31, 2023, the limitation on the at-the-market offering was waived. See Note 12.

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

During the year ended December 31, 2023, the Company has issued no shares of common stock through the Equity Line or the Distribution Agreement. The Company had capitalized deferred offering costs of $567,603 related to establishing the Distribution Agreement with Canaccord and the Purchase Agreement with Lincoln Park and no reductions to additional paid in capital. Of this amount, $255,107 represents the fair value of 139,403 shares of common stock issued to Lincoln Park as consideration for its commitment under the Purchase Agreement.

Common Stock Activity

During the year ended December 31, 2023 a total of 103,641 shares of common stock were issued pursuant to the conversion of restricted stock units. During the year ended December 31, 2022, a total of 1,223 and 899 shares of common stock were issued pursuant to the conversion of restricted stock awards and restricted stock units, respectively.

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

Stock Options

Amendment to 2020 Long-Term Incentive Plan

On May 3, 2022, our board of directors (“Board”) adopted the First Amendment (the “Plan Amendment”) to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”) to (i) increase the aggregate number of shares available for the grant of awards by 146,083 shares to a total of 200,000 shares, and (ii) add an “evergreen” provision whereby the number of shares authorized for issuance pursuant to awards under the Incentive Plan will be automatically increased on the first trading date immediately following the date the Company issues any share of common stock (defined below) to any person or entity, to the extent necessary so that the number of shares of the Company’s common stock authorized for issuance under the Incentive Plan will equal the greater of (x) 200,000 shares, and (y) 15% of the total number of shares of the Company’s common stock outstanding as of such issuance date (the “Evergreen Provision”). The Plan Amendment was approved by the Company’s shareholders at a special meeting of the Company’s shareholders held on July 14, 2022.

On November 2, 2023, the shareholders approved the amendments to the 2020 Long-Term Incentive Plan, which was approved by the Board on August 8, 2023 (the “Amended Incentive Plan”). The Amended Incentive Plan (i) increased the number of authorized shares reserved for issuance under the Amended Incentive Plan to a maximum of 350,000, subject to adjustment, and (ii) removed the Evergreen Provision implemented in the Plan Amendment. As of December 31, 2023, the total number of shares available for grant under the Incentive Plan was 107,453.

A summary of the stock option activity under the Company’s incentive plan for the years ended December 31, 2023 and 2022 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	23,829	$79.00	$103.50	5.3	$34,333
Granted	25,500	$3.07	$2.58		$—
Forfeited	(1,000)	$175.00	$140.50		$—
Outstanding at December 31, 2022	48,329	$37.05	$44.82	4.1	$—
Granted	—	$—	$—		—
Forfeited	(18,000)	$3.07	$2.58		—
Outstanding at December 31, 2023	30,329	$57.17	$77.22	3.4	$—

Exercisable at December 31, 2023	25,677	$64.45	$88.72	2.9	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted during the years ended December 31, 2022 were valued using the Black Scholes model with the following assumptions:

December 31, 2022
Term (years)	5.5
Stock price	$3.07
Exercise price	$3.07
Dividend yield	—
Expected volatility	112.0%
Risk free interest rate	3.9%

The above assumptions are determined by the Company as follows:

●	Stock price – Based on closing price of the Company’s common stock on the date of grant.

●	Weighted average risk-free interest rate — Based on the daily yield curve rates for U.S. Treasury obligations with maturities, which correspond to the expected term of the Company’s stock options.

●	Dividend yield — The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

●	Expected volatility — Based on the historical volatility of comparable companies in a similar industry.

●	Expected term — The Company has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options.

The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the years ended December 31, 2023 and 2022 was $156,075 and $180,042, respectively.

As of December 31, 2023, the Company had $84,774 in unamortized stock option expense, which will be recognized over a weighted average period of 1.00 years.

Restricted Stock Awards

For the years ended December 31, 2023 and 2022, the Company recorded $0 and $24,363, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. There were no RSA grants during the years ended December 31, 2023 and 2022. As of December 31, 2022, there were no unvested RSA shares. As of December 31, 2023, there were no unamortized stock-based compensation costs related to restricted share awards. During the year ended December 31, 2023 the Company settled the 708 vested and unissued shares (as of December 31, 2022) for cash of $14,250. There are no restricted stock awards as of December 31, 2023.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the year ended December 31, 2023:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2022	62,013	$126.00
Granted	37,445	$33.50
Forfeited	(26,772)	$79.64
Vested	(8,633)	$130.55
Non-vested at December 31, 2022	64,053	$92.57
Granted	182,500	$2.73
Forfeited	(43,426)	$25.72
Vested	(62,636)	$19.80
Non-vested at December 31, 2023	140,491	$28.97

For the years ended December 31, 2023 and 2022, the Company recorded $1,994,085 and $2,416,266, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2023, the Company had unamortized stock-based compensation costs related to restricted stock units of $2,021,021 which will be recognized over a weighted average period of 1.9 years and unamortized stock-based costs related to restricted stock units which will be recognized upon achievement of specified milestones. As of December 31, 2023, 20,848 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of December 31, 2023.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Year ended December 31,
	2023	2022
Stock-based compensation expense for RSUs:
General and administrative	$1,085,791	$1,389,359
Research and development	908,294	1,026,907
Total	$1,994,085	$2,416,266

Warrants and Preferred Investment Options

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2023 and 2022:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2022	195,463	$131.00	3.4	$801,024
Issued	1,227,500	$10.31		$—
Exercised	(767,500)	$—		$—
Exchanged for common stock	—	$—		$—
Outstanding at December 31, 2022	655,463	$58.36	3.6	$5,514
Issued	2,311,320	$1.37		$—
Exercised	(122,000)	$1.37		$—
Forfeited	(45,570)	$111.50		$—
Outstanding at December 31, 2023	2,799,213	$11.79	4.6	$—

Exercisable at December 31, 2023	2,799,213	$11.79	4.6	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Registered Direct (“RD”) Offering and the Private Investment in Public Entity (“PIPE”) Offering entered into on July 22, 2022, the Company entered into Warrant Amendment (the “Warrant Amendments”) with the investors in both offerings to amend certain existing warrants to purchase up to an aggregate of 122,000 shares of common stock that were previously issued to the investors, with an exercise price of $27.50 per share (subsequent to the 1-for-50 reverse stock split that occurred on July 14, 2022) and expiration date of February 15, 2027. Pursuant to the Warrant Amendments, the previously issued warrants were amended, effective upon the closing of the offerings, so that the amended warrants have a reduced exercise price of $7.78 per share and expire five and one-half years following the closing of the offerings. In connection with this transaction, the Company determined the fair value of the February 2022 Warrants immediately prior to the Warrant Amendment and the fair value of the amended warrants immediately after the Warrant Amendment. For the year ended December 31, 2022, the incremental change in fair value was deemed to be $251,357, which was included as equity issuance costs related to the RD and PIPE financing transactions.

The warrants assumed pursuant to the acquisition of MagicMed contain certain down round features, which were not triggered by the February 2022 and July 2022 public offerings, that would require adjustment to the exercise price upon certain events when the offering price is less than the stated exercise price.

The following table summarizes information about investment options outstanding at December 31, 2023 and 2022:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2022	—	$—	—	$—
Issued	1,070,000	$7.93	—	—
Outstanding at December 31, 2022	1,070,000	$7.93	5.1	$—
Exercised	(1,000,000)	$1.37	—	—
Outstanding at December 31, 2023	70,000	$10.00	4.1	$—

Exercisable at December 31, 2023	70,000	$10.00	4.1	$—

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

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 418,000 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 704,000 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and will pay Roth approximately $144,000 for its services, in addition to reimbursement for certain expenses. Roth was also issued warrants to purchase up to 67,320 shares of common stock. The Roth Warrants have the same terms as the Inducement Warrants. The grant date fair value of these Roth Warrants was estimated to be $77,991 on December 28, 2023 and were charged to additional paid in capital as issuance costs. The Company also incurred legal fees of $17,254 related to the transactions above that were charged to additional paid in capital as issuance costs.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also agreed to file a registration statement on Form S-3 covering the resale of the Inducement Warrant Shares issued or issuable upon the exercise of the Inducement Warrants (the “Resale Registration Statement”) by January 8, 2024 (filed January 11, 2024). In the Inducement Letters, the Company agreed not to issue any shares of common stock or common stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) for a period ending on February 26, 2024. The Company also agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letters) until December 28, 2024. See the Equity Distribution Agreement section of this Note.

In connection with this transaction, the Company determined the fair value of the Existing Warrants and Investment Options immediately prior to the Inducement Letters and the fair value of the amended warrants and investment options immediately after the Inducement Letters. The pre-modification measurement of fair value of the Existing Warrants and Investment Options were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of modification (i.e. for the Existing Warrants share price of $1.56, exercise price of $7.78, term of 3.6 years, volatility of 94%, risk-free rate of 3.96%, and expected dividend rate of 0%, resulting in a fair value per share of $.54 and for the Investment Options share price of $1.56, exercise price of $7.78, term of 4.1 years, volatility of 95%, risk-free rate of 3.90%, and expected dividend rate of 0%, resulting in a fair value per share of $.62). The total fair value of the 122,000 Existing Warrants and 1,000,000 Investment Options was $65,349 and $618,648, respectively. The post-modification fair value was determined using the intrinsic value of $0.19 due to the inducement and totaled $23,180 and $190,000 for the Existing Warrants and Investment Options, respectively. The change in fair value from the date of the modification prior to modification and the fair value on the date of the modification after the modification, but prior to exercise was $470,817, which was reflected as an inducement gain, within other expenses on the Company’s consolidated statement of operations and comprehensive loss.

The grant date fair value of these Inducement Warrants was estimated to be $2,599,552 on December 28, 2023 and the proceeds of $280,500, which were received on January 2, 2024, for the issuance of the Inducement Warrants is reflected as inducement expense, within other expenses on the Company’s consolidated statement of operations and comprehensive loss.

The Company established the initial fair value of its equity classified Inducement Warrants at the date of issuance on December 28, 2023. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the valuation of the warrants are below:

Roth and Inducement Warrants
December 28, 2023
Term (years)	5.0
Stock price	$1.56
Exercise price	$1.37
Dividend yield	—%
Expected volatility	92.0%
Risk free interest rate	3.80%

Number of warrants	2,311,320
Value (per share)	$1.16

Series C Preferred Shares

On May 3, 2022, the Board of Directors (the “Board”) declared a dividend of one one-thousandth of a share of the Company’s Series C Preferred Stock (“Series C Preferred Stock”) for each outstanding share of the Company’s common stock held of record as of 5:00 p.m. Eastern Time on May 13, 2022 (the “Record Date”). This dividend was based on the number of outstanding shares of common stock prior to the Reverse Stock Split. The outstanding shares of Series C Preferred Stock were entitled to vote together with the outstanding shares of the Company’s common stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of June 30, 2022, there were 52,684.548 shares of Series C Preferred Stock issued and outstanding. As of December 31, 2022, both the Initial Redemption and the Subsequent Redemption had occurred. As a result, no shares of Series C Preferred Stock remain outstanding. As of December 31, 2023 and 2022, there are 100,000 shares of Series C Preferred Stock authorized for future issuances.

NOTE 8. REDEEMABLE NON-CONTROLLING INTEREST

Spin-Off and Related Private Placement

In connection with the Spin-Off, on May 5, 2022, Akos and the Company entered into into a Securities Purchase Agreement (the “Akos Purchase Agreement”) with an accredited investor (the “Akos Investor”), pursuant to which Akos agreed to sell up to an aggregate of 5,000 shares of Akos Series A Preferred Stock, at price of $1,000 per share, and warrants (the “Akos Warrants”) to purchase shares of Akos’ common stock, par value $0.01 per share (the “Akos Common Stock”), for an aggregate purchase price of up to $5,000,000 (the “Akos Private Placement”). The Akos Purchase Agreement was guaranteed by the Company. Pursuant to the Akos Purchase Agreement, Akos issued 1,000 shares of the Akos Series A Preferred Stock to the Akos Investor in exchange for $1,000,000 on May 5, 2022. The additional $4,000,000 was to be received on or immediately prior to the Spin-Off. The issuance of the Akos Series A Preferred Stock results in RNCI (see Note 2). Palladium Capital Advisors, LLC (“Palladium”) acted as placement agent for the Akos Private Placement. Pursuant to the Akos Purchase Agreement, Akos had agreed to pay Palladium a fee equal to 9% of the aggregate gross proceeds raised from the sale of the shares of the Akos Series A Preferred Stock and a non-accountable expense allowance of 1% of the aggregate gross proceeds raised the sale of the Akos Series A Preferred Stock in the Akos Private Placement. The fee due in connection with the Akos Private Placement to be paid to Palladium in the form of convertible preferred stock and warrants was on similar terms to the securities issued in the Akos Private Placement. Palladium was also entitled to warrants to purchase Akos Common Stock in an amount up to 8% of the number of shares of Akos Common Stock underlying the shares issuable upon conversion of the Akos Series A Preferred Stock. As of December 31, 2023, no accruals are required to be recorded for the fees or warrants since the Akos Series A Preferred Stock has been redeemed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of Akos Series A Preferred Stock

In May 2023, pursuant to the Akos Series A Preferred Certificate of Designations, the holders of the Akos Series A Preferred Stock exercised the Put Right requiring Akos to force redemption of all of the Akos Series A Preferred Stock for $1,000 per share, plus accrued but unpaid dividends of approximately $52,000 for a total of approximately $1,052,000. The Company had 20 days following the receipt of the Put Exercise Notice to make the payment and made payment on May 19, 2023. Upon redemption in May 2023, the Company revalued the derivative liability and the Company recognized a change in fair value of the derivative liability on the Company’s consolidated statement of operations during the second quarter of 2023 of $714,000.

The Company, Akos, and the Akos Investor have terminated the Akos Purchase Agreement in connection with the planned Spin-Off and certain registration rights agreement in connection with the Akos Private Placement.

Accounting for Akos Series A Preferred Stock

Since the shares of Akos Series A Preferred Stock were redeemable at the option of the holder and the redemption is not solely in the control of the Company, the shares of Akos Series A Preferred Stock were accounted for as a redeemable non-controlling interest and classified within mezzanine equity in the Company’s consolidated balance sheets. The redeemable non-controlling interest was initially measured at fair value. Dividends on the shares of Akos Series A Preferred Stock were recognized as preferred dividends attributable to redeemable non-controlling interest in the Company’s consolidated statement of operations and comprehensive loss.

The table below presents the reconciliation of changes in redeemable non-controlling interest:

Balance at December 31, 2022	$885,028
Preferred dividends attributable to redeemable non-controlling interest	19,041
Accretion of embedded derivative and transaction costs associated with Akos Series A Preferred Stock to redemption value	147,988
Redemption of Akos Series A Preferred Stock	(1,052,057)
Balance at December 31, 2023	$—

In May 2023, the Akos Series A Preferred Stock was redeemed for a total of 1,052,057, and the balance of the redeemable non-controlling interest is $0 as of December 31, 2023.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2023 and 2022, and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities, derivative liability, and investment options:

	Level	December 31, 2023	December 31, 2022
Warrant liabilities - January 2021 Warrants	3	$4	$81
Warrant liabilities - February 2021 Warrants	3	4	79
Warrant liabilities - February 2022 Warrants	3	25,462	185,055
Fair value of warrant liability		$25,470	$185,215

	Level	December 31, 2023	December 31, 2022
Derivative liability - May 2022	3	$—	$727,000
Fair value of derivative liability		$—	$727,000

	Level	December 31, 2023	December 31, 2022
Wainwright investment options	3	$23,608	$44,904
RD investment options	3	—	302,289
PIPE investment options	3	—	503,815
Fair value of investment option liability		$23,608	$851,008

The warrant liabilities, derivative liability, and investment options are all classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded within other income (expense) on the consolidated statements of operations and comprehensive loss.

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

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities, derivative liability, and investment options that are classified as Level 3:

Total Warrant Liabilities
Fair value as of December 31, 2021	$653,674
Issuance of February 2022 warrants	3,595,420
Change in fair value due to modification of February 2022 warrants as part of July 2022 raise	251,357
Change in fair value	(4,315,236)
Fair value as of December 31, 2022	$185,215
Change in fair value	(94,396)
Exercise of warrants	(65,349)
Fair value as of December 31, 2023	$25,470

Total Derivative Liability
Fair value as of December 31, 2021	$—
Issuance of May 2022 convertible preferred stock	402,000
Change in fair value	325,000
Fair value as of December 31, 2022	$727,000
Change in fair value arising from redemption of Akos Series A Preferred Stock - See Note 8	(727,000)
Fair value of derivative liability as of December 31, 2023	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Investment Options
Fair value as of December 31, 2021	$—
Issuance of July 2022 investment options	4,323,734
Change in fair value	(3,472,726)
Fair value as of December 31, 2022	$851,008
Change in fair value	(208,752)
Exercise of investment options	(618,648)
Fair value of investment option liability as of December 31, 2023	$23,608

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of December 31, 2023 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants Unmodified
Term (years)	2.0	2.1	3.1
Stock price	$1.30	$1.30	$1.30
Exercise price	$247.50	$245.00	$27.50
Dividend yield	—%	—%	—%
Expected volatility	89.0%	88.0%	87.0%
Risk free interest rate	4.20%	4.20%	4.00%

Number of warrants	36,429	34,281	338,000
Value (per share)	$0.00	$0.00	$0.08

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of December 31, 2023 are below:

H.C. Wainwright & Co., LLC Options
Term (years)	3.6
Stock price	$1.30
Exercise price	$10.00
Dividend yield	—%
Expected volatility	94.0%
Risk free interest rate	4.00%

Number of investment options	70,000
Value (per share)	$0.34

At the date of the redemption of the of Akos Series A Preferred Stock in May 2023, the derivative liability fair value was $0 due to the probability of a spin-off occurring was zero. See Note 8.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,000,000 AUD, which translates to approximately $2,000,000 USD as of December 31, 2023. As of December 31, 2023, the Company has paid approximately $1,036,940 of the Avance Clinical contract costs and has accrued $523,284 recorded as accrued liabilities and $239,320 as accounts payable on the accompanying consolidated balance sheet. For the year ended December 31, 2023, the Company has expensed $1,751,444 in research and development expenses within the accompanying consolidated statement of operations.

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

The initial term of the PureForm Agreement is three (3) years commencing on the effective date of the PureForm Agreement, subject to extension by mutual agreement of the parties. The Company has met the minimum purchase requirement of 1 kilogram during the first thirty days of the PureForm Agreement’s effectiveness. The Company did not pursue an extension of the PureForm Agreement beyond the initial term and the agreement terminated in 2024.

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 1 and 18 months. These agreements, in aggregate, commit the Company to approximately $1.3 million in future cash payments.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-use lease

On August 1, 2021, MagicMed entered into a lease agreement (the “LSIH Lease”) with the University of Calgary for the use and occupation of lab and office space at the University of Calgary’s Life Science Innovation Hub building located in Calgary, Alberta, Canada (the “LSIH Facility”). The lease expired in July 2023, and was extended on a month-to-month basis through December 31, 2023. Accordingly, no operating lease liability or right-of-use asset is recorded as of December 31, 2023. The Company terminated this lease effective in March 2024.

Rent expense is recorded on the straight-line basis. Rent expense under the LSIH Lease for the years ended December 31, 2023 and 2022 was $114,241 and $120,667, respectively. Rent expense is recorded in research and development costs on the consolidated statements of operations and comprehensive loss.

The weighted-average remaining lease term and the weighted-average discount rate of the lease was as follows:

December 31, 2022
Remaining lease term (years)
Operating leases	0.6

Discount rate
Operating leases	12.0%

NOTE 11. INCOME TAXES

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2023	2022
United States	$(10,205,116)	$(7,251,228)
Foreign	(7,057,703)	(12,706,165)
Total	$(17,262,819)	$(19,957,393)

For the years ended December 31, 2023 and 2022, the Company recorded income tax expense of $28,913 and an income tax benefit of $1,486,060, respectively. The income tax benefit (expense) is as follows:

	December 31,
Current:	2023	2022
Federal	$—	$—
State	(28,913)	—
Foreign	—	$—
	$(28,913)	$—

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	1,486,060
	$—	$1,486,060

Total income tax (expense) benefit	$(28,913)	$1,486,060

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets and deferred tax liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$10,889,863	$8,927,330
Stock-based compensation	1,185,399	1,348,928
Research and development capitalized expenses	611,245	614,041
Intangible amortization	80,518	54,141
Other	70,730	33,453
Less valuation allowances	(12,837,755)	(10,977,893)
Net deferred tax assets	$—	$—

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2023	2022
Federal	$24,268,692	$18,349,753
State	$11,220,065	$16,892,754
Foreign	$17,672,420	$16,377,435

The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. As of December 31, 2023, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of $24,268,692 and $11,220,065, respectively, both of which can be carried forward indefinitely and Canadian net operating loss carryforwards of $17,672,420, which will begin to expire in 2040.

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2023	2022
Federal income tax at the statutory rate	(21.0)%	(21.0)%
State income tax rate (net of federal)	(1.2)%	(2.6)%
Foreign tax rate differential	(3.0)%	(3.1)%
Non-deductible expenses	1.4%	(4.0)%
Deferred true-up	13.2%	—%
Change in valuation allowance	10.8%	23.3%
Effective income tax rate	0.2%	(7.4)%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $1,859,862 and $4,429,869 during the years ended December 31, 2023 and 2022, respectively.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Canadian perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. As of December 31, 2023, the Company has not filed tax returns for the fiscal year 2023 and Canadian corporate tax returns for fiscal year 2022.

Section 382

The utilization of the Company’s net operating losses may be subject to a substantial limitation in the event of any significant future changes in its ownership structure under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization.

Section 174

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize US expenses over five years and foreign expense over fifteen years pursuant to IRC Section 174. During the years ended December 31, 2023 and 2022, the Company has estimated and capitalized gross $463,696 and $2,684,319, respectively, of research and development expenditures that will be amortized primarily over five years. This did not have a material impact on the Company’s tax liability for the years ended December 31, 2023 and 2022. The Company will continue to evaluate the impact of these tax law changes on the current and future periods.

Inflation Reduction Act

On August 16, 2022, President Joe Biden signed the Inflation Reduction Act of 2022 (the “Act”) into law. The Act includes a new 15% corporate minimum tax and a 1% excise tax on the value of corporate stock repurchases, net of new share issuances, after December 31, 2022. These provisions did not have a material impact on the Company’s consolidated financial position as of December 31, 2023.

NOTE 12. SUBSEQUENT EVENTS

Through February 29, 2024, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

On February 29, 2024, one investor exercised the Inducement Warrants to purchase 1,954,000 shares of common stock for cash proceeds of approximately $2.7 million.

On March 8, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of 228,690 shares of the Company’s common stock, par value $0.01 per share to the Holders of the Inducement Warrants. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation solely with respect to the entry into and/or issuance of shares of common stock in an at the market offering contained in the Inducement Letters.

Subsequent to December 31, 2023, the Company sold an aggregate of 1,668,000 shares of common stock for aggregate gross proceeds of $2,392,502 and net proceeds of $2,320,707 under the Distribution Agreement with Canaccord.”

