Form 10-Q
period 2024-03-31
Enveric Biosciences, Inc.
filed 2024-05-15
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

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

As of May 9, 2024, there were 7,752,005 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$6,356,036	$2,287,977
Prepaid expenses and other current assets	1,872,786	1,293,554
Total current assets	8,228,822	3,581,531

Other assets:
Property and equipment, net	452,228	507,377
Intangible assets, net	168,744	210,932
Total other assets	620,972	718,309
Total assets	$8,849,794	$4,299,840

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,852,833	$1,218,783
Accrued liabilities	487,464	1,075,643
Investment option liability	12,210	23,608
Warrant liability	15,431	25,470
Total current liabilities	2,367,938	2,343,504

Commitments and contingencies (Note 8)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 7,294,005 and 2,739,315 shares issued and outstanding as of March 31, 2024 and December 31, 2023	72,939	27,392
Additional paid-in capital	105,917,193	100,815,851
Stock subscription receivable	—	(1,817,640)
Accumulated deficit	(98,956,433)	(96,499,518)
Accumulated other comprehensive loss	(551,843)	(569,749)
Total shareholders’ equity	6,481,856	1,956,336
Total liabilities, mezzanine equity, and shareholders’ equity	$8,849,794	$4,299,840

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2024	2023
Operating expenses
General and administrative	$1,933,753	$2,948,400
Research and development	458,155	1,825,792
Depreciation and amortization	85,409	86,486
Total operating expenses	2,477,317	4,860,678

Loss from operations	(2,477,317)	(4,860,678)

Other (expense) income
Change in fair value of warrant liabilities	10,039	50,657
Change in fair value of investment option liability	11,398	119,505
Change in fair value of derivative liability	—	13,000
Interest income (expense), net	696	(11)
Total other income	22,133	183,151

Net loss before income taxes	(2,455,184)	(4,677,527)

Income tax expense	(1,731)	—

Net loss	(2,456,915)	(4,677,527)
Less preferred dividends attributable to non-controlling interest	—	12,329
Less deemed dividends attributable to accretion of embedded derivative at redemption value	—	110,991
Net loss attributable to shareholders	(2,456,915)	(4,800,847)

Other comprehensive loss
Foreign currency translation	17,906	1,968

Comprehensive loss	$(2,439,009)	$(4,798,879)

Net loss per share - basic and diluted	$(0.61)	$(2.31)

Weighted average shares outstanding, basic and diluted	4,001,456	2,078,271

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock		Additional Paid-In	Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance at January 1, 2024	2,739,315	27,392	100,815,851	(1,817,640)	(96,499,518)	(569,749)	1,956,336
Stock-based compensation	—	—	351,488	—	—	—	351,488
Common stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	1,668,000	16,680	1,792,109	—	—	—	1,808,789
Issuance of direct offering shares (see Note 7)	228,690	2,287	320,166	—	—	—	322,453
Exercise of Inducement Warrants for common stock	1,954,000	19,540	2,657,440	—	—	—	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821 (see Note 7)	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of common stock in abeyance (see Note 7)	704,000	7,040	(7,040)	1,537,140	—	—	1,537,140
Foreign exchange translation gain	—	—	—	—	—	17,906	17,906
Net loss	—	—	—	—	(2,456,915)	—	(2,456,915)
Balance at March 31, 2024	7,294,005	$72,939	$105,917,193	$—	$(98,956,433)	$(551,843)	$6,481,856

	Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924
Stock-based compensation	—	—	—	—	—	532,835	—	—	532,835
Preferred dividends attributable to redeemable non-controlling interest	—	12,329	12,329	—	—	(12,329)	—	—	(12,329)
Accretion of embedded derivative to redemption value	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Foreign exchange translation gain	—	—	—	—	—	—	—	1,968	1,968
Net loss	—	—	—	—	—	—	(4,677,527)	—	(4,677,527)
Balance at March 31, 2023	1,000	$1,008,348	$1,008,348	2,078,271	$20,782	$94,805,177	$(83,885,313)	$(534,766)	$10,405,880

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(2,456,915)	$(4,677,527)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(10,039)	(50,657)
Change in fair value of investment option liability	(11,398)	(119,505)
Change in fair value of derivative liability	—	(13,000)
Stock-based compensation	351,488	532,835
Amortization of right of use asset	—	26,847
Amortization of intangibles	42,188	42,188
Depreciation expense	43,221	44,298
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(759,289)	(1,549,354)
Accounts payable and accrued liabilities	202,397	653,712
Right-of-use operating lease asset and obligation	—	(26,846)
Net cash used in operating activities	(2,598,347)	(5,137,009)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(5,169)
Net cash used in investing activities	—	(5,169)

Cash Flows From Financing Activities:
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	1,817,640	—
Proceeds from exercise of Inducement Warrants	2,676,980	—
Proceeds from common stock sold under the Equity Distribution Agreement, net of offering costs	2,307,707	—
Payment for offering costs previously accrued	(144,058)	—
Net cash provided by financing activities	6,658,269	—

Effect of Foreign Exchange Rate on Changes on Cash	8,137	(19,893)

Net increase (decrease) in cash	4,068,059	(5,162,071)
Cash at beginning of period	2,287,977	17,723,884
Cash at end of period	$6,356,036	$12,561,813

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$11
Income taxes paid	$24,001	$—
Offering costs accrued not paid	$49,249	$—
Issuance of common shares for offering costs	$322,453	$—
Preferred dividends attributable to redeemable non-controlling interest	$—	$12,329
Accretion of embedded derivative to redemption value	$—	$110,991

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

Leveraging its unique discovery and development platform, the Psybrary™, Enveric has created a robust intellectual property portfolio of new chemical entities for specific mental health indications. Enveric’s lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. Enveric is developing the first product from the EVM201 Series – EB-002 (formerly, EB-373) – for the treatment of psychiatric disorders. Enveric is also advancing its second program, the EVM301 Series, expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

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

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $98,956,433 as of March 31, 2024 and further losses are anticipated in the development of its business. For the three months ended March 31, 2024, the Company has operating cash outflows of $2,598,347 and had a loss from operations of $2,477,317. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At March 31, 2024, the Company had cash of $6,356,036 and working capital of $5,860,884. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, the Purchase Agreement with Lincoln Park (see Note 7 and 9), subject to registration, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the unaudited condensed consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nasdaq Notice

On November 21, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market stating that as of September 30, 2023, the Company did not meet the minimum of $2,500,000 in stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). On February 6, 2024, the Company received a letter from Nasdaq, granting the Company an extension to regain compliance with the minimum stockholders’ equity requirement by May 20, 2024. As of March 31, 2024, the Company is reporting stockholders’ equity of $6,481,856. Thus the Company believes that in filing this Quarterly Report on Form 10-Q for the period ended March 31, 2024, it will have regained and evidenced compliance with the Stockholders’ Equity Requirement by the required deadline. However, the Company’s compliance remains subject to review and analysis by Nasdaq.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2023. There were no significant changes to these accounting policies during the three months ended March 31, 2024.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, the valuation of warrants and preferred investment options, and the valuation of stock-based compensation and accruals associated with third party providers supporting research and development efforts. Actual results could differ from those estimates.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain reclassifications have been made to the prior period’s unaudited condensed consolidated financial statements in order to conform to the current year presentation. In the prior year, the Company included certain investor related expenses were included within research and development on the unaudited condensed consolidated statements of operations. These expenses were reclassified to general and administrative expenses in the current year. This reclassification had no effect on the Company’s previously reported results of operations, changes in equity, or cash flows.

Foreign Currency Translation

From inception through March 31, 2024, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar and Australian dollar. For the reporting periods ended March 31, 2024 and 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

The Company translates the assets and liabilities of its Canadian subsidiaries and Australian subsidiary into the United States dollar at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rate in effect during each monthly period. Unrealized translation gains and losses are recorded as foreign currency translation gain (loss), which is included in the unaudited condensed consolidated statements of shareholders’ equity as a component of accumulated other comprehensive loss.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in other comprehensive loss in the unaudited condensed consolidated statements of operations and comprehensive loss as incurred.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and Australia and $100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2024, the Company had greater than $250,000 at United States financial institutions, greater than $250,000 at Australian financial institutions, and greater than $100,000 at Canadian financial institutions.

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

Research and Development Tax Incentive Receivable

The Company, through its wholly-owned subsidiary in Australia, participates in the Australian research and development tax incentive program, such that a percentage of the Company’s qualifying research and development expenditures are reimbursed by the Australian government, and such incentives are reflected as a reduction of research and development expense. The Australian research and development tax incentive is recognized when there is reasonable assurance that the incentive will be received, the relevant expenditure has been incurred and the amount of the consideration can be reliably measured. At each period end, management estimates the reimbursement available to the Company based on available information at the time.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2024 and 2023 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three months ended March 31, 2024 and 2023 because the effect of their inclusion would have been anti-dilutive.

	For the three months ended March 31,
	2024	2023
Warrants to purchase shares of common stock	845,213	655,463
Restricted stock units - vested and unissued	46,971	65,312
Restricted stock units - unvested	356,116	87,733
Restricted stock awards - vested and unissued	—	708
Investment options to purchase shares of common stock	70,000	1,070,000
Options to purchase shares of common stock	25,836	47,954
Total potentially dilutive securities	1,344,136	1,927,170

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 effective January 1, 2024, and has determined that the adoption of this guidance had no impact on its unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements and disclosures.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2024 and December 31, 2023, the prepaid expenses and other current assets of the Company consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid research and development	$187,701	$46,320
Prepaid value-added taxes	241,577	243,429
Prepaid insurance	509,715	149,559
Prepaid other	82,353	62,036
Deferred offering costs (see Note 7)	395,660	567,603
Franchise tax receivable	58,758	79,258
R&D tax incentive receivable	397,022	145,349
Total prepaid expenses and other current assets	$1,872,786	$1,293,554

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INTANGIBLE ASSETS

As of March 31, 2024, the Company’s intangible assets consisted of:

Definite lived intangible assets
Balance at January 1, 2024	$210,932
Amortization	(42,188)
Balance at March 31, 2024	$168,744

For identified definite lived intangible assets, there was no impairment expense during the three months ended March 31, 2024 and 2023. For identified definite lived intangible assets, amortization expense amounted to $42,188 during the three months ended March 31, 2024 and 2023, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts converted into U.S. dollars:

	March 31, 2024	December 31, 2023
Lab equipment	$816,698	$836,709
Computer equipment and leasehold improvements	27,700	28,379
Less: Accumulated depreciation	(392,170)	(357,711)
Property and equipment, net of accumulated depreciation	$452,228	$507,377

Depreciation expense was $43,221 and $44,298 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 6. ACCRUED LIABILITIES

As of March 31, 2024 and December 31, 2023, the accrued liabilities of the Company consisted of the following:

	March 31, 2024	December 31, 2023
Product development	$70,989	$139,981
Accrued salaries, wages, and bonuses	112,708	8,889
Professional fees	172,235	584,810
Accrued restructuring costs (see Note 8)	113,532	301,645
Accrued income taxes	—	22,318
Patent costs	18,000	18,000
Total accrued expenses	$487,464	$1,075,643

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Equity Distribution Agreement

On September 1, 2023, the Company entered into the Equity Distribution Agreement (the “Distribution Agreement”), with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may offer and sell from time to time, through Canaccord as sales agent and/or principal, shares of common stock of the Company, par value $0.01 per share having an aggregate offering price of up to $10.0 million. Due to the offering limitations applicable to the Company and in accordance with the terms of the Distribution Agreement, the Company may offer Common Stock having an aggregate gross sales price of up to $2,392,514 pursuant to the prospectus supplement dated September 1, 2023 (the “Prospectus Supplement”). Subject to the terms and conditions of the Distribution Agreement, Canaccord may sell the Common Stock by any method permitted by law deemed to be an “at-the-market offering”. The Company will pay Canaccord a commission equal to 3.0% of the gross sales price of the Common Stock sold through Canaccord under the Distribution Agreement and has also agreed to reimburse Canaccord for certain expenses. The Company may also sell Common Stock to Canaccord as principal for Canaccord’s own account at a price agreed upon at the time of sale. Any sale of Common Stock to Canaccord as principal would be pursuant to the terms of a separate terms agreement between the Company and Canaccord.

During the three months ended March 31, 2024, the Company issued 1,668,000 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively. As of March 31, 2024, there is $0 available under the Distribution Agreement.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the condensed consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 418,000 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 704,000 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the three months ended March 31, 2024, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders of warrants and preferred investment options. The Inducement Letters prohibit the Company from entering into any variable rate transaction as defined in the Inducement Letters, including the issuance of (1) any variable priced debt or equity securities or (2) transactions whereby the Company may issue securities at a future determined price, such as through an at-the-market offering or an equity line of credit. The variable rate transaction restriction expires after six-month from the closing date of December 28, 2023 for the Inducement Letters for an issuance through an at-the-market offering, and one-year for the remaining variable rate transactions.

On March 8, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of 228,690 shares of the Company’s common stock to the Holders of the Inducement Warrants. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation solely with respect to the entry into and/or issuance of shares of common stock in an at the market offering contained in the Inducement Letters. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $322,453 and was charged to additional paid in capital on the unaudited condensed consolidated balance sheet as an offering cost related to the Distribution Agreement.

Lincoln Park Equity Line

On November 3, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10.0 million of the Company’s common stock subject to certain limitations and satisfaction of the conditions set forth in the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock (the “Purchase Shares”). However, such sales of Common Stock by the Company, if any, will be subject to important limitations set forth in the Purchase Agreement, including limitations on number of shares that may be sold. Sales may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement on Form S-1 covering the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement, which the Company has filed with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC.

Because the purchase price per share to be paid by Lincoln Park for the shares of Common Stock that the Company may elect to sell to Lincoln Park under the Purchase Agreement, if any, will fluctuate based on the market prices of the Company’s Common Stock at the time the Company elects to sell shares to Lincoln Park pursuant to the Purchase Agreement, if any, it is not possible for us to predict the number of shares of Common Stock that the Company will sell to Lincoln Park under the Purchase Agreement, the purchase price per share that Lincoln Park will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that the Company will receive from those purchases by Lincoln Park under the Purchase Agreement.

As of March 31, 2024 and December 31, 2023, the Company had issued no shares of common stock through the Equity Line and capitalized deferred offering costs of $395,660 related to establishing the Purchase Agreement with Lincoln Park and no reductions to additional paid in capital. Of this amount, $255,107 represents the fair value of 139,403 shares of common stock issued to Lincoln Park as consideration for its commitment under the Purchase Agreement in November 2023.

Subsequent to March 31, 2024, the variable rate transaction limitation on the equity line of credit from the Inducement Warrants (as defined in the Equity Distribution Agreement section) was waived. See Note 9.

Stock Options

Amendment to 2020 Long-Term Incentive Plan

On November 2, 2023, the stockholders approved the amendments to the 2020 Long-Term Incentive Plan, which was approved by the Board on August 8, 2023 (the “Amended Incentive Plan”). The Amended Incentive Plan (i) increased the number of authorized shares reserved for issuance under the Amended Incentive Plan to a maximum of 350,000, subject to adjustment, and (ii) removed the Evergreen Provision implemented in the Plan Amendment. During the first quarter of 2024, the Board approved an equitable adjustment to increase the number of shares available under the Plan by 134,779 shares. As of March 31, 2024, the total number of shares available for grant under the Incentive Plan was 3,482.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the stock option activity under the Company’s incentive plan for the three months ended March 31, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	30,329	$57.17	$77.22	3.4	$—
Granted	—	$—	$—		—
Forfeited	(4,493)	$44.25	$71.63		—
Outstanding at March 31, 2024	25,836	$59.42	$78.20	3.1	$—

Exercisable at March 31, 2024	24,586	$62.29	$82.04	2.8	$—

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended March 31, 2024 and 2023 was $(6,682) and $48,086, respectively.

As of March 31, 2024, the Company had $3,174 in unamortized stock option expense, which will be recognized over a weighted average period of 1.90 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the three months ended March 31, 2024:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2023	140,491	$28.97
Granted	251,500	$0.85
Forfeited	(9,729)	$2.87
Vested	(26,146)	$2.62
Non-vested at March 31, 2024	356,116	$11.76

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded $358,170 and $484,749, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. As of March 31, 2024, the Company had unamortized stock-based compensation costs related to restricted stock units of $1,847,926 which will be recognized over a weighted average period of 1.9 years. As of March 31, 2024, 46,971 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of March 31, 2024.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended March 31,
Stock-based compensation expense for RSUs:	2024	2023

General and administrative	$152,429	$252,315
Research and development	205,741	232,434
Total	$358,170	$484,749

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants and Preferred Investment Options

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2024:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2023	2,799,213	$11.79	4.6	$—
Exercised	(1,954,000)	1.37	—	$—
Outstanding at March 31, 2024	845,213	$35.87	3.4	$—

Exercisable at March 31, 2024	845,213	$35.87	3.4	$—

The following table summarizes information about investment options outstanding at March 31, 2024:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2023	70,000	$10.00	4.1	$—
Outstanding at March 31, 2024	70,000	$10.00	3.3	$—

Exercisable at March 31, 2024	70,000	$10.00	3.3	$—

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

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-002, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-002 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-002. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,400,000 AUD, which translates to approximately $2,221,000 USD as of March 31, 2024. As of March 31, 2024, the Company has paid approximately $1,036,940 of the Avance Clinical contract costs and has $164,798 recorded as prepaid assets within prepaid and other current assets, accrued $52,235 recorded as accrued liabilities and $1,333,641 as accounts payable on the accompanying condensed consolidated balance sheet. For the three months ended March 31, 2024 and 2023, the Company has expensed $398,744 and $0 in research and development expenses within the accompanying unaudited condensed consolidated statement of operations.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

According to Australian tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in Australia for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At March 31, 2024 and December 31, 2023, the Company had a research and development tax credit receivable of $397,022 and $145,349, respectively, for R&D expenses incurred in Australia, included in prepaid and other current assets within the accompanying unaudited condensed consolidated statement of operations.

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between 1 and 12 months. These agreements, in aggregate, commit the Company to approximately $1.5 million in future cash payments, inclusive of amounts in accounts payable.

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

In June 2023, the Company entered into a separation agreement with Avani Kanubaddi, the Company’s President and Chief Operating Officer (the “Kanubaddi Separation Agreement”). In accordance with the Kanubaddi Separation Agreement, Mr. Kanubaddi received salary and benefits that is paid out in twelve monthly installments beginning in July 2023, was eligible for his 2023 performance bonus, which was not achieved, and any outstanding restricted stock units retained their vesting conditions.

The following table summarizes the Reduction in Force/Restructuring activity and ending balance at March 31, 2024 for the remaining severance payments included in accrued expenses in the consolidated balance sheet:

Accrued Restructuring Costs
January 1, 2024 beginning balance	$301,645
Restructuring costs paid	(188,113)
March 31, 2024 ending balance	$113,532

NOTE 9. SUBSEQUENT EVENTS

On May 3, 2024, the Company entered into a series of common stock purchase agreements (the “Purchase Agreements”) for the issuance in a registered direct offering of an aggregate of 458,000 shares of the Company’s common stock, to certain institutional investors. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation with respect to any existing or future agreement by the Company to effect any issuance of shares and issue such shares thereunder, as contained in those certain Inducement Offer Letters, dated December 28, 2023, between the Company and those certain institutional investors. The Company did not receive any net proceeds in connection with the offering.

The Purchase Agreements contain customary representations and warranties and certain indemnification obligations of the Company. The Purchase Agreements also restrict the Company from issuing, entering into any agreement to issue, or announcing the issuance of the Company’s common stock from the date of the Purchase Agreements until the earlier of 30 days after entering into the agreements or at such time as 15,000,000 shares of the Company’s common stock have traded in the open market. The closing of the issuance of the Shares pursuant to the Purchase Agreements closed on May 3, 2024. On May 8, 2024, over 15,000,000 shares of the Company’s common stock were traded in the open market.

On May 13, 2024, the Company issued 25,000 shares and received $21,438 in gross proceeds pursuant to a draw on the Lincoln Park equity line.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in the early stages of development and may not reach a particular stage in development, receive regulatory approval, or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;
●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;
●	the limited study on the effects of medical cannabinoids and psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of cannabinoids or psychedelics;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;
●	our ability to establish or maintain collaborations on the development of therapeutic candidates;
●	our ability to obtain appropriate or necessary governmental approvals to market potential products;

●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;
●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act;
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;
●	political, economic, and military instability in Israel which may impede our development programs;
●	our success at managing the risks involved in the foregoing; and
●	the risk of loss in excess of insurance limitations on funds held in U.S Banking Institutions.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2023. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. Leveraging our unique discovery and development platform, the Psybrary™, we have created a robust intellectual property portfolio of new chemical entities for specific mental health indications. Our lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. We are developing the first product from the EVM201 Series – EB-002 – for the treatment of psychiatric disorders. We are also advancing its second program, the EVM301 Series – EB-003 – expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

Psychedelics

Following our amalgamation with MagicMed completed in September 2021 (the “Amalgamation”), we have continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including anxiety. We synthesize novel versions of classic psychedelics, such as psilocybin, N,N-Dimethyltryptamine (DMT), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (pro-drugs), and Generation 3 (new chemical entities). The Company has created over 1,000 novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) that are housed in the Psybrary™. Our current focus is develop our lead molecules EB-002 and EB-003 and to out-license other molecules from the Psybrary™.

Recent Developments

Equity Distribution Agreement

During the three months ended March 31, 2024, the Company issued 1,668,000 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the condensed consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 418,000 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 704,000 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the three months ended March 31, 2024, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders of warrants and preferred investment options. The Inducement Letters prohibit the Company from entering into any variable rate transaction as defined in the Inducement Letters, including the issuance of (1) any variable priced debt or equity securities or (2) transactions whereby the Company may issue securities at a future determined price, such as through an at-the-market offering or an equity line of credit. The variable rate transaction restriction expires after six-month from the closing date of December 28, 2023 for the Inducement Letters for an issuance through an at-the-market offering, and one-year for the remaining variable rate transactions.

On March 8, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of 228,690 shares of the Company’s common stock, par value $0.01 per share to the Holders of the Inducement Warrants. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation solely with respect to the entry into and/or issuance of shares of common stock in an at the market offering contained in the Inducement Letters. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $322,453 and was charged to additional paid in capital on the unaudited condensed consolidated balance sheet as an offering cost related to the Distribution Agreement.

Inducement Warrants

On February 29, 2024, a Holder of the Inducement Warrants, exercised 1,954,000 Inducement Warrants at an exercise price of $1.37 per share for 1,954,000 shares of the Company’s common stock for total gross proceeds of $2,676,980.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Operating expenses
General and administrative	$1,933,753	$2,948,400
Research and development	458,155	1,825,792
Depreciation and amortization	85,409	86,486
Total operating expenses	2,477,317	4,860,678

Loss from operations	(2,477,317)	(4,860,678)

Other (expense) income
Change in fair value of warrant liabilities	10,039	50,657
Change in fair value of investment option liability	11,398	119,505
Change in fair value of derivative liability	—	13,000
Interest income (expense), net	696	(11)
Total other income	22,133	183,151

Net loss before income taxes	$(2,455,184)	$(4,677,527)

Income tax expense	(1,731)	0

Net loss	$(2,456,915)	$(4,677,527)

General and Administrative Expenses

Our general and administrative expenses decreased to $1,933,753 for the three months ended March 31, 2024 from $2,948,400 for the three months ended March 31, 2023, a decrease of $1,014,647, or 34%. This change was primarily driven by decreases in consulting expenses of $339,912, salaries and wages of $235,940, stock compensation expense of $154,654 and accounting fees of $79,031, all primarily related to the second quarter 2023 reduction in force and no longer pursuing the transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc., and Delaware franchise taxes of $196,826 partially offset by an increase in director fees of $134,875.

Research and Development Expenses

Our research and development expense for the three months ended March 31, 2024 was $458,155 as compared to $1,825,792 for the three months ended March 31, 2023 with a decrease of $1,367,637, or approximately 75%. This decrease was primarily driven by a decrease salaries and wages of $765,365, research costs of $323,973 and the gain realized related to the Australian R&D tax incentive of $399,987.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2024 was $85,409 as compared to $86,486 for the three months ended March 31, 2023, with a decrease of $1,077, or approximately 1%.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2024 resulted in income of $10,039 as compared to $50,657 for the three months ended March 31, 2023. The change in fair value of warrant liabilities is due to the exercise of 122,000 of warrants on December 28, 2023, resulting in less warrants outstanding and re-valued at March 31, 2024, as well as, the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability the three months ended March 31, 2024 resulted in income of $11,398 as compared to $119,505 during the three months ended March 31, 2023. The change in fair value is due to the exercise of 1,000,000 investment options on December 28, 2023, resulting in less investment options re-valued at March 31, 2024 and a significant decrease in the Company’s stock price for the three months ended March 31, 2024.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability is due to the May 2023 redemption which ceased the probability of occurrence of the Akos spin-off and Akos Series A Preferred Stock redemption.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $98,956,433 as of March 31, 2024 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $2,598,347 for the three months ended March 31, 2024. For the three months ended March 31, 2024, the Company had a loss from operations of $2,477,317. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At March 31, 2024, the Company had cash of $6,356,036 and working capital of $5,860,884. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, the Purchase Agreement with Lincoln Park, subject to registration, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the unaudited condensed consolidated financial statements. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Three Months Ended March 31, 2024 and 2023:

The following table sets forth a summary of cash flows for the years presented:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(2,598,347)	$(5,137,009)
Net cash used in investing activities	—	(5,169)
Net cash provided by financing activities	6,658,269	—
Effect of Foreign Exchange Rate on Changes on Cash	8,137	(19,893)
Net increase (decrease) in cash	$4,068,059	$(5,162,071)

Operating Activities

Net cash used in operating activities was $2,598,347 during the three months ended March 31, 2024, which consisted primarily of a net loss adjusted for non-cash items of $2,041,455 and an increase in prepaid expenses of $759,289, offset by an increase in accounts payable and accrued liabilities of $202,397.

Net cash used in operating activities was $5,137,009 during the three months ended March 31, 2023, which consisted primarily of a net loss adjusted for non-cash items of $4,214,521, an increase in prepaid expenses and other current assets of $1,549,354, and a decrease in right-of-use operating lease asset and obligation of $26,846, offset by an increase in accounts payable and accrued liabilities of $653,712.

Investing Activities

Net cash used in investing activities was $0 during the three months ended March 31, 2024.

Net cash used in investing activities was $5,169 during the three months ended March 31, 2023, which consisted of the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $6,658,269 during the three months ended March 31, 2024, which consisted of $1,817,640 from the proceeds received from the stock subscription receivable, $2,676,980 for the exercise of the Inducement Warrants, and $2,307,707 for the common stock sold under the Distribution agreement, net of offering costs, and offset by $144,058 offering costs previously accrued for the Inducement Warrants.

Net cash provided by financing activities was $0 during the three months ended March 31, 2023.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimate includes determining the accruals associated with third party providers supporting research and development efforts.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From inception through March 31, 2024, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries is the Canadian dollar and Australian dollar. For the reporting periods ended March 31, 2024 and March 31, 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report for the year ended December 31, 2023, continued to exist and were still considered material weaknesses in our internal control over financial reporting at March 31, 2024.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2024.

Management’s Remediation Plan

As previously discussed in our Annual Report for the year ended December 31, 2023, management had concluded that our internal control over financial reporting was not effective as of December 31, 2023, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

As of March 31, 2024, there were control deficiencies that constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Common Stock Purchase Agreement, dated March 8, 2024, between Enveric Biosciences, Inc. and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2024)
10.2	Form of Common Stock Purchase Agreement, dated May 3, 2024, between Enveric Biosciences, Inc. and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2024)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC.

May 14, 2024	By:	/s/ Dr. Joseph Tucker
Joseph Tucker, Ph.D
Chief Executive Officer
(Principal Executive Officer)

May 14, 2024	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

