Form 10-Q
period 2024-06-30
Enveric Biosciences, Inc.
filed 2024-08-12
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024

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

As of August 9, 2024, there were 8,919,920 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

	PART II - OTHER INFORMATION	26
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
	Signatures	29

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$3,502,551	$2,287,977
Prepaid expenses and other current assets	2,017,383	1,293,554
Total current assets	5,519,934	3,581,531

Other assets:
Property and equipment, net	405,114	507,377
Intangible assets, net	126,556	210,932
Total other assets	531,670	718,309
Total assets	$6,051,604	$4,299,840

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$459,898	$1,218,783
Accrued liabilities	176,373	1,075,643
Investment option liability	4,443	23,608
Warrant liability	4,626	25,470
Total current liabilities	645,340	2,343,504

Commitments and contingencies (Note 8)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 7,878,568 and 2,739,315 shares issued and outstanding as of June 30, 2024 and December 31, 2023	78,785	27,392
Additional paid-in capital	106,729,801	100,815,851
Stock subscription receivable	—	(1,817,640)
Accumulated deficit	(100,835,827)	(96,499,518)
Accumulated other comprehensive loss	(566,495)	(569,749)
Total shareholders’ equity	5,406,264	1,956,336
Total liabilities, mezzanine equity, and shareholders’ equity	$6,051,604	$4,299,840

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
General and administrative	$1,297,651	$3,272,900	$3,231,404	$6,192,700
Research and development	515,501	2,395,589	973,656	4,249,981
Depreciation and amortization	84,779	86,518	170,188	173,004
Total operating expenses	1,897,931	5,755,007	4,375,248	10,615,685

Loss from operations	(1,897,931)	(5,755,007)	(4,375,248)	(10,615,685)

Other income (expense)
Change in fair value of warrant liabilities	10,805	(233,821)	20,844	(183,164)
Change in fair value of investment option liability	7,767	(1,082,141)	19,165	(962,636)
Change in fair value of derivative liability	—	714,000	—	727,000
Interest income (expense), net	(35)	916	661	905
Total other income (expense)	18,537	(601,046)	40,670	(417,895)

Net loss before income taxes	(1,879,394)	(6,356,053)	(4,334,578)	(11,033,580)

Income tax expense	—	—	(1,731)	—

Net loss	(1,879,394)	(6,356,053)	(4,336,309)	(11,033,580)
Less preferred dividends attributable to non-controlling interest	—	6,712	—	19,041
Less deemed dividends attributable to accretion of embedded derivative at redemption value	—	36,997	—	147,988
Net loss attributable to shareholders	(1,879,394)	(6,399,762)	(4,336,309)	(11,200,609)

Other comprehensive loss
Foreign currency translation	(14,652)	(11,286)	3,254	(9,318)

Comprehensive loss	$(1,894,046)	$(6,411,048)	$(4,333,055)	$(11,209,927)

Net loss per share - basic and diluted	$(0.25)	$(3.04)	$(0.75)	$(5.35)

Weighted average shares outstanding, basic and diluted	7,587,851	2,107,583	5,794,653	2,093,008

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Additional Paid-In	Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance at January 1, 2024	2,739,315	27,392	100,815,851	(1,817,640)	(96,499,518)	(569,749)	1,956,336
Stock-based compensation	—	—	351,488	—	—	—	351,488
Common stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	1,668,000	16,680	1,792,109	—	—	—	1,808,789
Issuance of direct offering shares (see Note 7)	228,690	2,287	320,166	—	—	—	322,453
Exercise of Inducement Warrants for common stock	1,954,000	19,540	2,657,440	—	—	—	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of common stock in abeyance	704,000	7,040	(7,040)	1,537,140	—	—	1,537,140
Foreign exchange translation gain	—	—	—	—	—	17,906	17,906
Net loss	—	—	—	—	(2,456,915)	—	(2,456,915)
Balance at March 31, 2024	7,294,005	$72,939	$105,917,193	$—	$(98,956,433)	$(551,843)	$6,481,856
Stock-based compensation	—	—	369,614	—	—	—	369,614
Common stock sold under the Purchase Agreement, net of offering costs of $82,850	125,000	1,250	(1,250)	—	—	—	—
Issuance of direct offering shares (see Note 7)	458,000	4,580	444,260	—	—	—	448,840
Issuance of common shares for vested RSU	1,563	16	(16)	—	—	—	—
Foreign exchange translation loss	—	—	—	—	—	(14,652)	(14,652)
Net loss	—	—	—	—	(1,879,394)	—	(1,879,394)
Balance at June 30, 2024	7,878,568	$78,785	$106,729,801	$—	$(100,835,827)	$(566,495)	$5,406,264

	Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Equity	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2023	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924
Stock-based compensation	—	—	—	—	—	532,835	—	—	532,835
Preferred dividends attributable to redeemable non-controlling interest	—	12,329	12,329	—	—	(12,329)	—	—	(12,329)
Accretion of embedded derivative to redemption value	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Foreign exchange translation gain	—	—	—	—	—	—	—	1,968	1,968
Net loss	—	—	—	—	—	—	(4,677,527)	—	(4,677,527)
Balance at March 31, 2023	1,000	$1,008,348	$1,008,348	2,078,271	$20,782	$94,805,177	$(83,885,313)	$(534,766)	$10,405,880
Stock-based compensation	—	—	—	—	—	879,738	—	—	879,738
Preferred dividends attributable to redeemable	—	6,712	6,712	—	—	(6,712)	—	—	(6,712)
Accretion of embedded derivative to redemption value	—	36,997	36,997	—	—	(36,997)	—	—	(36,997)
Redemption of Series A preferred stock	(1,000)	(1,052,057)	(1,052,057)	—	—	—	—	—	—
Issuance of common shares in exchange for RSU conversions from the reduction in force	—	—	—	63,511	635	(635)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	(11,286)	(11,286)
Net loss	—	—	—	—	—	—	(6,356,053)	—	(6,356,053)
Balance at June 30, 2023	—	$—	$—	2,141,782	$21,417	$95,640,571	$(90,241,366)	$(546,052)	$4,874,570

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(4,336,309)	$(11,033,580)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(20,844)	183,164
Change in fair value of investment option liability	(19,165)	962,636
Change in fair value of derivative liability	—	(727,000)
Stock-based compensation	721,102	1,412,573
Amortization of right of use asset	—	54,703
Amortization of intangibles	84,376	84,375
Depreciation expense	85,812	88,629
Gain on disposal of property and equipment	—	(4,212)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(543,822)	(1,111,913)
Accounts payable and accrued liabilities	(1,458,670)	542,397
Right-of-use operating lease asset and obligation	—	(54,702)
Net cash used in operating activities	(5,487,520)	(9,602,930)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(5,187)
Proceeds from disposal of property and equipment	—	16,872
Net cash provided by investing activities	—	11,685

Cash Flows From Financing Activities:
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	1,804,819	—
Proceeds from exercise of Inducement Warrants	2,676,980	—
Proceeds from common stock sold under the Equity Distribution Agreement, net of offering costs	2,290,186	—
Proceeds from common stock sold under the Purchase Agreement, net of offering costs	82,026	—
Payment for offering costs previously accrued	(161,312)	—
Redemption of Series A Preferred Stock	—	(1,052,057)
Net cash provided by (used in) financing activities	6,692,699	(1,052,057)

Effect of Foreign Exchange Rate on Changes on Cash	9,395	826

Net increase (decrease) in cash	1,214,574	(10,642,476)
Cash at beginning of period	2,287,977	17,723,884
Cash at end of period	$3,502,551	$7,081,408

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$11
Income taxes paid	$24,001	$—
Offering costs accrued not paid	$149	$—
Deferred offering costs charged to offering costs	$240,969	—
Issuance of common shares for offering costs	$771,293	$—
Preferred dividends attributable to redeemable non-controlling interest	$—	$19,041
Accretion of embedded derivative to redemption value	$—	$147,988

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric” or the “Company”) is a biotechnology company developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The head office of the Company is located in Naples, Florida. The Company has the following wholly-owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Ltd., MagicMed Industries, Inc. (“MagicMed”), Enveric Biosciences Canada, Inc., Akos Biosciences, Inc. (“Akos”), and Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”).

Leveraging its unique discovery and development platform, The Psybrary™, Enveric has created a robust intellectual property portfolio of new chemical entities for specific mental health indications. Enveric’s lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. Enveric is developing the first product from the EVM201 Series – EB-002 (formerly EB-373) – for the treatment of psychiatric disorders. Enveric is also advancing its product EB-003 from the EVM301 Series, which is expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

The Company has continued to pursue the development of MagicMed’s proprietary Psychedelic Derivatives library, the Psybrary™ which the Company believes will help to identify and develop the right drug candidates needed to address mental health challenges, including cancer-related distress. The Company synthesizes novel versions of classic psychedelics, such as psilocybin, N,N-Dimethyltryptamine (“DMT”), mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ the Company has three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (new chemical entity pro-drugs of psilocin), and Generation 3 (new chemical entity analogs). The Company has created over 1000 novel psychedelic molecular compounds and derivatives that are housed in the Psybrary™. The Company’s current focus is to develop its lead molecules, EB-002 and EB-003, and to outlicense other molecules from the Psybrary™.

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

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $100,835,827 as of June 30, 2024, and further losses are anticipated in the development of its business. For the six months ended June 30, 2024, the Company has operating cash outflows of $5,487,520 and had a loss from operations of $4,375,248. Being a research and development company, since inception, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2024, the Company had cash of $3,502,551 and working capital of $4,874,594. The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, the Purchase Agreement with Lincoln Park (see Note 7 and 9), subject to registration, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Nasdaq Notice

On November 21, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that as of September 30, 2023, the Company did not meet the minimum of $2,500,000 in stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). On February 6, 2024, the Company received a letter from Nasdaq, granting the Company an extension to regain compliance with the minimum stockholders’ equity requirement by May 20, 2024. On May 21, 2024, the Company received a letter from Nasdaq notifying the Company that it regained compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq.

On May 16, 2024, the Company received a letter from Nasdaq’s Listing Qualifications Department stating that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from May 16, 2024, or until November 12, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before November 12, 2024, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2023. There were no significant changes to these accounting policies during the three and six months ended June 30, 2024.

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

Foreign Currency Translation

From inception through June 30, 2024, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar and Australian dollar. For the reporting periods ended June 30, 2024 and 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and Australia and $100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2024, the Company had greater than $250,000 at United States financial institutions, less than $250,000 at Australian financial institutions, and less than $100,000 at Canadian financial institutions.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2024 and 2023 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 and 2023 because the effect of their inclusion would have been anti-dilutive.

	For the three and six months ended June 30, 2024	For the three and six months ended June 30, 2023
Warrants to purchase shares of common stock	845,213	655,463
Restricted stock units - vested and unissued	41,901	55,622
Restricted stock units - unvested	356,116	180,115
Restricted stock awards - vested and unissued	—	708
Investment options to purchase shares of common stock	70,000	1,070,000
Options to purchase shares of common stock	23,082	36,579
Total potentially dilutive securities	1,336,312	1,998,487

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the potential impacts of ASU 2023-07, however as the Company currently has one reportable segment, does not expect this guidance will not have a material impact on its unaudited condensed consolidated financial statements.

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

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2024 and December 31, 2023, the prepaid expenses and other current assets of the Company consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid research and development	$257,218	$46,320
Prepaid value-added taxes	241,269	243,429
Prepaid insurance	375,215	149,559
Prepaid other	81,192	62,036
Deferred offering costs (see Note 7)	763,173	567,603
Franchise tax receivable	38,258	79,258
R&D tax incentive receivable	261,058	145,349
Total prepaid expenses and other current assets	$2,017,383	$1,293,554

NOTE 4. INTANGIBLE ASSETS

As of June 30, 2024, the Company’s intangible assets consisted of:

Definite lived intangible assets
Balance at January 1, 2024	$210,932
Amortization	(84,376)
Balance at June 30, 2024	$126,556

For identified definite lived intangible assets, there was no impairment expense during the three and six months ended June 30, 2024 and 2023. For identified definite lived intangible assets, amortization expense amounted to $42,188 and $42,187 during the three months ended June 30, 2024 and 2023, respectively and $84,376 and $84,375 during each of the six months ended June 30, 2024 and 2023, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts converted into U.S. dollars:

	June 30, 2024	December 31, 2023
Lab equipment	$808,523	$836,709
Computer equipment and leasehold improvements	27,422	28,379
Less: Accumulated depreciation	(430,831)	(357,711)
Property and equipment, net of accumulated depreciation	$405,114	$507,377

Depreciation expense was $42,591 and $44,331 for the three months ended June 30, 2024 and 2023, respectively and $85,812 and $88,629 for the six months ended June 30, 2024 and 2023, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ACCRUED LIABILITIES

As of June 30, 2024 and December 31, 2023, the accrued liabilities of the Company consisted of the following:

	June 30, 2024	December 31, 2023
Product development	$79,197	$139,981
Accrued salaries, wages, and bonuses	8,634	8,889
Professional fees	70,542	584,810
Accrued restructuring costs (see Note 8)	—	301,645
Accrued income taxes	—	22,318
Patent costs	18,000	18,000
Total accrued expenses	$176,373	$1,075,643

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Equity Distribution Agreement

On September 1, 2023, the Company entered into the Equity Distribution Agreement (the “Distribution Agreement”), with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may offer and sell from time to time, through Canaccord as sales agent and/or principal, shares of common stock of the Company, par value $0.01 per share having an aggregate offering price of up to $10.0 million. Due to the offering limitations applicable to the Company and in accordance with the terms of the Distribution Agreement, the Company may offer Common Stock having an aggregate gross sales price of up to $2,392,514 pursuant to the prospectus supplement dated September 1, 2023 (the “Prospectus Supplement”). Subject to the terms and conditions of the Distribution Agreement, Canaccord may sell the Common Stock by any method permitted by law deemed to be an “at-the-market offering.” The Company will pay Canaccord a commission equal to 3.0% of the gross sales price of the Common Stock sold through Canaccord under the Distribution Agreement and has also agreed to reimburse Canaccord for certain expenses. The Company may also sell Common Stock to Canaccord as principal for Canaccord’s own account at a price agreed upon at the time of sale. Any sale of Common Stock to Canaccord as principal would be pursuant to the terms of a separate terms agreement between the Company and Canaccord.

During the six months ended June 30, 2024, the Company issued 1,668,000 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively. As of June 30, 2024, there is $0 available under the Distribution Agreement.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the condensed consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 418,000 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 704,000 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the six months ended June 30, 2024, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders of warrants and preferred investment options. The Inducement Letters prohibit the Company from entering into any variable rate transaction as defined in the Inducement Letters, including the issuance of (1) any variable priced debt or equity securities or (2) transactions whereby the Company may issue securities at a future determined price, such as through an at-the-market offering or an equity line of credit. The variable rate transaction restriction would have expired after six-months from the closing date of December 28, 2023 for the Inducement Letters for an issuance through an at-the-market offering, and one-year for the remaining variable rate transactions, however the restriction was waived for the at-the-market offering on March 8, 2024 and the equity line on May 3, 2024.

On March 8, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of 228,690 shares of the Company’s common stock to the Holders of the Inducement Warrants. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation solely with respect to the entry into and/or issuance of shares of common stock in an at the market offering contained in the Inducement Letters. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $322,453 and was charged to additional paid in capital, as it is direct and incremental to the Distribution Agreement, on the unaudited condensed consolidated balance sheet as an offering cost related to the Distribution Agreement.

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

On May 3, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of an aggregate of 458,000 shares of the Company’s common stock, to certain institutional investors. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation with respect to any existing or future agreement by the Company to effect any issuance of shares and issue such shares thereunder, as contained in those certain Inducement Offer Letters, dated December 28, 2023, between the Company and those certain institutional investors. The Company will not receive any net proceeds in connection with the offering. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $448,840 and was recorded as deferred offering costs, as direct and incremental to the Purchase Agreement, within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet related to the Purchase Agreement.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The common stock purchase agreements contain customary representations and warranties and certain indemnification obligations of the Company. The common stock purchase agreements also restrict the Company from issuing, entering into any agreement to issue, or announcing the issuance of the Company’s common stock from the date of the common stock purchase agreements until the earlier of 30 days after entering into the agreements or at such time as fifteen million (15,000,000) shares of the Company’s common stock have traded in the open market. The closing of the issuance of the Shares pursuant to the common stock purchase agreements closed on May 3, 2024.

During the three and six months ended June 30, 2024, the Company had issued 125,000 shares of common stock through the Purchase Agreement for gross cash proceeds of $82,850 and the Company charged offering costs of $82,850 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the Company has capitalized deferred offering costs of $763,173 and $395,660, respectively. See Note 9 for shares issued after June 30, 2024.

Stock Options

Amendment to 2020 Long-Term Incentive Plan

On November 2, 2023, the stockholders approved the amendments to the 2020 Long-Term Incentive Plan, which was approved by the Board on August 8, 2023 (the “Amended Incentive Plan”). The Amended Incentive Plan (i) increased the number of authorized shares reserved for issuance under the Amended Incentive Plan to a maximum of 350,000, subject to adjustment, and (ii) removed the Evergreen Provision implemented in the Plan Amendment. During the first quarter of 2024, the Board approved an equitable adjustment to increase the number of shares available under the Plan by 134,779 shares. As of June 30, 2024, the total number of shares available for grant under the Incentive Plan was 6,257.

A summary of the stock option activity under the Company’s incentive plan for the six months ended June 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	30,329	$57.17	$77.22	3.4	$—
Granted	—	$—	$—		—
Forfeited	(7,247)	$39.35	$54.02		—
Outstanding at June 30, 2024	23,082	$62.77	$84.51	2.9	$—

Exercisable at June 30, 2024	21,988	$65.74	$88.59	2.5	$—

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended June 30, 2024 and 2023 was $414 and $54,375, respectively.

The Company’s stock-based compensation expense, recorded within general and administrative expense, related to stock options for the six months ended June 30, 2024 and 2023 was $(6,268) and $102,461, respectively.

As of June 30, 2024, the Company had $2,760 in unamortized stock option expense, which will be recognized over a weighted average period of 1.65 years.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the six months ended June 30, 2024:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2023	140,491	$28.97
Granted	251,500	$0.85
Forfeited	(9,750)	$2.87
Vested	(26,125)	$2.62
Non-vested at June 30, 2024	356,116	$11.76

For the three months ended June 30, 2024 and 2023, the Company recorded $369,200 and $825,363, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2024 and 2023, the Company recorded $727,370 and $1,310,112, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2024, the Company had unamortized stock-based compensation costs related to restricted stock units of $1,478,726 which will be recognized over a weighted average period of 1.71 years. As of June 30, 2024, 41,901 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of June 30, 2024.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation expense for RSUs:	2024	2023	2024	2023
General and administrative	$162,042	$592,929	$314,471	$845,244
Research and development	207,158	232,434	412,899	464,868
Total	$369,200	$825,363	$727,370	$1,310,112

Warrants and Preferred Investment Options

The following table summarizes information about shares issuable under warrants outstanding at June 30, 2024:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2023	2,799,213	$11.79	4.6	$—
Exercised	(1,954,000)	1.37	—	$—
Outstanding at June 30, 2024	845,213	$35.87	3.2	$—

Exercisable at June 30, 2024	845,213	$35.87	3.2	$—

The following table summarizes information about investment options outstanding at June 30, 2024:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2023	70,000	$10.00	4.1	$—
Outstanding at June 30, 2024	70,000	$10.00	3.1	$—

Exercisable at June 30, 2024	70,000	$10.00	3.1	$—

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

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-002, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-002 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-002. EB-002, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,400,000 AUD, which translates to approximately $2,225,000 USD as of June 30, 2024. As of June 30, 2024, the Company has paid approximately $2,225,000 of the Avance Clinical contract costs and has $251,254 recorded as prepaid assets within prepaid and other current assets, accrued $— recorded as accrued liabilities and $— as accounts payable on the accompanying condensed consolidated balance sheet. For the three and six months ended June 30, 2024 and 2023, the Company has expensed $(154,354) and $244,390, and $354,419 and $355,232, respectively, in research and development expenses within the accompanying unaudited condensed consolidated statement of operations. As of June 30, 2024, all payments have been made and the project is substantially completed.

According to Australian tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in Australia for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At June 30, 2024 and December 31, 2023, the Company had a research and development tax credit receivable of $261,058 and $145,349, respectively, for R&D expenses incurred in Australia, included in prepaid and other current assets within the accompanying unaudited condensed consolidated statement of operations.

Purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan

On December 26, 2017, Jay Pharma entered into a purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan (the “Vogel-Nathan Purchase Agreement”), pursuant to which Jay Pharma was assigned ownership rights to certain patents, which were filed and unissued as of the date of the Vogel-Nathan Purchase Agreement. The patent portfolio acquired and developed under the Vogel-Nathan Purchase Agreement was sold to undisclosed buyers for an undisclosed sum in the first quarter of 2024. No additional financial or other obligations exist regarding the Vogel-Nathan Purchase Agreement.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between one and 12 months. These agreements, in aggregate, commit the Company to approximately $0.1 million in future cash payments, inclusive of amounts in accounts payable.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Reduction in Force/Restructuring activity and ending balance at June 30, 2024 for the remaining severance payments included in accrued expenses in the consolidated balance sheet:

Accrued Restructuring Costs
January 1, 2024 beginning balance	$301,645
Restructuring costs paid	(301,645)
June 30, 2024 ending balance	$—

NOTE 9. SUBSEQUENT EVENTS

Subsequent to June 30, 2024, the Company issued 1,015,477 shares of common stock through the Purchase Agreement with Lincoln Park for gross cash proceeds of $494,887. As of July 30, 2024, there were no remaining shares available to be issued in connection with this agreement.

On July 10, 2024, Akos entered into an Exclusive License Agreement (the “License Agreement”) with Aries Science and Technology, LLC, an Ohio limited liability company (“Aries”), pursuant to which Akos granted Aries a license of Akos’s patented radiation dermatitis topical product. The license allows Akos to use the patented formulation to develop pharmaceutical or non-pharmaceutical products for treating radiation dermatitis suitable for administration to humans or animals. The license is exclusive (subject to certain exceptions contained in the License Agreement), worldwide, royalty-bearing, and includes the right to sublicense. Akos is entitled to potential license payments, milestone payments and royalties based on net revenues of the Licensed Product on a licensed product-by-licensed product and country-by-country basis pursuant to the terms of the Agreement. Aries has the option during the license term, to purchase the rights to each licensed product (on a licensed product-by-licensed product basis) in the form of an exclusive (as to the applicable licensed product), fully paid, transferable right and license to the licensed product.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Enveric Biosciences, Inc., a Delaware corporation, and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in the early stages of development and may not reach a particular stage in development, receive regulatory approval, or be successfully commercialized;

●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;

●	the limited study on the effects of medical psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelics;

●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;

●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;

●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;

●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;

●	our ability to establish or maintain collaborations on the development of therapeutic candidates;

●	our ability to obtain appropriate or necessary governmental approvals to market potential products;

●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;

●	our significant and increasing liquidity needs and potential requirements for additional funding;

●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;

●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act;

●	the intense competition we face, often from companies with greater resources and experience than us;

●	our ability to retain key executives and scientists;

●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;

●	political, economic, and military instability in Israel which may impede our development programs;

●	our success at managing the risks involved in the foregoing; and

●	the risk of loss in excess of insurance limitations on funds held in U.S Banking Institutions.

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

Psychedelics

We have continued to pursue the development of MagicMed’s proprietary psychedelic derivatives library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including anxiety. We synthesize novel versions of classic psychedelics, such as psilocybin, DMT, mescaline and MDMA, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. Within the Psybrary™ we have three different types of molecules, Generation 1 (classic psychedelics), Generation 2 (new chemical entity pro-drugs of psilocin), and Generation 3 (new chemical entity analogs). The Company has created over 1,000 novel psychedelic molecular compounds and derivatives (“Psychedelic Derivatives”) that are housed in the Psybrary™. Our current focus is develop our lead molecules EB-002 and EB-003 and to out-license other molecules from the Psybrary™.

Recent Developments

Equity Distribution Agreement

During the six months ended June 30, 2024, the Company issued 1,668,000 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the condensed consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 418,000 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 704,000 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the six months ended June 30, 2024, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders of warrants and preferred investment options. The Inducement Letters prohibit the Company from entering into any variable rate transaction as defined in the Inducement Letters, including the issuance of (1) any variable priced debt or equity securities or (2) transactions whereby the Company may issue securities at a future determined price, such as through an at-the-market offering or an equity line of credit. The variable rate transaction restriction would have expired after six-months from the closing date of December 28, 2023 for the Inducement Letters for an issuance through an at-the-market offering, and one-year for the remaining variable rate transactions, however the restriction was waived for the at-the-market offering on March 8, 2024 and the equity line on May 3, 2024.

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

Lincoln Park Equity Line

During the three and six months ended June 30, 2024, the Company had issued 125,000 shares of common stock through the Purchase Agreement for gross cash proceeds of $82,850 and the Company charged offering costs of $82,850 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the Company has capitalized deferred offering costs of $763,173 and $395,660, respectively.

On May 3, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of an aggregate of 458,000 shares of the Company’s common stock, to certain institutional investors. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation with respect to any existing or future agreement by the Company to effect any issuance of shares and issue such shares thereunder, as contained in those certain Inducement Offer Letters, dated December 28, 2023, between the Company and those certain institutional investors. The Company will not receive any net proceeds in connection with the offering. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $448,840 and was recorded as deferred offering costs within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet related to the Purchase Agreement.

During July 2024, the Company issued 1,015,477 shares of common stock through the Purchase Agreement with Lincoln Park for gross cash proceeds of $494,887. As of July 30, 2024, there were no remaining shares available to be issued in connection with this agreement.

Inducement Warrants

On February 29, 2024, a Holder of the Inducement Warrants, exercised 1,954,000 Inducement Warrants at an exercise price of $1.37 per share for 1,954,000 shares of the Company’s common stock for total gross proceeds of $2,676,980.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
	2024	2023
Operating expenses
General and administrative	$1,297,651	$3,272,900
Research and development	515,501	2,395,589
Depreciation and amortization	84,779	86,518
Total operating expenses	1,897,931	5,755,007

Loss from operations	(1,897,931)	(5,755,007)

Other income (expense)
Change in fair value of warrant liabilities	10,805	(233,821)
Change in fair value of investment option liability	7,767	(1,082,141)
Change in fair value of derivative liability	—	714,000
Interest income (expense), net	(35)	916
Total other income (expense)	18,537	(601,046)

Net loss before income taxes	$(1,879,394)	$(6,356,053)

Income tax expense	—	—

Net loss	$(1,879,394)	$(6,356,053)

General and Administrative Expenses

Our general and administrative expenses decreased to $1,297,651 for the three months ended June 30, 2024 from $3,272,900 for the three months ended June 30, 2023, a decrease of $1,975,249, or 60%. This change was primarily driven by decreases in consulting expenses of $357,747, salaries and wages of $806,006, stock compensation expense of $484,848, legal fees of $109,403 and accounting fees of $63,919, all primarily related to the second quarter 2023 reduction in force and no longer pursuing the transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc.

Research and Development Expenses

Our research and development expense for the three months ended June 30, 2024 was $515,501 as compared to $2,395,589 for the three months ended June 30, 2023 with a decrease of $1,880,088, or approximately 78%. This decrease was primarily driven by a decrease in CRO expense of $531,305, salaries and wages of $564,333, research costs of $722,777 and product development of $124,199.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2024 was $84,779 as compared to $86,518 for the three months ended June 30, 2023, with a decrease of $1,739, or approximately 2%.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2024 resulted in income of $10,805 as compared to an expense of $233,821 for the three months ended June 30, 2023. The change in fair value of warrant liabilities is due to the exercise of 122,000 of warrants on December 28, 2023, resulting in less warrants outstanding and re-valued at June 30, 2024, as well as, the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability the three months ended June 30, 2024 resulted in income of $7,767 as compared to an expense of $1,082,141 during the three months ended June 30, 2023. The change in fair value is due to the exercise of 1,000,000 investment options on December 28, 2023, resulting in less investment options re-valued at June 30, 2024 and a significant decrease in the Company’s stock price for the three months ended June 30, 2024.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability is due to the May 2023 redemption which ceased the probability of occurrence of the Akos spin-off and Akos Series A Preferred Stock redemption.

The following table sets forth information comparing the components of net loss for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June
	2024	2023
Operating expenses
General and administrative	$3,231,404	$6,192,700
Research and development	973,656	4,249,981
Depreciation and amortization	170,188	173,004
Total operating expenses	4,375,248	10,615,685

Loss from operations	(4,375,248)	(10,615,685)

Other income (expense)
Change in fair value of warrant liabilities	20,844	(183,164)
Change in fair value of investment option liability	19,165	(962,636)
Change in fair value of derivative liability	—	727,000
Interest income, net	661	905
Total other income (expense)	40,670	(417,895)

Net loss before income taxes	$(4,334,578)	$(11,033,580)

Income tax expense	(1,731)	—

Net loss	$(4,336,309)	$(11,033,580)

General and Administrative Expenses

Our general and administrative expenses decreased to $3,231,404 for the six months ended June 30, 2024 from $6,192,700 for the six months ended June 30, 2023, a decrease of $2,961,296, or 48%. This change was primarily driven by decreases in consulting expenses of $697,659, salaries and wages of $1,041,946, stock compensation expense of $639,502, investor relations of $256,219 and accounting fees of $142,950, all primarily related to the second quarter 2023 reduction in force and no longer pursuing the transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc., and Delaware franchise taxes of $220,075 partially offset by an increase in director fees of $113,573.

Research and Development Expenses

Our research and development expense for the six months ended June 30, 2024 was $973,656 as compared to $4,249,981 for the six months ended June 30, 2023 with a decrease of $3,276,325, or approximately 77%. This decrease was primarily driven by a decrease salaries and wages of $1,329,698, research costs of $1,046,750, product development costs of $323,751 and the gain realized related to the Australian R&D tax incentive of $259,591.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2024 was $170,188 as compared to $173,004 for the six months ended June 30, 2023, with a decrease of $2,816, or approximately 2%.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2024 resulted in income of $20,844 as compared to a loss of $183,164 for the six months ended June 30, 2023. The change in fair value of warrant liabilities is due to the exercise of 122,000 of warrants on December 28, 2023, resulting in less warrants outstanding and re-valued at June 30, 2024, as well as, the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability the six months ended June 30, 2024 resulted in income of $19,165 as compared to a loss of $962,636 during the six months ended June 30, 2023. The change in fair value is due to the exercise of 1,000,000 investment options on December 28, 2023, resulting in less investment options re-valued at June 30, 2024 and a significant decrease in the Company’s stock price for the six months ended June 30, 2024.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability is due to the May 2023 redemption which ceased the probability of occurrence of the Akos spin-off and Akos Series A Preferred Stock redemption.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $100,835,827 as of June 30, 2024 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $5,487,520 for the six months ended June 30, 2024. For the six months ended June 30, 2024, the Company had a loss from operations of $4,375,248. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2024, the Company had cash of $3,502,551 and working capital of $4,874,594. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Six Months Ended June 30, 2024 and 2023:

The following table sets forth a summary of cash flows for the years presented:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,487,520)	$(9,602,930)
Net cash provided by investing activities	—	11,685
Net cash provided by (used in) financing activities	6,692,699	(1,052,057)
Effect of Foreign Exchange Rate on Changes on Cash	9,395	826
Net increase (decrease) in cash	$1,214,574	$(10,642,476)

Operating Activities

Net cash used in operating activities was $5,487,520 during the six months ended June 30, 2024, which consisted primarily of a net loss adjusted for non-cash items of $3,485,028 and an increase in prepaid expenses and other current assets of $543,822 and a decrease in accounts payable and accrued liabilities of $1,458,670.

Net cash used in operating activities was $9,602,930 during the six months ended June 30, 2023, which consisted primarily of a net loss adjusted for non-cash items of $8,978,712, an increase in prepaid expenses and other current assets of $1,111,913, offset by an increase in accounts payable and accrued liabilities of $542,397.

Investing Activities

Net cash used in investing activities was $0 during the six months ended June 30, 2024.

Net cash used in investing activities was $11,685 during the six months ended June 30, 2023, which consisted of proceeds from disposal of property and equipment of $16,872, offset by the purchase of property and equipment of $5,187.

Financing Activities

Net cash provided by financing activities was $6,692,699 during the six months ended June 30, 2024, which consisted of $1,804,819 from the proceeds received from the stock subscription receivable, $2,676,980 for the exercise of the Inducement Warrants, $2,290,186 for the common stock sold under the Distribution agreement, net of offering costs, and $82,026 for the common stock sold under the Purchase Agreement, offset by $161,312 offering costs previously accrued for the Inducement Warrants.

Net cash used in financing activities was $1,052,057 during the six months ended June 30, 2023, which consisted of the redemption of redeemable non-controlling interest.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our most critical accounting estimate includes determining the accruals associated with third party providers supporting research and development efforts.

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From inception through June 30, 2024, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries is the Canadian dollar and Australian dollar. For the reporting periods ended June 30, 2024 and June 30, 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report for the year ended December 31, 2023, continued to exist and were still considered material weaknesses in our internal control over financial reporting at June 30, 2024.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2024.

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

As of June 30, 2024, there were control deficiencies that constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Remediation Plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 26, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report.

In the event that we fail to regain compliance with the listing requirements of The Nasdaq Capital Market or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On May 16, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market stating that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Company has a period of 180 calendar days from May 16, 2024, or until November 12, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before November 12, 2024, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

In the event that we fail to regain compliance with the Minimum Bid Price Requirement or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted. We will have an opportunity to appeal the determination to a Hearings Panel, but we cannot guarantee that such appeal will be successful. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Form of Common Stock Purchase Agreement, dated May 3, 2024, between Enveric Biosciences, Inc. and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 3, 2024)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVERIC BIOSCIENCES, INC.

August 12, 2024	By:	/s/ Dr. Joseph Tucker
Joseph Tucker, Ph.D
Chief Executive Officer
(Principal Executive Officer)

August 12, 2024	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

