Form 10-Q
period 2024-09-30
Enveric Biosciences, Inc.
filed 2024-11-14
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2024

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

As of November 12, 2024, there were 9,944,920 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	2
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
	Signatures	31

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash	$3,111,683	$2,287,977
Prepaid expenses and other current assets	1,226,576	1,293,554
Total current assets	4,338,259	3,581,531

Other assets:
Property and equipment, net	367,689	507,377
Intangible assets, net	84,368	210,932
Total other assets	452,057	718,309
Total assets	$4,790,316	$4,299,840

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576,324	$1,218,783
Accrued liabilities	253,150	1,075,643
Investment option liability	4,944	23,608
Warrant liability	4,748	25,470
Total current liabilities	839,166	2,343,504

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 8,994,920 and 2,739,315 shares issued and outstanding as of September 30, 2024 and December 31, 2023	89,949	27,392
Additional paid-in capital	107,316,058	100,815,851
Stock subscription receivable	—	(1,817,640)
Accumulated deficit	(102,919,859)	(96,499,518)
Accumulated other comprehensive loss	(534,998)	(569,749)
Total shareholders’ equity	3,951,150	1,956,336
Total liabilities, mezzanine equity, and shareholders’ equity	$4,790,316	$4,299,840

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
General and administrative	$1,235,661	$2,080,644	$4,467,065	$8,273,344
Research and development	762,717	1,281,455	1,736,373	5,531,436
Depreciation and amortization	84,814	86,296	255,002	259,300
Total operating expenses	2,083,192	3,448,395	6,458,440	14,064,080

Loss from operations	(2,083,192)	(3,448,395)	(6,458,440)	(14,064,080)

Other income (expense)
Change in fair value of warrant liabilities	(122)	67,822	20,722	(115,342)
Change in fair value of investment option liability	(501)	562,715	18,664	(399,921)
Change in fair value of derivative liability	—	—	—	727,000
Interest income (expense), net	(217)	2,237	444	3,142
Total other income (expense)	(840)	632,774	39,830	214,879

Net loss before income taxes	(2,084,032)	(2,815,621)	(6,418,610)	(13,849,201)

Income tax expense	—	(6,595)	(1,731)	(6,595)

Net loss	(2,084,032)	(2,822,216)	(6,420,341)	(13,855,796)
Less preferred dividends attributable to non-controlling interest	—	—	—	19,041
Less deemed dividends attributable to accretion of embedded derivative at redemption value	—	—	—	147,988
Net loss attributable to shareholders	(2,084,032)	(2,822,216)	(6,420,341)	(14,022,825)

Other comprehensive income
Foreign currency translation	31,497	10,433	34,751	1,115

Comprehensive loss	$(2,052,535)	$(2,811,783)	$(6,385,590)	$(14,021,710)

Net loss per share - basic and diluted	$(0.24)	$(1.30)	$(0.95)	$(6.62)

Weighted average shares outstanding, basic and diluted	8,702,951	2,164,656	6,771,162	2,117,153

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2024	2,739,315	27,392	100,815,851	(1,817,640)	(96,499,518)	(569,749)	1,956,336
Stock-based compensation	—	—	351,488	—	—	—	351,488
Common stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	1,668,000	16,680	1,792,109	—	—	—	1,808,789
Issuance of direct offering shares (see Note 7)	228,690	2,287	320,166	—	—	—	322,453
Exercise of Inducement Warrants for common stock	1,954,000	19,540	2,657,440	—	—	—	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of common stock in abeyance	704,000	7,040	(7,040)	1,537,140	—	—	1,537,140
Foreign exchange translation gain	—	—	—	—	—	17,906	17,906
Net loss	—	—	—	—	(2,456,915)	—	(2,456,915)
Balance at March 31, 2024	7,294,005	$72,939	$105,917,193	$—	$(98,956,433)	$(551,843)	$6,481,856
Stock-based compensation	—	—	369,614	—	—	—	369,614
Common stock sold under the Purchase Agreement, net of offering costs of $82,850	125,000	1,250	(1,250)	—	—	—	—
Issuance of direct offering shares (see Note 7)	458,000	4,580	444,260	—	—	—	448,840
Issuance of common shares for vested RSU	1,563	16	(16)	—	—	—	—
Foreign exchange translation loss	—	—	—	—	—	(14,652)	(14,652)
Net loss	—	—	—	—	(1,879,394)	—	(1,879,394)
Balance at June 30, 2024	7,878,568	$78,785	$106,729,801	$—	$(100,835,827)	$(566,495)	$5,406,264
Stock-based compensation	—	—	369,614	—	—	—	369,614
Common stock sold under the Purchase Agreement, net of offering costs of $290,029	1,090,477	10,905	216,902	—	—	—	227,807
Issuance of common shares for vested RSU	25,875	259	(259)	—	—	—	—
Foreign exchange translation gain	—	—	—	—	—	31,497	31,497
Net loss	—	—	—	—	(2,084,032)	—	(2,084,032)
Balance at September 30, 2024	8,994,920	$89,949	$107,316,058	$—	$(102,919,859)	$(534,998)	$3,951,150

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Redeemable Non-controlling Interest			Common Stock
	Shares	Amount	Total Mezzanine Equity	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2023	1,000	$885,028	$885,028	2,078,271	$20,782	$94,395,662	$(79,207,786)	$(536,734)	$14,671,924
Stock-based compensation	—	—	—	—	—	532,835	—	—	532,835
Preferred dividends attributable to redeemable non-controlling interest	—	12,329	12,329	—	—	(12,329)	—	—	(12,329)
Accretion of embedded derivative to redemption value	—	110,991	110,991	—	—	(110,991)	—	—	(110,991)
Foreign exchange translation gain	—	—	—	—	—	—	—	1,968	1,968
Net loss	—	—	—	—	—	—	(4,677,527)	—	(4,677,527)
Balance at March 31, 2023	1,000	$1,008,348	$1,008,348	2,078,271	$20,782	$94,805,177	$(83,885,313)	$(534,766)	$10,405,880
Stock-based compensation	—	—	—	—	—	879,738	—	—	879,738
Preferred dividends attributable to redeemable	—	6,712	6,712	—	—	(6,712)	—	—	(6,712)
Accretion of embedded derivative to redemption value	—	36,997	36,997	—	—	(36,997)	—	—	(36,997)
Redemption of Series A preferred stock	(1,000)	(1,052,057)	(1,052,057)	—	—	—	—	—	—
Issuance of common shares in exchange for RSU conversions from the reduction in force	—	—	—	63,511	635	(635)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	(11,286)	(11,286)
Net loss	—	—	—	—	—	—	(6,356,053)	—	(6,356,053)
Balance at June 30, 2023	—	$—	$—	2,141,782	$21,417	$95,640,571	$(90,241,366)	$(546,052)	$4,874,570
Stock-based compensation	—	—	—	—	—	372,859	—	—	372,859
Issuance of common shares for vested RSU	—	—	—	40,130	401	(401)	—	—	—
Foreign exchange translation gain	—	—	—	—	—	—	—	10,433	10,433
Net loss	—	—	—	—	—	—	(2,822,216)	—	(2,822,216)
Balance at September 30, 2023	—	$—	$—	2,181,912	$21,818	$96,013,029	$(93,063,582)	$(535,619)	$2,435,646

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(6,420,341)	$(13,855,796)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(20,722)	115,342
Change in fair value of investment option liability	(18,664)	399,921
Change in fair value of derivative liability	—	(727,000)
Stock-based compensation	1,090,716	1,785,432
Amortization of right of use asset	—	64,246
Amortization of intangibles	126,564	126,566
Depreciation expense	128,438	132,734
Gain on disposal of property and equipment	—	(4,219)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(3,674)	(746,033)
Accounts payable and accrued liabilities	(1,296,907)	429,688
Right-of-use operating lease asset and obligation	—	(64,244)
Net cash used in operating activities	(6,414,590)	(12,343,363)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(5,195)
Proceeds from disposal of property and equipment	—	16,900
Net cash provided by investing activities	—	11,705

Cash Flows From Financing Activities:
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	1,804,819	—
Proceeds from exercise of Inducement Warrants	2,676,980	—
Proceeds from common stock sold under the Equity Distribution Agreement, net of offering costs	2,290,186	—
Proceeds from common stock sold under the Purchase Agreement, net of offering costs	599,862	—
Payment for offering costs previously accrued	(161,461)	(105,000)
Redemption of Series A Preferred Stock	—	(1,052,057)
Net cash provided by (used in) financing activities	7,210,386	(1,157,057)

Effect of Foreign Exchange Rate on Changes on Cash	27,910	31,399

Net increase (decrease) in cash	823,706	(13,457,316)
Cash at beginning of period	2,287,977	17,723,884
Cash at end of period	$3,111,683	$4,266,568

Supplemental disclosure of cash and non-cash transactions:
Cash paid for interest	$—	$—
Income taxes paid	$24,001	$6,595
Offering costs accrued not paid	$35,455	$20,800
Deferred offering costs charged to offering costs	$495,544	—
Issuance of common shares for offering costs	$771,293	$—
Preferred dividends attributable to redeemable non-controlling interest	$—	$19,041
Accretion of embedded derivative to redemption value	$—	$147,988

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric” or the “Company”) is a biotechnology company developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The head office of the Company is located in Naples, Florida. The Company has the following wholly-owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Ltd., MagicMed Industries, Inc. (“MagicMed”), Enveric Biosciences Canada Inc., Akos Biosciences, Inc. (“Akos”), and Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”).

Leveraging its unique discovery and development platform, The Psybrary™, Enveric has created a robust intellectual property portfolio of new chemical entities for specific mental health indications. Enveric’s lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. Enveric is developing the first product from the EVM201 Series – EB-002 (formerly EB-373) – for the treatment of psychiatric disorders. Enveric is also advancing its product EB-003, a non-hallucinogenic neuroplastogen from the EVM301 Series, which is expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

The Company has continued to pursue the development of MagicMed’s proprietary library, the Psybrary™ which the Company believes will help to identify and develop the right drug candidates needed to address mental health challenges. The Company synthesizes novel analogues of serotonin, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. The Company has created over 1,200 novel molecular compounds and derivatives that are housed in the Psybrary™. The Company’s current focus is to develop its lead molecules, EB-002 and EB-003, and to out license other molecules from the Psybrary™.

The Company screens newly synthesized molecules in the Psybrary™ through PsyAI™, a proprietary artificial intelligence (“AI”) tool. Leveraging AI systems is expected to reduce the time and cost of pre-clinical, clinical, and commercial development. The Company believes it streamlines pharmaceutical design by predicting ideal binding structures of molecules, manufacturing capabilities, and pharmacological effects to help determine ideal drug candidates, tailored to each indication. Each of these molecules that the Company believes are patentable can then be further screened to see how changes to its makeup alter its effects in order to synthesize additional new molecules. New compounds of sufficient purity are undergoing pharmacological screening, including non-clinical (receptors/cell lines), preclinical (animal), and ultimately clinical (human) evaluations. The Company intends to utilize the Psybrary™ and the AI tool to categorize and characterize the Psybrary™ substituents to focus on bringing more non-hallucinogenic neuroplastogen molecules from discovery to the clinical phase.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred a loss since inception resulting in an accumulated deficit of $102,919,859 as of September 30, 2024, and further losses are anticipated in the development of its business. For the nine months ended September 30, 2024, the Company has operating cash outflows of $6,414,590 and had a loss from operations of $6,458,440. Being a research and development company, since inception, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2024, the Company had cash of $3,111,683 and working capital of $3,499,093. The Company’s current cash on hand is not sufficient to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, the Purchase Agreement with Lincoln Park (see Note 7), subject to registration, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities.

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

On May 16, 2024, the Company received a letter from Nasdaq’s Listing Qualifications Department stating that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Company received an initial period of 180 calendar days from May 16, 2024, or until November 12, 2024, to regain compliance with the Minimum Bid Price Requirement and was unable to regain compliance during that time. The Company has applied for a second 180-day compliance period. As of the date hereof, the Company has not heard whether it will be granted the second compliance period. The Company anticipates conducting a reverse split during the first or second quarter of 2025 in order to regain compliance with the Minimum Bid Price Requirement if the bid price of the Company’s common stock fails to close at or above $1.00 per share for a minimum of 10 consecutive business days prior the end of the second compliance period.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2023. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2024.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification

Certain reclassifications have been made to the prior period’s unaudited condensed consolidated financial statements in order to conform to the current year presentation. In the prior year, the Company included certain investor related expenses within research and development on the unaudited condensed consolidated statements of operations. These expenses were reclassified to general and administrative expenses in the current year. This reclassification had no effect on the Company’s previously reported results of operations, changes in equity, or cash flows.

Foreign Currency Translation

From inception through September 30, 2024, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar and Australian dollar. For the reporting periods ended September 30, 2024 and 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States and Australia and $100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2024, the Company had greater than $250,000 at United States financial institutions, greater than $250,000 at Australian financial institutions, and less than $100,000 at Canadian financial institutions.

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

Income Taxes

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state, and Canadian perspective, the years that remain open to examination are consistent with each jurisdiction’s statute of limitations. The Company receives no tax benefit from operating losses due to a full valuation allowance.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2024 and 2023 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 because the effect of their inclusion would have been anti-dilutive.

	For the three and nine months ended September 30, 2024	For the three and nine months ended September 30, 2023
Warrants to purchase shares of common stock	844,628	609,893
Restricted stock units - vested and unissued	20,526	20,847
Restricted stock units - unvested	351,616	148,251
Investment options to purchase shares of common stock	70,000	1,070,000
Options to purchase shares of common stock	23,082	31,852
Total potentially dilutive securities	1,309,852	1,880,843

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. The ASU is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of ASU 2024-03.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2024 and December 31, 2023, the prepaid expenses and other current assets of the Company consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid research and development	$106,138	$46,320
Prepaid value-added taxes	245,972	243,429
Prepaid insurance	249,048	149,559
Prepaid other	99,061	62,036
Deferred offering costs (see Note 7)	508,599	567,603
Franchise tax receivable	17,758	79,258
R&D tax incentive receivable	—	145,349
Total prepaid expenses and other current assets	$1,226,576	$1,293,554

NOTE 4. INTANGIBLE ASSETS

As of September 30, 2024, the Company’s intangible assets consisted of:

Definite lived intangible assets
Balance at January 1, 2024	$210,932
Amortization	(126,564)
Balance at September 30, 2024	$84,368

For identified definite lived intangible assets, there was no impairment expense during the three and nine months ended September 30, 2024 and 2023. For identified definite lived intangible assets, amortization expense amounted to $42,188 and $42,191 during the three months ended September 30, 2024 and 2023, respectively and $126,564 and $126,566 during each of the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts converted into U.S. dollars:

	September 30, 2024	December 31, 2023
Lab equipment	$819,784	$836,709
Computer equipment and leasehold improvements	27,804	28,379
Less: Accumulated depreciation	(479,899)	(357,711)
Property and equipment, net of accumulated depreciation	$367,689	$507,377

Depreciation expense was $42,626 and $44,105 for the three months ended September 30, 2024 and 2023, respectively and $128,438 and $132,734 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 6. ACCRUED LIABILITIES

As of September 30, 2024 and December 31, 2023, the accrued liabilities of the Company consisted of the following:

	September 30, 2024	December 31, 2023
Product development	$112,346	$139,981
Accrued salaries, wages, and bonuses	8,736	8,889
Professional fees	114,068	584,810
Accrued restructuring costs (see Note 9)	—	301,645
Accrued franchise taxes	—	22,318
Patent costs	18,000	18,000
Total accrued expenses	$253,150	$1,075,643

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

During the nine months ended September 30, 2024, the Company issued 1,668,000 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively. As of September 30, 2024, there is $0 available under the Distribution Agreement.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the condensed consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 418,000 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 704,000 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the nine months ended September 30, 2024, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock (the “Purchase Shares”). However, such sales of Common Stock by the Company, if any, will be subject to important limitations set forth in the Purchase Agreement, including limitations on number of shares that may be sold. Sales may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement on Form S-1 covering the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement, which the Company has filed with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC. As required under the Purchase Agreement, the Company registered a resale of 1,140,477 shares of our common stock, plus the 139,403 commitment shares, by Lincoln Park on a registration statement on Form S-1 dated November 8, 2023, which was declared effective by the SEC on December 5, 2023. As of July 30, 2024, there were no remaining shares available to be issued in connection with this registration statement. On September 4, 2024, the Company filed an amended Form S-1, which was declared effective by the SEC on September 11, 2024. The amended Form S-1 registered an additional 4,900,000 shares of common stock that are available to be issued to Lincoln Park in connection with this agreement.

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

During the three and nine months ended September 30, 2024, the Company had issued 1,090,477 and 1,215,477 shares of common stock, respectively, through the Purchase Agreement for gross cash proceeds of $517,836 and $600,686, respectively. During the three and nine months ended September 30, 2024, the Company charged offering costs of $290,029 and $372,879, respectively, to additional paid in capital on the unaudited condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, the Company has capitalized deferred offering costs of $508,599 and $395,660, respectively. As of September 30, 2024, there were 4,825,000 shares available to be issued in connection with the Purchase Agreement.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

Amendment to 2020 Long-Term Incentive Plan

On November 2, 2023, the stockholders approved the amendments to the 2020 Long-Term Incentive Plan, which was approved by the Board on August 8, 2023 (the “Amended Incentive Plan”). The Amended Incentive Plan (i) increased the number of authorized shares reserved for issuance under the Amended Incentive Plan to a maximum of 350,000, subject to equitable adjustment, and (ii) removed the Evergreen Provision implemented in the Plan Amendment. During the first quarter of 2024, the Board approved an equitable adjustment to increase the number of shares available under the Plan by 134,779 shares. As of September 30, 2024, the total number of shares available for grant under the Incentive Plan was 6,257.

A summary of the stock option activity under the Company’s incentive plan for the nine months ended September 30, 2024 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	30,329	$57.17	$77.22	3.4	$—
Granted	—	$—	$—		—
Forfeited	(7,247)	$39.35	$54.02		—
Outstanding at September 30, 2024	23,082	$62.77	$84.51	2.6	$—

Exercisable at September 30, 2024	22,145	$65.30	$87.98	2.2	$—

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended September 30, 2024 and 2023 was $414 and $44,606, respectively.

The Company’s stock-based compensation expense, recorded within general and administrative expense, related to stock options for the nine months ended September 30, 2024 and 2023 was $(5,854) and $147,067, respectively.

As of September 30, 2024, the Company had $2,346 in unamortized stock option expense, which will be recognized over a weighted average period of 1.40 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the nine months ended September 30, 2024:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2023	140,491	$28.97
Granted	251,500	$0.85
Forfeited	(9,750)	$2.87
Vested	(30,625)	$22.22
Non-vested at September 30, 2024	351,616	$10.17

For the three months ended September 30, 2024 and 2023, the Company recorded $369,200 and $328,253, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2024 and 2023, the Company recorded $1,096,570 and $1,638,365, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2024, the Company had unamortized stock-based compensation costs related to restricted stock units of $1,109,526 which will be recognized over a weighted average period of 1.57 years. As of September 30, 2024, 20,526 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of September 30, 2024.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended September		Nine Months Ended September
Stock-based compensation expense for RSUs:	2024	2023	2024	2023
General and administrative	$162,042	$101,607	$476,513	$946,851
Research and development	207,158	226,646	620,057	691,514
Total	$369,200	$328,253	$1,096,570	$1,638,365

Warrants and Preferred Investment Options

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2024:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2023	2,799,213	$11.79	4.6	$—
Expired	(585)	160.00	—	$—
Exercised	(1,954,000)	1.37	—	$—
Outstanding at September 30, 2024	844,628	$35.78	3.0	$—

Exercisable at September 30, 2024	844,628	$35.78	3.0	$—

The following table summarizes information about investment options outstanding at September 30, 2024:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2023	70,000	$10.00	4.1	$—
Outstanding at September 30, 2024	70,000	$10.00	2.9	$—

Exercisable at September 30, 2024	70,000	$10.00	2.9	$—

NOTE 8. LICENSING AGREEMENTS

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

The Company has not earned any revenue related to this agreement as of September 30, 2024.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-002, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-002 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-002. EB-002, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,400,000 AUD, which translates to approximately $2,329,000 USD as of September 30, 2024. As of September 30, 2024, the Company has paid 100% of the Avance Clinical contract costs and has $0 recorded as prepaid assets within prepaid and other current assets, accrued $0 recorded as accrued liabilities and $0 as accounts payable on the accompanying condensed consolidated balance sheet. For the three and nine months ended September 30, 2024 and 2023, the Company has expensed $264,385 and $508,774, and $157,117 and $401,284, respectively, in research and development expenses within the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2024, all payments have been made and the project is substantially completed.

According to Australian tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in Australia for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At September 30, 2024 and December 31, 2023, the Company had a research and development tax credit receivable of $0 and $145,349, respectively, for R&D expenses incurred in Australia, included in prepaid and other current assets within the accompanying unaudited condensed consolidated statement of operations. The Company received the amount due in relation to the research and development tax credit during the three months ended September 30, 2024.

Purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan

On December 26, 2017, Jay Pharma entered into a purchase agreement with Prof. Zvi Vogel and Dr. Ilana Nathan (the “Vogel-Nathan Purchase Agreement”), pursuant to which Jay Pharma was assigned ownership rights to certain patents, which were filed and unissued as of the date of the Vogel-Nathan Purchase Agreement. The patent portfolio acquired and developed under the Vogel-Nathan Purchase Agreement was sold to undisclosed buyers for an amount not material to these financials in the first quarter of 2024. No additional financial or other obligations exist regarding the Vogel-Nathan Purchase Agreement.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Reduction in Force/Restructuring activity and ending balance at September 30, 2024 for the remaining severance payments included in accrued expenses in the consolidated balance sheet:

Accrued Restructuring Costs
January 1, 2024 beginning balance	$301,645
Restructuring costs paid	(301,645)
September 30, 2024 ending balance	$—

NOTE 10. SUBSEQUENT EVENTS

Subsequent to September 30, 2024, the Company issued 950,000 shares of common stock through the Purchase Agreement with Lincoln Park for gross cash proceeds of $405,820. As of November 12, 2024, there are 3,875,000 remaining registered shares available to be issued in connection with this agreement.

On October 9, 2024, the Company granted 386,633 restricted stock units to its officers and certain employees, which fully vest on October 9, 2028 and 218,776 restricted stock awards to its non-employee directors, which fully vest on December 31, 2024.

Effective October 9, 2024, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 966,026 shares, which increased the total number of authorized shares under the Incentive Plan to 1,450,805 shares.

On November 7, 2024, the Company entered into an Out-Licensing Agreement (the “Agreement”) with MycoMedica Life Sciences, PBC, a Delaware public benefit corporation (“MycoMedica”), pursuant to which the Company will out-license EB-002 and its EVM201 series to MycoMedica for further development and sales of the product in treatment of neuropsychiatric disorders. MycoMedica will receive an exclusive, global license to the formulations, drugs, method of use, and medical devices developed by Enveric to utilize the compound. As part of the Agreement, the Company will receive modest upfront payments, and if certain conditions are met, will receive development and sales milestone payments of up to $62 million and tiered single-digit royalties based on future sales. MycoMedica has the option during the license term to buyout its milestone and royalty payment obligations at a predetermined amount depending upon the stage of product development and commercialization at the time of the buyout. Further, MycoMedica has the right to purchase the licensed patents at a nominal amount upon a change of control of the Company, although doing so does not relieve MycoMedica of any of its payment obligations.

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

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in our periodic reports, including Part I, Item IA of the Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item IA of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. Leveraging our unique discovery and development platform, the Psybrary™, we have created a robust intellectual property portfolio of new chemical entities for specific mental health indications. Our lead program, the EVM201 Series, comprises next generation synthetic prodrugs of the active metabolite, psilocin. We are developing the first product from the EVM201 Series – EB-002 – for the treatment of psychiatric disorders. We are also advancing its second program, the EVM301 Series – EB 003, a non-hallucinogenic neuroplastogen – expected to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity without also inducing hallucinations in the patient.

Psychedelics

We have continued to pursue the development of MagicMed’s proprietary library, the Psybrary™ which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including anxiety. We synthesize novel analogues of serotonin using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which includes 15 patent families with over a million potential variations and hundreds of synthesized molecules. The Company has created over 1,200 novel molecular compounds that are housed in the Psybrary™. Our current focus is develop our lead molecules EB-002 and EB-003, a non-hallucinogenic neuroplastogen, and to out-license other molecules from the Psybrary™.

Recent Developments

Equity Distribution Agreement

During the nine months ended September 30, 2024, the Company issued 1,668,000 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the unaudited condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively.

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrants and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 1,122,000 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $1.37 per share (from an original exercise price of $7.78 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 2,244,000 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $0.125 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the condensed consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 418,000 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 704,000 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the nine months ended September 30, 2024, the Company issued all 704,000 shares of common stock of the 704,000 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

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

Lincoln Park Equity Line

During the three and nine months ended September 30, 2024, the Company had issued 1,090,477 and 1,215,477 shares of common stock, respectively, through the Purchase Agreement for gross cash proceeds of $517,836 and $600,686, respectively. During the three and nine months ended September 30, 2024, the Company charged offering costs of $290,029 and $372,879, respectively, to additional paid in capital on the unaudited condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, the Company has capitalized deferred offering costs of $508,599 and $395,660, respectively.

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

As of July 30, 2024, there were no remaining shares available to be issued in connection with the initial registration statement. On September 4, 2024, the Company filed an amended Form S-1, which registered an additional 4,900,000 shares of common stock that are available to be issued to Lincoln Park in connection with this agreement. From July through November 12, 2024, under the initial registration statement and the amended Form S-1, the Company issued 2,040,477 shares of common stock through the Purchase Agreement with Lincoln Park for gross cash proceeds of $923,656. As of November 12, 2024, there are 3,875,000 remaining shares available to be issued in connection with the amended Form S-1.

Inducement Warrants

On February 29, 2024, a Holder of the Inducement Warrants, exercised 1,954,000 Inducement Warrants at an exercise price of $1.37 per share for 1,954,000 shares of the Company’s common stock for total gross proceeds of $2,676,980.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
	2024	2023
Operating expenses
General and administrative	$1,235,661	$2,080,644
Research and development	762,717	1,281,455
Depreciation and amortization	84,814	86,296
Total operating expenses	2,083,192	3,448,395

Loss from operations	(2,083,192)	(3,448,395)

Other income (expense)
Change in fair value of warrant liabilities	(122)	67,822
Change in fair value of investment option liability	(501)	562,715
Interest income (expense), net	(217)	2,237
Total other income (expense)	(840)	632,774

Net loss before income taxes	$(2,084,032)	$(2,815,621)

Income tax expense	—	(6,595)

Net loss	$(2,084,032)	$(2,822,216)

General and Administrative Expenses

Our general and administrative expenses decreased to $1,235,661 for the three months ended September 30, 2024 from $2,080,644 for the three months ended September 30, 2023, a decrease of $844,983, or 41%. This change was primarily driven by decreases in consulting expenses of $138,778, salaries and wages of $263,764, and legal fees of $192,941, all a direct result of the second quarter 2023 reduction in force and no longer pursuing the transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc.

Research and Development Expenses

Our research and development expense for the three months ended September 30, 2024 was $762,717 as compared to $1,281,455 for the three months ended September 30, 2023 with a decrease of $518,738, or approximately 40%. This decrease was primarily driven by a decrease in CRO expense of $4,206, salaries and wages of $212,377, and product development of $208,312.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2024 was $84,814 as compared to $86,296 for the three months ended September 30, 2023, with a decrease of $1,482, or approximately 2%.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2024 resulted in an expense of $122 as compared to income of $67,822 for the three months ended September 30, 2023. The change in fair value of warrant liabilities is due to the exercise of 122,000 of warrants on December 28, 2023, resulting in less warrants outstanding and re-valued at September 30, 2024, as well as, the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability the three months ended September 30, 2024 resulted in an expense of $501 as compared to income of $562,715 during the three months ended September 30, 2023. The change in fair value is due to the exercise of 1,000,000 investment options on December 28, 2023, resulting in less investment options re-valued at September 30, 2024 and a significant decrease in the Company’s stock price for the three months ended September 30, 2024.

The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Operating expenses
General and administrative	$4,467,065	$8,273,344
Research and development	1,736,373	5,531,436
Depreciation and amortization	255,002	259,300
Total operating expenses	6,458,440	14,064,080

Loss from operations	(6,458,440)	(14,064,080)

Other income (expense)
Change in fair value of warrant liabilities	20,722	(115,342)
Change in fair value of investment option liability	18,664	(399,921)
Change in fair value of derivative liability	—	727,000
Interest income, net	444	3,142
Total other income (expense)	39,830	214,879

Net loss before income taxes	$(6,418,610)	$(13,849,201)

Income tax expense	(1,731)	(6,595)

Net loss	$(6,420,341)	$(13,855,796)

General and Administrative Expenses

Our general and administrative expenses decreased to $4,467,065 for the nine months ended September 30, 2024 from $8,273,344 for the nine months ended September 30, 2023, a decrease of $3,806,279, or 46%. This change was primarily driven by decreases in consulting expenses of $836,437, salaries and wages of $1,305,710, stock compensation expense of $623,259, investor relations of $313,509, legal fees of $487,863, and accounting fees of $227,200, all a direct result of the second quarter 2023 reduction in force and no longer pursuing the transfer and spin-off its cannabinoid clinical development pipeline assets to Akos Biosciences, Inc., and Delaware franchise taxes of $246,144 partially offset by an increase in director fees of $107,186.

Research and Development Expenses

Our research and development expense for the nine months ended September 30, 2024 was $1,736,373 as compared to $5,531,436 for the nine months ended September 30, 2023 with a decrease of $3,795,063, or approximately 69%. This decrease was primarily driven by a decrease salaries and wages of $1,542,075, research costs of $1,056,511, product development costs of $532,063, CRO costs of $128,560 and the gain realized related to the Australian R&D tax incentive of $291,439.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2024 was $255,002 as compared to $259,300 for the nine months ended September 30, 2023, with a decrease of $4,298, or approximately 2%.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2024 resulted in income of $20,722 as compared to a loss of $115,342 for the nine months ended September 30, 2023. The change in fair value of warrant liabilities is due to the exercise of 122,000 of warrants on December 28, 2023, resulting in less warrants outstanding and re-valued at September 30, 2024, as well as, the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability the nine months ended September 30, 2024 resulted in income of $18,664 as compared to a loss of $399,921 during the nine months ended September 30, 2023. The change in fair value is due to the exercise of 1,000,000 investment options on December 28, 2023, resulting in less investment options re-valued at September 30, 2024 and a significant decrease in the Company’s stock price for the nine months ended September 30, 2024.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability is due to the May 2023 redemption which ceased the probability of occurrence of the Akos spin-off and Akos Series A Preferred Stock redemption.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $102,919,859 as of September 30, 2024 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $6,414,590 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, the Company had a loss from operations of $6,458,440. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2024, the Company had cash of $3,111,683 and working capital of $3,499,093. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Nine Months Ended September 30, 2024 and 2023:

The following table sets forth a summary of cash flows for the years presented:

	For the Nine Months Ended September
	2024	2023
Net cash used in operating activities	$(6,414,590)	$(12,343,363)
Net cash provided by investing activities	—	11,705
Net cash provided by (used in) financing activities	7,210,386	(1,157,057)
Effect of Foreign Exchange Rate on Changes on Cash	27,910	31,399
Net increase (decrease) in cash	$823,706	$(13,457,316)

Operating Activities

Net cash used in operating activities was $6,414,590 during the nine months ended September 30, 2024, which consisted primarily of a net loss adjusted for non-cash items of $5,114,009 and an increase in prepaid expenses and other current assets of $3,674 and a decrease in accounts payable and accrued liabilities of $1,296,907.

Net cash used in operating activities was $12,343,363 during the nine months ended September 30, 2023, which consisted primarily of a net loss adjusted for non-cash items of $11,962,774, an increase in prepaid expenses and other current assets of $746,033, offset by an increase in accounts payable and accrued liabilities of $429,688.

Investing Activities

Net cash used in investing activities was $0 during the nine months ended September 30, 2024.

Net cash provided by investing activities was $11,705 during the nine months ended September 30, 2023, which consisted of proceeds from disposal of property and equipment of $16,900, offset by the purchase of property and equipment of $5,195.

Financing Activities

Net cash provided by financing activities was $7,210,386 during the nine months ended September 30, 2024, which consisted of $1,804,819 from the proceeds received from the stock subscription receivable, $2,676,980 for the exercise of the Inducement Warrants, $2,290,186 for the common stock sold under the Distribution agreement, net of offering costs, and $599,862 for the common stock sold under the Purchase Agreement, offset by $161,461 offering costs previously accrued for the Inducement Warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange risk. From inception through September 30, 2024, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries is the Canadian dollar and Australian dollar. For the reporting periods ended September 30, 2024 and September 30, 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The matters that management identified in our Annual Report for the year ended December 31, 2023, continued to exist and were still considered material weaknesses in our internal control over financial reporting at September 30, 2024.

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2024.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2023, management had concluded that our internal control over financial reporting was not effective as of December 31, 2023, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

As of September 30, 2024, there were control deficiencies that constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

While we have taken certain actions to address the material weaknesses identified, additional measures may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes discussed above in the Company’s remediation plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 26, 2024 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, as filed with the SEC on May 15, 2024 and August 12, 2024, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report.

In the event that we fail to regain compliance with the listing requirements of The Nasdaq Capital Market or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted, which could affect our market price and liquidity.

Our common stock is listed on Nasdaq. For continued listing on Nasdaq, we will be required to comply with the continued listing requirements, including the minimum market capitalization standard, the stockholders’ equity requirement, the corporate governance requirements and the minimum closing bid price requirement, among other requirements. On May 16, 2024, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market stating that because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive business days, the Company no longer meets the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”). The Company received an initial period of 180 calendar days from May 16, 2024, or until November 12, 2024, to regain compliance with the Minimum Bid Price Requirement and was unable to regain compliance during that time. The Company has applied for a second 180-day compliance period. As of the date hereof, the Company has not heard whether it will be granted the second compliance period. The Company anticipates conducting a reverse split during the first or second quarter of 2025 in order to regain compliance with the Minimum Bid Price Requirement if the bid price of the Company’s common stock fails to close at or above $1.00 per share for a minimum of 10 consecutive business days prior the end of the second compliance period.

In the event that we fail to receive a second compliance period, or to otherwise regain compliance with the Minimum Bid Price Requirement or satisfy any of the listing requirements of Nasdaq, our common stock may be delisted. We will have an opportunity to appeal the determination to a Hearings Panel, but we cannot guarantee that such appeal will be successful. If we are unable to list on Nasdaq, we would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. If our common stock is delisted from trading on Nasdaq, and we are not able to list our common stock on another exchange or to have it quoted on Nasdaq, our securities could be quoted on the OTC Bulletin Board or on the “pink sheets.” As a result, we could face significant adverse consequences including, without limitation:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Exclusive License Agreement, dated July 10, 2024, between Akos Biosciences, Inc. and Aries Science and Technology, LLC ***
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ENVERIC BIOSCIENCES, INC.

November 14, 2024	By:	/s/ Dr. Joseph Tucker
Joseph Tucker, Ph.D
Chief Executive Officer
(Principal Executive Officer)

November 14, 2024	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

