Form 10-K
period 2024-12-31
Enveric Biosciences, Inc.
filed 2025-03-28
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation of its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter; the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on a closing price of $9.39 per share, was approximately $4.9 million.

As of March 27, 2025, there were 2,471,656 shares outstanding of Registrant’s Common Stock (par value $0.01 per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s proxy statement for the Annual Meeting of Stockholders to be held May 29, 2025 are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024. Additionally, portions of the Annual Report are incorporated by reference in this Form 10-K in response to Items within Part II.

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

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ materially from those projected in these forward-looking statements is set forth below. If any of the following risks occur, our business, financial condition, results of operations, cash flows, cash available for distribution, ability to service our debt obligations and prospects could be materially and adversely affected:

●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;

●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;

●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;

●	the limited study on the effects of psychedelics, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelics;

●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;

●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;

●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;

●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;

●	our ability to establish or maintain collaborations on the development of therapeutic candidates;

●	our ability to obtain appropriate or necessary governmental approvals to market potential products;

●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;

●	our significant and increasing liquidity needs and potential requirements for additional funding;

●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;

●	our ability to continue as a going concern;

●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);

●	the intense competition we face, often from companies with greater resources and experience than us;

●	our ability to retain key executives and scientists;

●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;

●	political, economic, and military instability in Israel which may impede our development programs; and

●	other factors described in the “Risk Factors” section of this Annual Report on Form 10-K.

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

Item 1. Business

Background

We were incorporated under the laws of the State of Delaware in February 1994 as Spatializer Audio Laboratories, Inc., which was a shell company immediately prior to the completion of a “reverse merger” transaction on May 26, 2015, whereby Ameri100 Acquisition, Inc., a Delaware corporation and newly created, wholly owned subsidiary, was merged with and into Ameri and Partners Inc., a Delaware corporation (the “2015 Merger”). In connection with the 2015 Merger, we changed our name to “AMERI Holdings, Inc.”

The Ameri business ceased to be part of the Company on December 30, 2020, pursuant to a spin-off transaction. On December 30, 2020, we completed a tender offer to purchase all of the outstanding common shares of Jay Pharma Inc., a Canada corporation, for shares of Company common stock or certain preferred stock, and changed our name to “Enveric Biosciences, Inc.”

On May 24, 2021, the Company entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, the Company, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act, upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the amalgamation, the amalgamated corporation (“Amalco”) became an indirect wholly-owned subsidiary of the Company. The amalgamation was completed on September 16, 2021.

On March 21, 2023, the Company established Enveric Therapeutics Pty. Ltd., an Australia-based subsidiary (“Enveric Therapeutics”), to support the Company’s plans to advance the EVM201 Series, comprised of the next generation synthetic prodrugs of the active metabolite, psilocin, towards the clinic. Enveric Therapeutics was established to oversee the Company’s intended preclinical, clinical, and regulatory activities in Australia, including interactions with the local Human Research Ethics Committees (“HREC”) and the Therapeutic Goods Administration, Australia’s regulatory authority. Enveric has since out-licensed the EVM201 Series asset to MycoMedica Life Sciences, Inc. and is not currently performing activities in Australia.

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

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, addiction, and other psychiatric disorders. Leveraging our unique discovery and development platform, the Psybrary™, which houses proprietary information on the use and development of existing and novel molecules for specific mental health indications, Enveric seeks to develop a robust intellectual property portfolio of novel drug candidates.

Enveric’s lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. Enveric unveiled its EVM401 Series on February 25, 2025, which is intended to broaden Enveric’s pipeline with additional non-hallucinogenic molecules and strengthen its ability to target addiction and neuropsychiatric disorders for patients with limited options. Previously, Enveric was developing the EVM201 Series, and its lead drug candidate EB-002 (formerly EB-373), for the treatment of neuropsychiatric disorders. The EVM201 Series comprised next generation synthetic prodrugs of the active metabolite, psilocin. Recently, Enveric out-licensed the EVM201 Series program to MycoMedica Life Sciences, who will seek to develop, manufacture, and commercialize EB-002, in exchange for certain development and milestone payments to Enveric.

Neuroplastogens

Following our amalgamation with MagicMed in September 2021, we have continued to pursue the development of MagicMed’s proprietary library, the Psybrary™, which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including depression, anxiety, and addiction disorders. We synthesize novel phenylalkylamines and indolethylamines, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which currently includes 20 patent families with claims covering a million potential molecular structures, over one thousand of which we have so far synthesized in sufficient quantities to identify and hundreds of which we have screened for receptor binding and other relevant activities.

The Company developed certain intellectual property rights around the trademark PsyAI™ for potential use. On March 6, 2025, Enveric announced it is soliciting Requests-For Proposals (“RFPs”) for the license or sale of its PsyAI™ trademark portfolio as a means of maximizing value for an asset which is no longer strategic given the Company’s focus on drug development. This limited portfolio of US and Canadian trademark assets is held by its subsidiary, Enveric Biosciences Canada, Inc. Enveric expects the period for RFPs to remain open until August 31, 2025, with a decision to follow within three (3) months thereafter.

At this stage, we have entered into several non-binding term sheets with strategic partners to out-license certain molecules from the Psybrary™. Going forward, in order to build a pipeline of product candidates, we intend to both continue to internally develop new drug candidates with associated intellectual property and to acquire, through in-licensing, additional intellectual property from pharmaceutical and biotechnology companies and research institutions. The in-licensed assets could include both research stage and clinical stage drug candidates.

While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series. The development status of EB-003 is shown in the table below:

Product Candidates	Targeted Indications	Status	Expected Next Steps
EB-003	Mental health indication	Preclinical Development	IND Filing
Psychedelic-inspired drug candidate

Intellectual Property

We are a party to certain license agreements as described below, to build a pipeline of product candidates going forward, we intend to both continue to internally develop new drug candidates with associated intellectual property and to acquire, through in-licensing, additional intellectual property from pharmaceutical and biotechnology companies and research institutions. The in-licensed assets could include both research stage and clinical stage drug candidates.

The current focus of Enveric’s intellectual property is in neuroplastogens, including multiple portfolios of psychedelic-inspired compounds and formulations and methods of making, using, and treating mental and neurological disorders. In addition, Enveric has intellectual property related to computer assisted methods of discovering promising novel psychedelic-inspired compounds.

Psychedelic-Inspired Compounds

We own rights to 20 active patent families related to compounds that are phenylalkylamine and indolethylamine derivatives. The 20 patent families are represented by a total of 17 issued United States patents and 47 pending United States and non-United States patent applications for treatment of mental disorders, such as depression, anxiety, addiction, and other neuropsychiatric conditions.

The patent portfolio includes the following published and unpublished applications:

●	Glycosylated Psilocybin Derivatives and Methods of Using (WO 2022/040802)

●	Halogenated Psilocybin Derivatives and Methods of Using (WO2022/047579)

●	Hydroxylated Psilocybin Derivatives and Methods of Using (WO2022/047580)

●	Nitrated Psilocybin Derivatives and Methods of Using (WO 2022/047583)

●	Aminated Psilocybin Derivatives and Methods of Using (WO2023/044556)

●	Nitrilated Psilocybin Derivatives and Methods of Using (WO2022/104475)

●	Carboxylated Psilocybin Derivatives and Methods of Using (WO2022/115944)

●	Aldehyde and Ketone Derivatives of Psilocybin and Methods of Using (WO2022/115960)

●	Prenylated Psilocybin Derivatives and Methods of Using (WO2022/155751)

●	Multi-substituent Psilocybin Derivatives and Methods of Using (WO2022/170438)

●	N-Heterocycle Substituted Tryptamine Derivatives and Methods of Using (Unpublished PCT/CA2024/050312)

●	Tri-Halo-Alkoxy-Substituted Tryptamine Derivatives (Unpublished PCT/CA2024/050242)

●	C-4 Substituted Tryptamine Derivatives and Methods of Using (WO2023/173227)

●	C-4 Carboxylic Acid Substituted Tryptamine Derivatives and Methods of Using (WO2023/173196)

●	C-4 Carbanothioate Substituted Tryptamine Derivatives and Methods of Using (WO2023/173197)

●	Salts of C4-Carboxylic Acid and C4-Carbonothioate-substituted Tryptamine Derivatives and Methods of Using (WO 2023/173229)

●	Fused Heterocyclic Mescaline Derivatives (WO2024/026568A1)

●	C1-Substituted Isopropylamine Fused Heterocyclic Mescaline Derivatives (WO2024/086933)

●	Substituted N- Propylamine Fused Heterocyclic Mescaline Derivatives (WO2024/103185)

●	Substituted Ethylamine Fused Heterocyclic Mescaline Derivatives (WO2024/124353)

Cannabinoid Conjugates and Formulations

We own rights held by our wholly-owned subsidiary Akos Biosciences, Inc. to 2 active patent families related to cannabinoids. One patent family relates to cannabinoid crème formulations for treatment of radiation dermatitis and is licensed to Aries Science & Technology, LLC, and comprises 1 United States patent and 2 pending non-United States patents applications. The other patent family relates to cannabinoid conjugates in combination with COX-2 inhibitors for treatment of pain and joint disease and is the subject of a pending license term sheet with a third party and comprises 3 United States patents, and 3 pending United States and non-United States patent applications.

●	Compositions for topical treatment of radiation dermatitis (WO2023154264)

●	Cannabinoid Conjugate Molecules (WO2023150057)

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

The in-licensed Diverse Biotech, Inc. portfolio includes two patent families comprising 2 issued United States patents and 13 pending United States and non-United States applications. Those patents and applications disclose conjugate chemistry that combines cannabinoids with existing drugs in conjugate form that we believe will provide differentiation in use and efficacy from combination therapy of drugs and cannabinoids. The license extends for as long as Enveric intends to develop and commercialize the licensed Agents and Products. The patent applications, should they issue, may expire as late as 2040.

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

Clinical Studies

We are currently pursuing drug discovery and preclinical activities in order to advance a number of novel psychedelic-inspired molecules towards the clinic. Enveric’s lead development candidate is EB-003. EB-003 is a novel derivative of DMT. It is the lead drug candidate from the EVM301 Series currently advancing through preclinical studies with the aim of initiating first-in-human studies to assess safety and tolerability including non-hallucinogenic properties, followed by clinical trials targeting the treatment of depression or other neuropsychiatric disorders.

We intend to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research.

We plan to submit filings including Clinical Trial Applications (“CTA”), Investigational New Drug (“IND”) applications and, eventually, new drug applications (“NDA”) to seek approval with the US FDA and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans.

Our next step is to advance EB-003 into formal preclinical development studies in support of a future IND filing.

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

Maurizio Fava, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Maurizio Fava is Chair, Mass General Brigham Academic Centers Psychiatry Department, Psychiatrist-in-Chief of the Massachusetts General Hospital (MGH), executive director of the Clinical Trials Network and Institute, (MGH), associate dean for clinical and translational research, and the Slater Family Professor of Psychiatry at Harvard Medical School. Dr. Fava is a world leader in the field of depression. He has edited eight books and authored or co-authored more than 900 original articles published in medical journals with international circulation, articles which have been cited more than 95,000 times in the literature and with an H index greater than 150. Dr. Fava founded and was director of MGH’s Depression Clinical and Research Program from 1990 until 2014. Under Dr. Fava’s direction, the Depression Clinical and Research Program became one of the most highly regarded depression programs in the country, a model for academic programs that link, in a bi-directional fashion, clinical and research work. In 2007, he also founded and is now the executive director of the MGH Psychiatry Clinical Trials Network and Institute, the first academic CRO specialized in the coordination of multi-center clinical trials in psychiatry.

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

Academic Partners

We have also established relationships with certain academic partners, who we believe have the potential to accelerate our product development, market entry, data collection, analysis and advancement of clinical trials.

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

We intend to focus on the development of novel and viable psychedelic-inspired drug candidates for mental illnesses and unmet medical needs, and partner with pharmaceutical and other drug development and biotechnology companies in developing and commercializing psychedelic-inspired medicines for diverse psychological and neuropsychiatric indications, which will be fundamentally composed of the psychedelic-inspired drug candidates contained in the Psybrary™. While we believe that our technology, knowledge and experience as well as the scientific resources at our disposal provide us with significant competitive advantages, we face potential competition from many different sources. Any product candidates we successfully identify will compete not only with existing therapies but also new therapies that may become available in the future

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop. Our competitors also may obtain approval from the FDA or other regulatory agencies for their medicines more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market.

Regarding our Psybrary™ and the intellectual property kept and developed therein, our success depends on our ability to protect our intellectual property and our ability to achieve and maintain key partnerships aimed at the development, licensing and marketing of psychedelic-inspired medicines without infringing on the proprietary rights of others. Patent positions within the pharmaceutical field can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Patents issued to us may be challenged, invalidated or circumvented.

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

The intellectual property kept and developed in our Psybrary™ is focused solely on developing and commercializing non-hallucinogenic synthetic derivatives of psychedelic substances. While we use psychedelic-inspired compounds and classic psychedelics as our starting point for our research and identification of compounds, we do not have any direct or indirect involvement in the illegal selling, production or distribution of any substances in the jurisdictions in which we operate. Enveric is a neuro-pharmaceutical scientific company and as such we do not advocate for the legalization of psychedelic substances nor do we deal with psychedelic substances except within laboratory and clinical trial settings conducted within approved regulatory frameworks. Our products will not be commercialized prior to applicable regulatory approval and this approval will only be granted if clinical evidence of safety and efficacy for the specific intended use is successfully developed.

Successful execution of our strategy is in part contingent upon compliance with regulatory requirements enacted by governmental authorities and obtaining regulatory approvals for the development and license of our psychedelic-inspired drug candidates. The psychedelic-inspired medicine industry is a new and emerging industry with ambiguous existing regulations and uncertainty as to future regulations; we cannot predict the impact of the ever-evolving compliance regime in respect of this industry. The impact of compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact our development of markets, our business, psychedelic-inspired medicines, and licensing initiatives and could have a material adverse effect on our business, financial condition and operating results.

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

Employees

We have consolidated our employee base to save capital and focus on development of our leading candidates EB-003. As of the date of this report, we employ five full-time employees and one part-time employee. We also work with scientific advisors, consultants and service providers, mainly through academic institutions and contract research organizations.

We have never had a work stoppage and none of its employees are covered by collective bargaining agreements or represented by a labor union. We believe that we have good relationships with our employees.

Item 1A. Risk factors

Risks Related to Our Business and Financial Condition

Our management and independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2024. We will be unable to continue to operate for the foreseeable future without additional capital.

Our independent registered public accounting firm issued a report dated March 28, 2025 in connection with the audit of our consolidated financial statements as of December 31, 2024, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern including our recurring losses, cash used in operations, and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K, contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us in the necessary timeframe, in the amounts we require, on terms that acceptable to us, or at all. If we are unable to raise additional capital our business, prospectus, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are not able to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

Our success will depend on our ability to successfully develop and commercialize our prospective product candidates through our development programs. We intend to develop at least one product candidate, EB-003, by undergoing the long, costly clinical-trial process under an IND application and, eventually, obtaining FDA approval under an NDA before proceeding to market. In order to proceed with development of our pharmaceutical product candidates under the NDA pathway, we must obtain the FDA’s approval of our IND application and conduct preclinical and clinical trials in compliance with the applicable IND regulations, clinical-study protocols, and other applicable regulations and related requirements. We may never be able to develop products which are commercially viable or receive regulatory approval in the U.S. or elsewhere. There can be no assurance that the FDA or any other regulatory authority will approve of our current or future product candidates.

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

Our operations and business could be disrupted by natural disasters; industrial accidents; public health issues and global pandemics such as COVID 19; cybersecurity incidents; interruptions of service from utilities, transportation restrictions or disruptions, telecommunications, or IT systems providers; manufacturing equipment failures; geopolitical conflict; tariff wars; terrorism; or other catastrophic events.

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

While we expect to fund our future capital requirements from financing arrangements, we cannot assure you that any such financing arrangements will be available to it on favorable terms, or at all. In the first quarter of 2025, we engaged in a best efforts public offering, which locked-up our ability to issue securities or file registration statements for a period of 60 days following February 3, 2025, and engage in variable-rate transactions for a period of one year following February 3, 2025, each subject to limited exceptions. Even if we can raise funds from financing arrangements, the amounts raised may not be sufficient to meet our future capital requirements. Additionally, the Company does not have sufficient unreserved, authorized shares to secure an equity investment of a sufficient amount, based on the Company’s currently traded price per share, and the Company will require shareholder approval to increase the amount of authorized shares. If we are not able to raise capital, we could be required to postpone, scale back or eliminate some, or all, of our development objectives or commercialization efforts.

We depend on our current key personnel.

We have consolidated our employee base to save capital and focus on development of our leading candidate EB-003. As of the date of this report, we employ five full-time employees and one part-time employee. We are highly dependent on our current management and scientific personnel, including Joseph Tucker, Peter Facchini, and Kevin Coveney. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

There has been limited study on the effects of psychedelic- inspired drug candidates, and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelics.

Research relating to the medical benefits, viability, safety, efficacy, and dosing of psychedelic-inspired drug candidates remains in relatively early stages. There have been few clinical trials on the benefits of psychedelic-inspired drug candidates conducted by us or by others. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies we have relied on, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to psychedelic-inspired drug candidates, which could adversely affect social acceptance of such molecules and the demand for our product candidates.

Our limited resources have lead us to focus on a particular candidate. As a result, we may fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of medical and commercial success.

As a result of our limited financial, managerial and scientific leadership resources we have focused on developing product candidates that we have identified as most likely to succeed. As such, we have elected to forego or delay for the time being the development of other candidates that may prove to have greater potential. Our resource allocation decisions may cause us to fail to capitalize on viable medical solutions, therapeutic enhancements and commercial potentials for viable markets when our spending on our current and future defined candidates with the indications specified therein may not yield any commercially viable products. Inaccurate evaluation of potential may result in relinquishment of valuable product candidate opportunity.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA, SEC or Office of Inspector General of the Department of Health and Human Services, or regulations of any other applicable regulatory authority, failure to provide accurate information to the FDA or the SEC, comply with applicable manufacturing standards, other federal, state or foreign laws and regulations, report information or data accurately or disclose unauthorized activities. Employee misconduct could also involve the improper use of confidential or protected information, including information obtained in the course of clinical trials, or illegal pre-approval promotion of drug candidates, which could result in government investigations, enforcement actions and serious harm to our reputation. We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy, but employee misconduct is not always possible to identify and deter.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, or viruses, breaches or interruptions due to employee error, malfeasance or other disruptions, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. In the future, any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act (HIPPA) and European Union General Data Protection Regulation, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to process samples, provide test results, share and monitor safety data, bill payors or patients, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and may damage our reputation, any of which could adversely affect our business, financial condition and results of operations.

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

Significant ongoing costs and obligations.

As a neuro-pharmaceutical drug discovery and development platform company, the Company expects to spend substantial funds on the research, development and testing of psychedelic-inspired drug candidates. In addition, the Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. The Company will also require significant additional funds if it expands the scope of current plans for research and development or if it were to acquire any other assets and advance their development. It is possible that future financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the achievement of the Company’s corporate goals, the results of scientific and clinical research, the need and ability to obtain regulatory approvals and the state of the capital markets generally. If adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research and development programs, or obtain funds through corporate partners or others who may require the Company to relinquish significant rights to its psychedelic-inspired drug candidates or obtain funds on less favorable terms than the Company would otherwise accept. To the extent that external sources of capital become limited or unavailable or available on onerous terms, the Company’s intangible assets and its ability to continue its business plans may become impaired, and the Company’s assets, liabilities, business, financial condition and results of operations may be materially or adversely affected.

In addition, future changes in regulations, changes in legal status of psychedelic and/or psychedelic-inspired products, more vigorous enforcement thereof or other unanticipated events could require extensive changes to the Company’s operations, increased compliance costs or give rise to material liabilities, which could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company’s efforts to grow its business may be costlier than expected.

We may rely on third parties to plan and conduct preclinical and clinical trials.

We may rely on third parties to conduct preclinical development activities and intend to partner with third parties who may conduct clinical development activities with our psychedelic-inspired drug candidates and other product candidates. Preclinical activities include “in vivo” studies providing access to specific disease models, pharmacology and toxicology studies, and assay development. Clinical development activities include trial design, regulatory submissions, clinical patient recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. If there is any dispute or disruption in its relationship with third parties, or if such third parties are unable to provide quality services in a timely manner and at a feasible cost, or if such third parties fail to meet certain development milestones, our active development programs may face delays.

Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory requirements, the testing and eventual development of viable drug candidates could be delayed, cancelled or rendered ineffective.

Our reliance on third-party contract manufacturers.

For completion of the “in vitro” portion of the preclinical testing we intend to conduct, when only lab-grade and lab-scale drug candidate molecules are required, we intend to synthesize the required psychedelic molecules in our laboratories in Calgary or at other third-party contract research organizations (“CROs”) that provide synthetic chemistry services. We have limited control over these third-party CROs. When larger quantities and higher quality psychedelic molecules are required (e.g., for animal model testing), we intend to contract with appropriate third-party contract manufacturing organizations (“CMOs”), over which we may have limited control to, among other things, supply the active pharmaceutical ingredient (“API”) used in our drug candidates. We intend to rely on CMOs to supply APIs and formulated drug products in compliance with GMP regulations.

All applicable jurisdictions, including Health Canada, and the FDA, ensure the quality of drug candidates by carefully monitoring drug manufacturers’ compliance with GMP regulations. The GMP regulations for drug candidates contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of APIs and formulated a drug products. There can be no assurances that CMOs will be able to meet our timetable and requirements or carry out their contractual obligations in accordance with the applicable regulations. In addition, the API and/or formulated drug product that they supply to us may not meet our specifications and quality policies and procedures or they may not be able to supply the API and/or formulated drug product in commercial quantities. If we are unable to arrange for alternative third-party supply sources on commercially reasonable terms or in a timely manner, it may delay the development of our drug candidates and could have a material adverse effect on our business operations and financial condition.

Further, the failure of CMOs to operate in compliance with GMP regulations could result in, among other things, certain product liability claims in the event such failure to comply results in defective products (containing our drug candidates) that caused injury or harm. In general, our dependence upon third parties for the supply of our APIs and formulated drug products may adversely affect profit margins and our ability to develop and deliver viable drug candidates on a timely and competitive basis.

Termination or non-renewal of key licenses and agreements.

Our business is highly dependent on key licenses and agreements which expire in a short time period. Specifically, in conducting research and preclinical studies in compliance with current legislation, we substantially rely on the Facchini Drug License, which expires on December 31, 2025. Health Canada renews drug licenses annually and Dr. Facchini has held the Facchini Drug License since October 5, 1995 and it has been renewed each year without issue. Until Enveric obtains its own Dealer’s License or Section 56 Exemption necessary for its business, the termination, non-renewal or hindrance of use of the Facchini Drug License would have a material adverse effect on Enveric’s ability to develop psychedelic-inspired drug candidate, conduct research or operate its business as it currently does. This could have a material adverse impact on Enveric’s financial condition.

Negative results from clinical trials or studies of others and adverse safety events involving our drug candidates.

From time to time, studies or clinical trials on various aspects of biopharmaceutical or natural health products (“NHPs”) are conducted by academic researchers, competitors or others. The results of these studies or trials, when published, may have a significant effect on the market for the biopharmaceutical or NHP that is the subject of the study. The publication of negative results of studies or clinical trials or adverse safety events related to the psychedelic compounds similar to those used by us in the development of our psychedelic-inspired drug candidates, or the therapeutic areas in which our drug candidates compete, could adversely affect our share price and our ability to finance future development of our drug candidates, and our business and financial results could be materially and adversely affected.

Clinical trials of our drug candidates may fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or not otherwise produce positive results.

Before we or third parties (who may license or acquire our drug candidates) are able to obtain marketing approval from regulatory authorities for the sale of products containing our drug candidates, the completion of preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the drug candidates will be required. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical, NHP and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. We do not know whether the clinical trials that we or third parties may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any products containing our drug candidates in any jurisdiction. A product/compound candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of the products containing our drug candidates will successfully gain market approval from Health Canada, the FDA or other regulatory authorities, resulting in our inability to derive any royalty-based revenue from them.

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

Possible increase in costs beyond what is currently expected as a result of regulatory review

Health Canada, the FDA or other regulatory authorities in foreign jurisdictions have not yet determined whether our psychedelic-inspired drug candidates will be scheduled as controlled substances. Based on preclinical and/or clinical abuse liability studies, Health Canada, the FDA or other regulatory authorities may determine that our products are controlled substances and therefore, require additional regulatory controls. Such additional regulatory requirements may increase our costs and cause a delay in our operations. Further, if Health Canada, the FDA or other regulatory authorities require that we perform additional preclinical or clinical studies, or if we determine that additional preclinical or clinical studies are required for our drug candidates, our expenses would further increase beyond what is currently expected and the anticipated timing of any potential approval of our drug candidates or licensing out agreements would likely be delayed.

We have never been profitable, have no products approved for commercial sale, and to date have not generated any revenue.

We have never been profitable and we do not expect to be profitable in the foreseeable future. Neither us, nor any third-party partner, have submitted any products containing our products for approval by regulatory authorities in Canada, the United States or elsewhere. As of December 31, 2024, we had an accumulated deficit of $106.1 million and accumulated other comprehensive losses of $0.6 million. To date, we have devoted most of our financial resources to research and development, including drug discovery research, preclinical development activities, patent application filings and prosecution, and media relation efforts, as well as corporate overhead.

We generated no reportable revenues since inception through December 31, 2024, we expect to continue to incur losses for the foreseeable future, and expect these losses to increase as we continue our product development activities. If our drug candidates and other products developed do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA, Health Canada or other regulatory authorities in foreign jurisdictions to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our preclinical studies or the development of any of our drug candidates or other products. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We have no licensing, marketing or distribution experience and will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing transactions.

We have no commercial licensing, marketing or distribution experience. To develop commercial licensing, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that our drug candidates will be approved by the FDA, Health Canada or other regulatory authorities in foreign jurisdictions. Where we decide to perform commercial licensing, marketing and distribution functions itself or through third parties, we could face a number of additional risks, including that we or our third-party collaborators may not be able to build and maintain an effective marketing or sales force. If we use third parties to market and distribute any products arising from our drug candidates, we may have limited or no control over our commercial licensing, marketing and distribution activities on which our future revenues may depend.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

Changes in patent law and its interpretation could diminish the value of patents in general, thereby impairing our ability to protect our drug candidates.

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

Failure to manage growth

As we advance our drug candidates through preclinical studies and early clinical development and seek business arrangements and partnerships with third parties to advance our drug candidates through later stage clinical development, we will need to increase our research and development personnel, scientific, management, and administrative headcount to manage these programs and partnerships. In addition, to meet obligations as a public company, we may need to increase our general and administrative capabilities and improve our operational and financial controls and reporting procedures. Our management, personnel and systems currently in place may not be adequate to support this future growth. In managing our growing operations, we are also subject to the risks of over-hiring and/or overcompensating our employees and over-expanding our operating infrastructure. As a result, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses.

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

The psychedelic- inspired medicines industry and market are relatively new in this industry and the market may not continue to exist or grow as anticipated.

We operate our business in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market through significant investments in our strategy, our operational capacity, quality assurance and compliance with regulations. In addition, there is no assurance that the industry and market will continue to exist and grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic-inspired medicines industry and market could have a material adverse effect on our business, financial conditions and results of operations.

The psychedelic and psychedelic-inspired medicine market will face specific marketing challenges given the psychedelic products’ status as a controlled substance which resulted in past and current public perception that the products have negative health and lifestyle effects and have the potential to cause physical and social harm due to psychoactive and potentially addictive effects. Any marketing efforts by us would need to overcome this perception to build consumer confidence, brand recognition and goodwill

The psychedelics-inspired medicines industry and market are relatively new, and the industry may not succeed in the long term.

We operate our business in a relatively new industry and market. The use of psychedelic-inspired medicines for medicinal purposes has shown promise in various studies and we believe that both regulators and the public have an increasing awareness and acceptance of this promising field. Nevertheless, psychedelics remain a controlled substance in the United States, Canada, and most other jurisdictions and their use for research and therapeutic purposes remains highly regulated and narrow in scope. There is no assurance that the industry and market will continue to grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic manufacturing and medicines industry and market could have a material adverse effect on our business, financial condition and results of operations. We have committed and expect to continue committing significant resources and capital to the development of psychedelic-inspired products for therapeutic uses. As a category of products, medical-grade psychedelics raw materials and psychedelic-derived APIs, and research into such substances, represent relatively untested offerings in the marketplace, and we cannot provide assurance that psychedelics as a category, or that our prospective psychedelic-inspired products, in particular, will achieve market acceptance. Moreover, as a relatively new industry, there are not many established players in the psychedelic-inspired medicines industry whose business model we can emulate. Similarly, there is little information about comparable companies available for potential investors to review in making a decision about whether to invest in our common shares.

Our psychedelic-inspired drug candidates may generate public controversy. Adverse publicity or public perception regarding the psychedelic-inspired APIs we intend to utilize may negatively influence our success and that of our prospective investigational therapies.

Our ability to establish and grow our business is substantially dependent on the success of the emerging market for psychedelic-inspired medicines, which will depend upon, among other matters, pronounced and rapidly changing public preferences, factors which are difficult to predict and over which we have little, if any, control. We and our clients will be highly dependent upon consumer perception of psychedelic-inspired medicines and other products.

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

The expansion of the use of psychedelic-inspired medicines in the medical industry may require new clinical research into effective medical therapies.

Research in United States and internationally regarding the medical benefits, viability, safety, efficacy, addictiveness, dosing and social acceptance of psychedelic-inspired products remains in early stages. There have been relatively few clinical trials on the benefits of such products. Although we believe that the articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of psychedelic-inspired products, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, psychedelic-inspired products. Given these risks, uncertainties and assumptions, readers should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Annual Report or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to psychedelic-inspired products, which could have a material adverse effect on the demand for our drug candidates with the potential to lead to a material adverse effect on the Company’s business, financial condition and results of operations.

The psychedelic-inspired medicine industry is difficult to quantify and investors will be reliant on their own estimates of the accuracy of market data.

Because the psychedelic-inspired medicine industry is in a nascent stage with uncertain boundaries, there is a lack of information about comparable companies available for potential investors to review in deciding about whether to invest in us and, few, if any, established companies whose business model we can follow or upon whose success we can build. Accordingly, investors will have to rely on their own estimates in deciding about whether to invest in us. There can be no assurance that our estimates are accurate or that the market size is sufficiently large for our business to grow as projected, which may negatively impact our financial results.

The psychedelic-inspired medicine and biotechnology industries are experiencing rapid growth and increased competition.

The psychedelic-inspired medicine and biotechnology industries are undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in a number of ways, including, without limitation, by losing strategic partners if they are acquired by or enter into relationships with a competitor, losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results.

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

Our competitors may introduce new psychedelic-inspired medicines or develop technological advances that compete with us. We cannot predict the timing or impact of competitors introducing new psychedelic-inspired medicines or technological advances. Such competing psychedelic-inspired medicines may be safer, more effective, more effectively marketed, licensed or sold or have lower prices or superior performance features than our psychedelic-inspired drug candidates, and this could negatively impact our business and results of operations. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the psychedelic-inspired drug candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or discovering, developing and commercializing psychedelic-inspired medicines before we do or may develop psychedelic-inspired medicines that are deemed to be more effective or gain greater market acceptance than those of the Company.

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative transactions with large, established companies. In addition, many universities and private and public research institutes may become active in the development of novel compounds. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and psychedelic-inspired medicines that are more effective or less costly than any of the psychedelic-inspired drug candidates that we are currently developing or that we may develop, which could render our psychedelic-inspired drug candidates obsolete or non-competitive. If our competitors market psychedelic-inspired medicines that are more effective, safer or less expensive or that reach the market sooner than our psychedelic-inspired drug candidates, if any, we may not achieve commercial success. In addition, because of our limited resources, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or psychedelic-inspired drug candidates obsolete, less competitive or not economical.

Changes in legislation, regulations and guidelines.

Our operations are subject to various laws, regulations and guidelines relating to, among other things, drug research, development, marketing practices, health and safety, the conduct of operations and preclinical trials. In addition to FDA or Health Canada restrictions on the marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical industries in recent years, as well as consulting or other service agreements with physicians or other potential referral sources. While to the knowledge of management, we are currently in compliance with all such laws, changes to applicable laws, regulations and guidelines may cause adverse effects to its operations. The risks to the business of the Company represented by this or similar risks are that they could significantly reduce the addressable market for our psychedelic-inspired drug candidates and could materially and adversely affect the business, financial condition and results of our operations.

Risks Related to Regulatory Matters

Our current and prospective product candidates, and the development thereof, are or will be subject to the various federal and state laws and regulations relating to the safety and efficacy of health products, such as drugs and medical devices.

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the NDA process. In these product candidates and synthetic molecules based on psychedelics, such as psilocybin, mescaline and MDMA, will be the active pharmaceutical ingredients.

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

The psychedelic-inspired drug candidates we are developing or may develop in the future may be subject to controlled substance laws and regulations in the United States and other countries where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition.

In the United States, psychedelics, such as psilocybin (and its active metabolite, psilocin), N,N-Dimethyltryptamine (“DMT”), mescaline and MDMA, are classified by the DEA as a Schedule I substances under the CSA. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances. Schedule I substances by-definition have a high potential for abuse, have no currently accepted medical use in the United States, lack accepted safety for use under medical supervision, and may not be prescribed marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II substances are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II substances is further restricted. For example, they may not be refilled without a new prescription and may have a black box warning. For any product containing active ingredients that are Schedule I controlled substances to be available for commercial marketing in the United States, the product must be scheduled by the DEA to Schedule II, III, IV or V, which requires scheduling-related legislative or administrative action, which can further delay the path to market. There can be no assurance that the DEA will make a favorable scheduling decision about our psychedelic-inspired drug candidates. Even assuming categorization as a Schedule II or lower controlled substance (i.e., Schedule III, IV or V), at the federal level, such substances would also require scheduling determinations under state laws and regulations.

FDA approval is also a prerequisite to commercialization, and the controlled-substance status, currently undetermined, of our psychedelic-inspired APIs may negatively impact the FDA’s decision regarding whether to approve the applicable product candidates.

During the pre-market review process, the FDA may determine that additional data is needed for one or more of our psychedelic-inspired drug candidates, either from non-clinical or clinical studies, including with respect to whether, or to what extent, the substance has abuse potential. This may introduce a delay into the approval and any potential rescheduling process.

In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

●	DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

●	State controlled-substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule product candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or any partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

●	Clinical trials. The abuse liability potential of our psychedelic-inspired drug candidates has not yet been studied. A Human Abuse Potential (HAP) study or an equivalent study may determine that, upon regulatory approval, our drug candidate will be a Schedule I controlled substance. Therefore, any future research or development activities with the approved drug may require submission of a preclinical or clinical protocols to the DEA and obtaining and maintaining a DEA license for each site that uses the approved drug. In that situation, if the DEA delays or denies the grant of a researcher registration to one or more research sites, future clinical trials could be significantly delayed, and we could lose clinical trial sites.

●	Importation. If any of our product candidates is approved and classified as a Schedule II, III or IV substance, an importer can only import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our product candidates and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

●	Manufacture. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the United States, our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements.

●	Distribution. If any of our product candidates is approved for marketing and scheduled under Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to possess and distribute or dispense such products.

If the psychedelic-inspired APIs and formulated drug products that we intend to utilize in the future are determined to be Schedule I controlled substances under the CSA in the United States and under similar controlled-substance legislation in other countries, any significant violations of these laws and regulations, or changes in the laws and regulations, may result in interruptions to our development activity or business continuity.

The psychedelic-inspired APIs we intend to utilize have not yet been studied in preclinical or clinical abuse liability studies and may be categorized as Schedule I controlled substances under the CSA or the state or foreign equivalent and would likely be. illegal without the requisite regulatory authorizations (e.g., to allow for the use of such substances in clinical trials under an IND and in compliance with all applicable FDA, DEA, and other regulatory requirements). Violations of any federal, state or foreign laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings conducted by either the federal government or private citizens, or criminal charges and penalties, including, but not limited to, disgorgement of profits, cessation of business activities, divestiture or prison time. If such were to occur, this could have a material adverse effect on us, including on our reputation and ability to conduct business, our financial position, operating results, profitability or liquidity, the potential listing of our shares or the market price of our shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation or defense of any such matters or our final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial. It is also illegal to aid or abet such activities or to conspire or attempt to engage in such activities. An investor’s contribution to and involvement in such activities may result in federal civil and/or criminal prosecution, including, but not limited to, forfeiture of his, her or its entire investment, fines and/or imprisonment.

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

We currently have one drug candidate that is in preclinical development for indications such as depression and anxiety. We intend to develop additional drug candidates targeting other indications, including, for example, addiction and PTSD. After completing the requisite preclinical testing, submissions to the FDA (namely IND applications), internal review board (“IRB”) review, and any other applicable obligations that must be completed before clinical testing may begin in the United States, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

The FDA and other applicable regulatory agencies may analyze or interpret the results of clinical trials differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our product candidates are expected to continue for several years and may take significantly longer to complete. Events that may prevent successful or timely completion of clinical development include (without limitation):

●	delays in reaching a consensus with regulatory authorities on trial design;

●	delays in reaching agreement on acceptable terms with prospective contract research organization (“CRO”) and clinical trial sites;

●	delays in sourcing materials and research animals for preclinical testing and correlated testing windows at the appropriate CRO facilities;

●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	actual or perceived lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects for the entire duration of applicable clinical studies (as study subjects may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason);

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product candidate formulation;

●	delays in obtaining regulatory authorizations, such as INDs and any others that must be obtained, maintained, and/or satisfied to commence a clinical trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulatory policies and regulation, including changes to requirements imposed on the extent, nature or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing preclinical studies and clinical trials;

●	failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns with psychedelics or psychedelic-inspired drug candidates, generally, and the potential for abuse;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data;

●	any clinical holds placed on company by regulatory agencies during review process;

●	delay or failure to supply psychedelic-inspired drug candidate for use in clinical trials due to cross-border or inter-continental shipment or customs handling and processing of controlled substances; or

●	difficulty finding clinical trials sites whose investigators possess the requisite credentials to oversee clinical trials involving a Schedule I substance, should such be required.

Certain third-parties we rely on to conduct our operations are subject to regulatory requirements.

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

Additionally, in light of the recent budget and staffing cuts at the FDA, the FDA may experience delays reviewing or approving our prospective products or current or future product candidates, which could impair our ability to commercialize our prospective products or current or future product candidates and have a material adverse effect on the business, financial condition and operating results of the Company.

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

Regulatory risks related to psychedelic-inspired drug candidates

Successful execution of our strategy is contingent, in part, upon compliance with regulatory requirements from time to time enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the development of our psychedelic-inspired drug candidates. The abuse liability potential of our psychedelic-inspired drug candidates has not yet been studied in preclinical or clinical studies. Therefore, Health Canada or the FDA have not yet determined whether our psychedelic-inspired drug candidates will be scheduled as controlled substances. Based on the studies Health Canada or the FDA or other regulatory authorities may determine that our psychedelic-inspired drug candidates are controlled substances and therefore, would require classification as a controlled substance with all the requisite controls.

Further, we may not be able to predict the time required to secure all appropriate regulatory approvals for our psychedelic-inspired drug candidates, or the extent of testing and documentation that may, from time to time, be required by governmental authorities. The impact of compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, our business and psychedelic-inspired drug candidates, and licensing initiatives and could have a material adverse effect on the business, financial condition and operating results of the Company.

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

Our management performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 and December 31, 2023 due to the material weakness related to segregation of duties. As of December 31, 2024 and December 31, 2023, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

Due to the small size of our Company, we do not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions. While we have taken certain actions to address the material weaknesses identified, additional measures including engaging third-party consultants may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

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

Risks Related to the Ownership of Our Common Stock

Our common stock could be delisted from The Nasdaq Capital Market.

Our common stock is currently listed on Nasdaq. However, we cannot assure you that we will be able to comply with the continued listing standards of Nasdaq. If we fail to comply with the continued listing standards of Nasdaq, our common stock may become subject to delisting. If Nasdaq delists our common stock from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences including, without limitation:

●	a limited availability of market quotations for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of analyst coverage; and

●	a decreased ability for us to issue additional securities or obtain additional financing in the future.

The market price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit and incur losses.

The market price of our common stock could be subject to significant fluctuation. Market prices for securities of life sciences and biopharma companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock, regardless of our actual operating performance. Some of the factors that may cause the market price of our common stock to fluctuate include, without limitation:

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

The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of one such banking institution, Silicon Valley Bank (“SVB”), on March 10, 2023, and the FDIC also took control of Signature Bank (“Signature Bank”) on March 12, 2023, we did not have any accounts with SVB or Signature Bank and therefore did not experience any specific risk of loss. The FDIC also announced that account holders would be made whole. Thus, we do not view the risk as material to our financial condition. However, if such a situation arises again with a financial institution we bank with, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have established certain processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management strategy. Such processes include physical, procedural and technical safeguards, response methods, regular tests on our systems, and routine review of our processes to identify risks and enhance our practices. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We engage certain external parties, including consultants and computer security firms to enhance our cybersecurity oversight and provide monthly trainings to our employees. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect our company from any related vulnerabilities. At this time, we are not aware of any material cybersecurity incidents that have impacted the Company. For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report.

Governance

Our board of directors is involved in the oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our board of directors has delegated authority to the Audit Committee to serve as the cybersecurity oversight body, which works with the chief financial officer to assess and respond to cybersecurity threats. The chief financial officer meets with the third-party vendors regularly to discuss any issues and updates related to the Company’s information technology environment and reports to the Audit Committee on a quarterly basis.

Item 2. Properties

Our principal corporate office is located at 4851 Tamiami Trail N, Suite 200 Naples, FL 34103. The Company believes our office is in good condition and is sufficient to conduct our operations. Our principal corporate office is held under a month-to-month operating lease.

Item 3. Legal proceedings

The Company may periodically be involved in legal proceedings, legal actions and claims arising in the ordinary course of business. In the opinion of management, we do not have any pending litigation that, separately or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II. OTHER INFORMATION

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Markets under the symbol “ENVB”.

Holders

On March 24, 2025 the Company had approximately 183 stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

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

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, addiction, and other psychiatric disorders. Leveraging our unique discovery and development platform, the Psybrary™, which houses proprietary information on the use and development of existing and novel molecules for specific mental health indications, Enveric seeks to develop a robust intellectual property portfolio of novel drug candidates.

Enveric’s lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. Enveric unveiled its EVM401 Series on February 25, 2025, which is intended to broaden Enveric’s pipeline with additional non-hallucinogenic molecules and strengthen its ability to target addiction and neuropsychiatric disorders for patients with limited options. Previously, Enveric was developing the EVM201 Series, and its drug candidate EB-002 (formerly EB-373), for the treatment of neuropsychiatric disorders. The EVM201 Series comprised next generation synthetic prodrugs of the active metabolite, psilocin. Recently, Enveric out-licensed the EVM201 Series program to MycoMedica Life Sciences, who will seek to develop, manufacture, and commercialize EB-002, in exchange for certain development and milestone payments to Enveric (discussed below).

Neuroplastogens

Following our amalgamation with MagicMed in September 2021, we have continued to pursue the development of MagicMed’s proprietary library, the Psybrary™, which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including depression, anxiety, and addiction disorders. We synthesize novel phenylalkylamines and indolethylamines, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which currently includes 20 patent families with claims covering a million potential molecular structures, over one thousand of which we have so far synthesized in sufficient quantities to identify and hundreds of which we have screened for receptor binding and other relevant activities.

The Company developed certain intellectual property rights around the trademark PsyAI™ for potential use. On March 6, 2025, Enveric announced it is soliciting Requests-For Proposals (“RFPs”) for the license or sale of its PsyAI™ trademark portfolio as a means of maximizing value for an asset which is no longer strategic given the Company’s focus on drug development. This limited portfolio of US and Canadian trademark assets is held by its subsidiary, Enveric Biosciences Canada, Inc. Enveric expects the period for RFPs to remain open until August 31, 2025, with a decision to follow within three (3) months thereafter.

At this stage, we have entered into several non-binding term sheets with strategic partners to out-license certain molecules from the Psybrary™. Going forward, in order to build a pipeline of product candidates, we intend to both continue to internally develop new drug candidates with associated intellectual property and to acquire, through in-licensing, additional intellectual property from pharmaceutical and biotechnology companies and research institutions. The in-licensed assets could include both research stage and clinical stage drug candidates.

While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series. The development status of the product is shown in the table below:

Product Candidates	Targeted Indications	Status	Expected Next Steps
EB-003	Mental health indication	Preclinical Development	IND Filing
Psychedelic-inspired drug candidate

Recent Developments

Reverse Stock Split

We effected a 1-for-15 reverse stock split on January 27, 2025, which began trading on a split-adjusted basis on January 29, 2025, pursuant to which every 15 shares of our issued and outstanding common stock were reclassified as one share of common stock. No fractional shares were issued as a result of the reverse stock split. Any fractional shares that were to otherwise have resulted from the reverse stock split were rounded up to the next whole number. The reverse stock split had no impact on the par value of our common stock or the authorized number of shares of our common stock.

Nasdaq Bid Price Deficiency

On May 16, 2024, the Company received a letter from Nasdaq notifying the Company that for the prior 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (“Bid Price Rule”). The deficiency letter did not result in the immediate delisting of the Company’s common stock from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, until November 12, 2024, to regain compliance with the Bid Price Rule. On November 20, 2024, Nasdaq issued a delisting notice, indicating that the Company did not satisfy the Bid Price Rule by the compliance date and that unless the Company requested an appeal of this determination before Nasdaq’s listing qualifications panel, our common stock would be scheduled for delisting from Nasdaq and trading suspended. We appealed the determination before Nasdaq’s listing qualifications panel and on December 30, 2024, the Company received an extension until May 19, 2025, to regain compliance with Bid Price Rule. On March 4, 2025, the Company received notice from the Nasdaq Office of General Counsel that the Company regained compliance with the Bid Price Rule.

License Agreement with MycoMedica Life Sciences

On November 7, 2024, Enveric executed a licensing agreement with MycoMedica Life Sciences, PBC (“MycoMedica”), out-licensing the Company’s EVM201 program, including drug candidate EB-002. Pursuant to the terms of licensing agreement, MycoMedica will seek to develop, manufacture, and commercialize EB-002, formerly EB-373, a synthetic prodrug of the active metabolite psilocin, for the treatment of neuropsychiatric disorders such as depression. MycoMedica received an exclusive, global license to the formulations, drugs, method of use, and medical devices developed by Enveric to utilize the compound. MycoMedica assumed the responsibility for all future preclinical, clinical, and commercial development on a royalty-bearing basis for all human and animal pharmaceutical applications. As part of the license agreement, Enveric received a modest upfront payment of $20,000 (recorded as other income), and if certain conditions are met, will receive development and sales milestones potentially totaling up to $62 million, plus tiered single digit royalties on all future sales. MycoMedica has the option during the license term to buyout its milestone and royalty payment obligations at a predetermined amount depending upon the stage of product development and commercialization at the time of the buyout. Further, MycoMedica has the right to purchase the licensed patents at a nominal amount upon a change of control of Enveric, although doing so does not relieve MycoMedica of any of its payment obligations. No royalties have been received to date.

License Agreement with Aries Science and Technology

On July 10, 2024, Akos Biosciences, Inc., a Delaware corporation (“Akos”), wholly-owned subsidiary of Enveric, entered into an exclusive license agreement with Aries Science and Technology, LLC (“Aries”) pursuant to which Akos granted Aries a license of Akos’s patented radiation dermatitis topical product. The license allows Aries to use the patented formulation to develop pharmaceutical or non-pharmaceutical products for treating radiation dermatitis suitable for administration to humans or animals. The license is exclusive (subject to certain exceptions contained in the Agreement), worldwide, royalty-bearing, and includes the right to sublicense. Enveric will be eligible to receive aggregate milestone payments of up to $61 million, as well as tiered royalties on future sales, if all conditions are met. Aries has the option during the license term, to purchase the rights to each licensed product (on a licensed product-by-licensed product basis) in the form of an exclusive (as to the applicable licensed product), fully paid, transferable right and license to the licensed product. No royalties have been received to date.

Equity Distribution Agreement

On September 1, 2023, the Company entered into a Distribution Agreement (“Distribution Agreement”), with Canaccord Genuity, LLC (“Canaccord”), pursuant to which the Company may offer and sell from time to time, through Canaccord as sales agent and/or principal, shares of common stock of the Company having an aggregate offering price of up to $10.0 million. Due to the offering limitations applicable to the Company and in accordance with the terms of the Distribution Agreement, the Company may offer common stock having an aggregate gross sales price of up to $2,392,514 pursuant to the prospectus supplement dated September 1, 2023. Subject to the terms and conditions of the Distribution Agreement, Canaccord may sell the common stock by any method permitted by law deemed to be an “at-the-market offering”. The Company will pay Canaccord a commission equal to 3.0% of the gross sales price of the common stock sold through Canaccord under the Distribution Agreement and has also agreed to reimburse Canaccord for certain expenses. The Company may also sell common stock to Canaccord as principal for Canaccord’s own account at a price agreed upon at the time of sale. Any sale of common stock to Canaccord as principal would be pursuant to the terms of a separate terms agreement between the Company and Canaccord.

During the year ended December 31, 2024, the Company issued 111,200 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the consolidated balance sheet. As of December 31, 2024 and 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively. The Company does not anticipate issuing further securities pursuant to the Distribution Agreement.

Lincoln Park Equity Line

On November 3, 2023, the Company entered into a Purchase Agreement (the “Lincoln Park Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10.0 million of the Company’s common stock subject to certain limitations and satisfaction of the conditions set forth in the Lincoln Park Purchase Agreement.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock (the “Purchase Shares”). However, such sales of Common Stock by the Company, if any, will be subject to important limitations set forth in the Lincoln Park Purchase Agreement, including limitations on number of shares that may be sold. Sales may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Lincoln Park Purchase Agreement are satisfied, including that a registration statement on Form S-1 covering the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Lincoln Park Purchase Agreement, which the Company has filed with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC. As required under the Lincoln Park Purchase Agreement, the Company registered a resale of 76,032 shares of our common stock, plus the 9,294 commitment shares, by Lincoln Park on a registration statement on Form S-1 dated November 8, 2023, which was declared effective by the SEC on December 5, 2023. As of July 30, 2024, there were no remaining shares available to be issued in connection with this registration statement. On September 4, 2024, the Company filed a new registration statement on Form S-1, which was declared effective by the SEC on September 11, 2024. The new Form S-1 registered an additional 326,667 shares of common stock that are available to be issued to Lincoln Park in connection with the Lincoln Park Purchase Agreement. During the year ended December 31, 2024, the Company had issued 159,366 shares of common stock, through the Lincoln Park Purchase Agreement for gross cash proceeds of $1,083,709. As of December 31, 2024 there were 243,334 remaining shares available to be issued in connection with this amended registration statement. The Company engaged in a best efforts public offering in the first quarter of 2025 (described below), which restricts the use of the Lincoln Park Equity Line for a period of one year from February 3, 2025.

Because the purchase price per share to be paid by Lincoln Park for the shares of Common Stock that the Company may elect to sell to Lincoln Park under the Lincoln Park Purchase Agreement, if any, will fluctuate based on the market prices of the Company’s Common Stock at the time the Company elects to sell shares to Lincoln Park pursuant to the Lincoln Park Purchase Agreement, if any, it is not possible for us to predict the number of shares of Common Stock that the Company will sell to Lincoln Park the purchase price per share that Lincoln Park will pay for shares purchased from us or the aggregate gross proceeds that the Company will receive from those purchases by Lincoln Park.

Registered Direct Offerings

Between March and May 2024, the Company entered into a series of common stock purchase agreements (the “Purchase Agreements”) for the issuance in a registered direct offering of an aggregate of 45,780 shares of the Company’s common stock to certain institutional investors. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation contained in certain inducement offer letters, dated December 28, 2023, between the Company and the institutional investors with respect to any existing or future agreement by the Company to effect any issuance of shares. The Company did not receive any net proceeds in connection with the offering. The offering was made to obtain a waiver of the variable rate transaction limitation as described above and further described in the Purchase Agreements so the Company could utilize its equity line of credit with Lincoln Park, and enter into any future agreements that involve a variable rate transaction and issue such shares thereunder. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $322,453 and was charged to additional paid in capital, as it is direct and incremental to the Distribution Agreement, on the unaudited condensed consolidated balance sheet as an offering cost related to the Distribution Agreement. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $448,840 and was recorded as deferred offering costs, as direct and incremental to the Purchase Agreement, within prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet related to the Purchase Agreement.

January 2025 Offering

On January 30, 2025, the Company commenced a best efforts public offering (the “Offering”) of an aggregate of (i) 1,229,330 shares (the “Shares”) of common stock of the Company, (ii) 437,336 pre-funded warrants (the “Pre-Funded Warrants”) to purchase 437,336 shares of common stock (the “Pre-Funded Warrant Shares”), (iii) 1,666,666 Series A warrants (the “Series A Warrants”) to purchase 1,666,666 shares of common stock (the “Series A Warrant Shares”), and (iv) 1,666,666 Series B warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”) to purchase 1,666,666 shares of common stock (the “Series B Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock. The offering price for each Share and accompanying Warrants was $3.00, and the offering price for each Pre-Funded Warrant and accompanying Warrants was $2.9999. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $3.00 per share and will be exercisable immediately upon issuance (“Initial Exercise Date”). The Series A Warrants expire on the five-year anniversary of the Initial Exercise Date. The Series B Warrants expire on the 18-month anniversary of the Initial Exercise Date.

The Offering closed on February 3, 2025. The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent (as defined below) and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, is approximately $4.2 million. The Company intends to use the net proceeds from the Offering for working capital, EB-003 development, and general corporate purposes.

Financial Overview

We are a pre-revenue biotech company that has to date, not generated any revenues. During the year ended December 31, 2024, we raised approximately $8.0 million from the sales of Common Stock and warrants. These amounts were the primary source of funds upon which our operations were financed during the year ended December 31, 2024.

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

We expense research and development costs to operations as incurred. Research and development activities are central to our business model. We utilize a combination of internal and external efforts to advance product development from early-stage work to future clinical trial manufacturing and clinical trial support. External efforts include work with consultants and increasingly substantial work at CROs and CMOs. We support an internal research and development team in Calgary, Alberta, Canada. To move these programs forward along our development timelines, a large portion (approximately 75%) of our staff are research and development employees. In January 2024, the Company reduced its discovery team in Calgary and was primarily focused on the development of EB-002 and EB-003 pipeline assets (until we out-licensed EB-002 to MycoMedica Lifesciences in November of 2024). Because of the numerous risks and uncertainties associated with product development, however, we cannot determine with certainty the duration and completion costs of these or other current or future preclinical studies and clinical trials. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of future clinical and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability.

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

Stock-Based Compensation

A significant portion of our operating expenses is related to stock-based compensation costs. Stock-based compensation costs were approximately $1.6 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.

Stock-based compensation consists of restricted stock units (“RSU”), restricted stock awards (“RSA”) and options to purchase shares of the Company’s common stock. The Company follows Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which addresses the accounting for stock-based payment transactions, requiring such transactions to be accounted for using the fair value method. The fair value of RSU or RSA awards is determined by the closing price per share of the Company’s common stock on the date of the award. The Company uses the Black-Scholes option pricing model to determine the grant date fair value of options issued.

RSA’s and RSU’s may contain vesting conditions that include, without limitation, any or all of the following: immediate vesting, vesting over a defined time period, vesting based on specific volume weighted average price levels being achieved by the Company’s common stock as publicly traded within specified measurement periods, and vesting based on the achievement of specific performance milestones. Options contain vesting conditions that provide for vesting over a defined time period.

The fair value of RSA’s and RSU’s and options, is charged to expense, on a straight line basis over the vesting periods defined in the award agreements, except for the fair value which is attributable to achievement of a specific performance milestones, which are charged to expense upon achievement of such milestones.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Operating expenses
General and administrative	$6,453,505	$8,852,021
Research and development	2,841,272	7,252,437
Depreciation and amortization	337,489	343,982
Total operating expenses	9,632,266	16,448,440

Loss from operations	(9,632,266)	(16,448,440)

Other income (expense)
Inducement expense, net	—	(1,848,235)
Change in fair value of warrant liabilities	24,370	94,396
Change in fair value of investment option liability	21,620	208,752
Change in fair value of derivative liability	—	727,000
Other income	20,000	—
Interest income, net	219	3,708
Total other income (expense)	66,209	(814,379)

Net loss before income taxes	$(9,566,057)	$(17,262,819)

Income tax expense	(8,930)	(28,913)

Net loss	$(9,574,987)	$(17,291,732)

General and Administrative Expenses

Our general and administrative expenses decreased to $6,453,505 for the year ended December 31, 2024 from $8,852,021 for the year ended December 31, 2023, a decrease of $2,398,516, or 27%. This change was primarily driven by decreases in consulting expenses of $1,067,245, salaries and wages of $623,101, stock compensation expense of $508,785, accounting fees of $345,488, insurance expenses of $193,932, and software expenses of $183,681. This is offset by an increase in director fees of $223,700, public company fees of $182,643, and Delaware Franchise Tax expenses of $81,421.

The decrease in consulting fees was due to decreased outsourcing to contractors. The decrease in salaries and wages was due to the reduction in force. The decrease in stock compensation expense was primarily to a reduction in expense related to restricted stock units as a result of forfeitures and decreased value of new grants as a result of lower stock prices. The decrease in accounting fees was due to a reduction in technical accounting services. The decrease in insurance expense was due to lower premiums as a result of lower payroll costs. The decrease in software expenses was due to the down-size in operations of Enveric Canada. The increase in director fees was due to the addition of a director to the Board during 2024 and cash payments made to each director during the year. The increase in public company fees was due to an increase in broker fees and other public company filing fees.

Research and Development Expenses

Our research and development expense for the year ended December 31, 2024 was $2,841,272 as compared to $7,252,437 for the year ended December 31, 2023 with a decrease of $4,411,165, or approximately 61%. This decrease was primarily driven by decreased salaries and wages of $1,560,017, research costs of $1,346,647, CRO costs of $1,247,284, lab expenses of $158,514, tax incentive of $149,262, and rent of $86,098. The decrease in salaries and wages was due to the reduction in force as a result of the Company’s cost reduction plan. The decrease in research costs and CRO costs was due to the completion of the Australia research and development project during the second quarter of 2024. The decrease in lab expenses was due to a reduction in research and development during 2024. The decrease in tax incentives was due to a tax credit received during 2024. The decrease in rent was due to the expiration of the Company’s Canadian lease during 2024. These decreases were slightly offset by an increase in consulting fees of $366,060. The increase in consulting fees was due to certain employees that were hired on a part-time consultant basis to perform certain research and development activities.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2024 was $337,489 as compared to $343,982 for the year ended December 31, 2023, with a decrease of $6,493, or approximately 2%.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2024 resulted in income of $24,370 as compared to $94,396 for the year ended December 31, 2023. The change in fair value of warrant liabilities is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The significant decrease in the Company’s stock price during the year ended December 31, 2024 compared to the year ended December 31, 2023, resulted in the significant decrease to the change in fair value of warrant liabilities.

Change in Fair Value of Investment Option Liability

Change in fair value of investment option liability for the year ended December 31, 2024 resulted in income of $21,620 as compared to $208,752 for the year ended December 31, 2023. The change in fair value of investment option liability is significantly influenced by the change in the closing price of Common Stock at the end of each period, as compared to the closing price of Common Stock at the beginning of each period with a strong inverse relationship between changes in fair value of warrant liabilities and the trading price of Common Stock. The significant decrease in the Company’s stock price during the year ended December 31, 2024 compared to the year ended December 31, 2023, resulted in the significant decrease to the change in fair value of warrant liabilities.

Inducement Expense

There was no inducement expense for the year ended December 31, 2024 as compared to $1,848,235 for the year ended December 31, 2023. The expenses recorded were related to inducement incurred related to the conversion of warrants and investment options that occurred in December 2023.

Change in Fair Value of Derivative Liability

The Company’s change in fair value of derivative liability is due to the May 2023 redemption which ceased the probability of occurrence of the Akos spin-off and Akos Series A Preferred Stock redemption.

Other Income

The Company’s other income during the year ended December 31, 2024 relates to licensing income from the contract with MycoMedica Life Sciences.

Going Concern, Liquidity and Capital Resources

The Company has incurred a loss since inception resulting in an accumulated deficit of $106,074,505 as of December 31, 2024 and further losses are anticipated in the development of its business. Further, the Company had operating cash outflows of $7,726,139 for the year ended December 31, 2024. For the year ended December 31, 2024, the Company had a loss from operations of $9,632,266. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2024, the Company had cash of $2,241,026 and working capital of $1,244,848. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Years Ended December 31, 2024 and 2023

The following table sets forth a summary of cash flows for the years presented:

	For the Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(7,726,139)	$(14,094,411)
Net cash provided by investing activities	—	11,667
Net cash provided by (used in) financing activities	7,673,834	(1,343,141)
Effect of foreign exchange rate on changes on cash	5,354	(10,022)
Net decrease in cash	$(46,951)	$(15,435,907)

Operating Activities

Net cash used in operating activities was $7,726,139 during the year ended December 31, 2024, which consisted primarily of a net loss adjusted for non-cash items of $7,302,896, a decrease in prepaid expenses of $178,496, an increase in due to related parties of $232,891 and a decrease in accounts payable and accrued liabilities of $834,630.

Net cash used in operating activities was $14,094,411 during the year ended December 31, 2023, which consisted primarily of a net loss adjusted for non-cash items of $13,919,661, an increase in prepaid expenses and other current assets of $6,857, a decrease in accounts payable and accrued liabilities of $103,848, and a decrease in right-of-use operating lease asset and obligation of $64,045.

Investing Activities

Net cash provided by investing activities was $0 during the year ended December 31, 2024.

Net cash used in investing activities was $11,667 during the year ended December 31, 2023, which consisted of the purchase of property and equipment, offset by proceeds from sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $7,673,834 during the year ended December 31, 2024, which consisted of $1,804,819 in proceeds from the subscription receivable related to issuance of Inducement Warrants and the exercise of warrants and preferred investment options, $2,676,980 in proceeds from the exercise of Inducement Warrants, $2,290,186 in proceeds from commons stock sold under the Distribution Agreement, net of offering costs, $1,083,706 in proceeds from common stock sold under the Purchase Agreement, net of offering costs, offset by the payment of offering costs previously accrued of $181,857.

Net cash used in financing activities was $1,343,141 during the year ended December 31, 2023, which consisted of $1,052,057 for the redemption of Series A Preferred Stock and the payment of offering costs previously accrued of $291,084.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, the valuation of warrants and preferred investment options, the valuation of stock-based compensation and accruals associated with third party providers supporting research and development efforts. Actual results could differ from those estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. From inception through December 31, 2024, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended December 31, 2024 and December 31, 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

The Company has not entered into any financial derivative instruments that expose it to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. The Company may, however, hedge such exposure to foreign currency exchange fluctuations in the future.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to the Annual Report on Form 10-K beginning on page F-1.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weaknesses described below.

A material weakness in internal control over financial reporting is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses:

●	We were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources;

●	We failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components;

●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

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

Changes in Internal Control over Financial Reporting

As of December 31, 2024, the Company is in process of remediating its material weaknesses and designing an effective internal control environment, however it has not yet remediated its material weaknesses.

Remediation efforts to address material weaknesses in internal controls

●	We engaged information technology experts who designed and implemented a secure, cloud based, server and IT environment with controlled access, monitoring, help desk and a user training protocol;

●	We installed and implemented third party software that provides improved control, approvals and segregation of duties over the purchase to pay operation cycle;

●	We engaged third party subject matter experts who are providing independent supervision of accounting staff, transaction processing, reconciliations and financial statement preparation, resulting in improved segregation of duties;

●	We engaged third party subject matter experts who are assisting in the financial reporting function, with such activities, including, without limitation, preparation, review and reconciliation of financial reports, research of technical accounting issues/transactions, performing various checklists to ensure compliance with GAAP and SEC requirements, with all such activities resulting in improved segregation of duties.

●	Previously, we engaged third party subject matter experts to assist in the design and documentation of an internal control environment meeting those requirements and criteria established in the COSO 2013 Internal Control Integrated Framework, but as of December 31, 2024 we did not have any third party subject matter experts engaged.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing in our definitive Proxy Statement on Schedule 14A for our 2025 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2024.

Item 11. Executive Compensation

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing in our Proxy Statement, which will be filed no later than 120 days after December 31, 2024.

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

Item 16. Form 10–K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)
3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 21, 2025)
3.5	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.6	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
3.7	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.8	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.9	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023)
4.2	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.4	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.6	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.7	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)
4.8	Form of RD Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.9	Form of PIPE Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.1	Form of RD Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.11	Form of PIPE Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.12	Form of Wainwright Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.13	Form of Inducement Warrant (in connection with December 2023 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2023)
4.14	Form of Pre-Funded Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.15	Form of Series A Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.16	Form of Series B Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.17	Form of Placement Agent Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)

10.1#	Employment Agreement between Kevin Coveney and the Company, effective March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2023)
10.2	Form of Securities Purchase Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.3	Certificate of the Designations, Preferences and Rights of Akos Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.4	Form of Registration Rights Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.5	Form of Warrant (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.6	Form of Warrant Amendment (in connection with the July 2022 Offerings) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.7#	First Amendment to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
10.8	Form of Warrant Amendment (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.9	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.10	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.11	Form of Registration Rights Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.12#	Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.13#	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.14#	Form of RSA Award Agreement*
10.15	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.16	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.17	Letter Agreement, dated January 11, 2021, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)

10.18	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.19	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.20	Exclusive License Agreement, between the Company and Diverse Biotech, Inc., dated March 5, 2021 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.21	Form of Voting and Support Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex B-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.22	Form of Voting Agreement, dated as of May 24, 2021, by and among MagicMed Industries Inc. and certain shareholders of Enveric Biosciences, Inc. named therein (incorporated by reference to Annex B-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.23	Form of Lock-Up Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.24	Form of Lock-Up/Leak-Out Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 3, 2021)
10.25#	Employment Agreement between Joseph Tucker and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.26#	Employment Agreement between Peter Facchini and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.27#	MagicMed Stock Option Plan, as amended September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
10.28***	Form of Termination of Prior Agreements and Mutual Release (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2023)
10.29	Equity Distribution Agreement, dated September 1, 20123, by and among the Company and Canaccord Genuity, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2023)
10.30	Purchase Agreement, dated November 3, 2023, by and among the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on November 6, 2023)
10.31	Registration Rights Agreement, dated November 3, 2023, by and among the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Commission on November 6, 2023)
10.32	Form of Inducement Warrant, dated December 28, 2023, by and among the investors thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2023)

10.33	Form of Common Stock Purchase Agreement, dated March 8, 2024, between Enveric Biosciences, Inc. and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2024)
10.34	Form of Common Stock Purchase Agreement, dated May 3, 2024, between Enveric Biosciences, Inc. and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on May 3, 2024)
10.35	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
10.36***	Exclusive License Agreement, dated July 10, 2024, between Akos Biosciences, Inc. and Aries Science and Technology, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2024)
10.37***	Exclusive License Agreement, dated November 7, 2024, between Enveric Biosciences, Inc. and MycoMedica Life Sciences, PBC*
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2024)
19	Policy on Insider Trading (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2024)
21	Subsidiaries*
23.1	Consent of independent registered public accountant – Marcum LLP*
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

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

ENVERIC BIOSCIENCES, INC.

March 28, 2025	By:	/s/ Joseph Tucker
Joseph Tucker, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2025	By:	/s/ Joseph Tucker
Joseph Tucker, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

March 28, 2025	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 28, 2025	By:	/s/ Michael Webb
Michael Webb
Director

March 28, 2025	By:	/s/ George Kegler
George Kegler
Director

March 28, 2025	By:	/s/ Marcus Schabacker
Marcus Schabacker, Ph.D., M.D.
Director

March 28, 2025	By:	/s/ Frank Pasqualone
Frank Pasqualone
Director

March 28, 2025	By:	/s/ Sheila DeWitt
Sheila DeWitt, Ph.D.
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Enveric Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enveric Biosciences, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and shareholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2021.

Morristown, New Jersey March 28, 2025

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash	$2,241,026	$2,287,977
Prepaid expenses and other current assets	493,558	1,293,554
Total current assets	2,734,584	3,581,531

Other assets:
Property and equipment, net	305,777	507,377
Intangible assets, net	42,182	210,932
Total other assets	347,959	718,309
Total assets	$3,082,543	$4,299,840

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521,747	$1,218,783
Due to related parties	232,891	—
Accrued liabilities	732,010	1,075,643
Investment option liability	1,988	23,608
Warrant liability	1,100	25,470
Total current liabilities	1,489,736	2,343,504

Commitments and contingencies (Note 12)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Redeemable non-controlling interest	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 678,002 and 182,625 shares issued and outstanding as of December 31, 2024 and 2023, respectively	6,780	1,827
Additional paid-in capital	108,255,049	100,841,416
Stock subscription receivable	—	(1,817,640)
Accumulated deficit	(106,074,505)	(96,499,518)
Accumulated other comprehensive loss	(594,517)	(569,749)
Total shareholders’ equity	1,592,807	1,956,336
Total liabilities, mezzanine equity, and shareholders’ equity	$3,082,543	$4,299,840

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2024	2023
Operating expenses
General and administrative	$6,453,505	$8,852,021
Research and development	2,841,272	7,252,437
Depreciation and amortization	337,489	343,982
Total operating expenses	9,632,266	16,448,440

Loss from operations	(9,632,266)	(16,448,440)

Other income (expense)
Inducement expense, net	—	(1,848,235)
Change in fair value of warrant liabilities	24,370	94,396
Change in fair value of investment option liability	21,620	208,752
Change in fair value of derivative liability	—	727,000
Other income	20,000	—
Interest income, net	219	3,708
Total other income (expense)	66,209	(814,379)

Net loss before income taxes	(9,566,057)	(17,262,819)

Income tax expense	(8,930)	(28,913)

Net loss	(9,574,987)	(17,291,732)
Less preferred dividends attributable to non-controlling interest	—	19,041
Less deemed dividends attributable to accretion of embedded derivative at redemption value	—	147,988
Net loss attributable to shareholders	(9,574,987)	(17,458,761)

Other comprehensive loss
Foreign currency translation	(24,768)	(33,015)

Comprehensive loss	$(9,599,755)	$(17,491,776)

Net loss per share - basic and diluted	$(19.04)	$(121.29)

Weighted average shares outstanding, basic and diluted	502,900	143,938

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31, 2024
	Common Stock		Additional Paid-In	Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance at January 1, 2024	182,625	$1,827	$100,841,416	$(1,817,640)	$(96,499,518)	$(569,749)	$1,956,336
Common stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	111,200	1,112	1,807,677	—	—	—	1,808,789
Issuance of direct offering shares (see Note 8)	45,780	458	770,835	—	—	—	771,293
Exercise of Inducement Warrants for common stock	130,267	1,303	2,675,677	—	—	—	2,676,980
Stock-based compensation	—	—	1,562,392	—	—	—	1,562,392
Issuance of common shares for vested RSU	1,830	18	(18)	—	—	—	—
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of common stock in abeyance	46,934	469	(469)	1,537,140	—	—	1,537,140
Common stock sold under the Purchase Agreement, net of offering costs of $471,756	159,366	1,593	610,360	—	—	—	611,953
Foreign exchange translation loss	—	—	—	—	—	(24,768)	(24,768)
Net loss	—	—	—	—	(9,574,987)	—	(9,574,987)
Balance at December 31, 2024	678,002	$6,780	$108,255,049	$—	$(106,074,505)	$(594,517)	$1,592,807

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31, 2023
	Redeemable Non-controlling Interest		Total Mezzanine	Common Stock		Additional Paid-In	Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Equity	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance at January 1, 2023	1,000	$885,028	$885,028	138,554	$1,386	$94,415,058	$—	$(79,207,786)	$(536,734)	$14,671,924
Preferred dividends attributable to redeemable non-controlling interest	—	19,041	19,041	—	—	(19,041)	—	—	—	(19,041)
Accretion of embedded derivative to redemption value	—	147,988	147,988	—	—	(147,988)	—	—	—	(147,988)
Redemption of Series A preferred stock	(1,000)	(1,052,057)	(1,052,057)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	2,150,160	—	—	—	2,150,160
Issuance of common shares for vested RSU	—	—	—	6,910	69	(69)	—	—	—	—
Issuance of common shares for deferred offering costs	—	—	—	9,294	93	255,014	—	—	—	255,107
Issuance of Inducement Warrants, net of offering costs of $239,302	—	—	—	—	—	1,967,424	(280,500)	—	—	1,686,924
Induced conversion of warrants and preferred investment options	—	—	—	—	—	683,997	—	—	—	683,997
Exercise of warrants and preferred investment options	—	—	—	27,867	279	1,536,861	(1,537,140)	—	—	—
Foreign exchange translation loss	—	—	—	—	—	—	—	—	(33,015)	(33,015)
Net loss	—	—	—	—	—	—	—	(17,291,732)	—	(17,291,732)
Balance at December 31, 2023	—	$—	$—	182,625	$1,827	$100,841,416	$(1,817,640)	$(96,499,518)	$(569,749)	$1,956,336

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(9,574,987)	$(17,291,732)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(24,370)	(94,396)
Change in fair value of investment option liability	(21,620)	(208,752)
Change in fair value of derivative liability	—	(727,000)
Stock-based compensation	1,562,392	2,150,160
Inducement expense	—	1,848,235
Deferred offering costs expensed	418,200	—
Amortization of right of use asset	—	64,048
Amortization of intangibles	168,750	168,754
Depreciation expense	168,739	175,228
Gain on disposal of property and equipment	—	(4,206)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	178,496	(6,857)
Accounts payable and accrued liabilities	(834,630)	(103,848)
Due to related parties	232,891	—
Right-of-use operating lease asset and obligation	—	(64,045)
Net cash used in operating activities	(7,726,139)	(14,094,411)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(5,180)
Proceeds from disposal of property and equipment	—	16,847
Net cash provided by investing activities	—	11,667

Cash Flows From Financing Activities:
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	1,804,819	—
Proceeds from exercise of Inducement Warrants	2,676,980	—
Proceeds from common stock sold under the Equity Distribution Agreement, net of offering costs	2,290,186	—
Proceeds from common stock sold under the Purchase Agreement, net of offering costs	1,083,706	—
Payment for offering costs previously accrued	(181,857)	—
Payment for equity distribution offering costs	—	(291,084)
Redemption of Series A Preferred Stock	—	(1,052,057)
Net cash provided by (used in) financing activities	7,673,834	(1,343,141)

Effect of foreign exchange rate on changes on cash	5,354	(10,022)

Net decrease in cash	(46,951)	(15,435,907)
Cash at beginning of year	2,287,977	17,723,884
Cash at end of year	$2,241,026	$2,287,977

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$5,000	$9,507

Non-cash financing and investing activities:
Stock subscription receivable	$—	$1,817,640
Offering costs accrued not paid	$—	$182,724
Warrants issued for offering costs	$—	$77,991
Issuance of common shares for offering costs	$771,293	$255,107
Deferred offering costs charged to offering costs	$612,000	$—
Induced conversion of warrants and preferred investment options	$—	$683,997
Preferred dividends attributable to redeemable non-controlling interest	$—	$19,041
Accretion of embedded derivative to redemption value	$—	$147,988

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric” or the “Company”) is a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, addiction, and other psychiatric disorders. The head office of the Company is located in Naples, Florida. The Company has the following wholly-owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Ltd., 1236567 B.C. Unlimited Liability Company, MagicMed Industries, Inc. (“MagicMed”), Enveric Biosciences Canada Inc., Akos Biosciences, Inc. (“Akos”), and Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”).

Enveric’s lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. Previously, Enveric was developing the EVM201 Series, and its lead drug candidate EB-002 (formerly EB-373), for the treatment of neuropsychiatric disorders. The EVM201 series comprised next generation synthetic prodrugs of the active metabolite, psilocin. Recently, Enveric out-licensed the EVM201 Series program to MycoMedica Life Sciences, who will seek to develop, manufacture, and commercialize EB-002, in exchange for certain development and milestone payments to Enveric. Our primary focus is to develop our lead asset EB-003 in the EVM301 Series.

Reverse Stock Split

The Company effected a 1-for-15 reverse stock split (“Reverse Stock Split”) on January 27, 2025, which began trading on a split-adjusted basis on January 29, 2025, pursuant to which every 15 shares of the Company’s issued and outstanding common stock were reclassified as one share of common stock. The Reverse Stock Split had no impact on the par value of the Company’s common stock or the authorized number of shares of common stock. Unless otherwise indicated, all share and per share information in these consolidated financial statements are retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional share resulting from the Reverse Stock Split were rounded up to the next whole number of shares, upon which 87,131 roundup shares were issued in January 2025.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $106,074,505 as of December 31, 2024 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $7,726,139 for the year ended December 31, 2024. For the year ended December 31, 2024, the Company had a loss from operations of $9,632,266. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2024, the Company had cash of $2,241,026 and working capital of $1,244,848. In January 2025, the Company raised net proceeds of approximately $4.2 million from a public stock offering. See Note 14. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities.

As a result of these factors, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date of the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nasdaq Notice

On May 16, 2024, the Company received a letter from Nasdaq notifying the Company that for the prior 30 consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The deficiency letter did not result in the immediate delisting of the Company’s common stock from Nasdaq. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, until November 12, 2024, to regain compliance with the Bid Price Rule. On November 20, 2024, Nasdaq issued a delisting notice, indicating that the Company did not satisfy the Bid Price Rule by the compliance date and that unless the Company requested an appeal of this determination before Nasdaq’s listing qualifications panel, the Company’s common stock would be scheduled for delisting from Nasdaq and trading suspended. The Company appealed the determination before Nasdaq’s listing qualifications panel and on December 30, 2024, the Company received an extension until May 19, 2025, to regain compliance with Bid Price Rule. The Company has applied for a second 180-day compliance period. The Company conducted the Reverse Stock Split on January 27, 2025, which became effective January 29, 2025, in order to regain compliance with the Minimum Bid Price Requirement. The Company has notified NASDAQ on February 11, 2025 that the Company has completed steps to cure the deficiency and regain compliance. On March 4, 2025, the Company received notice from the Nasdaq Office of General Counsel that the Company regained compliance with the Bid Price Rule.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, the valuation of warrants and preferred investment options, the valuation of stock-based compensation and accruals associated with third party providers supporting research and development efforts. Actual results could differ from those estimates.

Foreign Currency Translation

From inception through December 31, 2024, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the years ended December 31, 2024 and 2023, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2024, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 at Australian financial institutions, and less than C$100,000 at Canadian financial institutions. As of December 31, 2023, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 at Australian financial institutions, and greater than C$100,000 at Canadian financial institutions.

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net loss. Other comprehensive loss consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

Intangible Assets

Intangible assets consist of a license agreement. The cost of license agreements is amortized over the economic life of the license. The Company assesses the carrying value of its intangible assets for impairment each year.

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

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SAB 5A - Expenses of Offering. Offering costs, which consist mainly of legal, accounting and consulting fees directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. For the year ended December 31, 2024, the Company incurred $494,292 in deferred offering costs in connection with the Equity Distribution Agreement (the “Distribution Agreement”), with Canaccord Genuity LLC (“Canaccord”) and the Purchase Agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). These deferred offering costs were proportionately offset against the total proceeds from the issuance of common stock available under the agreements and the Company expensed any remaining balance of deferred offering costs when the agreements were terminated. As of December 31, 2024, the Company expensed the remaining balance of deferred offering costs related to Lincoln Park as the Company no longer intends to use this purchase agreement, reflected in general and administration expenses in the accompanying consolidated statement of operations. As of December 31, 2024, the balance of deferred offering costs is $0.

For the year ended December 31, 2023, the Company incurred $567,603 in deferred offering costs in connection with the Distribution Agreement, with Canaccord and the Purchase Agreement with Lincoln Park. These deferred offering costs will be proportionately offset against the total proceeds from the issuance of common stock available under the agreements and the Company will expense any remaining balance of deferred offering costs if the agreements are terminated. For the year ended December 31, 2023, there were no issuances of common stock under the agreements resulting in the deferral of offering costs.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be recorded.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest for the years ended December 31, 2024 and 2023. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its United States, Canadian and Australian federal tax returns, and its state and provincial tax returns in Florida, Massachusetts, New Jersey, Pennsylvania, and Ontario, CA as its “major” tax jurisdictions. The Company is in the process of filing its United States federal and state, Australian federal, and Canadian corporate tax returns for the year ended December 31, 2024. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The value of RSA’s is equal to the product of the number of restricted shares awarded, multiplied by the closing price per share of the Company’s Common Stock on the date of the award. The terms and conditions of each RSA is defined in the RSA agreement and includes vesting terms that consist of any or all of the following: immediate vesting, vesting over a defined period of time, or vesting based on achievement of a defined volume weighted average price levels at specified times. Upon vesting, the recipient may receive restricted stock which includes a legend prohibiting sale of the shares during a restriction period that is defined in the RSA agreement. Termination of employment by or engagement with the Company is not required for the recipient to receive restricted shares of Common Stock. The value assigned to each RSA is charged to expense based on the vesting terms, as follows: value of RSA’s that vest immediately are charged to expense on the date awarded, value of RSA’s that vest based upon time, or achievement of stock price levels over a period of time are charged to expense on a straight-line basis over the time frame specified in the RSA.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the years ended December 31, 2024 and 2023 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share. In accordance with ASC 260, 14,586 RSAs that were fully vested on December 31, 2024 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of December 31, 2024. The shares were issued during January 2025.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the years ended December 31, 2024 and 2023 because the effect of their inclusion would have been anti-dilutive.

	For the years ended December 31,
	2024	2023
Warrants to purchase shares of common stock	56,308	186,614
Restricted stock units - vested and unissued	1,369	1,390
Restricted stock units - unvested	48,017	9,366
Common stock in abeyance	—	46,934
Investment options to purchase shares of common stock	4,667	4,667
Options to purchase shares of common stock	1,538	2,022
Total potentially dilutive securities	111,899	250,993

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts in the balance sheets, excluding the warrants and preferred investment option liabilities, primarily due to their short-term nature.

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

Level 3 - Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of December 31, 2024 and 2023 because of their short-term nature.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

Operating lease assets are included within right-of-use operating lease asset and operating lease liabilities are included in current portion of right-of-use operating lease obligation and non-current portion of right-of-use operating lease obligation on the consolidated balance sheets as of December 31, 2024 and 2023. The Company has elected not to present short-term leases as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized on a straight-line basis over the term of the lease. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of the Company’s leases do not provide an implicit rate of return, the Company used an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

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

The Company recognizes a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments arising over the lease term. The present value of the lease payments is calculated using either the implicit interest rate in the lease or an incremental borrowing rate. The Company did not have any operating leases as of December 31, 2024 and 2023.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term. All other leases are recorded as operating leases. Finance lease payments are bifurcated into (i) a portion that is recorded as interest expense and (ii) a portion that reduces the finance liability associated with the lease. The Company did not have any finance leases as of December 31, 2024 and 2023.

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

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying consolidated statements of operations for the presentation of consolidated loss from operations for the years ended December 31, 2024 and 2023. The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company has adopted ASU 2023-07, and this guidance did not have a material impact on the Company’s consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company has adopted ASU 2023-09 effective January 1, 2025. The Company is in the process of evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements which will be reflected in the December 31, 2025 financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of ASU 2024-03.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2024 and 2023, the prepaid expenses and other current assets of the Company consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid value-added taxes	$233,054	$243,429
Prepaid other	152,894	62,036
Prepaid insurance	107,610	149,559
Prepaid research and development	—	46,320
Deferred offering costs (see Note 8)	—	567,603
Franchise tax receivable	—	79,258
R&D tax incentive receivable	—	145,349
Total prepaid expenses and other current assets	$493,558	$1,293,554

NOTE 4. INTANGIBLE ASSETS

As of December 31, 2024 and 2023, the Company’s intangible assets, which are located in the United States, consisted of:

Definite lived intangible assets
Balance at January 1, 2023	$379,686
Amortization	(168,754)
Balance at December 31, 2023	$210,932
Amortization	(168,750)
Balance at December 31, 2024	$42,182

For identified definite lived intangible assets, there was no impairment expense during the years ended December 31, 2024 and 2023. For identified definite lived intangible assets, amortization expense amounted to $168,750 and $168,754 during the years ended December 31, 2024 and 2023, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company amortizes definite lived intangible assets on a straight-line basis over their estimated useful lives. Amortization expense of identified intangible assets based on the carrying amount as of December 31, 2024 is as follows:

Year ending December 31,
2025	$42,182
$42,182

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	December 31, 2024	December 31, 2023
Lab equipment	$769,105	$836,709
Computer equipment and leasehold improvements	26,073	28,379
Less: Accumulated depreciation	(489,401)	(357,711)
Property and equipment, net of accumulated depreciation	$305,777	$507,377

Depreciation expense was $168,739 and $175,228 for the years ended December 31, 2024 and 2023, respectively.

NOTE 6. ACCRUED LIABILITIES

As of December 31, 2024 and December 31, 2023, the accrued liabilities of the Company consisted of the following:

	December 31, 2024	December 31, 2023
Product development	$332,421	$139,981
Accrued salaries, wages, and bonuses	1,327	8,889
Professional fees	103,968	584,810
Accrued restructuring costs	—	301,645
Accrued franchise taxes	261,100	22,318
Patent costs	18,000	18,000
Other	15,194	—
Total accrued expenses	$732,010	$1,075,643

NOTE 7. RELATED PARTY TRANSACTIONS

As of December 31, 2024, there was $232,891 due to related parties. This balance is related to payments due to board members of the Company. Board member Sheila DeWitt has provided research and development services as an advisory consultant to the Company since May 2022. These services are provided as needed on an hourly basis. During the year ended December 31, 2024, the Company incurred $189,125 in service fees related to these services. Of these fees, $176,125 has been paid and $13,000 is included in due to related parties on the consolidated balance sheet as of December 31, 2024. There was no balance outstanding at December 31, 2023.

NOTE 8. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2024 and December 31, 2023, 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock were authorized under the Company’s articles of incorporation.

Equity Distribution Agreement

On September 1, 2023, the Company entered into the Equity Distribution Agreement (the “Distribution Agreement”), with Canaccord, Genuity LLC (“Canaccord”) pursuant to which the Company may offer and sell from time to time, through Canaccord as sales agent and/or principal, shares of common stock of the Company having an aggregate offering price of up to $10.0 million. Due to the offering limitations applicable to the Company and in accordance with the terms of the Distribution Agreement, the Company may offer Common Stock having an aggregate gross sales price of up to $2,392,514 pursuant to the prospectus supplement dated September 1, 2023 (the “Prospectus Supplement”). Subject to the terms and conditions of the Distribution Agreement, Canaccord may sell the Common Stock by any method permitted by law deemed to be an “at-the-market offering”. The Company will pay Canaccord a commission equal to 3.0% of the gross sales price of the Common Stock sold through Canaccord under the Distribution Agreement and has also agreed to reimburse Canaccord for certain expenses. The Company may also sell Common Stock to Canaccord as principal for Canaccord’s own account at a price agreed upon at the time of sale. Any sale of Common Stock to Canaccord as principal would be pursuant to the terms of a separate terms agreement between the Company and Canaccord.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the warrants that were modified in July 2022 (the “February 2022 Post-Modification Warrants”) and registered direct (“RD”) and the private investment in public equity (“PIPE”) preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 74,800 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $20.55 per share (from an original exercise price of $116.70 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 149,600 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $1.88 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 27,867 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 46,934 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the year ended December 31, 2024, the Company issued all 46,934 shares of common stock of the 46,934 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

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

On March 8, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of 15,246 shares of the Company’s common stock to the Holders of the Inducement Warrants. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation solely with respect to the entry into and/or issuance of shares of common stock in an at the market offering contained in the Inducement Letters. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $322,453 and was charged to additional paid in capital, as it is direct and incremental to the Distribution Agreement, on the consolidated balance sheet as an offering cost related to the Distribution Agreement.

During the year ended December 31, 2024, the Company issued 111,200 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713 to additional paid in capital on the consolidated balance sheet. As of December 31, 2024 and December 31, 2023, there were deferred offering costs related to the Distribution Agreement of $0 and $171,944, respectively. As of December 31, 2024, there is $0 available under the Distribution Agreement.

Lincoln Park Equity Line

On November 3, 2023, the Company entered into a Purchase Agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park has committed to purchase up to $10.0 million of the Company’s common stock, subject to certain limitations and satisfaction of the conditions set forth in the Purchase Agreement.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock (the “Purchase Shares”). However, such sales of Common Stock by the Company, if any, will be subject to important limitations set forth in the Purchase Agreement, including limitations on number of shares that may be sold. Sales may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement on Form S-1 covering the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement, which the Company has filed with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC. As required under the Purchase Agreement, the Company registered a resale of 76,032 shares of the Company’s common stock, plus the 9,294 commitment shares, by Lincoln Park on a registration statement on Form S-1 dated November 8, 2023, which was declared effective by the SEC on December 5, 2023. As of July 30, 2024, there were no remaining shares available to be issued in connection with this registration statement. On September 4, 2024, the Company filed an amended Form S-1, which was declared effective by the SEC on September 11, 2024. The amended Form S-1 registered an additional 326,667 shares of common stock that are available to be issued to Lincoln Park in connection with this agreement.

Because the purchase price per share to be paid by Lincoln Park for the shares of Common Stock that the Company may elect to sell to Lincoln Park under the Purchase Agreement, if any, will fluctuate based on the market prices of the Company’s Common Stock at the time the Company elects to sell shares to Lincoln Park pursuant to the Purchase Agreement, if any, it is not possible for the Company to predict the number of shares of Common Stock that the Company will sell to Lincoln Park under the Purchase Agreement, the purchase price per share that Lincoln Park will pay for shares purchased from the Company under the Purchase Agreement, or the aggregate gross proceeds that the Company will receive from those purchases by Lincoln Park under the Purchase Agreement.

On May 3, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of an aggregate of 30,534 shares of the Company’s common stock, to certain institutional investors. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation with respect to any existing or future agreement by the Company to effect any issuance of shares and issue such shares thereunder, as contained in those certain Inducement Offer Letters, dated December 28, 2023, between the Company and those certain institutional investors. The Company will not receive any net proceeds in connection with the offering. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $448,840 and was recorded as deferred offering costs, as direct and incremental to the Purchase Agreement, within prepaid expenses and other current assets on the consolidated balance sheet related to the Purchase Agreement.

The common stock purchase agreements contain customary representations and warranties and certain indemnification obligations of the Company. The common stock purchase agreements also restrict the Company from issuing, entering into any agreement to issue, or announcing the issuance of the Company’s common stock from the date of the common stock purchase agreements until the earlier of 30 days after entering into the agreements or at such time as one million (1,000,000) shares of the Company’s common stock have traded in the open market. The closing of the issuance of the Shares pursuant to the common stock purchase agreements closed on May 3, 2024.

During the year ended December 31, 2024, the Company had issued 159,366 shares of common stock, through the Purchase Agreement for gross cash proceeds of $1,083,709. During the year ended December 31, 2024, the Company charged offering costs of $471,756 to additional paid in capital on the consolidated balance sheet. As of December 31, 2024 and 2023, the Company has capitalized deferred offering costs of $0 and $395,660, respectively. As of December 31, 2024, there were 243,334 shares available to be issued in connection with the Purchase Agreement. The Company engaged in a best efforts public offering in the first quarter of 2025 (described below), which restricts the use of the Lincoln Park Equity Line for a period of one year from February 3, 2025.

Common Stock Activity

During the year ended December 31, 2024 a total of 1,830 shares of common stock were issued pursuant to the vesting of restricted stock units. During the year ended December 31, 2023 a total of 6,910 shares of common stock were issued pursuant to the vesting of restricted stock units.

Stock Options

Amendment to 2020 Long-Term Incentive Plan

On May 3, 2022, the board of directors (“Board”) adopted the First Amendment (the “Plan Amendment”) to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (the “Incentive Plan”) to (i) increase the aggregate number of shares available for the grant of awards by 9,739 shares to a total of 13,334 shares, and (ii) add an “evergreen” provision whereby the number of shares authorized for issuance pursuant to awards under the Incentive Plan will be automatically increased on the first trading date immediately following the date the Company issues any share of common stock (defined below) to any person or entity, to the extent necessary so that the number of shares of the Company’s common stock authorized for issuance under the Incentive Plan will equal the greater of (x) 13,334 shares, and (y) 15% of the total number of shares of the Company’s common stock outstanding as of such issuance date (the “Evergreen Provision”). The Plan Amendment was approved by the Company’s shareholders at a special meeting of the Company’s shareholders held on July 14, 2022.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 2, 2023, the stockholders approved the amendments to the 2020 Long-Term Incentive Plan, which was approved by the Board on August 8, 2023 (the “Amended Incentive Plan”). The Amended Incentive Plan (i) increased the number of authorized shares reserved for issuance under the Amended Incentive Plan to a maximum of 23,334, subject to equitable adjustment, and (ii) removed the Evergreen Provision implemented in the Plan Amendment. During the first quarter of 2024, the Board approved an equitable adjustment to increase the number of shares available under the Plan by 8,986 shares. Effective October 9, 2024, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 64,402 shares, which increased the total number of authorized shares under the Incentive Plan to 96,721 shares. As of December 31, 2024, the total number of shares available for grant under the Incentive Plan was 25,659.

A summary of the stock option activity under the Company’s incentive plan for the years ended December 31, 2024 and 2023 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	3,222	$555.75	$672.30	4.1	$—
Granted	—	—	—		—
Forfeited	(1,200)	46.05	38.70		—
Outstanding at December 31, 2023	2,022	857.55	1,158.30	3.4	—
Granted	—	—	—		—
Forfeited	(484)	590.25	810.30		—
Outstanding at December 31, 2024	1,538	$941.55	$1,267.65	2.3	$—

Exercisable at December 31, 2024	1,487	$972.42	$1,310.20	2.0	$—

The Company’s stock based compensation expense, recorded within general and administrative expense in the consolidated statement of operations and comprehensive loss, related to stock options for the years ended December 31, 2024 and 2023 was $(5,441) and $156,075, respectively.

As of December 31, 2024, the Company had $1,932 in unamortized stock option expense, which will be recognized over a weighted average period of 1.15 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the year ended December 31, 2024:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2023	4,271	$1,388.55
Granted	12,167	40.95
Forfeited	(2,896)	385.80
Vested	(4,176)	297.00
Non-vested at December 31, 2023	9,366	434.55
Granted	42,543	8.84
Forfeited	(1,850)	43.05
Vested	(2,042)	333.30
Non-vested at December 31, 2024	48,017	$24.08

For the years ended December 31, 2024 and 2023, the Company recorded $1,475,947 and $1,994,085, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2024, the Company had unamortized stock-based compensation costs related to restricted stock units of $892,536 which will be recognized over a weighted average period of 1.91 years. As of December 31, 2024, 1,369 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of December 31, 2024.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Year ended December 31,
	2024	2023
Stock-based compensation expense for RSUs:
General and administrative	$646,636	$1,085,791
Research and development	829,311	908,294
Total	$1,475,947	$1,994,085

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the years ended December 31, 2024:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2024	—	—
Granted	14,586	$6.30
Vested	(14,586)	$6.30
Non-vested at December 31, 2024	—	$—

For the years ended December 31, 2024 and 2023, the Company recorded $91,886 and $0, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of December 31, 2024, there were no unamortized stock-based compensation costs related to restricted share awards. The balance of Common Shares related to the vested restricted stock awards as of December 31, 2024 will be issued during the 2025 calendar year. There are 14,586 vested and unissued shares of restricted stock awards as of December 31, 2024. These shares were issued during the first quarter of 2025.

Warrants and Preferred Investment Options

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2024 and 2023:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2023	43,698	$875.40	3.6	$5,514
Issued	154,088	20.55	—	—
Exercised	(8,134)	20.55	—	—
Forfeited	(3,038)	1,672.50		—
Outstanding at December 31, 2023	186,614	176.85	4.6	—
Issued	—	—	—	—
Expired	(39)	2,400.00	—	—
Exercised	(130,267)	20.55	—	—
Outstanding at December 31, 2024	56,308	$536.70	2.7	$—

Exercisable at December 31, 2024	56,308	$536.70	2.7	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about investment options outstanding at December 31, 2024 and 2023:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2023	71,334	$118.95	5.1	$—
Exercised	(66,667)	20.55	—	—
Outstanding at December 31, 2023	4,667	150.00	4.1	$—
Exercised	—	—	—	—
Outstanding at December 31, 2024	4,667	$150.00	2.6	$—

Exercisable at December 31, 2024	4,667	$150.00	2.6	$—

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the February 2022 Post-Modification Warrant and RD and PIPE preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 74,800 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $20.55 per share (from an original exercise price of $116.70 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 149,600 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $1.88 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 27,867 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to the obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 46,934 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. The Company engaged Roth Capital Partners, LLC (“Roth”) to act as its financial advisor in connection with the transactions summarized above and has paid Roth approximately $144,000 for its services, in addition to reimbursement for certain expenses. Roth was also issued warrants to purchase up to 4,488 shares of common stock. The Roth Warrants have the same terms as the Inducement Warrants. The grant date fair value of these Roth Warrants was estimated to be $77,991 on December 28, 2023 and were charged to additional paid in capital as issuance costs. The Company also incurred legal fees of $17,254 related to the transactions above that were charged to additional paid in capital as issuance costs.

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

In connection with this transaction, the Company determined the fair value of the Existing Warrants and Investment Options immediately prior to the Inducement Letters and the fair value of the amended warrants and investment options immediately after the Inducement Letters. The pre-modification measurement of fair value of the Existing Warrants and Investment Options were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of modification (i.e. for the Existing Warrants share price of $23.40, exercise price of $116.70, term of 3.6 years, volatility of 94%, risk-free rate of 3.96%, and expected dividend rate of 0%, resulting in a fair value per share of $8.10 and for the Investment Options share price of $23.40, exercise price of $116.70, term of 4.1 years, volatility of 95%, risk-free rate of 3.90%, and expected dividend rate of 0%, resulting in a fair value per share of $9.30). The total fair value of the 8,134 Existing Warrants and 66,667 Investment Options was $65,349 and $618,648, respectively. The post-modification fair value was determined using the intrinsic value of $2.85 due to the inducement and totaled $23,180 and $190,000 for the Existing Warrants and Investment Options, respectively. The change in fair value from the date of the modification prior to modification and the fair value on the date of the modification after the modification, but prior to exercise was $470,817, which was reflected as an inducement gain, within other expenses on the Company’s consolidated statement of operations and comprehensive loss.

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

The Company established the initial fair value of its equity classified Inducement Warrants at the date of issuance on December 28, 2023. The Company used a Black Scholes valuation model in order to determine their value. The key inputs into the Black Scholes valuation model for the valuation of the warrants are below:

Roth and Inducement Warrants
December 28, 2023
Term (years)	5.0
Stock price	$23.40
Exercise price	$20.55
Dividend yield	—%
Expected volatility	92.0%
Risk free interest rate	3.80%

Number of warrants	154,088
Value (per share)	$17.40

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

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of June 30, 2022, there were 52,684.548 shares of Series C Preferred Stock issued and outstanding. As of December 31, 2022, both the Initial Redemption and the Subsequent Redemption had occurred. As a result, no shares of Series C Preferred Stock remain outstanding. As of December 31, 2024 and 2023, there are 100,000 shares of Series C Preferred Stock authorized for future issuances.

NOTE 9. REDEEMABLE NON-CONTROLLING INTEREST

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10. LICENSING AGREEMENTS

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

The Company has not earned any revenue related to this agreement as of December 31, 2024.

On November 7, 2024, the Company entered into an Out-Licensing Agreement (the “Agreement”) with MycoMedica Life Sciences, PBC, a Delaware public benefit corporation (“MycoMedica”), pursuant to which the Company will out-license EB-002 and its EVM201 series to MycoMedica for further development and sales of the product in treatment of neuropsychiatric disorders. MycoMedica will receive an exclusive, global license to the formulations, drugs, method of use, and medical devices developed by Enveric to utilize the compound. As part of the Agreement, the Company will receive a $20,000 upfront payment, and if certain conditions are met, will receive development and sales milestone payments of up to $62 million and tiered single-digit royalties based on future sales. MycoMedica has the option during the license term to buyout its milestone and royalty payment obligations at a predetermined amount depending upon the stage of product development and commercialization at the time of the buyout. Further, MycoMedica has the right to purchase the licensed patents at a nominal amount upon a change of control of the Company, although doing so does not relieve MycoMedica of any of its payment obligations. During the year ended December 31, 2024, the Company received $20,000 from MycoMedica as a licensing fee, which is recorded as other income in the consolidated statements of operations.

NOTE 11. FAIR VALUE

The following table provides the financial liabilities measured on a recurring basis and reported at fair value on the balance sheet as of December 31, 2024 and 2023, and indicates the fair value of the valuation inputs the Company utilized to determine such fair value of warrant liabilities and investment options:

	Level	December 31, 2024	December 31, 2023
Warrant liabilities - January 2021 Warrants	3	$—	$4
Warrant liabilities - February 2021 Warrants	3	—	4
Warrant liabilities - February 2022 Warrants	3	1,100	25,462
Fair value of warrant liability		$1,100	$25,470

	Level	December 31, 2024	December 31, 2023
Wainwright investment options	3	$1,988	$23,608
Fair value of investment option liability		$1,988	$23,608

The warrant liabilities and investment options are all classified as Level 3, for which there is no current market for these securities such as the determination of fair value requires significant judgment or estimation. Changes in fair value measurement categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded within other income (expense) on the consolidated statements of operations and comprehensive loss

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent measurement

The following table presents the changes in fair value of the warrant liabilities, derivative liability, and investment options that are classified as Level 3:

Total Warrant Liabilities
Fair value as of December 31, 2022	$185,215
Exercise of warrants	(65,349)
Change in fair value	(94,396)
Fair value as of December 31, 2023	$25,470
Change in fair value	(24,370)
Fair value as of December 31, 2024	$1,100

Total Derivative Liability
Fair value as of December 31, 2022	$727,000
Change in fair value arising from redemption of Akos Series A Preferred Stock - See Note 9	(727,000)
Redemption of Series A Preferred Stock	—
Fair value as of December 31, 2023	$—

There was no activity related to the derivative liability during the year ended December 31, 2024.

Total Investment Options
Fair value as of December 31, 2022	$851,008
Change in fair value	(208,752)
Exercise of investment options	(618,648)
Fair value of investment option liability as of December 31, 2023	$23,608
Change in fair value	(21,620)
Fair value of investment option liability as of December 31, 2024	$1,988

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of December 31, 2024 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants
Term (years)	1.0	1.1	2.1
Stock price	$5.38	$5.38	$5.38
Exercise price	$3,712.50	$3,675.00	$412.50
Dividend yield	—%	—%	—%
Expected volatility	90.0%	90.0%	106.0%
Risk free interest rate	4.20%	4.20%	4.30%

Number of warrants	2,429	2,286	22,534
Value (per share)	$—	$—	$0.003

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the warrant liabilities as of December 31, 2023 are below:

	January 2021 Warrants	February 2021 Warrants	February 2022 Warrants Unmodified
Term (years)	2.0	2.1	3.1
Stock price	$19.50	$19.50	$19.50
Exercise price	$3,712.50	$3,675.00	$412.50
Dividend yield	—%	—%	—%
Expected volatility	89.0%	88.0%	87.0%
Risk free interest rate	4.20%	4.20%	4.00%

Number of warrants	2,429	2,286	22,534
Value (per share)	$0.00	$0.00	$1.20

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of December 31, 2024 are below:

H.C. Wainwright & Co., LLC Options
Term (years)	2.6
Stock price	$5.38
Exercise price	$150.00
Dividend yield	—%
Expected volatility	108.0%
Risk free interest rate	4.30%

Number of investment options	4,667
Value (per share)	$0.03

The key inputs into the Black Scholes valuation model for the Level 3 valuations of the investment options as of December 31, 2023 are below:

H.C. Wainwright & Co., LLC Options
Term (years)	3.6
Stock price	$19.50
Exercise price	$150.00
Dividend yield	—%
Expected volatility	94.0%
Risk free interest rate	4.0%

Number of investment options	4,667
Value (per share)	$5.10

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical will manage the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial is designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract is approximately 3,400,000 AUD, which translates to approximately $2,114,000 USD as of December 31, 2024. The Company has terminated the agreement as of December 31, 2024. Total project costs were 3,300,000 AUD and the Company will not incur any future costs associated with the agreement. Accordingly, the Company has $0 recorded as prepaid assets within prepaid and other current assets, accrued $0 recorded as accrued liabilities and $0 as accounts payable on the accompanying consolidated balance sheet. For the years ended December 31, 2024 and 2023, the Company has expensed $495,465 and $1,751,444, respectively, in research and development expenses within the accompanying consolidated statement of operations. As of December 31, 2024, the project is completed.

According to Australian tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in Australia for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2024 and 2023, the Company had a research and development tax credit receivable of $0 and $145,349, respectively, for R&D expenses incurred in Australia, included in prepaid and other current assets within the accompanying consolidated statement of operations. The Company received the amount due in relation to the research and development tax credit of $290,447 during the year ended December 31, 2024.

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between one and 12 months. These agreements, in aggregate, commit the Company to approximately $0.3 million in future cash payments.

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

The following table summarizes the Reduction in Force/Restructuring activity and ending balance at December 31, 2024 and 2023 for the remaining severance payments included in accrued expenses in the consolidated balance sheet:

Accrued Restructuring Costs
January 1, 2023 Beginning balance	$—
Restructuring costs incurred	1,004,033
Restructuring costs paid	(572,628)
Restructuring costs reversed	(129,760)
December 31, 2023 ending balance	$301,645
Restructuring costs paid	(301,645)
December 31, 2024 ending balance	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. INCOME TAXES

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2024	2023
United States	$(7,465,630)	$(10,205,116)
Foreign	(2,100,427)	(7,057,703)
Total	$(9,566,057)	$(17,262,819)

For the years ended December 31, 2024 and 2023, the Company recorded income tax expense of $8,930 and $28,913, respectively. The income tax expense is as follows:

	December 31,
Current:	2024	2023
Federal	$—	$—
State	(8,930)	(28,913)
Foreign	—	$—
	$(8,930)	$(28,913)

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—

Total income tax expense	$(8,930)	$(28,913)

The Company’s deferred tax assets and deferred tax liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$12,010,882	$10,889,863
Stock-based compensation	938,457	1,185,399
Research and development capitalized expenses	563,389	611,245
Intangible amortization	111,471	80,518
Other	31,376	70,730
Less valuation allowances	(13,655,575)	(12,837,755)
Net deferred tax assets	$—	$—

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2024	2023
Federal	$30,086,333	$24,268,692
State	$14,467,439	$11,220,065
Foreign	$17,543,639	$17,672,420

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Cuts and Jobs Act of 2017 (the “Act”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. As of December 31, 2024, the Company had federal net operating loss carryforwards of $30,086,333 which can be carried forward indefinitely, state net operating losses carryforwards of $14,467,439, of which $6,407,050 can be carried forward indefinitely and remainder can be carried 20 years and Canadian net operating loss carryforwards of $17,543,639, of which $16,215,951 will begin to expire in 2040 and the remainder is carried forward indefinitely.

The Company’s effective tax rate varied from the statutory rate as follows:

	December 31,
	2024	2023
Federal income tax at the statutory rate	(21.0)%	(21.0)%
State income tax rate (net of federal)	(2.1)%	(1.2)%
Foreign tax rate differential	2.1%	(3.0)%
Non-deductible expenses	1.0%	1.4%
Deferred true-up	11.6%	13.2%
Change in valuation allowance	8.5%	10.8%
Effective income tax rate	0.1%	0.2%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $817,820 and $1,859,862 during the years ended December 31, 2024 and 2023, respectively.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Canadian perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations.

Section 382

The utilization of the Company’s net operating losses may be subject to a substantial limitation in the event of any significant future changes in its ownership structure under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. We have not conducted any studies to determine annual limitations, if any, that could result from such changes in ownership.

Section 174

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize US expenses over five years and foreign expense over fifteen years pursuant to IRC Section 174. During the years ended December 31, 2024 and 2023, the Company has estimated and capitalized gross $202,147 and $463,696, respectively, of research and development expenditures that will be amortized primarily over five years. This did not have a material impact on the Company’s tax liability for the years ended December 31, 2024 and 2023. The Company will continue to evaluate the impact of these tax law changes on the current and future periods.

NOTE 14. SUBSEQUENT EVENTS

On January 30, 2025, the Company commenced a best efforts public offering (the “Offering”) of an aggregate of (i) 1,229,330 shares (the “Shares”) of Common Stock of the Company, (ii) 437,336 pre-funded warrants (the “Pre-Funded Warrants”) to purchase 437,336 shares of Common Stock (the “Pre-Funded Warrant Shares”), (iii) 1,666,666 Series A warrants (the “Series A Warrants”) to purchase 1,666,666 shares of Common Stock (the “Series A Warrant Shares”), and (iv) 1,666,666 Series B warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”) to purchase 1,666,666 shares of Common Stock (the “Series B Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one share of Common Stock. The offering price for each Share and accompanying Warrants was $3.00, and the offering price for each Pre-Funded Warrant and accompanying Warrants was $2.9999. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $3.00 per share and will be exercisable immediately upon issuance (“Initial Exercise Date”). The Series A Warrants expire on the five-year anniversary of the Initial Exercise Date. The Series B Warrants expire on the 18-month anniversary of the Initial Exercise Date.

The Offering closed on February 3, 2025. The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, is approximately $4.2 million. The Company intends to use the net proceeds from the Offering for working capital, EB-003 development, and general corporate purposes.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Offering, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor. Pursuant to the Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto for 60 days after the closing date of the Offering, subject to certain exceptions. In addition, the Company has agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Purchase Agreement) until the one-year anniversary of the closing date of the Offering, subject to an exception.

A holder will not have the right to exercise any portion of the Warrants or Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants or the Pre-Funded Warrants, respectively.

Pursuant to an engagement agreement, as amended, (the “Engagement Agreement”) with H.C. Wainwright & Co., LLC (the “Placement Agent”), the Company agreed to pay the Placement Agent in connection with the Offering (i) a cash fee equal to 7.0% of the aggregate gross proceeds received in the Offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds received in the Offering, (iii) a non-accountable expense allowance of $25,000, (iv) reimbursement of up to $100,000 for legal fees and expenses and other out of pocket expenses and (v) up to $15,950 for the clearing expenses.

Also pursuant to the Engagement Agreement, the Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 116,666 shares of Common Stock (the “Placement Agent Warrant Shares”) (which represents 7.0% of the Shares and Pre-Funded Warrants sold in the Offering). The Placement Agent Warrants have an exercise price of $3.75 per share (which represents 125% of the public offering price per Share and accompanying Warrants), expire on January 30, 2030, and are exercisable following the Initial Exercise Date.

During February 2025, a total of 437,336 shares of Common Stock have been issued due to exercises of the Pre-Funded Warrants and 25,000 shares of Common Stock have been issued due to exercises of Series B Warrants.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

