Form 10-Q
period 2025-03-31
Enveric Biosciences, Inc.
filed 2025-05-14
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

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

As of May 14, 2025, the Registrant had 2,471,656 shares of Common Stock (par value $0.01 per share) outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$4,294,435	$2,241,026
Prepaid expenses and other current assets	540,405	493,558
Total current assets	4,834,840	2,734,584

Other assets:
Property and equipment, net	267,279	305,777
Intangible assets, net	—	42,182
Total other assets	267,279	347,959
Total assets	$5,102,119	$3,082,543

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669,194	$521,747
Due to related parties	101,375	232,891
Accrued expenses and other current liabilities	413,837	735,098
Total current liabilities	1,184,406	1,489,736

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 2,471,656 and 678,002 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	24,716	6,780
Additional paid-in capital	112,750,472	108,255,049
Accumulated deficit	(108,259,471)	(106,074,505)
Accumulated other comprehensive loss	(598,004)	(594,517)
Total shareholders’ equity	3,917,713	1,592,807
Total liabilities, mezzanine equity, and shareholders’ equity	$5,102,119	$3,082,543

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2025	2024
Operating expenses
General and administrative	$1,360,138	$1,885,753
Research and development	746,371	506,155
Depreciation and amortization	81,024	85,409
Total operating expenses	2,187,533	2,477,317

Loss from operations	(2,187,533)	(2,477,317)

Other income
Other income	2,565	21,437
Interest income, net	2	696
Total other income	2,567	22,133

Net loss before income taxes	(2,184,966)	(2,455,184)

Income tax expense	—	(1,731)

Net loss	(2,184,966)	(2,456,915)

Other comprehensive loss
Foreign currency translation	(3,487)	17,906

Comprehensive loss	$(2,188,453)	$(2,439,009)

Net loss per share - basic and diluted	$(1.22)	$(9.21)

Weighted average shares outstanding, basic and diluted	1,797,774	266,764

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	678,002	$6,780	$108,255,049	$(106,074,505)	$(594,517)	$1,592,807
Issuance of common stock and Series A and B and prefunded warrants for cash, net of offering costs of $755,487	1,229,330	12,293	4,232,174	—	—	4,244,467
Issuance of common shares for vested RSAs	14,586	146	(146)	—	—	—
Issuance of common shares for exercise of warrants	462,336	4,623	70,421	—	—	75,044
Issuance of round up shares	87,402	874	(874)	—	—	—
Stock based compensation	—	—	193,848	—	—	193,848
Foreign exchange translation loss	—	—	—	—	(3,487)	(3,487)
Net loss	—	—	—	(2,184,966)	—	(2,184,966)
Balance at March 31, 2025	2,471,656	$24,716	$112,750,472	$(108,259,471)	$(598,004)	$3,917,713

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Common Stock		Additional Paid-In	Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance at January 1, 2024	182,625	1,827	100,841,416	$(1,817,640)	(96,499,518)	(569,749)	$1,956,336
Common stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	111,200	1,112	1,807,677	—	—	—	1,808,789
Issuance of direct offering shares	15,246	152	322,301	—	—	—	322,453
Exercise of Inducement Warrants for common stock	130,267	1,303	2,675,677	—	—	—	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of common stock in abeyance	46,934	469	(469)	1,537,140	—	—	1,537,140
Stock based compensation	—	—	351,488	—	—	—	351,488
Foreign exchange translation gain	—	—	—	—	—	17,906	17,906
Net loss	—	—	—	—	(2,456,915)	—	(2,456,915)
Balance at March 31, 2024	486,272	$4,863	$105,985,269	$—	$(98,956,433)	$(551,843)	$6,481,856

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(2,184,966)	$(2,456,915)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(858)	(10,039)
Change in fair value of investment option liability	(1,707)	(11,398)
Stock-based compensation	193,848	351,488
Amortization of intangibles	42,182	42,188
Depreciation expense	38,842	43,221
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(46,126)	(759,289)
Accounts payable, accrued expenses and other current liabilities	(301,281)	202,397
Due to related parties	(131,516)	—
Net cash used in operating activities	(2,391,582)	(2,598,347)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants, net of offering costs	4,373,870	—
Proceeds from the exercise of warrants	75,044	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	—	1,817,640
Proceeds from common stock sold under the Equity Distribution Agreement, net of offering costs	—	2,307,707
Payment for offering costs previously accrued	—	(144,058)
Net cash provided by financing activities	4,448,914	6,658,269

Effect of foreign exchange rate on changes on cash	(3,923)	8,137

Net increase in cash	2,053,409	4,068,059
Cash at beginning of period	2,241,026	2,287,977
Cash at end of period	$4,294,435	$6,356,036

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$—	$24,001

Non-cash financing and investing activities:
Non-cash issuance of round-up shares	$874	$—
Non-cash issuance of RSA vested shares	$146	$—
Offering costs accrued not paid	$129,403	$49,249
Issuance of common shares for offering costs	$—	$322,453

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

Enveric’s lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. Previously, Enveric was developing the EVM201 Series, and its lead drug candidate EB-002 (formerly EB-373), for the treatment of neuropsychiatric disorders. The EVM201 series comprised next generation synthetic prodrugs of the active metabolite, psilocin. In the fourth quarter of 2024, Enveric out-licensed the EVM201 Series program to MycoMedica Life Sciences, who will seek to develop, manufacture, and commercialize EB-002, in exchange for certain development and milestone payments to Enveric. The Company’s primary focus is to develop our lead asset EB-003 in the EVM301 Series.

Reverse Stock Split

The Company effected a 1-for-15 reverse stock split (“Reverse Stock Split”) on January 27, 2025, which began trading on a split-adjusted basis on January 29, 2025, pursuant to which every 15 shares of the Company’s issued and outstanding common stock were reclassified as one share of common stock. The Reverse Stock Split had no impact on the par value of the Company’s common stock or the authorized number of shares of common stock. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split date of January 29, 2025 in these unaudited condensed consolidated financial statements are retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional share resulting from the Reverse Stock Split were rounded up to the next whole number of shares, upon which 87,402 roundup shares were issued in January 2025.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $108,259,471 as of March 31, 2025 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $2,391,582 for the three months ended March 31, 2025. For the three months ended March 31, 2025, the Company had a loss from operations of $2,187,533. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At March 31, 2025, the Company had cash of $4,294,435 and working capital of $3,650,434. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2024. There were no significant changes to these accounting policies during the three months ended March 31, 2025.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, the valuation of warrants, the valuation of stock-based compensation and accruals associated with third party providers supporting research and development efforts. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior period’s unaudited condensed consolidated financial statements in order to conform to the current year presentation. In the prior year, the Company included certain consulting expenses within general and administrative expenses on the unaudited condensed consolidated statements of operations. These expenses were reclassified to research and development expenses in the current year. Additionally, the Company has reclassified investment option liability and warrant liability to accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets and change in fair value of investment option liability and warrant liability to other income on the unaudited condensed consolidated statements of operations in the current year. These reclassifications had no effect on the Company’s previously reported results of operations, changes in equity, or cash flows.

Foreign Currency Translation

From inception through March 31, 2025, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the reporting periods ended March 31, 2025 and 2024, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2025, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 at Australian financial institutions, and more than C$100,000 at Canadian financial institutions. As of December 31, 2024, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 at Australian financial institutions, and less than C$100,000 at Canadian financial institutions.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company uses the two-class method to determine earnings per share only when the Company is in an income position. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2025 and 2024 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share. In accordance with ASC 260, 4,541 RSUs that were fully vested on March 31, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of March 31, 2025.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three months ended March 31, 2025 and 2024 because the effect of their inclusion would have been anti-dilutive.

	For the three months ended March 31,
	2025	2024
Warrants to purchase shares of common stock	3,481,267	56,348
Restricted stock units - vested and unissued	3,099	3,132
Restricted stock units - unvested	41,751	23,742
Investment options to purchase shares of common stock	4,667	4,667
Options to purchase shares of common stock	1,538	1,723
Total potentially dilutive securities	3,532,322	89,612

Segment Reporting

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying unaudited condensed consolidated statements of operations for the presentation of consolidated loss from operations for the three months ended March 31, 2025 and 2024. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2025 and December 31, 2024, the prepaid expenses and other current assets of the Company consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance	$394,746	$107,610
Prepaid other	89,762	152,894
Prepaid research and development	55,500	—
Prepaid value-added taxes	397	233,054
Total prepaid expenses and other current assets	$540,405	$493,558

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	March 31, 2025	December 31, 2024
Lab equipment	$769,769	$769,105
Computer equipment and leasehold improvements	26,109	26,073
Less: Accumulated depreciation	(528,599)	(489,401)
Property and equipment, net of accumulated depreciation	$267,279	$305,777

Depreciation expense was $38,842 and $43,221 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5. ACCRUED LIABILITIES

As of March 31, 2025 and December 31, 2024, the accrued liabilities of the Company consisted of the following:

	March 31, 2025	December 31, 2024
Product development	$234,614	$332,421
Accrued salaries, wages, and bonuses	1,328	1,327
Professional fees	152,173	103,968
Accrued franchise taxes	7,199	261,100
Patent costs	18,000	18,000
Other	523	18,282
Total accrued liabilities	$413,837	$735,098

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2025 and December 31, 2024, there was $101,375 and $232,891, respectively, due to related parties. This balance is related to payments due to board members of the Company. Board member Sheila DeWitt has provided research and development services as an advisory consultant to the Company since May 2022. These services are provided as needed on an hourly basis. During the three months ended March 31, 2025, the Company incurred $3,250 in service fees related to these services. Of these fees, $1,750 has been paid and $1,500 is included in due to related parties on the unaudited condensed consolidated balance sheet as of March 31, 2025. During the three months ended March 31, 2024, the Company incurred $45,500 in service fees related to these services.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Public Offering

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

The Offering closed on February 3, 2025. The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds, if any, from the exercise of the Warrants, is $4,244,467.

All of the warrants issued in connection with the Offering were determined to be equity classified in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging.

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

Also pursuant to the Engagement Agreement, the Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 116,666 shares of Common Stock (the “Placement Agent Warrant Shares”) (which represents 7.0% of the Shares and Pre-Funded Warrants sold in the Offering). The Placement Agent Warrants have an exercise price of $3.75 per share (which represents 125% of the public offering price per Share and accompanying Warrants), expire on February 3, 2030, and are exercisable following the Initial Exercise Date. The grant date fair value of the Placement Agent Warrants were $147,564 on February 3, 2025 and are were recorded as offering costs. The measurement of fair value of Placement Agent Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $1.81, exercise price of $3.75, term of five years, volatility of 106%, risk-free rate of 4.4%, and expected dividend rate of 0%).

As of March 31, 2025, a total of 437,336 shares of Common Stock have been issued due to exercises of the Pre-Funded Warrants and 25,000 shares of Common Stock have been issued due to exercises of Series B Warrants.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

2020 Long-Term Incentive Plan, as amended (“Incentive Plan”)

Effective March 21, 2025, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 299,733 shares. As of March 31, 2025, the total number of shares available for grant under the Incentive Plan was 325,392.

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended March 31, 2025 and 2024 was $414 and $(6,682), respectively.

As of March 31, 2025, the Company had $1,518 in unamortized stock option expense, which will be recognized over a weighted average period of 0.90 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the three months ended March 31, 2025:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2024	48,017	$24.08
Granted	—	—
Forfeited	—	—
Vested	(6,266)	20.04
Non-vested at March 31, 2025	41,751	$24.69

For the three months ended March 31, 2025 and 2024, the Company recorded $193,434 and $358,170, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. As of March 31, 2025, the Company had unamortized stock-based compensation costs related to restricted stock units of $699,109 which will be recognized over a weighted average period of 1.86 years. As of March 31, 2025, 7,640 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of March 31, 2025.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense for RSUs:
General and administrative	$92,626	$152,429
Research and development	100,808	205,741
Total	$193,434	$358,170

Warrants

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2025:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2024	56,308	$536.70	2.7	$—
Issued	3,887,334	2.69	—	—
Exercised	(462,336)	0.16	—	—
Forfeited	(39)	1,290.00	—	—
Outstanding at March 31, 2025	3,481,267	11.63	3.2	—

Exercisable at March 31, 2025	3,481,267	$11.63	3.2	$—

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

The Company has not earned any revenue related to this agreement as of March 31, 2025.

On November 7, 2024, the Company entered into an Out-Licensing Agreement (the “Agreement”) with MycoMedica Life Sciences, PBC, a Delaware public benefit corporation (“MycoMedica”), pursuant to which the Company will out-license EB-002 and its EVM201 series to MycoMedica for further development and sales of the product in treatment of neuropsychiatric disorders. MycoMedica will receive an exclusive, global license to the formulations, drugs, method of use, and medical devices developed by Enveric to utilize the compound. As part of the Agreement, the Company received a $20,000 upfront payment in the fourth quarter of 2024, and if certain conditions are met, will receive development and sales milestone payments of up to $62 million and tiered single-digit royalties based on future sales. MycoMedica has the option during the license term to buyout its milestone and royalty payment obligations at a predetermined amount depending upon the stage of product development and commercialization at the time of the buyout. Further, MycoMedica has the right to purchase the licensed patents at a nominal amount upon a change of control of the Company, although doing so does not relieve MycoMedica of any of its payment obligations.

The Company has not earned any revenue related to this agreement during the three months ended March 31, 2025.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

The Company has not earned any revenue related to these agreements as of March 31, 2025.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between one and 12 months. These agreements, in aggregate, commit the Company to approximately $2.8 million in future cash payments.

NOTE 10. SUBSEQUENT EVENTS

The Company entered into an at the market offering agreement, or the (“ATM Agreement”), with H.C. Wainwright & Co., LLC, or (“Wainwright”), acting as sales agent, on April 9, 2025, relating to shares of Common Stock. Under the ATM Agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $1,854,151 from time to time through Wainwright.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in the early stages of development and may not reach a particular stage in development, receive regulatory approval, or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;
●	the risk that the cost savings, synergies and growth from our combination with MagicMed Industries Inc. and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;
●	the limited study on the effects of psychedelic-inspired compounds, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelic-inspired compounds;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;
●	our ability to establish or maintain collaborations on the development of therapeutic candidates;
●	our ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;
●	our ability to continue as a going concern;
●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);
●	the intense competition we face, often from companies with greater resources and experience than us;
●	our ability to retain key executives and scientists;
●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;
●	political, economic, and military instability in Israel which may impede our development programs;
●	adverse macroeconomic conditions; geopolitical tensions; laws and policies resulting from federal and state governments in the United States and Canada; impact of American trade tariffs and retaliatory tariffs by other nations;
●	the impact of tariffs and other trade protective measures (including tariffs that have been or may in the future be imposed by the United States or other countries); and
●	our success at managing the risks involved in the foregoing.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2024. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Enveric’s lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. Enveric unveiled its EVM401 Series on February 25, 2025, which is intended to broaden Enveric’s pipeline with additional non-hallucinogenic molecules and strengthen its ability to target addiction and neuropsychiatric disorders for patients with limited options. Previously, Enveric was developing the EVM201 Series, and its drug candidate EB-002 (formerly EB-373), for the treatment of neuropsychiatric disorders. The EVM201 Series comprised next generation synthetic prodrugs of the active metabolite, psilocin. In the fourth quarter of 2024, Enveric out-licensed the EVM201 Series program to MycoMedica Life Sciences, who will seek to develop, manufacture, and commercialize EB-002, in exchange for certain development and milestone payments to Enveric (discussed below).

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

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Operating expenses
General and administrative	$1,360,138	$1,885,753
Research and development	746,371	506,155
Depreciation and amortization	81,024	85,409
Total operating expenses	2,187,533	2,477,317

Loss from operations	(2,187,533)	(2,477,317)

Other income
Other income	2,565	21,437
Interest income, net	2	696
Total other income	2,567	22,133

Net loss before income taxes	$(2,184,966)	$(2,455,184)

Income tax expense	—	(1,731)

Net loss	$(2,184,966)	$(2,456,915)

General and Administrative Expenses

Our general and administrative expenses decreased to $1,360,138 for the three months ended March 31, 2025 from $1,885,753 for the three months ended March 31, 2024, a decrease of $525,615, or 28%. This change was primarily driven by decreases in director fees of $147,000, accounting fees of $68,954, legal fees of $48,852, salaries and wages of $56,360, stock compensation expense of $52,703, insurance expenses of $25,994, audit fees of $23,845, software expense of $21,234, and public company fees of $43,458.

Research and Development Expenses

Our research and development expense for the three months ended March 31, 2025 was $746,371 as compared to $506,155 for the three months ended March 31, 2024 with an increase of $240,216, or approximately 47%. This increase was primarily driven by an increase in consulting fees of $305,032 and a prior year gain that was realized during the three months ended March 31, 2024 related to the Australian R&D tax incentive of $399,987, offset by decreases in CRO costs of $398,744, salaries and wages of $147,725 and rent expense of $28,577.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2025 was $81,024 as compared to $85,409 for the three months ended March 31, 2024, with a decrease of $4,385, or approximately 5%.

Going Concern, Liquidity and Capital Resources

The Company has incurred losses since inception resulting in an accumulated deficit of $108,259,471 as of March 31, 2025 and further losses are anticipated in the development of its business. For the three months ended March 31, 2025, the Company had a loss from operations of $2,187,533. Further, the Company had operating cash outflows of $2,391,582 for the three months ended March 31, 2025. Since inception, being a research and development company, the Company has not generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At March 31, 2025, the Company had cash of $4,294,435 and working capital of $3,650,434. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. For example, the Company recently entered into an agreement with H.C. Wainwright & Co., LLC to conduct an “at-the-market” offering, whereby the Company may offer and sell shares of its common stock for an aggregate offering price of up to $1.8 million. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Three Months Ended March 31, 2025 and 2024

The following table sets forth a summary of cash flows for the years presented:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,391,582)	$(2,598,347)
Net cash provided by financing activities	4,448,914	6,658,269
Effect of foreign exchange rate on changes on cash	(3,923)	8,137
Net increase in cash	$2,053,409	$4,068,059

Operating Activities

Net cash used in operating activities was $2,391,582 during the three months ended March 31, 2025, which consisted primarily of a net loss adjusted for non-cash items of $1,912,659, an increase in prepaid expenses of $46,126, a decrease in related party expenses of $131,516 and a decrease in accounts payable and accrued liabilities of $301,281.

Net cash used in operating activities was $2,598,347 during the three months ended March 31, 2024, which consisted primarily of a net loss adjusted for non-cash items of $2,041,455, an increase in prepaid expenses and other current assets of $759,289, offset by an increase in accounts payable and accrued liabilities of $202,397.

Financing Activities

Net cash provided by financing activities was $4,448,914 during the three months ended March 31, 2025, which consisted of $4,373,870 in proceeds from the Offering, and $75,044 in proceeds from the exercise of warrants.

Net cash provided by financing activities was $6,658,269 during the three months ended March 31, 2024, which consisted of $1,817,640 from the proceeds received from the stock subscription receivable, $2,676,980 for the exercise of the inducement warrants, and $2,307,707 for the common stock sold under a distribution agreement, net of offering costs, and offset by $144,058 offering costs previously accrued for the inducement warrants.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. From inception through March 31, 2025, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended March 31, 2025 and March 31, 2024, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2025.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2024, management had concluded that our internal control over financial reporting was not effective as of December 31, 2024, because management identified inadequate segregation of duties to ensure the processing, review, and authorization of all transactions, including non-routine transactions resulting in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than the changes being undertaken as part of the Company’s remediation plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The Company may periodically be involved in legal proceedings, legal actions and claims arising in the ordinary course of business. In the opinion of management, we do not have any pending litigation that, separately or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations of financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.4	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.17 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2025.

Enveric Biosciences, Inc.

By:	/s/ Joseph Tucker
Name:	Joseph Tucker, Ph.D.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Coveney
Name:	Kevin Coveney
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

