Form 10-Q
period 2025-06-30
Enveric Biosciences, Inc.
filed 2025-08-14
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2025

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

As of August 13, 2025, the Registrant had 3,246,284 shares of Common Stock (par value $0.01 per share) outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$2,849,816	$2,241,026
Prepaid expenses and other current assets	457,556	493,558
Total current assets	3,307,372	2,734,584

Other assets:
Property and equipment, net	241,082	305,777
Intangible assets, net	—	42,182
Total other assets	241,082	347,959
Total assets	$3,548,454	$3,082,543

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,040,967	$521,747
Due to related parties	99,875	232,891
Accrued expenses and other current liabilities	222,843	735,098
Total current liabilities	1,363,685	1,489,736

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 3,026,028 and 678,002 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	30,260	6,780
Additional paid-in capital	113,506,692	108,255,049
Accumulated deficit	(110,778,652)	(106,074,505)
Accumulated other comprehensive loss	(573,531)	(594,517)
Total shareholders’ equity	2,184,769	1,592,807
Total liabilities, mezzanine equity, and shareholders’ equity	$3,548,454	$3,082,543

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
General and administrative	$1,219,018	$1,248,151	$2,579,156	$3,133,904
Research and development	1,260,051	565,001	2,006,422	1,071,156
Depreciation and amortization	39,980	84,779	121,004	170,188
Total operating expenses	2,519,049	1,897,931	4,706,582	4,375,248

Loss from operations	(2,519,049)	(1,897,931)	(4,706,582)	(4,375,248)

Other (expense) income
Other income	—	18,572	2,565	40,009
Interest (expense) income, net	(132)	(35)	(130)	661
Total other (expense) income	(132)	18,537	2,435	40,670

Net loss before income taxes	$(2,519,181)	$(1,879,394)	$(4,704,147)	$(4,334,578)

Income tax expense	—	—	—	(1,731)

Net loss	(2,519,181)	(1,879,394)	(4,704,147)	(4,336,309)

Other comprehensive loss
Foreign currency translation	24,473	(14,652)	20,986	3,254

Comprehensive loss	$(2,494,708)	$(1,894,046)	$(4,683,161)	$(4,333,055)

Net loss per share - basic and diluted	$(0.97)	$(3.72)	$(2.15)	$(11.22)

Weighted average shares outstanding, basic and diluted	2,595,728	505,857	2,191,084	386,310

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2025	678,002	$6,780	$108,255,049	$(106,074,505)	$(594,517)	$1,592,807
Issuance of Common Stock and Series A and B and prefunded warrants for cash, net of offering costs of $755,487	1,229,330	12,293	4,232,174	—	—	4,244,467
Issuance of common shares for vested RSAs	14,586	146	(146)	—	—	—
Issuance of common shares for exercise of warrants	462,336	4,623	70,421	—	—	75,044
Issuance of round up shares	87,402	874	(874)	—	—	—
Stock-based compensation	—	—	193,848	—	—	193,848
Foreign exchange translation loss	—	—	—	—	(3,487)	(3,487)
Net loss	—	—	—	(2,184,966)	—	(2,184,966)
Balance at March 31, 2025	2,471,656	$24,716	$112,750,472	$(108,259,471)	$(598,004)	$3,917,713
Issuance of common shares for cash pursuant to ATM Agreement, net of offering costs of $179,714	554,372	5,544	549,960	—	—	555,504
Stock-based compensation	—	—	206,260	—	—	206,260
Foreign exchange translation gain	—	—	—	—	24,473	24,473
Net loss	—	—	—	(2,519,181)	—	(2,519,181)
Balance at June 30, 2025	3,026,028	$30,260	$113,506,692	$(110,778,652)	$(573,531)	$2,184,769

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2024	182,625	$1,827	$100,841,416	$(1,817,640)	$(96,499,518)	$(569,749)	$1,956,336
Common Stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	111,200	1,112	1,807,677	—	—	—	1,808,789
Issuance of direct offering shares	15,246	152	322,301	—	—	—	322,453
Exercise of Inducement Warrants for Common Stock	130,267	1,303	2,675,677	—	—	—	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of Common Stock in abeyance	46,934	469	(469)	1,537,140	—	—	1,537,140
Stock-based compensation	—	—	351,488	—	—	—	351,488
Foreign exchange translation gain	—	—	—	—	—	17,906	17,906
Net loss	—	—	—	—	(2,456,915)	—	(2,456,915)
Balance at March 31, 2024	486,272	$4,863	$105,985,269	$—	$(98,956,433)	$(551,843)	$6,481,856
Stock-based compensation	—	—	369,614	—	—	—	369,614
Common Stock sold under the Purchase Agreement, net of offering costs of $82,850	8,334	84	(84)	—	—	—	—
Issuance of direct offering shares	30,534	306	448,534	—	—	—	448,840
Issuance of common shares for vested RSU	105	1	(1)	—	—	—	—
Foreign exchange translation loss	—	—	—	—	—	(14,652)	(14,652)
Net loss	—	—	—	—	(1,879,394)	—	(1,879,394)
Balance at June 30, 2024	525,245	$5,254	$106,803,332	$—	$(100,835,827)	$(566,495)	$5,406,264

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(4,704,147)	$(4,336,309)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(858)	(20,844)
Change in fair value of investment option liability	(1,707)	(19,165)
Stock-based compensation	400,108	721,102
Amortization of intangibles	42,180	84,376
Depreciation expense	78,824	85,812
Change in operating assets and liabilities:
Prepaid expenses and other current assets	48,192	(543,822)
Accounts payable, accrued expenses and other current liabilities	(11,300)	(1,458,670)
Due to related parties	(133,016)	—
Net cash used in operating activities	(4,281,724)	(5,487,520)

Cash Flows From Financing Activities:
Proceeds from sale of Common Stock and warrants, net of offering costs	4,244,467	—
Proceeds from Common Stock sold for cash pursuant to the ATM Agreement, net	578,499	—
Proceeds from the exercise of warrants	75,044	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	—	1,804,819
Proceeds from Common Stock sold under the Equity Distribution Agreement, net of offering costs	—	2,290,186
Proceeds from Common Stock sold under the Purchase Agreement, net of offering costs		82,026
Payment for offering costs previously accrued	—	(161,312)
Net cash provided by financing activities	4,898,010	6,692,699

Effect of foreign exchange rate on changes on cash	(7,496)	9,395

Net increase in cash	608,790	1,214,574
Cash at beginning of period	2,241,026	2,287,977
Cash at end of period	$2,849,816	$3,502,551

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$—	$24,001

Non-cash financing and investing activities:
Non-cash issuance of round-up shares	$874	$—
Non-cash issuance of RSA vested shares	$146	$—
Offering costs accrued not paid	$22,995	$149
Issuance of common shares for offering costs	$—	$771,293
Deferred offering costs charged to offering costs	$—	$240,969

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric” or the “Company”) is a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, addiction, and other psychiatric disorders. The head office of the Company is located in Naples, Florida. The Company has the following wholly-owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Unlimited Liability Company, 1236567 B.C. Unlimited Liability Company, MagicMed USA, Inc. (“MagicMed”), Enveric Biosciences Canada Inc., Akos Biosciences, Inc. (“Akos”), and Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”).

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

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $110,778,652 as of June 30, 2025 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $4,281,724 for the six months ended June 30, 2025. For the six months ended June 30, 2025, the Company had a loss from operations of $4,706,582. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2025, the Company had cash of $2,849,816 and working capital of $1,943,687. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2024. There were no significant changes to these accounting policies during the three and six months ended June 30, 2025.

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

Foreign Currency Translation

From inception through June 30, 2025, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the reporting periods ended June 30, 2025 and 2024, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2025, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 in an Australian financial institution, and more than C$100,000 at a Canadian financial institution. As of December 31, 2024, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 at Australian financial institutions, and less than C$100,000 at Canadian financial institutions.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company uses the two-class method to determine earnings per share only when the Company is in an income position. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2025 and 2024 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share. In accordance with ASC 260, 5,588 RSUs that were fully vested on June 30, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of June 30, 2025.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three and six months ended June 30, 2025 and 2024 because the effect of their inclusion would have been anti-dilutive.

	For the three and six months ended June 30,	For the three and six months ended June 30,
	2025	2024
Warrants to purchase shares of Common Stock	3,476,406	56,348
Restricted stock units - vested and unissued	3,096	2,794
Restricted stock units - unvested	275,511	23,742
Investment options to purchase shares of Common Stock	4,667	4,667
Options to purchase shares of Common Stock	1,538	1,538
Total potentially dilutive securities	3,761,218	89,089

Segment Reporting

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying unaudited condensed consolidated statements of operations for the presentation of consolidated loss from operations for the three and six months ended June 30, 2025 and 2024. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2025 and December 31, 2024, the prepaid expenses and other current assets of the Company consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance	$290,762	$107,610
Prepaid other	98,225	152,894
Prepaid product development	65,413	—
Prepaid value-added taxes	3,156	233,054
Total prepaid expenses and other current assets	$457,556	$493,558

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	June 30, 2025	December 31, 2024
Lab equipment	$811,130	$769,105
Computer equipment and leasehold improvements	27,511	26,073
Less: Accumulated depreciation	(597,559)	(489,401)
Property and equipment, net of accumulated depreciation	$241,082	$305,777

Depreciation expense was $39,982 and $42,591 for the three months ended June 30, 2025 and 2024, respectively and $78,824 and $85,812 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 5. ACCRUED LIABILITIES

As of June 30, 2025 and December 31, 2024, the accrued liabilities of the Company consisted of the following:

	June 30, 2025	December 31, 2024
Product development	$157,337	$350,421
Professional fees	59,832	103,968
Accrued franchise taxes	3,823	261,100
Other	1,851	19,609
Total accrued liabilities	$222,843	$735,098

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2025 and December 31, 2024, the Company had current liabilities of $99,875 and $232,891, respectively, due to related parties. This balance is related to payments due to board members of the Company.

Board member Sheila DeWitt has provided research and development services as an advisory consultant to the Company since May 2022. These services are provided as needed on an hourly basis. During the three and six months ended June 30, 2025, the Company incurred $0 and $3,250, respectively, in service fees related to these services. Of these fees, $3,250 has been paid and there is no balance outstanding included in due to related parties on the unaudited condensed consolidated balance sheet as of June 30, 2025. During the three and six months ended June 30, 2024, the Company incurred $52,000 and $97,500, respectively, in service fees related to these services.

NVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

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

The Offering closed on February 3, 2025. The net proceeds of the Offering, after deducting the fees and expenses of the Placement Agent (as defined below), described in more detail below, and other offering expenses payable by the Company, but excluding the net proceeds from the exercise of the Warrants, is $4,244,467.

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

As of June 30, 2025, a total of 437,336 shares of Common Stock have been issued due to exercises of the Pre-Funded Warrants and 25,000 shares of Common Stock have been issued due to exercises of Series B Warrants.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At the Market Offering

The Company entered into an at the market offering agreement, or the (“ATM Agreement”), with H.C. Wainwright & Co., LLC, or (“Wainwright”), acting as sales agent, on April 9, 2025, relating to shares of Common Stock. Under the ATM Agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $1,854,151 from time to time through Wainwright. Wainwright will receive 3% of the gross sales price of the shares sold as a placement fee.

Because the purchase price per share to be paid for the shares of Common Stock that the Company may elect to sell under the ATM Agreement, if any, will fluctuate based on the market prices of the Company’s Common Stock at the time the Company elects to sell shares pursuant to the ATM Agreement, if any, it is not possible for us to predict the number of shares of Common Stock that the Company will sell under the ATM Agreement, the purchase price per share the buyer will pay for shares purchased from the Company under the ATM Agreement, or the aggregate gross proceeds that the Company will receive from those purchases under the ATM Agreement.

As of June 30, 2025, the Company has issued 554,372 shares under the ATM Agreement for net cash proceeds of $555,504.

Stock Options

2020 Long-Term Incentive Plan, as amended (“Incentive Plan”)

Effective March 21, 2025, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 299,733 shares. As of June 30, 2025, the total number of shares available for grant under the Incentive Plan was 90,584.

The Company’s stock-based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended June 30, 2025 and 2024 was $414 and $414, respectively.

The Company’s stock-based compensation expense, recorded within general and administrative expense, related to stock options for the six months ended June 30, 2025 and 2024 was $828 and $(6,268), respectively.

As of June 30, 2025, the Company had $1,104 in unamortized stock option expense, which will be recognized over a weighted average period of 0.65 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the six months ended June 30, 2025:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2024	48,017	$24.08
Granted	234,808	1.27
Forfeited	—	—
Vested	(7,314)	19.00
Non-vested at June 30, 2025	275,511	$4.77

For the three months ended June 30, 2025 and 2024, the Company recorded $205,846 and $369,200, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2025 and 2024, the Company recorded $399,280 and $727,370, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2025, the Company had unamortized stock-based compensation costs related to restricted stock units of $791,455 which will be recognized over a weighted average period of 2.64 years. As of June 30, 2025, 8,684 restricted stock units are vested without shares of Common Stock being issued, with all of these shares due as of June 30, 2025.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense for RSUs:
General and administrative	$102,434	$162,042	195,060	314,471
Research and development	103,412	207,158	204,220	412,899
Total	$205,846	$369,200	399,280	727,370

Warrants

The following table summarizes information about shares issuable under warrants outstanding at June 30, 2025:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2024	56,308	$536.70	2.7	$—
Issued	3,887,334	2.69	—	—
Exercised	(462,336)	0.16	—	—
Forfeited	(4,900)	560.85	—	—
Outstanding at June 30, 2025	3,476,406	10.87	2.9	—

Exercisable at June 30, 2025	3,476,406	$10.87	2.9	$—

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

The Company has not earned any revenue related to this agreement as of June 30, 2025.

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

The Company has not earned any revenue related to this agreement as of June 30, 2025.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

The Company has not earned any revenue related to these agreements as of June 30, 2025.

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between one and 12 months. These agreements, in aggregate, commit the Company to approximately $2.3 million in future cash payments.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company issued 220,256 shares of Common Stock through the ATM Agreement with Wainwright for net cash proceeds of $307,151.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless stated otherwise, references in this Quarterly Report on Form 10-Q to “us,” “we,” “our,” or our “Company” and similar terms refer to Enveric Biosciences, Inc., a Delaware corporation, and its subsidiaries

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to:

●	our dependence on the success of our prospective product candidates, which are in the early stages of development and may not reach a particular stage in development, receive regulatory approval, or be successfully commercialized;

●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;

●	the risk that the cost savings, synergies and growth from our combination with MagicMed and the successful use of the rights and technologies acquired in the combination may not be fully realized or may take longer to realize than expected;

●	the limited study on the effects of psychedelic-inspired compounds, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelic-inspired compounds;

●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;

●	the ability to establish that potential products are efficacious or safe in preclinical or clinical trials;

●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the United States Food and Drug Administration may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;

●	our ability to effectively and efficiently build, maintain and legally protect our molecular derivatives library so that it can be an essential building block from which those in the biotech industry can develop new patented products;

●	our ability to establish or maintain collaborations on the development of therapeutic candidates;

●	our ability to obtain appropriate or necessary governmental approvals to market potential products;

●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;

●	our significant and increasing liquidity needs and potential requirements for additional funding;

●	our ability to obtain future funding for developing products and working capital and to obtain such funding on commercially reasonable terms;

●	our ability to continue as a going concern;

●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);

●	the intense competition we face, often from companies with greater resources and experience than us;

●	our ability to retain key executives and scientists;

●	the ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;

●	political, economic, and military instability in Israel which may impede our development programs;

●	adverse macroeconomic conditions; geopolitical tensions; laws and policies resulting from federal and state governments in the United States and Canada; the impact of tariffs, any retaliatory tariffs, and other trade protective measures (including tariffs that have been or may in the future be imposed by the United States or other countries); and

●	our success at managing the risks involved in the foregoing.

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

Business Overview

We are a biotechnology company dedicated to the development of novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, addiction, and other psychiatric disorders. Leveraging our unique discovery and development Psybrary™ platform, which houses proprietary information on the use and development of existing and novel molecules for specific mental health indications, we seek to develop a robust intellectual property portfolio of novel drug candidates.

Our lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. We unveiled a EVM401 Series on February 25, 2025, which is intended to broaden our pipeline with additional non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options. Previously, we were developing the EVM201 Series, and its drug candidate EB-002 (formerly EB-373), for the treatment of neuropsychiatric disorders. The EVM201 Series comprised next generation synthetic prodrugs of the active metabolite, psilocin. In the fourth quarter of 2024, we out-licensed the EVM201 Series program to MycoMedica Life Sciences, who will seek to develop, manufacture, and commercialize EB-002, in exchange for certain development and milestone payments to us (discussed below).

Neuroplastogens

Following our amalgamation with MagicMed in September 2021, we have continued to pursue the development of MagicMed’s Psybrary™, its proprietary library, which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including depression, anxiety, and addiction disorders. We synthesize novel phenylalkylamines and indolethylamines, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which currently includes 20 patent families with claims covering a million potential molecular structures, over one thousand of which we have so far synthesized in sufficient quantities to identify and hundreds of which we have screened for receptor binding and other relevant activities.

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

We have entered into several out-license agreements with strategic partners for specific molecules from the Psybrary™. Going forward, in order to build a pipeline of product candidates, we intend to both continue to internally develop new drug candidates with associated intellectual property and to acquire, through in-licensing, additional intellectual property from pharmaceutical and biotechnology companies and research institutions. The in-licensed assets could include both research stage and clinical stage drug candidates.

While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series. The development status of the product is shown in the table below:

Product Candidates	Targeted Indications	Status	Expected Next Steps
EB-003	Mental health indication	Preclinical Development	IND Filing

Psychedelic-inspired drug candidate

Recent Developments

At the Market Offering

The Company entered into an at the market offering agreement, or the (“ATM Agreement”), with H.C. Wainwright & Co., LLC, or (“Wainwright”), acting as sales agent, on April 9, 2025, relating to shares of Common Stock. Under the ATM Agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $1,854,151 from time to time through Wainwright. As of June 30, 2025, the Company has issued 554,372 shares under the ATM Agreement for net cash proceeds of $555,504.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
	2025	2024
Operating expenses
General and administrative	$1,219,018	$1,248,151
Research and development	1,260,051	565,001
Depreciation and amortization	39,980	84,779
Total operating expenses	2,519,049	1,897,931

Loss from operations	(2,519,049)	(1,897,931)

Other (expense) income
Other income	—	18,572
Interest (expense) income, net	(132)	(35)
Total other (expense) income	(132)	18,537

Net loss before income taxes	$(2,519,181)	$(1,879,394)

Income tax expense	—	—

Net loss	$(2,519,181)	$(1,879,394)

General and Administrative Expenses

Our general and administrative expenses decreased to $1,219,018 for the three months ended June 30, 2025 from $1,248,151 for the three months ended June 30, 2024, a decrease of $29,133, or 2%. This change was primarily driven by decreases in stock-based compensation expense of $59,614 and insurance expense of $25,398, offset by increases in salaries and wages of $56,726.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2025 were $1,260,051 as compared to $565,001 for the three months ended June 30, 2024, for an increase of $695,050, or approximately 123%. This change was primarily driven by an increase in consulting fees of $832,923 and in CRO costs of $154,354, offset by decreases in salaries and wages of $146,820 and an Australian R&D tax incentive of $140,396.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2025 was $39,980 as compared to $84,779 for the three months ended June 30, 2024, with a decrease of 44,799, or approximately 53%, due to full amortization of the Company’s intangible assets during the first quarter of 2025.

The following table sets forth information comparing the components of net loss for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Operating expenses
General and administrative	$2,579,156	$3,133,904
Research and development	2,006,422	1,071,156
Depreciation and amortization	121,004	170,188
Total operating expenses	4,706,582	4,375,248

Loss from operations	(4,706,582)	(4,375,248)

Other (expense) income
Other income	2,565	40,009
Interest (expense) income, net	(130)	661
Total other (expense) income	2,435	40,670

Net loss before income taxes	$(4,704,147)	$(4,334,578)

Income tax expense	—	(1,731)

Net loss	$(4,704,147)	$(4,336,309)

General and Administrative Expenses

Our general and administrative expenses decreased to $2,579,156 for the six months ended June 30, 2025 from $3,133,904 for the six months ended June 30, 2024, a decrease of $554,748, or 18%. This change was primarily driven by decreases in director fees of $144,587, stock compensation expense of $112,317, accounting fees of $58,016, insurance expenses of $51,392, legal fees of $46,973, franchise tax of $39,904 software expense of $34,031, and public company fees of $25,822.

Research and Development Expenses

Our research and development expense for the six months ended June 30, 2025 was $2,006,422 as compared to $1,071,156 for the six months ended June 30, 2024 with an increase of $935,266, or approximately 87%. This increase was primarily driven by an increase in consulting fees of $1,136,455, and a prior year gain that was realized during the six months ended June 30, 2024 related to the Australian R&D tax incentive of $259,591, offset by a decrease in salaries and wages of $294,545 and CRO costs of $244,390.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2025 was $121,004 as compared to $170,188 for the six months ended June 30, 2024, for a decrease of $49,184, or approximately 29%, primarily related to full amortization of the Company’s intangible assets in the first quarter of 2025.

Going Concern, Liquidity and Capital Resources

The Company has incurred losses since inception resulting in an accumulated deficit of $110,778,652 as of June 30, 2025 and further losses are anticipated in the development of its business. For the six months ended June 30, 2025, the Company had a loss from operations of $4,706,582. Further, the Company had operating cash outflows of $4,281,724 for the six months ended June 30, 2025. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2025, the Company had cash of $2,849,816 and working capital of $1,943,687. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table sets forth a summary of cash flows for the years presented:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,281,724)	$(5,487,520)
Net cash provided by financing activities	4,898,010	6,692,699
Effect of foreign exchange rate on changes on cash	(7,496)	9,395
Net increase in cash	$608,790	$1,214,574

Operating Activities

Net cash used in operating activities was $4,281,724 during the six months ended June 30, 2025, which consisted primarily of a net loss adjusted for non-cash items of $4,185,600, a decrease in prepaid expenses and other current assets of $48,192, a decrease in related party payable of $133,016 and a decrease in accounts payable and accrued liabilities of $11,300.

Net cash used in operating activities was $5,487,520 during the six months ended June 30, 2024, which consisted primarily of a net loss adjusted for non-cash items of $3,485,028, an increase in prepaid expenses and other current assets of $543,822, and a decrease in accounts payable and accrued liabilities of $1,458,670.

Financing Activities

Net cash provided by financing activities was $4,898,010 during the six months ended June 30, 2025, which consisted of $4,244,467 in net proceeds from the Offering, $75,044 in proceeds from the exercise of warrants, and $578,499 in net proceeds from the sale of Common Stock through the ATM Agreement.

Net cash provided by financing activities was $6,692,699 during the six months ended June 30, 2024, which consisted of $1,804,819 from the net proceeds received from the stock subscription receivable, $2,676,980 for the exercise of the inducement warrants, $2,290,186 for the Common Stock sold under a distribution agreement, net of offering costs, and $82,026 for the Common Stock sold under the Purchase Agreement, offset by $161,312 offering costs previously accrued for the inducement warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. From inception through June 30, 2025, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended June 30, 2025 and June 30, 2024, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the changes being undertaken as part of the Company’s remediation plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 21, 2025)
3.5	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.6	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
3.7	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.8	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.9	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.4	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.17 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
10.1	At The Market Offering Agreement, dated as of April 9, 2025, between the Registrant and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement of Form 3/A, filed with the Commission on April 10, 2025)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2025.

Enveric Biosciences, Inc.

By:	/s/ Joseph Tucker
Name:	Joseph Tucker, Ph.D.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Coveney
Name:	Kevin Coveney
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

