Form 10-Q
period 2025-09-30
Enveric Biosciences, Inc.
filed 2025-11-14
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2025

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 001-38286

ENVERIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 First Street, Riverview II, 18th Floor, Cambridge, MA	02142
(Address of principal executive offices)	(Zip code)

(239) 302-1707
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ENVB	The Nasdaq Stock Market LLC

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

As of November 12, 2025, the Registrant had 596,978 shares of Common Stock (par value $0.01 per share) outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$3,757,594	$2,241,026
Prepaid expenses and other current assets	407,946	493,558
Total current assets	4,165,540	2,734,584

Other assets:
Property and equipment, net	196,521	305,777
Intangible assets, net	—	42,182
Total other assets	196,521	347,959
Total assets	$4,362,061	$3,082,543

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683,707	$521,747
Due to related parties	—	232,891
Accrued expenses and other current liabilities	222,178	735,098
Total current liabilities	905,885	1,489,736

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 518,296 and 56,501 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5,183	565
Additional paid-in capital	116,684,259	108,261,264
Accumulated deficit	(112,652,321)	(106,074,505)
Accumulated other comprehensive loss	(580,945)	(594,517)
Total shareholders’ equity	3,456,176	1,592,807
Total liabilities, mezzanine equity, and shareholders’ equity	$4,362,061	$3,082,543

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
General and administrative	$1,431,157	$1,195,661	$4,010,313	$4,329,565
Research and development	402,417	802,717	2,408,839	1,873,873
Depreciation and amortization	40,369	84,814	161,373	255,002
Total operating expenses	1,873,943	2,083,192	6,580,525	6,458,440

Loss from operations	(1,873,943)	(2,083,192)	(6,580,525)	(6,458,440)

Other income (expense)
Other (expense) income	—	(623)	2,565	39,386
Interest income (expense), net	274	(217)	144	444
Total other income (expense)	274	(840)	2,709	39,830

Net loss before income taxes	$(1,873,669)	$(2,084,032)	$(6,577,816)	$(6,418,610)

Income tax expense	—	—	—	(1,731)

Net loss	(1,873,669)	(2,084,032)	(6,577,816)	(6,420,341)
Less deemed dividend on inducement of warrants	1,513,449	—	1,513,449	—
Net loss attributable to shareholders	(3,387,118)	(2,084,032)	(8,091,265)	(6,420,341)

Other comprehensive loss
Foreign currency translation	(7,414)	31,497	13,572	34,751

Comprehensive loss	$(3,394,532)	$(2,052,535)	$(8,077,693)	$(6,385,590)

Net loss per share - basic and diluted	$(10.81)	$(43.10)	$(35.74)	$(170.67)

Weighted average shares outstanding, basic and diluted	313,242	48,350	226,400	37,618

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’Equity
Balance at January 1, 2025	56,501	$565	$108,261,264	$(106,074,505)	$(594,517)	$1,592,807
Issuance of Common Stock and Series A and B and prefunded warrants for cash, net of offering costs of $755,487	102,444	1,024	4,243,443	—	—	4,244,467
Issuance of common shares for vested RSAs	1,215	12	(12)	—	—	—
Issuance of common shares for exercise of warrants	38,528	385	74,659	—	—	75,044
Issuance of round up shares	7,283	73	(73)	—	—	—
Stock based compensation	—	—	193,848	—	—	193,848
Foreign exchange translation loss	—	—	—	—	(3,487)	(3,487)
Net loss	—	—	—	(2,184,966)	—	(2,184,966)
Balance at March 31, 2025	205,971	2,059	112,773,129	(108,259,471)	(598,004)	$3,917,713
Issuance of common shares for cash pursuant to ATM Agreement, net of offering costs of $179,714	46,197	462	555,042	—	—	555,504
Stock based compensation	—	—	206,260	—	—	206,260
Foreign exchange translation gain	—	—	—	—	24,473	24,473
Net loss	—	—	—	(2,519,181)	—	(2,519,181)
Balance at June 30, 2025	252,168	2,521	113,534,431	(110,778,652)	(573,531)	$2,184,769
Issuance of common shares for cash pursuant to ATM Agreement, net of offering costs of $37,365	64,045	641	1,080,654	—	—	1,081,295
Exercise of Series A and B Warrants for common shares, net of offering costs of $424,659	202,083	2,021	1,882,193	—	—	1,884,214
Deemed dividend on inducement of warrants of $1,513,449	—	—	—	—	—	—
Stock based compensation	—	—	186,981	—	—	186,981
Foreign exchange translation loss	—	—	—	—	(7,414)	(7,414)
Net loss	—	—	—	(1,873,669)	—	(1,873,669)
Balance at September 30, 2025	518,296	$5,183	$116,684,259	$(112,652,321)	$(580,945)	$3,456,176

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2024	15,219	$152	$100,843,091	$(1,817,640)	$(96,499,518)	$(569,749)	$1,956,336
Common Stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	9,267	93	1,808,696	—	—	—	1,808,789
Issuance of direct offering shares	1,271	13	322,440	—	—	—	322,453
Exercise of Inducement Warrants for Common Stock	10,856	109	2,676,871	—	—	—	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of Common Stock in abeyance	3,912	39	(39)	1,537,140	—	—	1,537,140
Stock based compensation	—	—	351,488	—	—	—	351,488
Foreign exchange translation gain	—	—	—	—	—	17,906	17,906
Net loss	—	—	—	—	(2,456,915)	—	(2,456,915)
Balance at March 31, 2024	40,525	406	105,989,726	—	(98,956,433)	(551,843)	6,481,856
Stock-based compensation	—	—	369,614	—	—	—	369,614
Common Stock sold under the Purchase Agreement, net of offering costs of $82,850	695	7	(7)	—	—	—	—
Issuance of direct offering shares	2,545	25	448,815	—	—	—	448,840
Issuance of common shares for vested RSU	9	—	—	—	—	—	—
Foreign exchange translation loss	—	—	—	—	—	(14,652)	(14,652)
Net loss	—	—	—	—	(1,879,394)	—	(1,879,394)
Balance at June 30, 2024	43,774	438	106,808,148	—	(100,835,827)	(566,495)	5,406,264
Stock-based compensation	—	—	369,614	—	—	—	369,614
Common Stock sold under the Purchase Agreement, net of offering costs of $290,029	6,059	61	227,746	—	—	—	227,807
Issuance of common shares for vested RSU	144	1	(1)	—	—	—	—
Foreign exchange translation gain	—	—	—	—	—	31,497	31,497
Net loss	—	—	—	—	(2,084,032)	—	(2,084,032)
Balance at September 30, 2024	49,977	$500	$107,405,507	$—	$(102,919,859)	$(534,998)	$3,951,150

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(6,577,816)	$(6,420,341)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(858)	(20,722)
Change in fair value of investment option liability	(1,707)	(18,664)
Stock-based compensation	587,089	1,090,716
Amortization of intangibles	42,180	126,564
Depreciation expense	119,193	128,438
Other	(128,683)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	132,795	(3,674)
Accounts payable, accrued expenses and other current liabilities	(295,982)	(1,296,907)
Due to related parties	(232,891)	—
Net cash used in operating activities	(6,356,680)	(6,414,590)

Cash Flows From Financing Activities:
Proceeds from sale of Common Stock and warrants, net of offering costs	4,244,467	—
Proceeds from Common Stock sold for cash pursuant to the ATM Agreement, net of offering costs	1,636,799	—
Proceeds from the exercise of warrants, net of offering costs	2,009,095	2,676,980
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	—	1,804,819
Proceeds from Common Stock sold under the Equity Distribution Agreement, net of offering costs	—	2,290,186
Proceeds from Common Stock sold under the Purchase Agreement, net of offering costs	—	599,862
Payment for offering costs previously accrued	—	(161,461)
Net cash provided by financing activities	7,890,361	7,210,386

Effect of foreign exchange rate on changes on cash	(17,113)	27,910

Net increase in cash	1,516,568	823,706
Cash at beginning of period	2,241,026	2,287,977
Cash at end of period	$3,757,594	$3,111,683

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$3,000	$24,001

Non-cash financing and investing activities:
Non-cash issuance of round-up shares	$73	$—
Non-cash issuance of RSA vested shares	$12	$—
Offering costs accrued not paid	$49,837	$35,455
Deferred offering costs not paid	$33,624	$—
Deemed dividend on inducement of warrants	$1,513,449	$—
Issuance of Placement Agent Warrants as offering costs	$237,564	$—
Issuance of common shares for offering costs	$—	$771,293
Deferred offering costs charged to offering costs	$—	$495,544

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND LIQUIDITY AND OTHER UNCERTAINTIES

Nature of Operations

Enveric Biosciences, Inc. (“Enveric” or the “Company”) is a biotechnology company focused on developing next-generation, small-molecule neuroplastogenic therapeutics that address unmet needs in psychiatric and neurological disorders. The head office of the Company is located in Cambridge, Massachusetts. The Company has the following wholly-owned subsidiaries: Jay Pharma Inc. (“Jay Pharma”), 1306432 B.C. Unlimited Liability Company, 1236567 B.C. Unlimited Liability Company, MagicMed USA, Inc. (“MagicMed”), Enveric Biosciences Canada Inc., Akos Biosciences, Inc. (“Akos”), and Enveric Therapeutics, Pty. Ltd. (“Enveric Therapeutics”).

Enveric’s lead candidate, EB-003, is the first known compound designed to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience. By leveraging a differentiated drug discovery platform and a growing library of patent protected chemical structures, Enveric is advancing a pipeline of novel compounds designed to promote neuroplasticity without hallucinogenic effects. Previously, Enveric was developing the EVM201 Series, and its lead drug candidate EB-002 (formerly EB-373), for the treatment of neuropsychiatric disorders. The EVM201 series comprised next generation synthetic prodrugs of the active metabolite, psilocin. In the fourth quarter of 2024, Enveric out-licensed the EVM201 Series program to MycoMedica Life Sciences, who will seek to develop, manufacture, and commercialize EB-002, in exchange for certain development and milestone payments to Enveric.

The Company unveiled an EVM401 Series on February 25, 2025, which is intended to broaden its pipeline with additional non-hallucinogenic molecules and strengthen the Company’s ability to target addiction and neuropsychiatric disorders for patients with limited options. While the Company intends to pursue development of the EVM401 Series, its primary focus is to develop its lead asset EB-003 in the EVM301 Series. The Company’s next step is to advance EB-003 into formal preclinical development studies in support of a future Investigational New Drug (“IND”) filing.

Reverse Stock Splits

The Company effected a 1-for-15 reverse stock split (“Reverse Stock Split”) on January 27, 2025, which began trading on a split-adjusted basis on January 29, 2025, pursuant to which every 15 shares of the Company’s issued and outstanding common stock, par value $0.01 per share (“Common Stock”), were reclassified as one share of Common Stock. The Reverse Stock Split had no impact on the par value of the Company’s Common Stock or the authorized number of shares of Common Stock. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split date of January 29, 2025 in these unaudited condensed consolidated financial statements are retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional share resulting from the Reverse Stock Split were rounded up to the next whole number of shares, upon which 7,283 roundup shares were issued in January 2025.

The Company effected a 1-for-12 reverse stock split (“Second Reverse Stock Split”) on October 23, 2025, which began trading on a split-adjusted basis on October 28, 2025, pursuant to which every 12 shares of the Company’s issued and outstanding Common Stock were reclassified as one share of Common Stock. The Second Reverse Stock Split had no impact on the par value of the Company’s Common Stock or the authorized number of shares of Common Stock. Unless otherwise indicated, all share and per share information prior to the Second Reverse Stock Split date of October 28, 2025 in these unaudited condensed consolidated financial statements are retroactively adjusted to reflect the Second Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional share resulting from the Second Reverse Stock Split were rounded up to the next whole number of shares, upon which 78,682 roundup shares were issued in November 2025.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $112,652,321 as of September 30, 2025 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $6,356,680 for the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the Company had a loss from operations of $6,580,525. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2025, the Company had cash of $3,757,594 and working capital of $3,259,655. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principal of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2025.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2024. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2025.

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

Foreign Currency Translation

From inception through September 30, 2025, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the reporting periods ended September 30, 2025 and 2024, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2025 and December 31, 2024, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 in an Australian financial institution, and less than C$100,000 at a Canadian financial institution.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company uses the two-class method to determine earnings per share only when the Company is in an income position. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2025 and 2024 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share. In accordance with ASC 260, 560 RSUs that were fully vested on September 30, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of September 30, 2025.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three and nine months ended September 30, 2025 and 2024 because the effect of their inclusion would have been anti-dilutive.

	For the three and nine months ended September 30, 2025	For the three and nine months ended September 30, 2024
Warrants to purchase shares of Common Stock	505,887	4,693
Restricted stock units - vested and unissued	276	115
Restricted stock units - unvested	22,835	1,954
Investment options to purchase shares of Common Stock	389	389
Options to purchase shares of Common Stock	129	129
Total potentially dilutive securities	529,516	7,280

Segment Reporting

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying unaudited condensed consolidated statements of operations for the presentation of consolidated loss from operations for the three and nine months ended September 30, 2025 and 2024. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2025 and December 31, 2024, the prepaid expenses and other current assets of the Company consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance	$186,671	$107,610
Prepaid other	124,463	152,894
Prepaid product development	59,106	—
Deferred offering costs	33,624	—
Prepaid value-added taxes	4,082	233,054
Total prepaid expenses and other current assets	$407,946	$493,558

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	September 30, 2025	December 31, 2024
Lab equipment	$794,932	$769,105
Computer equipment and leasehold improvements	26,961	26,073
Less: Accumulated depreciation	(625,372)	(489,401)
Property and equipment, net of accumulated depreciation	$196,521	$305,777

Depreciation expense was $40,369 and $42,626 for the three months ended September 30, 2025 and 2024, respectively and $119,193 and $128,438 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 5. ACCRUED LIABILITIES

As of September 30, 2025 and December 31, 2024, the accrued liabilities of the Company consisted of the following:

	September 30, 2025	December 31, 2024
Product development	$ 25,058	$ 350,421
Professional fees	191,446	103,968
Accrued franchise taxes	3,823	261,100
Other	1,851	19,609
Total accrued liabilities	$ 222,178	$ 735,098

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2025 and December 31, 2024, the Company had current liabilities of $0 and $232,891, respectively, due to related parties. This balance is related to payments due to board members of the Company.

Board member Sheila DeWitt has provided research and development services as an advisory consultant to the Company since May 2022. These services are provided as needed on an hourly basis. During the three and nine months ended September 30, 2025, the Company incurred $0 and $3,250, respectively, in service fees related to these services. Of these fees, $3,250 has been paid and there is no balance outstanding included in due to related parties on the unaudited condensed consolidated balance sheet as of September 30, 2025. During the three and nine months ended September 30, 2024, the Company incurred $37,000 and $132,000, respectively, in service fees related to these services.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Public Offering

On January 30, 2025, the Company commenced a best efforts public offering (the “Offering”) of an aggregate of (i) 102,444 shares (the “Shares”) of Common Stock of the Company, (ii) 36,444 pre-funded warrants (the “Pre-Funded Warrants”) to purchase 36,444 shares of Common Stock (the “Pre-Funded Warrant Shares”), (iii) 138,889 Series A warrants (the “Series A Warrants”) to purchase 138,889 shares of Common Stock (the “Series A Warrant Shares”), and (iv) 138,889 Series B warrants (the “Series B Warrants,” and together with the Series A Warrants, the “Warrants”) to purchase 138,889 shares of Common Stock (the “Series B Warrant Shares”). Each Share or Pre-Funded Warrant was sold together with one Series A Warrant to purchase one share of Common Stock and one Series B Warrant to purchase one share of Common Stock. The offering price for each Share and accompanying Warrants was $36.00, and the offering price for each Pre-Funded Warrant and accompanying Warrants was $35.9988. The Pre-Funded Warrants have an exercise price of $0.0012 per share, are exercisable immediately and will expire when exercised in full. Each Warrant has an exercise price of $36.00 per share and will be exercisable immediately upon issuance (“Initial Exercise Date”). The Series A Warrants expire on the five-year anniversary of the Initial Exercise Date. The Series B Warrants expire on the 18-month anniversary of the Initial Exercise Date.

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

Also pursuant to the Engagement Agreement, the Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 9,723 shares of Common Stock (the “Placement Agent Warrant Shares”) (which represents 7.0% of the Shares and Pre-Funded Warrants sold in the Offering). The Placement Agent Warrants have an exercise price of $45.00 per share (which represents 125% of the public offering price per Share and accompanying Warrants), expire on February 3, 2030, and are exercisable following the Initial Exercise Date. The grant date fair value of the Placement Agent Warrants were $147,564 on February 3, 2025 and were recorded as offering costs. The measurement of fair value of Placement Agent Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $21.72, exercise price of $45.00, term of five years, volatility of 106%, risk-free rate of 4.4%, and expected dividend rate of 0%).

As of September 30, 2025, a total of 36,444 shares of Common Stock have been issued due to exercises of the Pre-Funded Warrants. Prior to the inducement warrant transaction discussed below, 2,084 shares of Common Stock have been issued due to exercises of the Series B Warrants.

Inducement Warrant Transaction

On September 17, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders of the Company’s Series A Warrants and Series B Warrants originally issued in February 2025 (collectively, the “Existing Warrants”), which closed on September 18, 2025. Pursuant to the Inducement Letters, the holders agreed to exercise for cash their Existing Warrants to purchase 202,083 shares of the Company’s Common Stock, in the aggregate, at a reduced exercise price of $10.98 per share (from an original exercise price of $36.00 per share), in exchange for the Company’s agreement to issue new warrants (the “Series C Warrants” and “Series D Warrants,” collectively, the “Inducement Warrants”) to purchase up to 404,166 shares of the Company’s Common Stock under each series (the “Inducement Warrant Shares”). Pursuant to Nasdaq Listing Rule 5635(d), the Company is required to obtain approval from the Company’s stockholders before issuing any underlying Inducement Warrant Shares upon exercise of the Inducement Warrants (“Stockholder Approval”).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Series C Warrants have an exercise price of $10.98 per share and expire five years from the date Stockholder Approval is received. The Series D Warrants have the same exercise price and expire eighteen months from the date Stockholder Approval is received. The inducement warrant transaction closed on September 18, 2025. The Company received aggregate gross proceeds of $2,218,873 from the exercise of the Existing Warrants by the holders.

All of the Inducement Warrants issued in connection with the inducement warrant transaction were determined to be equity classified in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging.

The Company engaged the Placement Agent to act as its exclusive placement agent in connection with the transactions summarized above and agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds as well as a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the Existing Warrants, plus reimbursement for certain expenses and the issuance of 14,146 placement agent warrants. The placement agent warrants have the same terms as the Series C Warrants, except the placement agent warrants have an exercise price of $13.7256 per share. The grant date fair value of these placement agent warrants was estimated to be $90,000 on September 18, 2025 and was charged to additional paid-in capital as issuance costs. The Company also incurred legal and other offering-related fees of $334,659, which were similarly charged to additional paid-in capital.

The Company agreed to file a registration statement on Form S-3 covering the resale of the Inducement Warrant Shares issued or issuable upon the exercise of the Inducement Warrants within 10 days of entering into the Inducement Letters. Pursuant to the Inducement Letters, the Company agreed not to issue any shares of Common Stock or Common Stock equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) for a period ending on October 2, 2025. The Company also agreed not to effect or agree to effect any variable rate transaction (as defined in the Inducement Letters) until September 17, 2026.

In connection with this inducement warrant transaction, the Company determined the fair value of the Existing Warrants immediately prior to the Inducement Letters and the intrinsic value of the Existing Warrants immediately after the modification. The fair value of the Existing Warrants immediately prior to the Inducement Letters was $636,662 and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.6%; (2) expected life in years of 4.38 and 0.88 for the Series A Warrants and Series B Warrants, respectively (3) expected stock volatility of 129.0% and 134.0% for the Series A Warrants and Series B Warrants, respectively; and (4) expected dividend yields of 0%). The reduced Existing Warrants were exercisable at market price and therefore had no fair value.

The measurement of fair value of the Inducement Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rates of 3.6% and 3.5% for the Series C Warrants and Series D Warrants, respectively; (2) expected life in years of 5.23 and 1.73 for the Series C Warrants and Series D Warrants, respectively; (3) expected stock volatility of 126.0% and 125.0% for the Series C Warrants and Series D Warrants, respectively; and (4) expected dividend yields of 0%). The grant date fair value of these Inducement Warrants was estimated to be $2,150,111 on September 18, 2025 and is reflected within additional paid-in capital as of September 30, 2025. The deemed dividend, calculated as the difference between the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original warrant terms, was $1,513,449. In accordance with ASC 260, earnings per share, the deemed dividend was also recorded as an increase in net loss available to common stockholders for purposes of calculating net loss per share.

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

As of September 30, 2025, the Company has issued 110,242 shares under the ATM Agreement for net cash proceeds of $1,636,799.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

2020 Long-Term Incentive Plan, as amended (“Incentive Plan”)

Effective March 21, 2025, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 24,978 shares. On March 24, 2025, the Company registered for resale on Form S-8 the additional shares as a result of the equitable adjustment. As of September 30, 2025, the total number of shares available for grant under the Incentive Plan was 7,549.

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended September 30, 2025 and 2024 was $414 and $414, respectively.

The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the nine months ended September 30, 2025 and 2024 was $1,242 and $(5,854), respectively.

As of September 30, 2025, the Company had $690 in unamortized stock option expense, which will be recognized over a weighted average period of 0.40 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the nine months ended September 30, 2025:

	Number of shares	Weighted average fair value
Non-vested at December 31, 2024	3,992	$288.96
Granted	19,564	15.24
Forfeited	—	—
Vested	(721)	1,060.04
Non-vested at September 30, 2025	22,835	$30.10

For the three months ended September 30, 2025 and 2024, the Company recorded $186,567 and $369,200, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2025 and 2024, the Company recorded $585,847 and $1,096,570, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, the Company had unamortized stock-based compensation costs related to restricted stock units of $604,895 which will be recognized over a weighted average period of 2.87 years. As of September 30, 2025, 836 restricted stock units are vested without shares of Common Stock being issued, with all of these shares due as of September 30, 2025.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense for RSUs:
General and administrative	$96,716	$162,042	$291,776	$476,513
Research and development	89,851	207,158	294,071	620,057
Total	$186,567	$369,200	$585,847	$1,096,570

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2025:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at December 31, 2024	4,668	$6,440.40	2.7	$—
Issued	742,238	13.49	—	—
Exercised	(240,611)	9.32	—	—
Forfeited	(408)	6,730.20	—	—
Outstanding at September 30, 2025	505,887	68.73	3.2	—

Exercisable at September 30, 2025	87,588	$344.10	2.8	$—

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

The Company has not earned any revenue related to this License Agreement as of September 30, 2025.

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

The Company has not earned any revenue related to this Agreement as of September 30, 2025.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

The Company has not earned any revenue related to these agreements as of September 30, 2025.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between one and 12 months. These agreements, in aggregate, commit the Company to approximately $2.0 million in future cash payments.

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

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to:

●	our belief that EB-003 is the first known compound to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience;
●	our intention to broaden our pipeline with additional non-hallucinogenic molecules with the unveiling of the EVM401 Series;
●	our belief that the EVM401 Series will strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options;
●	our intention to pursue the EVM401 Series, but primarily focus on developing our lead asset EB-003 in the EVM301 Series;
●	our belief that factors exist that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements;
●	management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending;
●	our belief that adequate additional financing may not be available to the Company on acceptable terms, or at all;
●	our belief that should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities;
●	our exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar;
●	our belief that the outcome of such legal proceedings that the Company may periodically be engaged in the normal course of business will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows;
●	our belief that our lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient;
●	the advancement of EB-003 through preclinical studies and aim of initiating the first-in-human studies to asses safety and tolerability including non-hallucinogenic properties, followed by clinical trial targeting the treatment of depression or other neuropsychiatric disorders;
●	our intention to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research;
●	our plan to submit filings including Investigational New Drug (“IND”) applications and, eventually, new drug applications (NDAs) to seek approval with the U.S. Food and Drug Administration (FDA) and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates;
●	our belief that we have regained compliance with Nasdaq Listing Rule 5550(b)(1); and
●	our success at managing the risks involved in the foregoing.

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

Business Overview

Enveric a biotechnology company focused on developing next-generation, small-molecule neuroplastogenic therapeutics that address unmet needs in psychiatric and neurological disorders. By leveraging a differentiated drug discovery platform and a growing library of patent protected chemical structures, it is advancing a pipeline of novel compounds designed to promote neuroplasticity without hallucinogenic effects. The Company’s lead candidate, EB-003, is the first known compound designed to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience.

Enveric’s lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. EB-003 is a novel derivative of N,N-Dimethyltryptamine. It is currently advancing through preclinical studies with the aim of initiating first-in-human studies to assess safety and tolerability including non-hallucinogenic properties, followed by clinical trials targeting the treatment of depression or other neuropsychiatric disorders.

The Company intends to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research. The Company plans to submit filings including Investigational New Drug (“IND”) applications and, eventually, new drug applications (NDAs) to seek approval with the U.S. Food and Drug Administration (FDA) and with responsible regulatory agencies in other jurisdictions, in connection with its product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans. Enveric’s next step is to advance EB-003 into formal preclinical development studies in support of a future IND filing.

The Company unveiled an EVM401 Series on February 25, 2025, which is intended to broaden its pipeline with additional non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options. While the Company intends to pursue development of the EVM401 Series, its primary focus is to develop its lead asset EB-003 in the EVM301 Series.

Recent Developments

At the Market Offering

The Company entered into an at the market offering agreement, or the (“ATM Agreement”), with H.C. Wainwright & Co., LLC, or (“Wainwright”), acting as sales agent, on April 9, 2025, relating to shares of Common Stock. Under the ATM Agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $1,854,151 from time to time through Wainwright. As of September 30, 2025 the Company has issued 110,242 shares under the ATM Agreement for net cash proceeds of $1,636,799.

Inducement Warrant Transaction

On September 17, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain Holders of the Company’s Series A Warrants and Series B Warrants originally issued in February 2025 (the “Existing Warrants”), which closed on September 18, 2025. Pursuant to the Inducement Letters, the Holders agreed to exercise for cash their Existing Warrants to purchase 202,083 shares of the Company’s Common Stock, in the aggregate, at a reduced exercise price of $10.98 per share (from an original exercise price of $36.00 per share), in exchange for the Company’s agreement to issue new warrants (the “Series C Warrants” and “Series D Warrants,” collectively, the “Inducement Warrants”) to purchase up to 404,166 shares of the Company’s Common Stock under each series (the “Inducement Warrant Shares”). Pursuant to Nasdaq Listing Rule 5635(d), we are required to obtain approval from the Company’s stockholders before issuing any underlying Inducement Warrant Shares upon exercise of the Inducement Warrants (“Stockholder Approval”).

The Series C Warrants have an exercise price of $10.98 per share and expire five years from the date Stockholder Approval is received. The Series D Warrants have the same exercise price and expire eighteen months from the date Stockholder Approval received. The inducement warrant transaction closed on September 18, 2025. The Company received aggregate gross proceeds of $2,218,873 from the exercise of the Existing Warrants by the Holders.

The Company engaged Wainwright to act as its exclusive placement agent in connection with the transactions and agreed to pay Wainwright a cash fee equal to 7.0% of the gross proceeds as well as a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the Existing Warrants.The placement agent warrants have the same terms as the Inducement Warrants, except the placement agent warrants have an exercise price of $13.7256 per share. The grant date fair value of these placement agent warrants was estimated to be $90,000 on September 18, 2025 and was charged to additional paid-in capital as issuance costs. The Company also incurred legal and other offering-related fees of $334,659, which were similarly charged to additional paid-in capital.

Nasdaq Listing

On August 26, 2025, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(1). On October 23, 2025, the Company filed a Current Report on Form 8-K indicating that it believed as a result of the inducement warrant transaction (described above), its stockholders’ equity exceeded $2.5 million as required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). On October 24, 2025, the Company received a letter from the Staff determining that the Company regained conditional compliance subject to evidencing compliance upon filing its next periodic report. In this Quarterly Report on Form 10-Q for the period ended September 30, 2025, the Company reports $3,456,176 in stockholders’ equity.

On October 22, 2025, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing price for the Company’s Common Stock had fallen below $1.00 per share for 30 consecutive trading days, the Company was no longer in compliance with the requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). The Company effected a 1-for-12 reverse stock split on October 23, 2025, which began trading on a split-adjusted basis on October 28, 2025. As a result, the Company’s stock price has traded above the minimum bid price requirement since October 28, 2025 through the date of this report. On November 12, 2025, the Company received notice that it has regained compliance with the bid price requirement in Listing Rule 5550(a)(2) and that the Company is therefore in compliance with the Nasdaq Capital Market’s listing requirements.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
	2025	2024
Operating expenses
General and administrative	$1,431,157	$1,195,661
Research and development	402,417	802,717
Depreciation and amortization	40,369	84,814
Total operating expenses	1,873,943	2,083,192

Loss from operations	(1,873,943)	(2,083,192)

Other income (expense)
Other expense	—	(623)
Interest income (expense), net	274	(217)
Total other income (expense)	274	(840)

Net loss before income taxes	$(1,873,669)	$(2,084,032)

Income tax expense	—	—

Net loss	$(1,873,669)	$(2,084,032)

General and Administrative Expenses

Our general and administrative expenses increased to $1,431,157 for the three months ended September 30, 2025 from $1,195,661 for the three months ended September 30, 2024, an increase of $235,496, or 20%. This change was primarily driven by increases in marketing expense of $155,134, Delaware Franchise Tax of $103,100, and legal expense of $39,634, offset by decreases in stock based compensation expense of $65,326.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2025 were $402,417 as compared to $802,717 for the three months ended September 30, 2024, for a decrease of $400,300, or approximately 50%. This change was primarily driven by a decrease in CRO costs of $264,384, salaries and wages of $148,103, research costs of $128,027, and product development costs of $63,858, partially offset by an increase in consulting fees of $197,858.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2025 was $40,369 as compared to $84,814 for the three months ended September 30, 2024, with a decrease of $44,445, or approximately 52%, due to full amortization of the Company’s intangible assets during the first quarter of 2025.

The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Operating expenses
General and administrative	$4,010,313	$4,329,565
Research and development	2,408,839	1,873,873
Depreciation and amortization	161,373	255,002
Total operating expenses	6,580,525	6,458,440

Loss from operations	(6,580,525)	(6,458,440)

Other income (expense)
Other income	2,565	39,386
Interest income (expense), net	144	444
Total other income (expense)	2,709	39,830

Net loss before income taxes	$(6,577,816)	$(6,418,610)

Income tax expense	—	(1,731)

Net loss	$(6,577,816)	$(6,420,341)

General and Administrative Expenses

Our general and administrative expenses decreased to $4,010,313 for the nine months ended September 30, 2025 from $4,329,565 for the nine months ended September 30, 2024, a decrease of $319,252, or 7%. This change was primarily driven by decreases in director fees of $150,252, stock compensation expense of $177,643, insurance fees of $76,089, and accounting fees of $62,226, partially offset by an increase in marketing expense of $192,763.

Research and Development Expenses

Our research and development expense for the nine months ended September 30, 2025 was $2,408,839 as compared to $1,873,873 for the nine months ended September 30, 2024 with an increase of $534,966, or approximately 29%. This increase was primarily driven by an increase in consulting fees of $1,334,313, and a prior year gain that was realized during the nine months ended September 30, 2024 related to the Australian R&D tax incentive of $291,439, offset by a decrease in CRO costs of $508,774, salaries and wages of $442,648, lab costs of $49,169, product development costs of $30,974, research costs of $45,146, and rent expense of $28,332.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2025 was $161,373 as compared to $255,002 for the nine months ended September 30, 2024, for a decrease of $93,629, or approximately 37%, primarily related to full amortization of the Company’s intangible assets in the first quarter of 2025.

Going Concern, Liquidity and Capital Resources

The Company has incurred losses since inception resulting in an accumulated deficit of $112,652,321 as of September 30, 2025 and further losses are anticipated in the development of its business. For the nine months ended September 30, 2025, the Company had a loss from operations of $6,580,525. Further, the Company had operating cash outflows of $6,356,680 for the nine months ended September 30, 2025. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2025, the Company had cash of $3,757,594 and working capital of $3,259,655. The Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table sets forth a summary of cash flows for the years presented:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,356,680)	$(6,414,590)
Net cash provided by financing activities	7,890,361	7,210,386
Effect of foreign exchange rate on changes on cash	(17,113)	27,910
Net increase in cash	$1,516,568	$823,706

Operating Activities

Net cash used in operating activities was $6,356,680 during the nine months ended September 30, 2025, which consisted primarily of a net loss adjusted for non-cash items of $5,960,602, a decrease in prepaid expenses and other current assets of $132,795, a decrease in related party payable of $232,891 and a decrease in accounts payable and accrued liabilities of $295,982.

Net cash used in operating activities was $6,414,590 during the nine months ended September 30, 2024, which consisted primarily of a net loss adjusted for non-cash items of $5,114,009, an increase in prepaid expenses and other current assets of $3,674, and a decrease in accounts payable and accrued liabilities of $1,296,907.

Financing Activities

Net cash provided by financing activities was $7,890,361 during the nine months ended September 30, 2025, which consisted of $4,244,467 in net proceeds from a best efforts public offering of Common Stock, Pre-Funded Warrants, and Series A and Series B Warrants (the “Offering”), $2,009,095 in proceeds from the exercise of warrants, and $1,636,799 in net proceeds from the sale of Common Stock through the ATM Agreement.

Net cash provided by financing activities was $7,210,386 during the nine months ended September 30, 2024, which consisted of $1,804,819 from the net proceeds received from the stock subscription receivable, $2,676,980 for the exercise of the inducement warrants, $2,290,186 for the Common Stock sold under a distribution agreement, net of offering costs, and $599,862 for the Common Stock sold under the Purchase Agreement, offset by $161,461 offering costs previously accrued for the inducement warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is foreign currency exchange rate risk. From inception through September 30, 2025, the Company’s reporting currency is the United States dollar while the functional currency of certain of the Company’s subsidiaries were the Canadian dollar and Australian dollar. For the reporting periods ended September 30, 2025 and September 30, 2024, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the U.S. dollar.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Other than the changes being undertaken as part of the Company’s remediation plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ending September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 21, 2025)
3.5	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.6	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
3.7	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.8	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.9	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.14 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.15 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.16 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.4	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.17 of the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.5	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
4.6	Form of Series D Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of our company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
10.1	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2025.

Enveric Biosciences, Inc.

By:	/s/ Joseph Tucker
Name:	Joseph Tucker, Ph.D.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Coveney
Name:	Kevin Coveney
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

