Form 10-K
period 2025-12-31
Enveric Biosciences, Inc.
filed 2026-03-27
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended: December 31, 2025

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

(617) 444-8400

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on a closing price of $14.52 per share, was approximately $3.6 million.

As of March 24, 2026, there were 1,887,535 shares outstanding of the registrant’s common stock (par value $0.01 per share).

DOCUMENTS INCORPORATED BY REFERENCE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”) incorporates portions of the Company’s proxy statement for its Annual Meeting of Stockholders by reference into Part III. The registrant will file its proxy statement with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by this Annual Report. Additionally, portions of Part II of this Annual Report are incorporated by reference from the F-pages attached hereto.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report, including the documents that we incorporate by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but are not always, made through the use of words or phrases such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions, or the negative of these terms, or similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report, and in particular those factors referenced in the section entitled “Risk Factors.” Specific forward-looking statements in this Annual Report include statements, among others, regarding:

●	our belief that the industry and market data used throughout this Annual Report which are based on assumptions made by us based on such data and our knowledge of our industry are reasonable;

●	our belief that EB-003 is the first known compound to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience;

●	our belief that our lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient;

●	the advancement of EB-003 through preclinical studies and aim of initiating the first-in-human studies to asses safety and tolerability including non-hallucinogenic properties, followed by clinical trial targeting the treatment of depression or other neuropsychiatric disorders;

●	our intention to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research;

●	our intention to broaden our pipeline with additional non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options by unveiling EVM401;

●	our intention to pursue development of the EVM401 Series, but primarily focus on developing our lead asset EB-003 in the EVM301 Series;

●	our intention to use the net proceeds from this offering for product development, working capital, and general corporate purposes;

●	our plan to submit filings including Investigational New Drug (“IND”) applications and, eventually, new drug applications (“NDAs”) to seek approval with the U.S. Food and Drug Administration (“FDA”) and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates;

●	our belief that if we continue to pursue the development of MagicMed’s proprietary library, the Psybrary™, it will help us to identify and develop the right drug candidates needed to address mental health challenges, including depression, anxiety, and addiction disorders;

●	our intention to both continue to internally develop new drug candidates with associated intellectual property and to acquire, through in-licensing, additional intellectual property from pharmaceutical and biotechnology companies and research institutions;

●	the intended target for development of such conjugates is alleviating pain, specifically the pain of osteoarthritis, rheumatoid arthritis, and cancer, with the goal of achieving improved and novel therapeutic outcomes for patients;

●	the license from Diverse Biotech is paid-up and no further liability to Diverse Biotech should arise from any commercialization activities by Akos Biosciences, Inc. or its sublicensees;

●	our belief that the licensed-in conjugates have the potential for efficacy that will differentiate their performance against target diseases over simple combination therapies of drugs and cannabinoids;

●	our intention to combine innovative scientific discoveries and bio-chemical synthesis, along with accelerated clinical development plans to create, develop and progress novel therapies using psychedelic-inspired medications and similar compounds;

●	our plan to submit filings including CTA, IND applications and, eventually, NDAs to seek approval with the US FDA and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates;

●	our intention to leverage the broad expertise of our advisors by seeking their counsel on important topics relating to our product development and clinical development programs;

●	our belief that our relationships with certain academic partners have the potential to accelerate our product development, market entry, data collection, analysis and advancement of clinical trials;

●	our belief that while our scientific knowledge and technology and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions;

●	our intention to focus on the development of novel and viable psychedelic-inspired drug candidates for mental illnesses and unmet medical needs, and partner with pharmaceutical and other drug development and biotechnology companies in developing and commercializing psychedelic-inspired medicines for diverse psychological and neuropsychiatric indications, which will be fundamentally composed of the psychedelic-inspired drug candidates contained in the Psybrary™;

●	our belief that while our technology, knowledge and experience as well as the scientific resources at our disposal provide us with significant competitive advantages, we face potential competition from many different sources;

●	our belief that our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize medicines that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop;

●	our belief that regarding our Psybrary™ and the intellectual property kept and developed therein, our success depends on our ability to protect our intellectual property and our ability to achieve and maintain key partnerships aimed at the development, licensing and marketing of psychedelic-inspired medicines without infringing on the proprietary rights of others;

●	our belief that our competitors may use publicly available information to gain knowledge regarding the design and progress of our development programs;

●	our belief that if we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution;

●	our belief that we have good relationships with our employees; and

●	other statements described in the “Risk Factors” section of this Annual Report.

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

We have included important factors in the cautionary statements included in this Annual Report and the documents we incorporate by reference herein and, particularly in the “Risk Factors” sections of these documents, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. No forward-looking statement is a guarantee of future performance.

You should read this Annual Report and the documents that we incorporate by reference herein completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements in this Annual Report and the documents we incorporate by reference herein represent our views as of the date of this Annual Report. We anticipate that subsequent events and developments will cause our views to change. However, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

PART I

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Enveric,” “we,” “us,” “our,” and similar terms refer to Enveric Biosciences, Inc. and its subsidiaries.

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

On May 24, 2021, we entered into an Amalgamation Agreement (the “Amalgamation Agreement”) with 1306432 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“HoldCo”), 1306436 B.C. Ltd., a corporation existing under the laws of the Province of British Columbia and a wholly-owned subsidiary of HoldCo (“Purchaser”), and MagicMed Industries Inc., a corporation existing under the laws of the Province of British Columbia (“MagicMed”), pursuant to which, among other things, we, indirectly through Purchaser, acquired all of the outstanding securities of MagicMed in exchange for securities of the Company by way of an amalgamation under the British Columbia Business Corporations Act (the “Amalgamation”), upon the terms and conditions set forth in the Amalgamation Agreement, such that, upon completion of the Amalgamation, the amalgamated corporation (“Amalco”) became an indirect wholly-owned subsidiary of the Company. The Amalgamation was completed on September 16, 2021.

Our principal corporate office is located at Enveric Biosciences, Inc., 245 First Street, Riverview II, 18th Floor, Cambridge, MA 02142, telephone (617) 444-8400. Our internet address is https://www.enveric.com/, and the information included in, or linked to our website is not part of this Annual Report. We have included our website address in this Annual Report solely as a textual reference.

Business Overview

We are a biotechnology company focused on developing next-generation, small-molecule neuroplastogenic therapeutics that address unmet needs in psychiatric and neurological disorders. By leveraging a differentiated drug discovery platform and a growing library of patent protected chemical structures, we are advancing a pipeline of novel compounds designed to promote neuroplasticity without hallucinogenic effects. Our lead candidate, EB-003, is the first known compound designed to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience.

Our lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. EB-003 is a novel derivative of N,N-Dimethyltryptamine (“DMT”). It is currently advancing through preclinical studies with the aim of initiating first-in-human studies to assess safety and tolerability including non-hallucinogenic properties, followed by clinical trials targeting the treatment of depression or other neuropsychiatric disorders.

We intend to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research. We plan to submit filings including IND applications and, eventually, NDAs to seek approval with the FDA and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans. Our EB-003 program has completed short-term dose-range finding toxicology studies and is now ready to advance into IND-enabling, GLP compliant safety pharmacology, ADMET and longer-term toxicology studies.

We unveiled an EVM401 Series on February 25, 2025, which is intended to broaden our pipeline with additional non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options. While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series.

Neuroplastogens

Following the Amalgamation with MagicMed in September 2021, we have continued to pursue the development of MagicMed’s proprietary library, the Psybrary™, which we believe will help us to identify and develop the right drug candidates needed to address mental health challenges, including depression, anxiety, and addiction disorders. We synthesize novel phenylalkylamines and indolethylamines, using a mixture of chemistry and synthetic biology, resulting in the expansion of the Psybrary™, which currently includes 20 patent families with claims covering a million potential molecular structures, over one thousand of which we have so far synthesized in sufficient quantities to identify and hundreds of which we have screened for receptor binding and other relevant activities.

We developed certain intellectual property rights around the trademark PsyAI™ for potential use. On March 6, 2025, we announced that we were soliciting Requests-For Proposals (“RFPs”) for the license or sale of its PsyAI™ trademark portfolio as a means of maximizing value for an asset which is no longer strategic given our focus on drug development. This limited portfolio of US and Canadian trademark assets is held by its subsidiary, Enveric Biosciences Canada, Inc. We expected the period for RFPs to remain open until August 31, 2025, with a decision to follow within three (3) months thereafter. No satisfactory offer for the PsyAI trademark portfolio was made during the RFP period. Accordingly, the PsyAI trademark remains an asset of Enveric Biosciences Canada, Inc. and is being further evaluated in view of the importance of the term “AI” in commerce.

At this stage, we have entered into several non-binding term sheets with strategic partners to out-license certain molecules from the Psybrary™ platform. Enveric Biosciences, Inc. licensed out its EVM201 portfolio to MycoMedica Life Sciences, PBC on November 7, 2024, as announced at https://www.enveric.com/news/enveric-biosciences-signs-out-licensing-agreement-with-mycomedica-life-sciences-for-eb-002/. There are no outstanding term sheets pending for any molecules in the Psybrary platform.

The development status of EB-003 is shown in the table below:

Product Candidates	Targeted Indications	Status	Expected Next Steps
EB-003 Psychedelic-inspired drug candidate	Mental health indication	Preclinical Development	IND Filing

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

The current focus of our intellectual property is in neuroplastogens, including multiple portfolios of psychedelic-inspired compounds and formulations and methods of making, using, and treating mental and neurological disorders. In addition, we have intellectual property related to computer assisted methods of discovering promising novel psychedelic-inspired compounds.

Psychedelic-Inspired Compounds

We own rights to 19 active patent families related to compounds that are phenylalkylamine and indolethylamine derivatives. The 19 patent families are represented by a total of 24 issued United States patents and 59 pending United States and non-United States patent applications for treatment of mental disorders, such as depression, anxiety, addiction, and other neuropsychiatric conditions.

The active patent portfolios include the following published and unpublished applications:

●	Glycosylated Psilocybin Derivatives and Methods of Using (WO 2022/040802)

●	Halogenated Psilocybin Derivatives and Methods of Using (WO2022/047579)

●	Hydroxylated Psilocybin Derivatives and Methods of Using (WO2022/047580)

●	Nitrated Psilocybin Derivatives and Methods of Using (WO 2022/047583)

●	Aminated Psilocybin Derivatives and Methods of Using (WO2023/044556)

●	Nitrilated Psilocybin Derivatives and Methods of Using (WO2022/104475)

●	Carboxylated Psilocybin Derivatives and Methods of Using (WO2022/115944)

●	Aldehyde and Ketone Derivatives of Psilocybin and Methods of Using (WO2022/115960)

●	Prenylated Psilocybin Derivatives and Methods of Using (WO2022/155751)

●	Multi-substituent Psilocybin Derivatives and Methods of Using (WO2022/170438)

●	N-Heterocycle Substituted Tryptamine Derivatives and Methods of Using (WO2025/189271)

●	C-4 Substituted Tryptamine Derivatives and Methods of Using (WO2023/173227)

●	C-4 Carboxylic Acid Substituted Tryptamine Derivatives and Methods of Using (WO2023/173196)

●	C-4 Carbanothioate Substituted Tryptamine Derivatives and Methods of Using (WO2023/173197)

●	Salts of C4-Carboxylic Acid and C4-Carbonothioate-substituted Tryptamine Derivatives and Methods of Using (WO 2023/173229)

●	Fused Heterocyclic Mescaline Derivatives (WO2024/026568A1)

●	C1-Substituted Isopropylamine Fused Heterocyclic Mescaline Derivatives (WO2024/086933)

●	Substituted N- Propylamine Fused Heterocyclic Mescaline Derivatives (WO2024/103185)

●	Substituted Ethylamine Fused Heterocyclic Mescaline Derivatives (WO2024/124353)

Cannabinoid Conjugates and Formulations

We own rights held by our wholly owned subsidiary Akos Biosciences, Inc. to two active patent families related to cannabinoids. Both patent families are licensed out to unrelated third parties. One patent family relates to cannabinoid crème formulations for treatment of radiation dermatitis, is licensed to Aries Science & Technology, LLC, and comprises one United States patent, one Australian patent, and one pending European patent application. See https://www.enveric.com/news/aries-science-technology-and-enveric-biosciences-announce-licensing-agreement/. The other patent family relates to cannabinoid conjugates in combination with COX-2 inhibitors for treatment of pain and joint disease, is licensed under two separate licenses for pharmaceutical and non-pharmaceutical uses to Restoration Biologics, LLC, and comprises three United States patents, and three pending patent applications in the United States and other countries. A portfolio of cannabinoid conjugate technology licensed in from Diverse Biotech, Inc., is sublicensed to Restoration Biologics, LLC as part of the licenses to Restoration Biologics, LLC. See https://www.enveric.com/news/enveric-biosciences-and-restoration-biologics-announce-licensing-agreements-to-treat-joint-disease/

The active cannabinoid patent portfolios include the following published and unpublished applications:

●	Compositions for topical treatment of radiation dermatitis (WO2023154264)

●	Cannabinoid Conjugate Molecules (WO2023150057)

Diverse Biotech, Inc. In-License, sublicensed out to Restoration Biologics, LLC

We hold limited rights to patent applications owned by Diverse Biotech, Inc. for the use of cannabinoids in conjugate form with five existing, standard-of-care drugs (celecoxib and four selected steroids) via Diverse Biotech’s patent pending conjugate drug delivery platform. Rights granted by Diverse Biotech to Enveric have been assigned to our wholly owned subsidiary, Akos Biosciences, Inc. Those rights extend to all fields of use. The intended target for development of such conjugates is alleviating pain, specifically the pain of osteoarthritis, rheumatoid arthritis, and cancer, with the goal of achieving improved and novel therapeutic outcomes for patients. The license from Diverse Biotech is paid-up and no further liability to Diverse Biotech should arise from any commercialization activities by Akos Biosciences, Inc. or its sublicensees.

The in-licensed Diverse Biotech, Inc. portfolio includes two patent families comprising two issued United States patents and 14 pending United States and non-United States applications. Those patents and applications disclose conjugate chemistry that combines cannabinoids with existing drugs in conjugate form. The issued and pending claims of patents in the Diverse Biotech portfolio all appear to be for different conjugates than those for which the portfolio was originally licensed in from Diverse Biotech. Regardless, we believe that the licensed-in conjugates have the potential for efficacy that will differentiate their performance against target diseases over simple combination therapies of drugs and cannabinoids. The license extends for as long as Akos Biosciences and its sublicensee intend to develop and commercialize the licensed Agents and Products. Issued patents in the Diverse Biotech portfolio may expire as late as 2040.

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

We plan to submit filings including Clinical Trial Applications (“CTA”), IND applications and, eventually, NDAs to seek approval with the US FDA and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans.

Our EB-003 program has completed short-term dose-range finding toxicology studies and is now ready to advance into IND-enabling, GLP compliant safety pharmacology, ADMET and longer-term toxicology studies.

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

Our current scientific advisors are set forth in the table below:

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

Maurizio Fava, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Maurizio Fava is Chair, Mass General Brigham Academic Centers Psychiatry Department, Psychiatrist-in-Chief of the Massachusetts General Hospital (“MGH”), executive director of the Clinical Trials Network and Institute, associate dean for clinical and translational research, and the Slater Family Professor of Psychiatry at Harvard Medical School. Dr. Fava is a world leader in the field of depression. He has edited eight books and authored or co-authored more than 900 original articles published in medical journals with international circulation, articles which have been cited more than 95,000 times in the literature and with an H index greater than 150. Dr. Fava founded and was director of MGH’s Depression Clinical and Research Program from 1990 until 2014. Under Dr. Fava’s direction, the Depression Clinical and Research Program became one of the most highly regarded depression programs in the country, a model for academic programs that link, in a bi-directional fashion, clinical and research work. In 2007, he also founded and is now the executive director of the MGH Psychiatry Clinical Trials Network and Institute, the first academic CRO specialized in the coordination of multi-center clinical trials in psychiatry.

Stephen M. Stahl, M.D., Ph.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Stephen Stahl has held faculty positions at Stanford University, the University of California at Los Angeles, the Institute of Psychiatry London, the Institute of Neurology London, and, currently, as Clinical Professor of Psychiatry and Neuroscience at the University of California Riverside, Adjunct Professor of Psychiatry at the University of California San Diego and as Honorary Fellow in Psychiatry at the University of Cambridge. Dr. Stahl serves as editor-in-chief of CNS Spectrums and is Senior Academic Advisor and Director of Psychopharmacology for the California Department of State Hospitals where he has a leadership role in addressing violence and decriminalization of the seriously mentally ill. Author of over 575 articles and chapters with an H index of 69, and more than 2000 scientific presentations and abstracts, Dr. Stahl is an internationally renowned clinician, researcher, and teacher in psychiatry with subspecialty expertise in psychopharmacology. Dr. Stahl has written over 50 textbooks and edited 15 others, including the best-selling and award-winning textbook, Stahl’s Essential Psychopharmacology, now in its fifth edition, and the best-selling and award-winning clinical manual, Essential Psychopharmacology Prescriber’s Guide, now in its seventh edition.

John Krystal, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. John Krystal is the Robert L. McNeil, Jr., Professor of Translational Research; Professor of Psychiatry, Neuroscience, and Psychology; Chair of the Department of Psychiatry at Yale University; and Chief of Psychiatry and Behavioral Health at Yale-New Haven Hospital. He is a graduate of the University of Chicago, Yale School of Medicine, and the Yale Psychiatry Residency Training Program. He has published extensively on neurobiology and treatment of schizophrenia, alcoholism, PTSD, and depression. Notably, his laboratory discovered the rapid antidepressant effects of ketamine in humans. Dr. Krystal directs/co-directs the Yale Center for Clinical Investigation (CTSA), NIAAA Center for the Translational Neuroscience of Alcoholism, and Clinical Neuroscience Division of the National Center for PTSD (VA). He is a member of the U.S. National Academy of Medicine; co-director of the Neuroscience Forum of the U.S. National Academies of Sciences, Engineering, and Medicine; Fellow of the American Association for the Advancement of Science; and editor of Biological Psychiatry (IF=13.382). Previously, Dr. Krystal chaired the NIMH Board of Scientific Counselors and has served as a member of the NIMH National Mental Health Advisory Council and the NIAAA National Alcohol Advisory Council. He also previously served as the president of the American College of Neuropsychopharmacology and the International College of Neuropsychopharmacology.

Michael Liebowitz, M.D. has served as a Scientific Advisor of Enveric since 2022. Dr. Michael Liebowitz is a Professor of Psychiatry at Columbia University and New York State Psychiatric Institute (“NYSPI”) and is currently Director at Medical Research Network where he is engaged in clinical trials for depression, anxiety, binge eating, ADHD, PTSD, and borderline personality disorders. Dr. Liebowitz completed his fellowship in psychopharmacology at the Depression Evaluation Service at NYSPI, where he helped develop and validate the DSM criteria for atypical depression. Dr. Liebowitz established the Anxiety Disorders Clinic at NYSPI, the first research clinic to specialize in anxiety disorders in the United States. Over the next two decades, Dr. Liebowitz and colleagues helped refine treatments for panic disorder, broadened the diagnostic criteria and established medication treatment for social anxiety disorder, and collaborated in clinical trials comparing medications and behavioral treatments for several anxiety disorders. Dr. Liebowitz developed the Liebowitz Social Anxiety Scale which has been the primary outcome measure for several registration programs in social anxiety disorder and is used worldwide as a research and clinical measure.

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

Government Regulation and Product Approvals

Pharmaceutical companies in the U.S. are subject to extensive regulation by the federal government, principally by the FDA under the Federal Food, Drug and Cosmetic Act, (“FDCA”) and its implementing regulations, and, to a lesser extent, by state and local governments. Before our prescription drug products may be marketed in the U.S., they must be reviewed and approved by the FDA for commercial sale and distribution. We are also subject to regulation under federal, state and local laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and future local, state, federal and foreign regulations. We cannot predict the extent to which we may be affected by legislative and other regulatory developments, including regulator enforcement priorities concerning our products and the healthcare industry in general.

The FDCA and other federal and state laws, govern the testing, manufacture, quality control, export and import, labeling, storage, record keeping, approval, pricing, advertising, promotion, sale and distribution of pharmaceutical products, including investigational drugs. Noncompliance with applicable requirements both before and after approval by FDA, can subject us, our third party manufacturers and other collaborative partners to administrative and judicial sanctions, such as, among other things, warning letters, civil and criminal fines and other monetary payments, recall or seizure of products, criminal proceedings, suspension or withdrawal of regulatory approvals, interruption or cessation of clinical trials, total or partial suspension of production or distribution, injunctions, limitations on or the limitation of claims we can make for our products, and refusal of the government to enter into supply contracts for distribution directly by governmental agencies, or delay in approving or refusal to approve NDAs. The FDA also has the authority to revoke or withhold approvals of new drug applications.

FDA must review and approve any “new drug,” for it to be legally marketed in the U.S. Our products are new drugs and require prior FDA review and approval. Such approval must be based on extensive data and evidence submitted in a NDA, including, but not limited to, adequate and well controlled laboratory and clinical investigations to demonstrate the safety and effectiveness of the drug product for its intended use(s) as well as the manufacturing suitability of the product. In addition to providing required safety and effectiveness data for FDA review and approval, a drug manufacturer’s practices and procedures must comply with current Good Manufacturing Practices (“CGMPs”), which apply to manufacturing, receiving, holding and shipping, and include, among other things, demonstration of product purity, consistent manufacturing and quality and at least six months of data supporting product expiration dating based on clinical registration batches. Accordingly, manufacturers must continue to expend time, money and effort in all applicable areas relating to quality assurance and regulatory compliance, including production and quality control to comply with CGMPs. Failure to so comply risks delays in approval of drug products and possible FDA enforcement actions, such as an injunction against shipment of products, the seizure of non-complying products, criminal prosecution and/or any of the other possible consequences described above. We are subject to periodic inspection by the FDA and the Drug Enforcement Administration (“DEA”), which inspections may or may not be announced in advance. Inspections may result in enforcement actions, such as Form FDA 483s, and other consequences of noncompliance with federal laws, as described above.

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

FDA New Drug Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and its implementing regulations, and other federal and state laws, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as imposition of clinical holds, FDA refusal to approve pending NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, civil penalties and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves pre-clinical laboratory and animal tests and the submission to the FDA of an IND, which must become effective before clinical research involving human subjects may commence. The premarket approval process requires, the sponsor to submit adequate tests by all methods reasonably applicable to show that the investigational drug is safe for use under the conditions prescribed, recommended or suggested in the proposed labeling. The sponsor must also submit substantial evidence, generally consisting of adequate, well-controlled clinical trials to establish that the drug will have the effect it purports or is represented to have under the conditions of use prescribed, recommended or suggested in the proposed labeling. Satisfaction of FDA premarket approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the investigational drug or disease.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the investigational drug. The conduct of the pre-clinical tests must comply with federal regulations, including the FDA’s Good Laboratory Practices regulations and the U.S. Department of Agriculture’s (“USDA”) regulations implementing the Animal Welfare Act. The results of pre-clinical testing are submitted to the FDA as part of an IND application along with supporting information, including, for example information about chemistry, manufacturing and controls for the investigational drug, and a proposed clinical trial protocol. Long-term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after an IND application is submitted.

A 30-day waiting period after the submission of each IND application is required prior to the commencement of clinical research involving human subjects. If the FDA has not imposed a clinical hold on the IND application or otherwise commented or questioned the IND application within this 30-day period, the clinical trial proposed in the IND application may begin.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations, (ii) in compliance with GCP (“Good Clinical Practice”), an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND application.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial subjects. The clinical trial protocol and informed consent information for subjects in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB requirements or requests, may impose other conditions on the conduct of the study.

Clinical trials to support NDAs are typically conducted in three sequential phases, but the phases may overlap. In general, in Phase 1, the initial introduction of the investigational drug into healthy human subjects, the investigational drug is typically tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves clinical trials in a limited subject population to determine the effectiveness of the investigational drug for a particular indication, dosage tolerance and optimum dosage, and to identify adverse effects and safety risks.

If an investigational drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate efficacy. Only a small percentage of investigational drugs complete all three phases and subsequently obtain marketing approval via an NDA. In some cases, the FDA may require post-market studies, known as Phase 4 studies, to be conducted as a condition of approval to gather additional information on the drug’s effect in various populations and any side effects associated with long-term use. Depending on the risks posed by the drugs, other post-market requirements may be imposed by FDA as a condition of approval.

After successful completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before lawful marketing may begin in the U.S. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to substantial application and program user fees to FDA.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. Under federal law, the FDA has 180 days (i.e., the initial review cycle) from the date of filing to issue either an approval letter or a complete response letter, unless the review period is adjusted by mutual agreement between the FDA and the applicant or as a result of the applicant submitting a major amendment. In practice, the performance goals established pursuant to the Prescription Drug User Fee Act have effectively extended the initial review cycle beyond 180 days. The FDA’s current performance goals call for the FDA to complete review of 90 percent of standard (non-priority) NDAs within 10 months of receipt and within six months for priority NDAs, but two additional months of review are added to standard and priority NDAs for a new molecular entity (NME).

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, which is typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with CGMPs is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing 90 percent of resubmissions within two to six months depending on the type of information included.

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

Advertising and Promotion

Pre-approval promotion of investigational drug candidates is prohibited by the FDA. Therefore, among other considerations sponsors must ensure that any pre-approval communications disseminated about its drug candidates do not state or imply that such candidates have been proven safe or effective for the applicable use(s) or that they have been approved for commercialization in the U.S. Failure to do so may result in enforcement actions by FDA. Further, once an NDA for a given candidate is approved, if ever, the product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs.

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

Adverse Event Reporting and CGMP Compliance

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, may require under a REMS special communication regarding the safety of the drug or heightened surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to the CGMPs, after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with the CGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with the CGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the U.S., and lack accepted safety for use under medical supervision. Marijuana and psychedelics such as psilocybin, DMT, mescaline and MDMA are currently Schedule I controlled substances, which means that no preclinical or clinical studies of product candidates containing these substances may be conducted in the U.S. without the required DEA registration(s) and related approvals, as applicable. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence.

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

Employees

We have consolidated our employee base to save capital and focus on development of our leading candidate EB-003. As of the date of this Annual Report, we employ five full-time employees and one part-time employee. We also work with scientific advisors, consultants and service providers, mainly through academic institutions and contract research organizations.

We have never had a work stoppage and none of its employees are covered by collective bargaining agreements or represented by a labor union. We believe that we have good relationships with our employees.

Item 1A. Risk factors

A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ materially from those projected. This summary should be read in conjunction with the complete discussion of risk factors set forth in “Item 1A. Risk Factors.” If any of the following factors occur, our business, financial condition, results of operations, cash flows, cash available for distribution, ability to service our debt obligations and prospects could be materially and adversely affected:

Business and Financial Condition

●	our ability to continue as a going concern;
●	our dependence on the success of our prospective product candidates, which are in early stages of development and may not reach a particular stage in development, receive regulatory approval or be successfully commercialized;
●	potential difficulties that may delay, suspend, or scale back our efforts to advance additional early research programs through preclinical development and investigational new drug (“IND”) application filings and into clinical development;
●	catastrophic events could have a material adverse effect on our business, including current plans for product development, as well as any currently ongoing preclinical studies and clinical trials and any future studies or other development or commercialization activities;
●	in the event Artificial Intelligence (“AI”) is used to better effect by our competitors it could lead to countervailing discoveries that may undermine our current pipeline. The use of AI could also lead to potential security risks and breaches;
●	our significant and increasing liquidity needs and potential requirements for additional funding;
●	our dependence on key personnel;
●	the limited study on the effects of psychedelic-inspired drug candidates, and the chance that future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelic-inspired drug candidates;
●	the risk that our limited resources has led us to focus on a particular product candidate, and, as a result, we may fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of medical and commercial success;
●	our expectation to face intense competition, often from companies with greater resources and experience than us;
●	the fact that our current and future preclinical and clinical studies may be conducted outside the United States, and the FDA may not accept data from such studies to support any new drug applications we may submit after completing the applicable developmental and regulatory prerequisites;
●	the expensive, time-consuming, and uncertain nature of clinical trials, which are susceptible to change, delays, termination, and differing interpretations;
●	our ability to establish that potential products are efficacious or safe in preclinical or clinical trials;
●	our ability to obtain appropriate or necessary governmental approvals to market potential products;
●	our ability to manufacture product candidates on a commercial scale or in collaborations with third parties;
●	the risk that the psychedelic-inspired medicines industry and market are relatively new, and the industry may not succeed in the long term;
●	we have never been profitable, have no products approved for commercial sale, and to date have not generated any revenue.

Regulatory Matters

●	the fact that our current and prospective product candidates, and the development thereof, are or will be subject to the various federal and state laws and regulations relating to the safety and efficacy of health products, such as prescription drugs;
●	the fact that psychedelic-inspired drug candidates we are developing or may develop in the future may be subject to controlled substance laws and regulations in the United States and other countries where the product will be marketed, and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations and our financial condition;
●	legislative changes related to and affecting the healthcare system, including, without limitation, changes and proposed changes to the Patient Protection and Affordable Care Act (“PPACA”);
●	the fact that our prospective products will be subject to the various federal and state laws and regulations relating to health and safety;
●	the fact that any failure by us to comply with existing regulations could harm our reputation and operating results;
●	the risk that we may voluntarily suspend or terminate our clinical trials if at any time we believe that the product candidates present an unacceptable risk to participants, or if preliminary data demonstrates that our future product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized;

Intellectual Property

●	our ability to secure and enforce legal rights related to our products, including intellectual property rights and patent protection;
●	the fact that infringement claims by third parties may result in liability for damages or prevent or delay our developmental and commercialization efforts;
●	we may be unsuccessful in licensing additional intellectual property to develop new product candidates;
●	if we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished;
●	we may not be able to protect our intellectual property rights effectively outside of the United States;

Common Stock

●	the fact that our common stock could be delisted from The Nasdaq Capital Market;
●	the market price of our common stock may be subject to significant fluctuations and volatility, and our stockholders may be unable to resell their shares at a profit and incur losses;
●	we may issue additional equity securities in the future, which may result in dilution to existing investors; and
●	certain stockholders could attempt to influence changes within the Company which could adversely affect our operations, financial condition and the value of our common stock.

Risks Related to Our Business and Financial Condition

Our management and independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2025. We will be unable to continue to operate for the foreseeable future without additional capital.

Our independent registered public accounting firm issued a report dated March 27, 2026 in connection with the audit of our consolidated financial statements as of December 31, 2025, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern including our recurring losses, cash used in operations, and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2025, included in this Annual Report, contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us in the necessary timeframe, in the amounts we require, on terms that acceptable to us, or at all. If we are unable to raise additional capital our business, prospectus, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are not able to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We intend to advance early research programs through preclinical development and to file IND applications for human clinical trials evaluating the prospective product candidates in our pipeline. The preparation and submission of IND applications requires rigorous and time-consuming preclinical testing, the results of which must be sufficiently documented to establish, among other things, the toxicity, safety, chemistry manufacturing and controls (“CMC”) and clinical protocols of the product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from successfully executing our current development strategy. In addition, our ability to complete and file certain IND applications may depend on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our relevant partners are not able to perform such obligations, or if they otherwise delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our share price to decline.

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

In the event Artificial Intelligence (“AI”) is used to better effect by our competitors it could lead to countervailing discoveries that may undermine our current pipeline. The use of AI could also lead to potential security risks and breaches.

AI technologies are evolving rapidly, and our management has limited ability to fully assess or predict the potential long-term risks and disruptions they may bring. As AI technologies continue to develop, we may face significant challenges in adapting to new market conditions or operational realities. Competitors may leverage AI to gain competitive advantages or disrupt established business models.

Moreover, AI systems have the potential to make unforeseen or unintended discoveries that may disrupt existing products, services, or business strategies. These countervailing discoveries could render our current operations or offerings obsolete, or cause unforeseen consequences that are difficult to mitigate. As AI-driven developments evolve, the risk of encountering these unintended outcomes increases, and our ability to anticipate or control them may be limited.

Additionally, the rapid deployment of AI by competitors could create significant competitive risks. Competitors may be able to develop or adopt AI technologies faster than we can, potentially outpacing our innovation or efficiency improvements. This could result in a loss of market share, reduced profitability, and increased difficulty in maintaining a competitive position within our industry.

AI systems, if not adequately secured, could expose our company to cybersecurity threats, including data breaches, intellectual property theft, and system compromises. The exploitation of such vulnerabilities could lead to reputational damage, legal liabilities, and regulatory penalties.

We have significant and increasing liquidity needs and may require additional funding.

Research and development, management and administrative expenses and cash used for operations will continue to be significant and may increase substantially in the future in connection with new and continued research and development initiatives and our pursuit of IND application(s) for some or all of our product candidates, as is required to initiate clinical trials in human subjects in the United States. We will need to raise additional capital to fund our operations, continue to conduct clinical trials to support potential regulatory approval of marketing applications, and to fund commercialization of our current and future product candidates.

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

While we expect to fund our future capital requirements from financing arrangements, we cannot assure you that any such financing arrangements will be available to it on favorable terms, or at all. On January 27, 2026, we engaged in a registered direct offering and concurrent private placement, which locked-up our ability to engage in variable-rate transactions for a period of one year following January 27, 2026, subject to limited exceptions. Even if we can raise funds from financing arrangements, the amounts raised may not be sufficient to meet our future capital requirements. If we are not able to raise capital, we could be required to postpone, scale back or eliminate some, or all, of our development objectives or commercialization efforts.

We depend on our current key personnel.

We have consolidated our employee base to save capital and focus on development of our lead candidate EB-003. As of the date of this report, we employ five full-time employees and one part-time employee. We are highly dependent on our current management and scientific personnel, including Joseph Tucker, Peter Facchini, and Kevin Coveney. The inability to hire or retain experienced management personnel could adversely affect our ability to execute our business plan and harm our operating results. Due to the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel. The competition for qualified personnel in the pharmaceutical field is intense and we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

There has been limited study on the effects of psychedelic- inspired drug candidates, and future clinical research studies may lead to conclusions that dispute or conflict with our understanding and belief regarding the medical benefits, viability, safety, efficacy, dosing, and social acceptance of psychedelic-inspired drug candidates.

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

Our limited resources have lead us to focus on a particular product candidate. As a result, we may fail to capitalize on product candidates that may be more profitable or for which there is a greater likelihood of medical and commercial success.

As a result of our limited financial, managerial and scientific leadership resources we have focused on developing product candidates that we have identified as most likely to succeed. As such, we have elected to forego or delay for the time being the development of other candidates that may prove to have greater potential. Our resource allocation decisions may cause us to fail to capitalize on viable medical solutions, therapeutic enhancements and commercial potentials because spending on our lead candidate for one or more indications specified therein may not yield any commercially viable products. Inaccurate or limited evaluation of commercial and therapeutic potential may result in relinquishment of other valuable product candidate opportunities.

We expect to face intense competition, often from companies with greater resources and experience than us.

The pharmaceutical industry is highly competitive, with an emphasis on proprietary products and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than us. Some of these competitors and potential competitors have more experience than us in the development of pharmaceutical products, including clinical trials and regulatory matters. In addition, our future product candidates, if successfully developed, will compete with product candidates from large and well-established companies that have greater commercial expertise than us or our collaboration partners have. Other companies with greater resources than us may announce similar plans in the future. In addition, small or early stage companies may prove to be competitors, particularly through collaborative arrangements with large and established companies. If we are unable to compete successfully, our commercial opportunities will be reduced and our business, results of operations and financial conditions may be materially harmed. In addition, we compete with these companies in recruiting and retaining scientific personnel as well as establishing clinical trial sites and patient recruitment for clinical trials.

Our current and future preclinical and clinical studies may be conducted outside the United States, and the FDA may not accept data from such studies to support any NDAs we may submit after completing the applicable developmental and regulatory prerequisites.

We are conducting, or may conduct, preclinical and/or clinical studies outside the United States. To the extent we do not conduct these clinical trials under an IND application, the FDA may not accept data from such trials. Although the FDA may accept data from clinical trials conducted outside the United States that are not conducted under an IND application, the FDA’s acceptance of the data is subject to certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles and all applicable FDA regulations. The trial population must also adequately represent the intended U.S. population, and the resulting clinical trial data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to market the product candidate in the United States, if approved. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the clinical trial data will be dependent upon our ability to verify the data and our determination that the clinical trials also complied with all applicable U.S. laws and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

We cannot guarantee that the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept the data from such clinical trials, we would likely result in the need for additional trials and the completion of additional regulatory steps, which would be costly and time-consuming and could delay or permanently halt our development of our product candidates.

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

The precautions we take to detect and prevent these prohibited activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending the Company or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

As a neuro-pharmaceutical drug discovery and development platform company, the Company expects to spend substantial funds on the research, development and testing of psychedelic-inspired drug candidates. In addition, the Company expects to incur significant ongoing costs and obligations related to its investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. The Company will also require significant additional funds if it expands the scope of current plans for research and development or if it were to acquire any other assets and advance their development. It is possible that future financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the achievement of the Company’s corporate goals, the results of preclinical and clinical research, the need and ability to obtain regulatory approvals and the state of the capital markets generally. If adequate funding is not available, the Company may be required to delay, reduce or eliminate one or more of its research and development programs, or obtain funds through corporate partners or others who may require the Company to relinquish significant rights to its psychedelic-inspired drug candidates or obtain funds on less favorable terms than the Company would otherwise accept. To the extent that external sources of capital become limited or unavailable or available on onerous terms, the Company’s intangible assets and its ability to continue its business plans may become impaired, and the Company’s assets, liabilities, business, financial condition and results of operations may be materially or adversely affected.

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

We may rely on third parties to plan and conduct preclinical studies and clinical trials.

We may rely on third parties to conduct preclinical development activities and intend to partner with third parties who may conduct clinical development activities with our psychedelic-inspired drug candidates. Preclinical activities include “in vivo” studies providing access to specific disease models, pharmacology and toxicology studies, and assay development. Clinical development activities include trial design, regulatory submissions, recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. If there is any dispute or disruption in its relationship with third parties, or if such third parties are unable to provide quality services in a timely manner and at a feasible cost, or if such third parties fail to meet certain development milestones, our active development programs may face delays.

Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory requirements, the testing and eventual development of viable drug candidates could be delayed, cancelled or rendered ineffective.

Our reliance on third-party contract manufacturers.

For completion of the “in vitro” portion of the preclinical testing we intend to conduct, when only lab-grade and lab-scale drug candidate molecules are required, we intend to synthesize the required psychedelic-related molecules in our laboratories in Calgary or at other third-party contract research organizations (“CROs”) that provide synthetic chemistry services. We have limited control over these third-party CROs. When larger quantities and higher quality psychedelic-related molecules are required (e.g., for in vivo animal toxicology studies), we intend to contract with appropriate third-party contract manufacturing organizations (“CMOs”), over which we may have limited control to, among other things, supply the active pharmaceutical ingredient (“API”) of our drug candidates. We also intend to rely on CMOs to supply APIs and drug products in compliance with CGMP regulations in a phase-appropriate.

All applicable jurisdictions, including Health Canada, and the FDA, ensure the quality of drug candidates by carefully monitoring drug manufacturers’ compliance with CGMP regulations. The CGMP regulations for drug candidates contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packing of APIs and formulated a drug products. There can be no assurances that CMOs will be able to meet our timetable and requirements or carry out their contractual obligations in accordance with the applicable regulations. In addition, the API and/or formulated drug product that they supply to us may not meet our specifications and quality policies and procedures or they may not be able to supply the API and/or formulated drug product in commercial quantities. If we are unable to arrange for alternative third-party supply sources on commercially reasonable terms or in a timely manner, it may delay the development of our drug candidates and could have a material adverse effect on our business operations and financial condition.

Further, the failure of CMOs to operate in compliance with CGMP regulations could result in, among other things, certain product liability claims in the event such failure to comply results in defective products (containing our drug candidates) that caused injury or harm. In general, our dependence upon third parties for the supply of our APIs and drug products may adversely affect profit margins and our ability to develop and deliver viable drug candidates on a timely and competitive basis.

Termination or non-renewal of key licenses and agreements.

Our business is highly dependent on key licenses and agreements which expire in a short time period. Specifically, in conducting research and preclinical studies on psychedelic or psychedelic-inspired compounds in compliance with current legislation, we substantially rely on the Facchini Drug License, which expired on December 31, 2025. The license has been submitted for renewal and is still pending. Health Canada renews drug licenses annually and Dr. Facchini has held the Facchini Drug License since October 5, 1995 and it has been renewed each year without issue. Dr. Facchini submitted an application for renewal of his Drug License, but as of the date of this Annual Report, he has not yet to receive confirmation of renewal. Until Enveric obtains its own Dealer’s License or Section 56 Exemption necessary for its business, the termination, non-renewal or hindrance of use of the Facchini Drug License would have a material adverse effect on Enveric’s ability to develop psychedelic-inspired drug candidates, conduct research or operate its business as it currently does. This could have a material adverse impact on Enveric’s financial condition.

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

Before we or third parties (who may license or acquire our drug candidates) are able to obtain marketing approval from regulatory authorities for the sale of products containing our drug candidates, the completion of preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the drug candidates will be required. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical, NHP and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. We do not know whether the clinical trials that we or third parties may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any products containing our drug candidates in any jurisdiction. A product/compound candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of our drug candidates will successfully gain market approval from the FDA or other regulatory authorities, resulting in our inability to derive any royalty-based revenue from them.

Use of raw materials requires regulatory approval

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

We have never been profitable and we do not expect to be profitable in the foreseeable future. Neither us, nor any third-party partner, have submitted any products containing our products for approval by regulatory authorities in the United States or elsewhere. As of December 31, 2025, we had an accumulated deficit of $114.8 million and accumulated other comprehensive losses of $0.6 million. To date, we have devoted most of our financial resources to research and development, including drug discovery research, preclinical development activities, patent application filings and prosecution, and media relation efforts, as well as corporate overhead.

We generated no reportable revenues since inception through December 31, 2025, we expect to continue to incur losses for the foreseeable future, and expect these losses to increase as we continue our product development activities. If our drug candidates and other products developed do not achieve market acceptance, we may never become profitable. As a result of the foregoing, we expect to continue to experience net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or other regulatory authorities in foreign jurisdictions to perform preclinical studies or clinical trials in addition to those currently expected, or if there are any delays in completing our preclinical studies or the development of any of our drug candidates. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We have no licensing, marketing or distribution experience and will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing transactions.

We have no commercial licensing, marketing or distribution experience. To develop commercial licensing, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that our drug candidates will be approved by the FDA or other regulatory authorities in foreign jurisdictions. Where we decide to perform commercial licensing, marketing and distribution functions itself or through third parties, we could face a number of additional risks, including that we or our third-party collaborators may not be able to build and maintain an effective marketing or sales force. If we use third parties to market and distribute any products arising from our drug candidates, we may have limited or no control over our commercial licensing, marketing and distribution activities on which our future revenues may depend.

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

Insurance and uninsured risks

Our business is subject to a number of risks and hazards generally, including adverse preclinical study results, accidents, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

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

We operate our business in a relatively new industry and market. The use of psychedelic-inspired medicines for medicinal purposes has shown promise in various studies and we believe that both regulators and the public have an increasing awareness and acceptance of this promising field. Nevertheless, psychedelics remain a controlled substance in the United States, Canada, and most other jurisdictions and their use for research and therapeutic purposes remains highly regulated and narrow in scope. There is no assurance that the industry and market will continue to grow as currently estimated or anticipated or function and evolve in the manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the psychedelic manufacturing and medicines industry and market could have a material adverse effect on our business, financial condition and results of operations. We have committed and expect to continue committing significant resources and capital to the development of psychedelic-inspired products for therapeutic uses. As a category of products, medical-grade psychedelics raw materials and psychedelic-derived APIs, and research into such substances, represent relatively untested offerings in the marketplace, and we cannot provide assurance that psychedelics as a category, or that our prospective psychedelic-inspired product candidates, in particular, will achieve market acceptance. Moreover, as a relatively new industry, there are not many established players in the psychedelic-inspired medicines industry whose business model we can emulate. Similarly, there is little information about comparable companies available for potential investors to review in making a decision about whether to invest in our common stock.

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

Therapies containing controlled substances may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for any future therapeutic candidates we may develop. Opponents of these therapies may seek restrictions on marketing and withdrawal of any regulatory approvals. In addition, these opponents may seek to generate negative publicity in an effort to persuade the medical community to reject these therapies. For example, we may face media-communicated criticism directed at our clinical development program. Adverse publicity from the misuse of psilocybin, a psychedelic may adversely affect the commercial success or market penetration achievable by our product candidates. Anti-psychedelic protests have historically occurred and may occur in the future and generate media coverage. Political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict the introduction and marketing of any future therapeutic candidates.

The expansion of the use of psychedelic-inspired medicines in the medical industry may require new clinical research into effective medical therapies.

Research in the United States and internationally regarding the medical benefits, viability, safety, efficacy, addictiveness, dosing and social acceptance of psychedelic-inspired products remains in early stages. There have been relatively few clinical trials on the benefits of such products. Although we believe that the articles, reports and studies support our beliefs regarding the medical benefits, viability, safety, efficacy, dosing and social acceptance of psychedelic-inspired products, future research and clinical trials may prove such statements to be incorrect, or could raise concerns regarding, and perceptions relating to, psychedelic-inspired products. Given these risks, uncertainties and assumptions, readers should not place undue reliance on such articles and reports. Future research studies and clinical trials may draw opposing conclusions to those stated in this Annual Report or reach negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing, social acceptance or other facts and perceptions related to psychedelic-inspired products, which could have a material adverse effect on the demand for our drug candidates with the potential to lead to a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our operations are subject to various laws, regulations and guidelines relating to, among other things, drug research, development, marketing practices, health and safety, the conduct of operations and preclinical and clinical trials. In addition to FDA or Health Canada restrictions on the marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical and medical industries in recent years, as well as consulting or other service agreements with physicians or other potential referral sources. While to the knowledge of management, we are currently in compliance with all such laws, changes to applicable laws, regulations and guidelines may cause adverse effects to its operations. The risks to the business of the Company represented by this or similar risks are that they could significantly reduce the addressable market for our psychedelic-inspired drug candidates and could materially and adversely affect the business, financial condition and results of our operations.

Risks Related to Regulatory Matters

Our current and prospective product candidates, and the development thereof, are or will be subject to the various federal and state laws and regulations relating to the safety and efficacy of health products, such as prescription drugs.

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the NDA process. In these product candidates and synthetic molecules based on psychedelics, such as psilocybin, mescaline and MDMA, will be the APIs.

In connection with our development and future commercialization (if applicable) of our prospective products, we, and each contemplated drug candidate, are subject to the FDCA and its implementing regulations. The FDCA defines a “drug,” in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” The definition also includes components of drugs, such as active pharmaceutical ingredients. To be lawfully marketed in the United States, drugs must generally receive premarket approval by FDA through the NDA process. If the FDA does not grant premarket approval for our drug candidates through the NDA process, this will have a material adverse effect on our business, financial condition and results of operations.

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

There is no guarantee that any of our investigational drugs will ever be approved as medicines in any jurisdiction in which the Company operates, as there are currently very few FDA-approved drugs containing the psychedelic ingredients we intend to utilize as active ingredients. Moreover, the laws and regulations generally applicable to the industry in which the Company is involved are subject to constant evolution and may change in ways currently unforeseen. Any amendment to or replacement of existing laws or regulations, including the re-classification of the substances the Company is developing or with which it is working, which are matters beyond the Company’s control, may cause the Company’s business, financial condition, results of operations and prospects to be adversely affected or may cause the Company to incur significant costs in complying with such changes or it may be unable to comply therewith. A violation of any applicable laws and regulations of the jurisdictions in which the Company operates could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either government entities in the jurisdictions in which the Company operates, or private citizens or criminal charges.

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

In addition, therapeutic candidates containing controlled substances are subject to DEA regulations relating to manufacturing, storage, distribution and physician prescription procedures, including:

●	DEA registration and inspection of facilities. Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All such facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations may result in delay of the importation, manufacturing or distribution of product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

●	State controlled-substances laws. Individual U.S. states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule product candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or any partners must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

●	Clinical trials. The abuse liability potential of our psychedelic-inspired drug candidates has not yet been studied. A Human Abuse Potential (HAP) study or an equivalent study may determine that, upon regulatory approval, our drug candidate will be a Schedule I controlled substance. Therefore, any future research or development activities with the approved drug may require submission of preclinical or clinical protocols to the DEA and obtaining and maintaining a DEA license for each site that uses the approved drug. In that situation, if the DEA delays or denies the grant of a researcher registration to one or more research sites, future clinical trials could be significantly delayed or even precluded, and we could lose clinical trial sites due to such delays.

●	Importation. If any of our product candidates is approved and classified as a Schedule II, III or IV substance, an importer can only import it for commercial purposes if it obtains an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. The failure to identify an importer or obtain the necessary import authority, including specific quantities, could affect the availability of our product candidates and have a material adverse effect on our business, results of operations and financial condition. In addition, an application for a Schedule II importer registration must be published in the Federal Register, and there is a waiting period for third-party comments to be submitted. It is always possible that adverse comments may delay the grant of an importer registration.

●	Manufacture. If, because of a Schedule II classification or voluntarily, we were to conduct manufacturing or repackaging/relabeling in the U.S., our contract manufacturers would be subject to the DEA’s annual manufacturing and procurement quota requirements.

●	Distribution. If any of our product candidates is approved for marketing and scheduled under Schedule II, III or IV, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to possess and distribute or dispense such products.

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

We are in the process of developing investigational new drugs for which we intend to pursue FDA approval via the NDA process. In connection with our development and future commercialization (if applicable) of our products, we and each contemplated product candidate are subject to the FDCA. The FDCA defines the term “drug,” in part, by reference to its intended use, as “articles intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease” and “articles (other than food) intended to affect the structure or any function of the body of man or other animals.” Therefore, almost any ingested or topical or injectable product that, through its label or labeling (including internet websites, promotional pamphlets, and other marketing material), that is claimed to be beneficial for such uses will be regulated by FDA as a drug. The definition also includes components of drugs, such as active pharmaceutical ingredients. Drugs must generally either receive premarket approval by FDA through the NDA process. If the FDA does not grant premarket approval for our drug candidates through the NDA process, this could have a material adverse effect on our business, financial condition and results of operations.

Clinical trials are expensive, time-consuming, uncertain and susceptible to change, delay or termination. The results of clinical trials are open to differing interpretations.

We currently have one drug candidate that is in preclinical development with potential future indications such as depression and anxiety. We intend to develop additional drug candidates targeting other indications, including, for example, addiction and PTSD. After completing the requisite preclinical testing, submissions to the FDA (namely, IND applications), internal review board (“IRB”) review, and any other applicable obligations that must be completed before clinical testing may begin in the United States, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time consuming, and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, or at all. Failures in connection with one or more clinical trials can occur at any stage of testing.

The FDA and other applicable regulatory agencies may analyze or interpret the results of clinical trials differently than us. Even if the results of our clinical trials are favorable, the clinical trials for a number of our drug candidates are expected to continue for several years and may take significantly longer to complete. Events that may prevent successful or timely completion of clinical development include (without limitation):

●	delays in reaching a consensus with regulatory authorities on trial design;

●	delays in reaching agreement on acceptable terms with prospective contract research organization (“CRO”) and clinical trial sites;

●	delays in sourcing materials and research animals for preclinical testing and correlated testing windows at the appropriate CRO facilities;

●	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

●	actual or perceived lack of effectiveness of any product candidate during clinical trials;

●	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues, such as drug interactions, including those which cause confounding changes to the levels of other concomitant medications;

●	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

●	difficulty in retaining subjects for the entire duration of applicable clinical studies (as study subjects may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason);

●	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;

●	inadequacy of or changes in our manufacturing process or product candidate formulation;

●	delays in obtaining regulatory authorizations, such as INDs and any others that must be obtained, maintained, and/or satisfied to commence a clinical trial, including “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

●	changes in applicable regulations, including changes to requirements imposed on the extent, nature or timing of studies;

●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

●	uncertainty regarding proper dosing;

●	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

●	unfavorable results from ongoing preclinical studies and clinical trials;

●	failure of our CROs, or other third-party contractors to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

●	failure by us, our employees, our CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

●	scheduling conflicts with participating clinicians and clinical institutions;

●	failure to design appropriate clinical trial protocols;

●	regulatory concerns with psychedelics or psychedelic-inspired drug candidates, generally, and the potential for abuse;

●	insufficient data to support regulatory approval;

●	inability or unwillingness of medical investigators to follow our clinical protocols;

●	difficulty in maintaining contact with patients during or after treatment, which may result in incomplete data;

●	any clinical holds placed on company by regulatory agencies during review process;

●	delay or failure to supply psychedelic-inspired drug candidate for use in clinical trials due to cross-border or inter-continental shipment or customs handling and processing of controlled substances; or

●	difficulty finding clinical trials sites whose investigators possess the requisite credentials to oversee clinical trials involving a Schedule I substance, should such be required.

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

If we are unable to locate and enroll a sufficient number of eligible subjects to participate in our clinical trials for our drug candidates as required by the FDA or similar regulatory authorities outside the U.S., we may not be able to initiate or conduct our trials. Our inability to enroll a sufficient number of subjects for our trials would result in significant delays and could require us to postpone or abandon clinical trials. Enrollment delays may result in increased development costs for our drug candidates.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We are subject to extensive regulation by U.S. federal and state and foreign governments in each of the U.S., European and Canadian markets, in which we plan to market our drug candidates. We must adhere to all regulatory requirements, including FDA’s Good Laboratory Practice (“GLP”), GCP, and CGMP requirements, pharmacovigilance requirements, advertising and promotion restrictions, reporting and recordkeeping requirements, and their European equivalents. If we or our suppliers fail to comply with applicable regulations, including FDA pre-or post-approval requirements, then the FDA or other foreign regulatory authorities could sanction our Company. Even if a drug is approved by the FDA or other competent authorities, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially financially burdensome post-marketing trials.

Any of our drug candidates which may be approved in the U.S. will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, distribution, import, export, advertising, promotion, sampling, recordkeeping and submission of safety and other post-market information, including both federal and state requirements. In addition, manufacturers and manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to the CGMPs. As such, we and our contract manufacturers (in the event contract manufacturers are appointed in the future) are subject to continual review and periodic inspections to assess compliance with the CGMPs. Accordingly, we and others with whom we work will have to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality control and quality assurance. We will also be required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. Similar restrictions and requirements exist in the European Union and other markets where we operate.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of the product, it may impose restrictions on that product or on us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may:

●	issue warning letters;

●	impose civil or criminal penalties;

●	suspend regulatory approval;

●	suspend any of our ongoing clinical trials;

●	refuse to approve pending applications or supplements to approved applications submitted by us;

●	impose restrictions on our operations, including by requiring us to enter in to a Corporate Integrity Agreement or closing our contract manufacturers’ facilities, if any;

●	impose import or export restrictions, including on APIs; or

●	seize or detain products, or request or require a product recall.

We may be subject to federal, state and foreign healthcare laws and regulations and implementation of or changes to such healthcare laws and regulations could adversely affect our business and results of operations.

If we successfully complete the requisite preclinical and clinical testing, make the required regulatory submissions and obtain any corresponding authorizations or licenses (as applicable), fulfill all other applicable development-related regulatory obligations, and, eventually, obtain FDA approval to market one or more of our current or future product candidates in the U.S., we may be subject to certain healthcare laws and regulations. In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our future product candidates. If we are found to be in violation of any of these laws or any other federal, state or foreign regulations, we may be subject to administrative, civil and/or criminal penalties, damages, fines, individual imprisonment, exclusion from federal health care programs and the restructuring of our operations. Any of these could have a material adverse effect on our business and financial results. Since many of these laws have not been fully interpreted by the courts, there is an increased uncertainty and risk that we may be found in violation of one or more of their provisions. Any action against us for violation of these laws, even if we are ultimately successful in our defense, will cause us to incur significant legal expenses and divert our management’s attention away from the operation of our business. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control.

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

We currently have no products on the market. None of our prospective products or investigational candidates have ever been tested in a human subject. Our ability to achieve and sustain profitability with respect to our product candidates depends on obtaining regulatory approvals for and, if approved, successfully commercializing our product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety, purity and potency of our product candidates.

Generally, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. In the event that we obtain negative results from clinical trials for drug candidates or other problems related to potential chemistry, manufacturing and control issues or other hurdles occur and our future product candidates are not approved, we may not be able to generate sufficient revenue or obtain financing to continue our operations, our ability to execute on our current business plan may be materially impaired, and our reputation in the industry and in the investment community might be significantly damaged. In addition, our inability to properly design, commence and complete clinical trials may negatively impact the timing and results of our clinical trials and ability to seek approvals for our drug candidates.

The testing, marketing and manufacturing of any new drug for use in the U.S. requires approval from the FDA. We cannot predict with any certainty the amount of time necessary to obtain such FDA approval and whether any such approval will ultimately be granted. Preclinical and clinical trials may reveal that one or more products are ineffective or unsafe, in which event further development of such products could be seriously delayed or terminated. Moreover, obtaining approval for certain products may require testing on human subjects of substances whose effects on humans are not fully understood or documented. Delays in obtaining FDA or any other necessary regulatory approvals of any drug candidate and failure to receive such approvals would have an adverse effect on the drug’s potential commercial success and on our business, prospects, financial condition and results of operations. In addition, it is possible that a proposed drug may be found to be ineffective or unsafe due to conditions or facts that arise after development has been completed and regulatory approvals have been obtained. In this event, we may be required to withdraw such drug candidate from the market. To the extent that our success will depend on any regulatory approvals from government authorities outside of the U.S. that perform roles similar to that of the FDA, uncertainties similar to those stated above will also exist.

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

Additionally, in light of the recent budget and staffing cuts at the FDA, the FDA may experience delays reviewing or approving our prospective products or current or future drug candidates, which could impair our ability to commercialize our prospective products or current or future product candidates and have a material adverse effect on the business, financial condition and operating results of the Company.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that the product candidates present an unacceptable risk to participants, or if preliminary data demonstrates that our future product candidates are unlikely to receive regulatory approval or unlikely to be successfully commercialized.

After completing preclinical testing and obtaining the requisite regulatory authorizations, as applicable, we may voluntarily suspend or terminate our clinical trials for any number of reasons, including if we believe that a product’s use, or a person’s exposure to it, may cause adverse health consequences or death. In addition, regulatory agencies, IRBs or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. Although we have never been asked by a regulatory agency, IRB or data safety monitoring board to temporarily or permanently discontinue a clinical trial, if we elect or are forced to suspend or terminate a clinical trial of any of our future drug candidates, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events may result in labeling for certain warnings or contraindications that may negatively affect commercialization.

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

Regulatory risks related to psychedelic-inspired drug candidates

Successful execution of our strategy is contingent, in part, upon compliance with regulatory requirements from time to time enacted by governmental authorities and obtaining all regulatory approvals, where necessary, for the development of our psychedelic-inspired drug candidates. The abuse liability potential of our psychedelic-inspired drug candidates has not yet been studied in preclinical or clinical studies. Therefore, Health Canada or the FDA have not yet determined whether our psychedelic-inspired drug candidates will be scheduled as controlled substances. Based on the studies Health Canada or the FDA or other regulatory authorities may determine that our psychedelic-inspired drug candidates are controlled substances and, therefore, would require classification as a controlled substance with all the requisite controls.

Further, we cannot predict the time required to secure all appropriate regulatory approvals for our psychedelic-inspired drug candidates, or the extent of testing and documentation that may, from time to time, be required by governmental authorities. The impact of compliance regimes, any delays in obtaining, or failure to obtain regulatory approvals may significantly delay or impact the development of markets, our business and psychedelic-inspired drug candidates, and licensing initiatives and could have a material adverse effect on the business, financial condition and operating results of the Company.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as rules implemented by the SEC and the Nasdaq Stock Market LLC (“Nasdaq”), impose various requirements on public companies, including those related to corporate governance practices. Our management and other personnel must devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time consuming and costly.

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

Our management performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the material weakness related to segregation of duties. As of December 31, 2025, there were control deficiencies which constituted a material weakness in our internal control over financial reporting. Management has taken, and is taking steps to strengthen our internal control over financial reporting: we have conducted evaluation of the material weakness to determine the appropriate remedy and have established procedures for documenting disclosures and disclosure controls.

Due to the small size of the Company, we do not maintain sufficient segregation of duties to ensure the processing, review and authorization of all transactions including non-routine transactions. While we have taken certain actions to address the material weaknesses identified, additional measures including engaging third-party consultants may be necessary as we work to improve the overall effectiveness of our internal controls over financial reporting.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing material weakness or any additional material weaknesses in our internal control over financial reporting that may be identified in the future in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness may be adversely affected; we may be unable to maintain or regain compliance with applicable securities laws, or the listing requirements of the Nasdaq; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; our reputation may be harmed; and our stock price may decline.

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

Certain stockholders could attempt to influence changes within the Company which could adversely affect our operations, financial condition and the value of our common stock.

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

Under our Amended and Restated Certificate of Incorporation, as amended, we are subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), including Section 203 of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three (3) years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning fifteen percent (15%) or more of our outstanding voting stock or an affiliate of ours that owned fifteen percent (15%) or more of our outstanding voting stock during the past three (3) years, subject to certain exceptions as described in Section 203 of the DGCL.

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

Item 2. Properties

Our principal corporate office is located at 245 First Street, Riverview II, 18th Floor, Cambridge, MA 02142. The Company believes our office is in good condition and is sufficient to conduct our operations. Our principal corporate office is held under a month-to-month operating lease.

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

Holders

On March 24, 2026, the Company had approximately 294 stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.

Dividends

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s discussion and analysis of financial condition and results of operations

References to the “Company”, “Enveric,” “our,” “us,” or “we” in this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Enveric” refer to Enveric Biosciences, Inc. The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Risk Factors” and the “Cautionary Statement Regarding Forward-Looking Statements” sections of this Annual Report. Such risks and uncertainties could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are a biotechnology company focused on developing next-generation, small-molecule neuroplastogenic therapeutics that address unmet needs in psychiatric and neurological disorders. By leveraging a differentiated drug discovery platform and a growing library of patent protected chemical structures, we are advancing a pipeline of novel compounds designed to promote neuroplasticity without hallucinogenic effects. Our lead candidate, EB-003, is the first known compound designed to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience.

Our lead program, the EVM301 Series, and our lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient. EB-003 is a novel derivative of DMT. It is currently advancing through preclinical studies with the aim of initiating first-in-human studies to assess safety and tolerability including non-hallucinogenic properties, followed by clinical trials targeting the treatment of depression or other neuropsychiatric disorders.

We intend to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research. We plan to submit filings including IND applications and, eventually, NDAs to seek approval with the FDA and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans. Our EB-003 program has completed short-term dose-range finding toxicology studies and is now ready to advance into IND-enabling, GLP compliant safety pharmacology, ADMET and longer-term toxicology studies.

We unveiled the EVM401 Series on February 25, 2025, which is intended to broaden its pipeline with additional non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options. While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series.

Recent Developments

At the Market Offering

On April 9, 2025, we entered into an At the Market Offering Agreement (“ATM Agreement”), with H.C. Wainwright & Co., LLC, acting as sales agent. As of December 31, 2025, we had issued 110,242 shares under the ATM Agreement for net cash proceeds of $1,636,799. On February 6, 2026, we filed a prospectus supplement so that we may additionally issue and sell our common stock having an aggregate sales proceeds of up to $1,346,000 from time to time pursuant to the ATM Agreement. On February 19, 2026, the Company issued 497,200 shares of our common stock for net cash proceeds of $1,303,415.

Registered Direct Offering and Concurrent Private Placement

On January 27, 2026, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell to the investors in a registered direct offering (the “Registered Direct Offering”), an aggregate of 328,802 shares (the “RD Shares”) of our common stock at a price of $4.41 per share for gross proceeds of approximately $1.5 million before the deduction of placement agent fees and offering expenses. The closing of the Registered Direct Offering occurred on January 28, 2026.

In the concurrent private placement we also agreed to issue and sell to the Investors the Series G Warrants to purchase up to an aggregate of 328,802 shares of common stock and the Series H Warrants purchase up to an aggregate of 328,802 shares of common stock, each at an exercise price of $4.16 per share.

We issued H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase up to 23,016 shares of common stock with an exercise price of $5.5125 per share. We also incurred legal and other offering-related fees in connection with this offering.

December 2025 Inducement Warrant Transaction

On December 11, 2025, we entered into warrant exercise inducement offer letters (the “December Inducement Letters”) with certain institutional investors that held certain outstanding warrants to purchase up to an aggregate of 426,390 shares originally issued in February 2025 and September 2025, having exercise prices of $36.00 and $10.98 per share, respectively (collectively, the “December Existing Warrants”).

Pursuant to the December Inducement Letters, the investors agreed to exercise for cash their December Existing Warrants at a reduced exercise price of $7.05 per share and pay a purchase price of $0.125 per share in consideration for our agreement to issue in a private placement (x) new Series E Common Stock Purchase Warrants to purchase up to 426,390 shares of common stock and (y) new Series F Common Stock Purchase Warrants to purchase up to 426,390 shares of common stock. We received aggregate gross proceeds of approximately $3.1 million from the exercise of the December Existing Warrants by the investors and payment of the purchase price of $0.125 per share, before deducting placement agent fees and other offering expenses payable by us. The closing of the transactions occurred on December 12, 2025.

We issued H.C. Wainwright & Co., LLC, as placement agent, warrants to purchase up to 29,847 shares of common stock with an exercise price of $9.125 per share. We also incurred legal and other offering-related fees in connection with this warrant inducement transaction.

Nasdaq Compliance on Minimum Bid Price Deficiency

By way of background, on October 22, 2025, we received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing price of our common stock had fallen below $1.00 per share for 30 consecutive trading days, we were no longer in compliance with the requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). On November 12, 2025, we received a letter from the Nasdaq Listing Qualifications Department of Nasdaq notifying us that we regained compliance with the minimum bid price requirement set forth in in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market.

October 2025 Reverse Stock Split

On October 23, 2025, we effected a 1-for-12 reverse stock split (the “October 2025 Reverse Stock Split”), which began trading on a split-adjusted basis on October 28, 2025, pursuant to which every 12 shares of our issued and outstanding shares of common stock were reclassified as one share of common stock. The October 2025 Reverse Stock Split had no impact on the par value of our common stock or the authorized number of shares of common stock. Unless otherwise indicated, all share and per share information prior to the October 2025 Reverse Stock Split date of October 28, 2025 in this Annual Report are retroactively adjusted to reflect the October 2025 Reverse Stock Split.

Nasdaq Compliance on Stockholders’ Equity Deficiency

On October 23, 2025, we notified Nasdaq that we believed we had regained compliance with the stockholders’ equity requirements set forth in Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market. On October 24, 2025, we received a letter from Nasdaq determining that we regained conditional compliance subject to evidencing compliance upon filing our next periodic report. As detailed in our Quarterly Report for the quarter ended September 30, 2025, filed with the SEC on November 14, 2025, we reported stockholders’ equity in excess of the required $2.5 million and, as a result, regained compliance with the stockholders’ equity requirement. On August 26, 2025, we had received a deficiency letter from the Listing Qualifications Department of Nasdaq notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(1).

September 2025 Inducement Warrant Transaction

On September 17, 2025, we entered into warrant exercise inducement offer letters (the “September Inducement Letters”) with certain holders of our Series A Warrants and Series B Warrants originally issued in February 2025 (the “September Existing Warrants”), which closed on September 18, 2025. Pursuant to the September Inducement Letters, the holders agreed to exercise for cash their September Existing Warrants to purchase 202,083 shares of our common sock, in the aggregate, at a reduced exercise price of $10.98 per share (from an original exercise price of $36.00 per share), in exchange for our agreement to issue new warrants Series C Warrants and Series D Warrants to purchase up to 404,166 shares of the our common stock under each series, each at an exercise price of $10.98 per share.

We received aggregate gross proceeds of $2,218,873 from the exercise of the Existing Warrants. We issued H.C. Wainwright & Co., LLC, as placement agent warrants to purchase up to 14,146 shares of common stock with an exercise price of $13.7256 per share. The grant date fair value of these placement agent warrants was estimated to be $90,000 on September 18, 2025 and was charged to additional paid-in capital as issuance costs. We also incurred legal and other offering-related fees of $334,659, which were similarly charged to additional paid-in capital.

January 2025 Public Offering

On January 30, 2025, we commenced a best efforts public offering (the “Public Offering”) of an aggregate of (i) 102,444 shares of common stock, (ii) 36,444 pre-funded warrants to purchase 36,444 shares of common stock , (iii) 138,889 Series A warrants to purchase 138,889 shares of common stock, and (iv) 138,889 Series B warrants to purchase 138,889 shares of common stock. Each share of common stock or pre-funded warrant was sold together with one Series A Warrant to purchase one share of common stock and one Series B Warrant to purchase one share of common stock. The offering price for each share and accompanying Series A and Series B Warrants was $36.00, and the offering price for each re-funded warrant and accompanying warrants was $35.9988. The pre-funded warrants have an exercise price of $0.0012 per share, are exercisable immediately and expire when exercised in full. Each warrant has an exercise price of $36.00 per share and are exercisable immediately upon issuance. The Series A Warrants expire five years after issuance. The Series B Warrants expire 18-months after issuance.

The Public Offering closed on February 3, 2025. The net proceeds of the Public Offering, after deducting the fees and expenses of the H.C. Wainwright & Co., LLC, as placement agent, and other offering expenses payable by us, but excluding the net proceeds, if any, from the exercise of the warrants, was approximately $4.2 million.

Financial Overview

We are a pre-revenue biotech company that has to date, not generated any revenues. During the year ended December 31, 2025, we raised approximately $10.5 million from the sales of our common stock and warrants to purchase our common stock. These amounts were the primary source of funds upon which our operations were financed during the year ended December 31, 2025.

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

Stock-Based Compensation

A significant portion of our operating expenses is related to stock-based compensation costs. Stock-based compensation costs were approximately $0.8 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively.

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

RSA’s and RSU’s may contain vesting conditions that include, without limitation, any or all of the following: immediate vesting, vesting over a defined time period, vesting based on specific volume weighted average price levels being achieved by the Company’s common stock as publicly traded within specified measurement periods, and vesting based on the achievement of specific performance milestones. RSUs may also contain certain delivery conditions including, without limitation, delivery conditioned on change in control or termination of services for any reason other than for cause. Options contain vesting conditions that provide for vesting over a defined time period.

The fair value of RSA’s and RSU’s and options, is charged to expense, on a straight line basis over the vesting periods defined in the award agreements, except for the fair value which is attributable to achievement of a specific performance milestones, which are charged to expense upon achievement of such milestones.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025	2024
Operating expenses
General and administrative	$5,792,573	$6,453,505
Research and development	2,781,017	2,841,272
Depreciation and amortization	200,858	337,489
Total operating expenses	8,774,448	9,632,266

Loss from operations	(8,774,448)	(9,632,266)

Other income (expense)
Other income	2,567	65,990
Interest (expense) income, net	(106)	219
Total other income	2,461	66,209

Net loss before income taxes	$(8,771,987)	$(9,566,057)

Income tax expense	—	(8,930)

Net loss	$(8,771,987)	$(9,574,987)

General and Administrative Expenses

Our general and administrative expenses decreased to $5,792,573 for the year ended December 31, 2025 from $6,453,505 for the year ended December 31, 2024, a decrease of $660,932, or 10%. This change was primarily driven by decreases in legal fees of $262,077, director fees of $253,719, stock compensation expense of $215,306, Delaware Franchise Tax expenses of $133,612, insurance expenses of $101,428, and consulting expenses of $70,179. This is offset by an increase in marketing expenses of $433,654.

The decrease in legal fees was due to deferred offering costs that were expensed during the year ended December 31, 2024 related to the Lincoln Park equity line. The decrease in director fees was primarily due the mix of cash versus equity compensation, including the issuance of full equity awards in 2025 rather than cash payments in lieu of shares. The decrease in stock compensation expense was primarily to a reduction in expense related to restricted stock units as a result of decreased value of new grants as a result of lower stock prices. The decrease in Delaware Franchise Tax expense was primarily due to higher expense in 2024 due to the Company filing an amended 2023 return during 2024. The decrease in insurance expense was due to lower premiums as a result of lower payroll costs. The decrease in consulting expense was due to decreased outsourcing to contractors. The increase in marketing expenses was due to increased digital marketing campaigns.

Research and Development Expenses

Our research and development expense for the year ended December 31, 2025 was $2,781,017 as compared to $2,841,272 for the year ended December 31, 2024 with a decrease of $60,255, or approximately 2%. This decrease was primarily driven by decreased salaries and wages of $633,549, CRO costs, net of tax incentives of $205,018, research costs of $380,159, lab expenses of $59,090, product development costs of $33,620, and rent of $28,143. This is offset by an increase in consulting expenses of $1,311,430.

The decrease in salaries and wages was due to the reduction in force as a result of the Company’s cost reduction plan. The decrease in CRO costs and research costs was due to the completion of the Australia research and development project during the second quarter of 2024. The decrease in lab expenses and product development costs was due to a reduction in research and development that began in 2024. The decrease in rent was due to the expiration of the Company’s Canadian lease during 2024. The increase in consulting fees was due to certain employees that were hired on a part-time consultant basis to perform certain research and development activities. The increase in tax incentives was due to a tax credit received during 2024.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2025 was $200,858 as compared to $337,489 for the year ended December 31, 2024, with a decrease of $136,631, or approximately 40%, primarily related to full amortization of the Company’s intangible assets in the first quarter of 2025.

Going Concern, Liquidity and Capital Resources

We have incurred a loss since inception resulting in an accumulated deficit of $114,846,492 as of December 31, 2025 and further losses are anticipated in the development of its business. Further, we had operating cash outflows of $8,141,543 for the year ended December 31, 2025. For the year ended December 31, 2025, we had a loss from operations of $8,774,448. Since inception, being a research and development company, we have not yet generated revenue and have incurred continuing losses from our operations. Our operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about tour ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In assessing our ability to continue as a going concern, we monitor and analyze our cash and our ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2025, we had cash of $4,677,491 and working capital of $4,018,307. Our current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Annual Report. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Years Ended December 31, 2025 and 2024

The following table sets forth a summary of cash flows for the years presented:

	For the Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(8,141,543)	$(7,726,139)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	10,579,507	7,673,834
Effect of foreign exchange rate on changes on cash	(1,499)	5,354
Net increase (decrease) in cash	$2,436,465	$(46,951)

Operating Activities

Net cash used in operating activities was $8,141,543 during the year ended December 31, 2025, which consisted primarily of a net loss adjusted for non-cash items of $7,845,601, a decrease in accounts payable, accrued expenses and other liabilities of $413,864, a decrease in due to related parties of $133,016, and a decrease in prepaid expenses and other current assets of $250,938.

Net cash used in operating activities was $7,726,139 during the year ended December 31, 2024, which consisted primarily of a net loss adjusted for non-cash items of $7,302,896, a decrease in prepaid expenses and other current assets of $178,496, an increase in due to related parties of $232,891, and a decrease in accounts payable, accrued expenses and other liabilities of $834,630.

Investing Activities

Net cash provided by investing activities was $0 during the years ended December 31, 2025 and 2024.

Financing Activities

Net cash provided by financing activities was $10,579,507 during the year ended December 31, 2025, which consisted of $4,698,241 in net proceeds from the exercise and inducement of warrants, $4,244,467 in net proceeds from the exercise of Common Stock and warrants, net of offering costs, and $1,636,799 in net proceeds from Common Stock sold for cash pursuant to the ATM Agreement, net of offering costs.

Net cash provided by financing activities was $7,673,834 during the year ended December 31, 2024, which consisted of $1,804,819 in net proceeds from the subscription receivable related to issuance of Inducement Warrants and the exercise of warrants and preferred investment options, $2,676,980 in net proceeds from the exercise of Inducement Warrants, $2,290,186 in net proceeds from commons stock sold under the Distribution Agreement, net of offering costs, $1,083,706 in net proceeds from common stock sold under the Purchase Agreement, net of offering costs, offset by the payment of offering costs previously accrued of $181,857.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, costs and expenses and related disclosures. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in them have had or are reasonably likely to have a material effect on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, and the valuation of warrants. Actual results could differ from those estimates.

The Company did not have any critical accounting estimates for the year ended December 31, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to this Annual Report beginning on page F-1.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer), we performed an assessment of the Company’s significant processes and key controls. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses described below.

A material weakness in internal control over financial reporting is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We determined that our internal control over financial reporting had the following material weaknesses, due to limited personnel and resources:

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

Changes in Internal Control over Financial Reporting

As of December 31, 2025, the Company is in process of remediating its material weaknesses and designing an effective internal control environment, however it has not yet remediated its material weaknesses.

Remediation efforts to address material weaknesses in internal controls

●	We engaged information technology experts who designed and implemented a secure, cloud based, server and IT environment with controlled access, monitoring, help desk and a user training protocol;

●	We installed and implemented third party software that provides improved control, approvals and segregation of duties over the purchase to pay operation cycle;

●	We engaged third party subject matter experts who are providing independent supervision of accounting staff, transaction processing, reconciliations and financial statement preparation, resulting in improved segregation of duties;

●	We engaged third party subject matter experts who are assisting in the financial reporting function, with such activities, including, without limitation, preparation, review and reconciliation of financial reports, research of technical accounting issues/transactions, performing various checklists to ensure compliance with GAAP and SEC requirements, with all such activities resulting in improved segregation of duties.

●	Previously, we engaged third party subject matter experts to assist in the design and documentation of an internal control environment meeting those requirements and criteria established in the COSO 2013 Internal Control Integrated Framework, but as of December 31, 2025 we did not have any third party subject matter experts engaged.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We incorporate by reference the information responsive to this Item appearing under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” and “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Code of Conduct and Ethics” in our definitive Proxy Statement on Schedule 14A for our 2026 Annual Meeting of Stockholders (“Proxy Statement”), which will be filed no later than 120 days after December 31, 2025.

Item 11. Executive Compensation

We incorporate by reference the information responsive to this Item appearing under the heading “Executive Officer and Director Compensation” in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference the information responsive to this Item appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

We incorporate by reference the information responsive to this Item appearing under the headings “Related Person Transactions and Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

We incorporate by reference the information responsive to this Item appearing under the heading “Proposal 5: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement, which will be filed no later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None. Financial statement schedules have not been included because they are not applicable, or the information is included in the consolidated financial statements or notes thereto.

(3) Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Item 16. Form 10–K Summary

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated January 10, 2020, by and between AMERI Holdings, Inc. and Ameri100, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 13, 2020)
2.2	Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated August 12, 2020, by and among AMERI Holdings, Inc., Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2020)
2.3	Amendment No. 1 To Tender Offer Support Agreement and Termination of Amalgamation Agreement, dated December 18, 2020, by and among Ameri, Jay Pharma Merger Sub, Inc., Jay Pharma Inc., 1236567 B.C. Unlimited Liability Company and Barry Kostiner, as the Ameri representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 18, 2020)
2.4	Amalgamation Agreement, dated May 24, 2021, by and among Enveric Biosciences, Inc., 1306432 B.C. LTD., 1306436 B.C. LTD., and MagicMed Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2021)

3.1	Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 21, 2025)
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2025)
3.6	Certificate of Designations of Series B Preferred Stock of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.7	Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
3.8	Amendment to the Amended and Restated Bylaws of Enveric Biosciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 18, 2021)
3.9	Certificate of Designation of the Series C Preferred Stock of the Company, dated May 4, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 4, 2022, File No. 000-26460)
3.10	Certificate of Amendment of Certificate of Designation of the Series C Preferred Stock of the Company, dated May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A, filed with the Securities and Exchange Commission on May 17, 2022, File No. 000 26460)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2023)
4.2	Form of Pre-Funded Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.3	Form of Warrant (issued in connection with January 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
4.4	Form of Warrant (issued in connection with February 2021 Registered Direct Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2021)
4.6	Form of MagicMed Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
4.7	Form of Common Stock Purchase Warrant (in connection with February 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 15, 2022)

4.8	Form of RD Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.9	Form of PIPE Pre-Funded Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.10	Form of RD Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.11	Form of PIPE Preferred Investment Option (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.12	Form of Wainwright Warrant (in connection with July 2022 Offering) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
4.13	Form of Inducement Warrant (in connection with December 2023 Offering) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2023)
4.14	Form of Pre-Funded Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.15	Form of Series A Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.16	Form of Series B Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.17	Form of Placement Agent Warrant (in connection with January 2025 Offering) (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
4.18	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
4.19	Form of Series D Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
4.20	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of our company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
4.21	Form of Series E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our company’s Current Report on Form 8-K, filed with the Commission on December 12, 2025)
4.22	Form of Series F Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our company’s Current Report on Form 8-K, filed with the Commission on December 12, 2025)
4.23	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of our company’s Current Report on Form 8-K, filed with the Commission on December 12, 2025)
4.24	Form of Series G Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)
4.25	Form of Series H Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)
4.26	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of our company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)

10.1#	Employment Agreement between Kevin Coveney and the Company, effective March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 28, 2023)
10.2	Form of Securities Purchase Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.3	Certificate of the Designations, Preferences and Rights of Akos Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.4	Form of Registration Rights Agreement (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.5	Form of Warrant (entered into in connection with the May 5, 2022 Private Placement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 11, 2022)
10.6	Form of Warrant Amendment (in connection with the July 2022 Offerings) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.7#	First Amendment to the Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 14, 2022)
10.8	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.9	Form of Securities Purchase Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.10	Form of Registration Rights Agreement (in connection with July 2022 Offering) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 26, 2022)
10.11#	Enveric Biosciences, Inc. 2020 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.12#	Form of RSU Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2021)
10.13#	Form of RSA Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2025)
10.14	Form of Securities Purchase Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.15	Form of Registration Rights Agreement, dated January 11, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.16	Letter Agreement, dated January 11, 2021, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on January 12, 2021)
10.17	Form of Securities Purchase Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)

10.18	Form of Registration Rights Agreement, dated February 9, 2021, by and among the Company and the purchasers thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 11, 2021)
10.19	Exclusive License Agreement, between the Company and Diverse Biotech, Inc., dated March 5, 2021 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 17, 2021)
10.20	Form of Voting and Support Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex B-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.21	Form of Voting Agreement, dated as of May 24, 2021, by and among MagicMed Industries Inc. and certain shareholders of Enveric Biosciences, Inc. named therein (incorporated by reference to Annex B-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.22	Form of Lock-Up Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-1 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 6, 2021)
10.23	Form of Lock-Up/Leak-Out Agreement, dated as of May 24, 2021, by and among Enveric Biosciences, Inc. and certain shareholders of MagicMed Industries Inc. named therein (incorporated by reference to Annex C-2 to the Company’s Proxy Statement/Prospectus, filed with the Commission on August 3, 2021)
10.24#	Employment Agreement between Joseph Tucker and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.25#	Employment Agreement between Peter Facchini and Enveric Biosciences, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2021)
10.26#	MagicMed Stock Option Plan, as amended September 10, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2021)
10.27^	Form of Termination of Prior Agreements and Mutual Release (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2023)
10.28	Equity Distribution Agreement, dated September 1, 20123, by and among the Company and Canaccord Genuity, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 1, 2023)
10.29#	Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 24, 2025)
10.30	Purchase Agreement, dated November 3, 2023, by and among the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on November 6, 2023)
10.31	Registration Rights Agreement, dated November 3, 2023, by and among the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the Commission on November 6, 2023)
10.32^	Form of Inducement Letter, dated December 28, 2023, by and among the investors thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 29, 2023).
10.33	Form of Common Stock Purchase Agreement, dated March 8, 2024, between Enveric Biosciences, Inc. and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2024)

10.34	Form of Common Stock Purchase Agreement, dated May 3, 2024, between Enveric Biosciences, Inc. and the investors set forth therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on May 3, 2024)
10.35	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A, filed with the Commission on January 30, 2025)
10.36^	Exclusive License Agreement, dated July 10, 2024, between Akos Biosciences, Inc. and Aries Science and Technology, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2024)
10.37^	Exclusive License Agreement, dated November 7, 2024, between Enveric Biosciences, Inc. and MycoMedica Life Sciences, PBC (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 28, 2025)
10.38	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on September 18, 2025)
10.39	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on December 12, 2025)
10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2024)
19	Policy on Insider Trading (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2024)
21.1	Subsidiaries
23.1*	Consent of independent registered public accountant – CBIZ CPAs P.C.
23.2*	Consent of independent registered public accountant – Marcum LLP
31.1*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2*	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32**	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 2024)
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

^

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

ENVERIC BIOSCIENCES, INC.

March 27, 2026	By:	/s/ Joseph Tucker
Joseph Tucker, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2026	By:	/s/ Joseph Tucker
Joseph Tucker, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

March 27, 2026	By:	/s/ Kevin Coveney
Kevin Coveney
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 27, 2026	By:	/s/ Michael Webb
Michael Webb
Director

March 27, 2026	By:	/s/ George Kegler
George Kegler
Director

March 27, 2026	By:	/s/ Marcus Schabacker
Marcus Schabacker, Ph.D., M.D.
Director

March 27, 2026	By:	/s/ Frank Pasqualone
Frank Pasqualone
Director

March 27, 2026	By:	/s/ Sheila DeWitt
Sheila DeWitt, Ph.D.
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Enveric Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enveric Biosciences, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey

March 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Enveric Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enveric Biosciences, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and shareholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2021 to 2025.

Morristown, New Jersey

March 28, 2025 (except for the Second Reverse Stock Split effective as of October 23, 2025 described in Note 1, as to which the date is February 9, 2026)

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash	$4,677,491	$2,241,026
Prepaid expenses and other current assets	259,216	493,558
Total current assets	4,936,707	2,734,584

Other assets:
Property and equipment, net	159,234	305,777
Intangible assets, net	—	42,182
Total other assets	159,234	347,959
Total assets	$5,095,941	$3,082,543

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581,020	$521,747
Due to related parties	99,875	232,891
Accrued expenses and other current liabilities	237,505	735,098
Total current liabilities	918,400	1,489,736

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,061,533 and 56,501 shares issued and outstanding as of December 31, 2025 and 2024, respectively	10,615	565
Additional paid-in capital	119,593,456	108,261,264
Accumulated deficit	(114,846,492)	(106,074,505)
Accumulated other comprehensive loss	(580,038)	(594,517)
Total shareholders’ equity	4,177,541	1,592,807
Total liabilities, mezzanine equity, and shareholders’ equity	$5,095,941	$3,082,543

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2025	2024
Operating expenses
General and administrative	$5,792,573	$6,453,505
Research and development	2,781,017	2,841,272
Depreciation and amortization	200,858	337,489
Total operating expenses	8,774,448	9,632,266

Loss from operations	(8,774,448)	(9,632,266)

Other income (expense)
Other income	2,567	65,990
Interest (expense) income, net	(106)	219
Total other income	2,461	66,209

Net loss before income taxes	(8,771,987)	(9,566,057)

Income tax expense	—	(8,930)

Net loss	(8,771,987)	(9,574,987)
Less deemed dividend on inducement of warrants	3,359,485	—
Net loss attributable to shareholders	$(12,131,472)	$(9,574,987)

Other comprehensive income (loss)
Foreign currency translation	14,479	(24,768)

Comprehensive loss	$(8,757,508)	$(9,599,755)

Net loss per share - basic and diluted	$(36.24)	$(228.48)

Weighted average shares outstanding, basic and diluted	334,719	41,908

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	56,501	$565	$108,261,264	$(106,074,505)	$(594,517)	$1,592,807
Issuance of Common Stock and Series A and B and prefunded warrants for cash, net of offering costs of $755,487	102,444	1,024	4,243,443	—	—	4,244,467
Issuance of common shares for vested RSAs	39,380	393	(393)	—	—	—
Issuance of common shares for exercise of warrants	38,528	385	74,659	—	—	75,044
Issuance of round up shares	85,965	860	(860)	—	—	—
Issuance of common shares for cash pursuant to ATM Agreement, net of offering costs of $217,079	110,242	1,103	1,635,696	—	—	1,636,799
Exercise of Series A, B, C, and D Warrants for common shares, net of offering costs of $988,911	628,473	6,285	4,552,324	—	—	4,558,609
Deemed dividend on inducement of warrants of $3,359,485	—	—	—	—	—	—
Stock-based compensation	—	—	827,323	—	—	827,323
Foreign exchange translation gain	—	—	—	—	14,479	14,479
Net loss	—	—	—	(8,771,987)	—	(8,771,987)
Balance at December 31, 2025	1,061,533	$10,615	$119,593,456	$(114,846,492)	$(580,038)	$4,177,541

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE YEAR ENDED DECEMBER 31, 2024
	Common Stock		Additional Paid-In	Subscription	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Receivable	Deficit	Loss	Equity
Balance at January 1, 2024	15,219	$152	$100,843,091	$(1,817,640)	$(96,499,518)	$(569,749)	$1,956,336
Common stock sold under the Equity Distribution Agreement, net of offering costs of $583,713	9,267	93	1,808,696	—	—	—	1,808,789
Issuance of direct offering shares (see Note 7)	3,816	38	771,255	—	—	—	771,293
Exercise of Inducement Warrants for common stock	10,856	109	2,676,871	—	—	—	2,676,980
Stock based compensation	—	—	1,562,392	—	—	—	1,562,392
Issuance of common shares for vested RSU	153	1	(1)	—	—	—	—
Proceeds from the subscription receivable related to the issuance of Inducement Warrants, net of offering costs of $12,821	—	—	(12,821)	280,500	—	—	267,679
Proceeds from the subscription receivable related to the exercise of warrants and preferred investment options and issuance of common stock in abeyance	3,912	39	(39)	1,537,140	—	—	1,537,140
Common stock sold under the Purchase Agreement, net of offering costs of $471,756	13,278	133	611,820	—	—	—	611,953
Foreign exchange translation loss	—	—	—	—	—	(24,768)	(24,768)
Net loss	—	—	—		(9,574,987)	—	(9,574,987)
Balance at December 31, 2024	56,501	$565	$108,261,264	$—	$(106,074,505)	$(594,517)	$1,592,807

The accompanying notes are an integral part of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(8,771,987)	$(9,574,987)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	(858)	(24,370)
Change in fair value of investment option liability	(1,707)	(21,620)
Stock-based compensation	827,323	1,562,392
Deferred offering costs expensed	—	418,200
Amortization of intangibles	42,182	168,750
Depreciation expense	158,676	168,739
Other	(99,230)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	250,938	178,496
Accounts payable, accrued expenses and other liabilities	(413,864)	(834,630)
Due to related parties	(133,016)	232,891
Net cash used in operating activities	(8,141,543)	(7,726,139)

Cash Flows From Financing Activities:
Proceeds from sale of Common Stock and warrants, net of offering costs	4,244,467	—
Proceeds from Common Stock sold for cash pursuant to the ATM Agreement, net of offering costs	1,636,799	—
Proceeds from the exercise and inducement of Series A, B, C, and D warrants, net of offering costs	4,698,241	2,676,980
Proceeds from Common Stock sold under the Equity Distribution Agreement, net of offering costs	—	2,290,186
Proceeds from Common Stock sold under the Purchase Agreement, net of offering costs	—	1,083,706
Proceeds from the subscription receivable related to the issuance of Inducement Warrants and the exercise of warrants and preferred investment options	—	1,804,819
Payment for offering costs previously accrued	—	(181,857)
Net cash provided by financing activities	10,579,507	7,673,834

Effect of foreign exchange rate on changes on cash	(1,499)	5,354

Net increase (decrease) in cash	2,436,465	(46,951)
Cash at beginning of year	2,241,026	2,287,977
Cash at end of year	$4,677,491	$2,241,026

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$—	$5,000

Non-cash financing and investing activities:
Non-cash issuance of round-up shares	$860	$—
Non-cash issuance of RSA vested shares	$393	$—
Offering costs accrued not paid	$64,588	$—
Deferred offering costs not paid	$5,000	$—
Deemed dividend on inducement of warrants	$3,359,485	$—
Issuance of Placement Agent Warrants as offering costs	$364,000	$—
Issuance of common shares for offering costs	$—	$771,293
Deferred offering costs charged to offering costs	$—	$612,000

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

The Company effected a 1-for-12 reverse stock split (“Second Reverse Stock Split”) on October 23, 2025, which began trading on a split-adjusted basis on October 28, 2025, pursuant to which every 12 shares of the Company’s issued and outstanding Common Stock were reclassified as one share of Common Stock. The Second Reverse Stock Split had no impact on the par value of the Company’s Common Stock or the authorized number of shares of Common Stock. Unless otherwise indicated, all share and per share information prior to the Second Reverse Stock Split date of October 28, 2025 in these consolidated financial statements are retroactively adjusted to reflect the Second Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional share resulting from the Second Reverse Stock Split were rounded up to the next whole number of shares, upon which 78,682 roundup shares were issued in November 2025.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $114,846,492 as of December 31, 2025 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $8,141,543 for the year ended December 31, 2025. For the year ended December 31, 2025, the Company had a loss from operations of $8,774,448. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At December 31, 2025, the Company had cash of $4,677,491 and working capital of $4,018,307. In January 2026, the Company raised net proceeds of approximately $1,300,000 from a registered direct offering and in February 2026 raised net proceeds of approximately $1,300,000 from an at the market offering. See Note 11 - Subsequent Events. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock, the valuation of warrants, and accruals associated with third party providers supporting research and development efforts. Actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to the prior period’s consolidated financial statements in order to conform to the current year presentation. The Company has reclassified investment option liability and warrant liability to accrued expenses and other current liabilities on the consolidated balance sheets and change in fair value of investment option liability and warrant liability to other income on the consolidated statements of operations in the current year. The Company has also reclassified groupings of accrued expenses and other liabilities in Note 5 - Accrued Liabilities. These reclassifications had no effect on the Company’s previously reported results of operations, changes in equity, or cash flows.

Foreign Currency Translation

From inception through December 31, 2025, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the years ended December 31, 2025 and 2024, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of December 31, 2025 and 2024, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 at Australian financial institutions, and less than C$100,000 at Canadian financial institutions.

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

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SAB 5A - Expenses of Offering. Offering costs, which consist mainly of legal, accounting and consulting fees directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. For the year ended December 31, 2025, the Company incurred $43,247 in deferred offering costs in connection with a registration statement. These deferred offering costs will be proportionately offset against the total proceeds from the issuance of common stock available under the agreements and the Company will expense any remaining balance of deferred offering costs if the agreements are terminated. As of December 31, 2025, the balance of deferred offering costs is $43,247.

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

The Company accounts for the inducement to exercise warrants in accordance with ASC Subtopic 470-20-40 “Debt with Conversion and Other Options” (“ASC 470-20-40”). ASC 470-20-40 requires the recognition of a deemed dividend equal to the fair value of the consideration delivered in excess of the consideration issuable under the original conversion terms. However, as the Company is in an accumulated deficit position as of the issuance dates, the resulting deemed dividend is recorded as a reduction of additional paid-in capital.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be recorded.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of operating expenses. There were no amounts accrued for penalties and interest for the years ended December 31, 2025 and 2024. The Company does not expect its uncertain tax positions to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company has identified its United States and Canadian federal tax returns, and its state and provincial tax returns in Massachusetts, New Jersey, Pennsylvania, and Ontario, CA as its “major” tax jurisdictions. The Company is in the process of filing its United States federal and state, Australian federal, and Canadian corporate tax returns for the year ended December 31, 2025. Net operating losses for these periods will not be available to reduce future taxable income until the returns are filed.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted stock units, restricted stock awards, and stock options are granted at the discretion of the Compensation Committee of the Company’s board of directors (the “Board”). These awards are restricted as to the transfer of ownership and generally vest over the requisite service periods, typically over a 12 to 48-month period. A significant portion of these awards may include vesting terms that include, without limitation, defined volume weighted average price levels being achieved by the Company’s Common Stock, specific performance milestones, employment, or engagement by the Company, with no assurances of achievement of any such vesting conditions, if applicable.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the years ended December 31, 2025 and 2024 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), penny warrants were included in the calculation of weighted average shares outstanding for the purposes of calculating basic and diluted earnings per share. In accordance with ASC 260, 1,274 RSUs that were fully vested on December 31, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of December 31, 2025. In accordance with ASC 260, 1,216 RSAs that were fully vested on December 31, 2024 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of December 31, 2024. The shares were issued during January 2025.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the years ended December 31, 2025 and 2024 because the effect of their inclusion would have been anti-dilutive.

	For the years ended December 31,
	2025	2024
Warrants to purchase shares of common stock	962,124	4,668
Restricted stock units - vested and unissued	276	115
Restricted stock units - unvested	122,615	3,992
Investment options to purchase shares of common stock	389	389
Options to purchase shares of common stock	128	128
Total potentially dilutive securities	1,085,532	9,292

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

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of December 31, 2025 and 2024 because of their short-term nature.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying consolidated statements of operations for the presentation of consolidated loss from operations for the years ended December 31, 2025 and 2024. The measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. The Company has adopted ASU 2023-09 effective January 1, 2025. The impact of ASU 2023-09 on the Company’s consolidated financial statements is reflected in Note 10 - Income Taxes.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity about current interim disclosure requirements and adds a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the adoption date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the potential impacts of ASU 2025-11.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2025 and 2024, the prepaid expenses and other current assets of the Company consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid insurance	$77,179	$107,610
Prepaid other	88,607	152,894
Prepaid product development	45,244	—
Deferred offering costs	43,247	—
Prepaid value-added taxes	4,939	233,054
Total prepaid expenses and other current assets	$259,216	$493,558

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	December 31, 2025	December 31, 2024
Lab equipment	$807,402	$769,105
Computer equipment and leasehold improvements	27,384	26,073
Less: Accumulated depreciation	(675,552)	(489,401)
Property and equipment, net of accumulated depreciation	$159,234	$305,777

Depreciation expense was $158,676 and $168,739 for the years ended December 31, 2025 and 2024, respectively.

NOTE 5. ACCRUED LIABILITIES

As of December 31, 2025 and December 31, 2024, the accrued liabilities of the Company consisted of the following:

	December 31, 2025	December 31, 2024
Professional fees	$130,247	$103,968
Accrued franchise taxes	85,873	261,100
Product development	12,681	350,421
Other	8,704	19,609
Total accrued liabilities	$237,505	$735,098

NOTE 6. RELATED PARTY TRANSACTIONS

As of December 31, 2025 and 2024, the Company had current liabilities of $99,875 and $232,891, respectively, due to related parties. This balance is related to board compensation payments due to members of the Board of the Company.

Board member Sheila DeWitt has provided research and development services as an advisory consultant to the Company since May 2022. These services are provided as needed on an hourly basis. During the year ended December 31, 2025, the Company incurred $3,250 in service fees related to these services. Of these fees, $3,250 has been paid and there is no balance outstanding included in due to related parties on the consolidated balance sheet as of December 31, 2025. During the year ended December 31, 2024, the Company incurred $189,125 in service fees related to these services. Of these fees, $176,125 has been paid and $13,000 is included in due to related parties on the consolidated balance sheet as of December 31, 2024.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

Authorized Capital

The holders of the Company’s common stock are entitled to one vote per share. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board out of legally available funds. Upon the liquidation, dissolution, or winding up of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution. As of December 31, 2025 and December 31, 2024, 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock were authorized under the Company’s articles of incorporation. On December 11, 2025, the Company’s stockholders authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the authorized shares of Common Stock from 100,000,000 to 5,000,000,000. As of the date of the filing of this Annual Report on Form 10-K, the Company has not effected such amendment, and the authorized shares of Common Stock remains 100,000,000. As approved by its stockholders, the Company may choose to effect the amendment at its sole discretion.

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

On December 28, 2023, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders (the “Holders”) of the warrants that were modified in July 2022 (the “February 2022 Post-Modification Warrants”) and registered direct (“RD”) and the private investment in public equity (“PIPE”) preferred investment options to purchase shares of the Company’s common stock (the “Existing Warrants and Investment Options”) pursuant to which the Holders agreed to exercise for cash their Existing Warrants and Investment Options to purchase 6,234 shares of the Company’s common stock, in the aggregate, at a reduced exercised price of $246.60 per share (from an original exercise price of $1,400.40 per share), in exchange for the Company’s agreement to issue new warrants (the “Inducement Warrants”) to purchase up to 12,467 shares of the Company’s common stock (the “Inducement Warrant Shares”), and the Holders to make a cash payment of $22.56 per Inducement Warrant share for total proceeds of $280,500. In January 2024, the Company received aggregate gross proceeds of $1,817,640 from the exercise of the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants. Because the Existing Warrants and Investment Options by the Holders and the sale of the Inducement Warrants that exercised on December 28, 2023 and unsettled until January 2024, the proceeds are included in the consolidated balance sheet as a subscription receivable as of December 31, 2023. As of December 31, 2023, 2,322 shares of the Existing Warrants and Investment Options exercised were considered issued as the Company had the enforceable right to obtain the cash proceeds, which were in-transit, and the Holders were no longer able to rescind the exercise election. Due to the beneficial ownership limitation provisions, 3,912 shares of the Existing Warrants and Investment Options exercised were initially unissued and held in abeyance for the benefit of the Holder until notice is received from the Holder that the shares may be issued in compliance with such limitation. During the year ended December 31, 2024, the Company issued all 3,912 shares of common stock of the 3,912 shares of Existing Warrants and Investment Options exercised that were held in abeyance due to the beneficial ownership limitation provisions.

On March 8, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of 1,271 shares of the Company’s common stock to the Holders of the Inducement Warrants. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation solely with respect to the entry into and/or issuance of shares of common stock in an at the market offering contained in the Inducement Letters. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $322,453 and was charged to additional paid in capital, as it is direct and incremental to the Distribution Agreement, on the consolidated balance sheet as an offering cost related to the Distribution Agreement.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company issued 9,267 shares of common stock for gross proceeds of $2,392,502 under the Distribution Agreement, and charged offering costs of $583,713, of which $171,943 were previously deferred, to additional paid in capital on the consolidated balance sheet. As of December 31, 2025 and December 31, 2024, there were no deferred offering costs related to the Distribution Agreement. As of December 31, 2025, there is $0 available under the Distribution Agreement.

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

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s Common Stock (the “Purchase Shares”). However, such sales of Common Stock by the Company, if any, will be subject to important limitations set forth in the Purchase Agreement, including limitations on number of shares that may be sold. Sales may occur from time to time, at the Company’s sole discretion, over the 24-month period commencing on the date that the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement are satisfied, including that a registration statement on Form S-1 covering the resale of the shares of the Company’s Common Stock that have been and may be issued to Lincoln Park under the Purchase Agreement, which the Company has filed with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC. As required under the Purchase Agreement, the Company registered a resale of 6,336 shares of the Company’s common stock, plus the 775 commitment shares, by Lincoln Park on a registration statement on Form S-1 dated November 8, 2023, which was declared effective by the SEC on December 5, 2023. As of July 30, 2024, there were no remaining shares available to be issued in connection with this registration statement. On September 4, 2024, the Company filed an amended Form S-1, which was declared effective by the SEC on September 11, 2024. The amended Form S-1 registered an additional 27,223 shares of common stock that are available to be issued to Lincoln Park in connection with this agreement.

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

On May 3, 2024, the Company entered into a series of common stock purchase agreements for the issuance in a registered direct offering of an aggregate of 2,545 shares of the Company’s common stock, to certain institutional investors. The issuance was made in exchange for the permanent and irrevocable waiver of the variable rate transaction limitation with respect to any existing or future agreement by the Company to effect any issuance of shares and issue such shares thereunder, as contained in those certain Inducement Offer Letters, dated December 28, 2023, between the Company and those certain institutional investors. The Company will not receive any net proceeds in connection with the offering. The fair value of the shares issued for consideration of waiving the variable rate transaction limitation was $448,840 and was recorded as deferred offering costs, as direct and incremental to the Purchase Agreement, within prepaid expenses and other current assets on the consolidated balance sheet related to the Purchase Agreement.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2024, the Company had issued 13,278 shares of common stock, through the Purchase Agreement for gross cash proceeds of $1,083,709. During the year ended December 31, 2023, approximately $396,000 in offering costs was deferred. During the year ended December 31, 2024, an additional $494,000 in offering costs was incurred, of which the Company charged offering costs of $471,756 to additional paid in capital on the consolidated balance sheet and the remaining $418,200 was expensed. As of December 31, 2025 and 2024, the Company has capitalized deferred offering costs of $0. The Company engaged in a best efforts public offering in the first quarter of 2025 (described below), which restricted the use of the Lincoln Park Equity Line for a period of one year from February 3, 2025. The Purchase Agreement expired on January 1, 2026.

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

In connection with the Offering, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a certain institutional investor. Pursuant to the Securities Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock or file any registration statement or prospectus, or any amendment or supplement thereto for 60 days after the closing date of the Offering, subject to certain exceptions. In addition, the Company has agreed not to effect or enter into an agreement to effect any issuance of Common Stock or any securities convertible into or exercisable or exchangeable for shares of Common Stock involving a variable rate transaction (as defined in the Securities Purchase Agreement) until the one-year anniversary of the closing date of the Offering, subject to an exception.

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

Also pursuant to the Engagement Agreement, the Company, in connection with the Offering, agreed to issue to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 9,723 shares of Common Stock (the “Placement Agent Warrant Shares”) (which represents 7.0% of the Shares and Pre-Funded Warrants sold in the Offering). The Placement Agent Warrants have an exercise price of $45.00 per share (which represents 125% of the public offering price per Share and accompanying Warrants), expire on February 3, 2030, and are exercisable following the Initial Exercise Date. The grant date fair value of the Placement Agent Warrants were $148,000 on February 3, 2025 and were recorded as offering costs. The measurement of fair value of Placement Agent Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., share price of $21.72, exercise price of $45.00, term of five years, volatility of 106%, risk-free rate of 4.4%, and expected dividend rate of 0%).

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, a total of 36,444 shares of Common Stock have been issued due to exercises of the Pre-Funded Warrants. Prior to the inducement warrant transaction discussed below, 2,084 shares of Common Stock have been issued due to exercises of the Series B Warrants for cash proceeds of $75,044.

Inducement Warrant Transactions

On September 17, 2025, the Company entered into warrant exercise inducement offer letters (the “Inducement Letters”) with certain holders of the Company’s Series A Warrants and Series B Warrants originally issued in February 2025 (collectively, the “Existing Warrants”), which closed on September 18, 2025. Pursuant to the Inducement Letters, the holders agreed to exercise for cash their Existing Warrants to purchase 202,083 shares of the Company’s Common Stock, in the aggregate, at a reduced exercise price of $10.98 per share (from an original exercise price of $36.00 per share), in exchange for the Company’s agreement to issue new warrants (the “Series C Warrants” and “Series D Warrants,” collectively, the “Inducement Warrants”) to purchase up to 404,166 shares of the Company’s Common Stock under each series (the “Inducement Warrant Shares”). Pursuant to Nasdaq Listing Rule 5635(d), the Company is required to obtain approval from the Company’s stockholders before issuing any underlying Inducement Warrant Shares upon exercise of the Inducement Warrants (“Stockholder Approval”). Stockholder Approval was received on December 11, 2025.

The Series C Warrants have an exercise price of $10.98 per share and expire five years from the date Stockholder Approval was received. The Series D Warrants have the same exercise price and expire eighteen months from the date Stockholder Approval was received. The inducement warrant transaction closed on September 18, 2025. The Company received aggregate gross proceeds of $2,218,873 from the exercise of the Existing Warrants by the holders.

All of the Inducement Warrants issued in connection with the inducement warrant transaction were determined to be equity classified in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging.

The Company engaged the Placement Agent to act as its exclusive placement agent in connection with the transactions summarized above and agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds as well as a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the Existing Warrants, plus reimbursement for certain expenses and the issuance of 14,146 placement agent warrants. The placement agent warrants have the same terms as the Series C Warrants, except the placement agent warrants have an exercise price of $13.7256 per share. The grant date fair value of these placement agent warrants was estimated to be $90,000 on September 18, 2025 and was charged to additional paid-in capital as issuance costs. The fair value was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.6%; (2) expected life in years of 5.23; (3) expected stock volatility of 126.0%; and (4) expected dividend yields of 0%). The Company also incurred legal and other offering-related fees of $334,659, which were similarly charged to additional paid-in capital.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The measurement of fair value of the Inducement Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rates of 3.6% and 3.5% for the Series C Warrants and Series D Warrants, respectively; (2) expected life in years of 5.23 and 1.73 for the Series C Warrants and Series D Warrants, respectively; (3) expected stock volatility of 126.0% and 125.0% for the Series C Warrants and Series D Warrants, respectively; and (4) expected dividend yields of 0%). The grant date fair value of these Inducement Warrants was estimated to be $2,150,111 on September 18, 2025 and is reflected within additional paid-in capital as of December 31, 2025. The deemed dividend, calculated as the difference between the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original warrant terms, was $1,513,449. In accordance with ASC 260, earnings per share, the deemed dividend was also recorded as an increase in net loss available to common stockholders for purposes of calculating net loss per share.

On December 11, 2025, the Company entered into warrant exercise inducement offer letters (the “December Inducement Letters”) with certain holders of the Company’s outstanding common stock purchase warrants originally issued in February 2025 and September 2025 (the “Existing Series A, B, C, and D Warrant”). Pursuant to the December Inducement Letters, the holders agreed to exercise for cash their Existing Warrants to purchase 426,390 shares of the Company’s common stock, in the aggregate, at a reduced exercise price of $7.05 per share (from original exercise prices of $36.00 and $10.98 per share) and pay a purchase price of $0.125 per share, in exchange for the Company’s agreement to issue new warrants (the “Series E Warrants” and “Series F Warrants,” collectively, the “December Inducement Warrants”) to purchase up to 426,390 shares of the Company’s common stock under each series (the “December Inducement Warrant Shares”). The closing of the transactions contemplated pursuant to the Inducement Letters was December 12, 2025 (the “Closing Date”)

The Series E Warrants have an exercise price of $7.05 per share and expire five years following the effective date of the resale registration statement covering the shares issuable upon exercise. The Series F Warrants have the same exercise price and expire eighteen months following the effective date of the resale registration statement. The Company received aggregate gross proceeds of $3,112,647 from the exercise of the Existing Warrants by the holders.

All of the December Inducement Warrants issued in connection with the inducement warrant transaction were determined to be equity classified in accordance with the guidance at ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging.

The Company engaged the Placement Agent to act as its exclusive placement agent in connection with the transactions summarized above and agreed to pay Placement Agent a cash fee equal to 7.0% of the gross proceeds, plus reimbursement for certain expenses and the issuance of 29,847 placement agent warrants. The placement agent warrants have the same terms as the Series E Warrants, except the placement agent warrants have an exercise price of $9.125 per share (125% of the offering price). The grant date fair value of these placement agent warrants was estimated to be $126,000 on December 11, 2025 and was charged to additional paid-in capital as issuance costs. The fair value of the placement agent warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.7%; (2) expected life in years of 5.21; (3) expected stock volatility of 114.0%; and (4) expected dividend yield of 0%.)

The Company also incurred legal and other offering-related fees of $438,252, which were similarly charged to additional paid-in capital.

In connection with this inducement warrant transaction, the Company determined the fair value of the Existing Warrants immediately prior to the December Inducement Letters and the intrinsic value of the Existing Warrants immediately after the modification. The fair value of the Existing Warrants immediately prior to the Inducement Letters was $1,388,134 and was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.5 - 3.7%; (2) expected life in years of 0.64 - 5.00; (3) expected stock volatility of 116.0% - 149.0%; and (4) expected dividend yields of 0%). The reduced Existing Warrants were exercisable at market price and therefore had no fair value.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The measurement of fair value of the December Inducement Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rates of 3.7% and 3.5% for the Series E Warrants and Series F Warrants, respectfully; (2) expected life in years of 5.21 and 1.70 for the Series E Warrants and Series F Warrants, respectfully (3) expected stock volatility of 114.0% and 138.0% for the Series E Warrants and Series F Warrants, respectfully; and (4) expected dividend yields of 0%.). The grant date fair value of these December Inducement Warrants was estimated to be $3,234,170 on December 12, 2025, and is reflected within additional paid-in capital as of December 31, 2025. The deemed dividend, calculated as the difference between the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original warrant terms, was $1,846,036. In accordance with ASC 260, earnings per share, the deemed dividend was also recorded as an increase in net loss available to common stockholders for purposes of calculating net loss per share.

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

As of December 31, 2025, the Company has issued 110,242 shares under the ATM Agreement for net cash proceeds of $1,636,799.

Common Stock Activity

During the year ended December 31, 2025 a total of 39,380 shares of common stock were issued pursuant to the vesting of restricted stock awards. During the year ended December 31, 2024 a total of 153 shares of common stock were issued pursuant to the vesting of restricted stock units.

Stock Options

Amendment to 2020 Long-Term Incentive Plan

On November 2, 2023, the stockholders approved the amendments to the 2020 Long-Term Incentive Plan, which was approved by the Board on August 8, 2023 (the “Amended Incentive Plan”). The Amended Incentive Plan (i) increased the number of authorized shares reserved for issuance under the Amended Incentive Plan to a maximum of 1,945, subject to equitable adjustment, and (ii) removed the evergreen provision implemented in the May 2022 Plan Amendment. During the first quarter of 2024, the Board approved an equitable adjustment to increase the number of shares available under the Plan by 749 shares. Effective October 9, 2024, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 5,367 shares. Effective March 21, 2025, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 24,978 shares. Effective December 12, 2025, the Board approved an equitable adjustment to increase the number of shares available under the Incentive Plan by 131,110 shares which increased the total number of authorized shares under the Incentive Plan to 164,148 shares. As of December 31, 2025, there were no shares available for grant under the Incentive Plan.

The Company’s stock based compensation expense, recorded within general and administrative expense in the consolidated statement of operations and comprehensive loss, related to stock options for the years ended December 31, 2025 and 2024 was $1,656 and $(5,441), respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the years ended December 31, 2025 and 2024:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2024	772	$5,214.60
Granted	3,544	106.08
Forfeited	(154)	516.60
Vested	(170)	3,999.60
Non-vested at December 31, 2024	3,992	288.96
Granted	120,058	6.39
Vested	(1,435)	544.19
Forfeited	—	—
Non-vested at December 31, 2025	122,615	$9.30

For the years ended December 31, 2025 and 2024, the Company recorded $647,435 and $1,475,947, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2025, the Company had unamortized stock-based compensation costs related to restricted stock units of $1,012,614 which will be recognized over a weighted average period of 3.27 years. As of December 31, 2025, 1,550 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of December 31, 2025.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Year ended December 31,
	2025	2024
Stock-based compensation expense for RSUs:
General and administrative	$337,889	$646,636
Research and development	309,546	829,311
Total	$647,435	$1,475,947

Restricted Stock Awards

The Company’s activity in restricted common stock was as follows for the years ended December 31, 2025 and 2024:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2024	—	—
Granted	1,216	$75.60
Vested	(1,216)	$75.60
Non-vested at December 31, 2024	—	$—
Granted	38,164	$4.67
Vested	(38,164)	$4.67
Non-vested at December 31, 2025	—	$—

For the years ended December 31, 2025 and 2024, the Company recorded $178,232 and $91,886, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants and Preferred Investment Options

The following table summarizes information about shares issuable under warrants outstanding at December 31, 2025 and 2024:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2024	15,528	$2,122.20	4.6	$—
Issued	—	—	—	—
Expired	(4)	28,800.00	—	—
Exercised	(10,856)	246.60		—
Outstanding at December 31, 2024	4,668	6,440.40	2.7	—
Issued	1,624,865	9.79	—	—
Exercised	(667,001)	11.42	—	—
Forfeited	(408)	6,730.20	—	—
Outstanding at December 31, 2025	962,124	$37.81	3.2	$—

Exercisable at December 31, 2025	962,124	$37.81	3.2	$—

The following table summarizes information about investment options outstanding at December 31, 2025 and 2024:

	Investment options outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2024	389	$1,800.00	4.1	$—
Exercised	—	—	—	—
Outstanding at December 31, 2024	389	1,800.00	2.6	$—
Exercised	—	—	—	—
Outstanding at December 31, 2025	389	$1,800.00	1.6	$—

Exercisable at December 31, 2025	389	$1,800.00	1.6	$—

Series C Preferred Shares

On May 3, 2022, the Board declared a dividend of one one-thousandth of a share of the Company’s Series C Preferred Stock (“Series C Preferred Stock”) for each outstanding share of the Company’s common stock held of record as of 5:00 p.m. Eastern Time on May 13, 2022 (the “Record Date”). This dividend was based on the number of outstanding shares of common stock prior to the Reverse Stock Split. The outstanding shares of Series C Preferred Stock were entitled to vote together with the outstanding shares of the Company’s common stock, as a single class, exclusively with respect to a proposal giving the Board the authority, as it determines appropriate, to implement a reverse stock split within twelve months following the approval of such proposal by the Company’s stockholders (the “Reverse Stock Split Proposal”), as well as any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split Proposal (the “Adjournment Proposal”).

The Company held a special meeting of stockholders on July 14, 2022 (the “Special Meeting”) for the purpose of voting on, among other proposals, a Reverse Stock Split Proposal and an Adjournment Proposal. All shares of Series C Preferred Stock that were not present in person or by proxy at the Special Meeting were automatically redeemed by the Company immediately prior to the opening of the polls at Special Meeting (the “Initial Redemption”). All shares that were not redeemed pursuant to the Initial Redemption were redeemed automatically upon the approval by the Company’s stockholders of the Reverse Stock Split Proposal at the Special Meeting (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). Each share of Series C Preferred Stock was entitled to receive $0.10 in cash for each 10 whole shares of Series C Preferred Stock immediately prior to the Redemption. As of June 30, 2022, there were 52,684.548 shares of Series C Preferred Stock issued and outstanding. As of December 31, 2022, both the Initial Redemption and the Subsequent Redemption had occurred. As a result, no shares of Series C Preferred Stock remain outstanding. As of December 31, 2025 and 2024, there are 100,000 shares of Series C Preferred Stock authorized for future issuances.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has not earned any revenue related to this agreement as of December 31, 2025 and 2024.

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

The Company has not earned any revenue related to this agreement as of December 31, 2025. During the year ended December 31, 2024, the Company received $20,000 from MycoMedica as a licensing fee, which is recorded as other income in the consolidated statements of operations.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

The Company has not earned any revenue related to this agreement as of December 31, 2025.

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

Australian Subsidiary Research and Development

On March 23, 2023, the Company issued a press release announcing the selection of Australian CRO, Avance Clinical, in preparation for Phase 1 Study of EB-373, the Company’s lead candidate targeting the treatment of anxiety disorders. Under the agreement, Avance Clinical managed the Phase 1 clinical trial of EB-373 in coordination with the Company’s newly established Australian subsidiary, Enveric Therapeutics Pty, Ltd. The Phase 1 clinical trial was designed as a multi-cohort, dose-ascending study to measure the safety and tolerability of EB-373. EB-373, a next-generation proprietary psilocin prodrug, has been recognized as a New Chemical Entity (NCE) by Australia’s Therapeutic Goods Administration (TGA) and is currently in preclinical development targeting the treatment of anxiety disorder. The total cost of the Avance Clinical contract was approximately 3,400,000 AUD, which translated to approximately $2,114,000 USD as of December 31, 2024. As of December 31, 2024, the project was completed and the Company terminated the agreement as of December 31, 2024. Total project costs were 3,300,000 AUD and the Company did not incur additional costs associated with the agreement. Accordingly, the Company had $0 recorded as prepaid assets within prepaid and other current assets, accrued $0 recorded as accrued liabilities and $0 as accounts payable on the accompanying consolidated balance sheet. For the years ended December 31, 2025 and 2024, the Company expensed $0 and $495,465, respectively, in research and development expenses within the accompanying consolidated statement of operations.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to Australian tax law, the Company is allowed an R&D tax credit that reduces a company’s tax bill in Australia for expenses incurred in R&D subject to certain requirements. The Company’s Australian subsidiary submits R&D tax credit requests annually for research and development expenses incurred. At December 31, 2025 and 2024, the Company had a research and development tax credit receivable of $0 for R&D expenses incurred in Australia. The Company received the amount due in relation to the research and development tax credit of $290,447 during the year ended December 31, 2024.

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

NOTE 10. INCOME TAXES

The Company’s U.S. and foreign loss before income taxes are set forth below:

	December 31,
	2025	2024
United States	$(7,463,931)	$(7,465,630)
Foreign	(1,308,056)	(2,100,427)
Total	$(8,771,987)	$(9,566,057)

For the years ended December 31, 2025 and 2024, the Company recorded income tax expense of $— and $8,930, respectively. The income tax expense is as follows:

	December 31,
	2025	2024
Current:
Federal	$—	$—
State	—	(8,930)
Foreign	—	$—
	$—	$(8,930)

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—

Total income tax expense	$—	$(8,930)

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected to prospectively adopt the guidance in ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The following table reconciles the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	2025
	Amount	Percentage
Income before provision for income taxes	$(8,771,987)

U.S. Federal Statutory Tax Rate at 21%	(1,842,117)	21.00%

State and Local Income Taxes, Net of Federal Income Tax Effect *
State Changes in Valuation Allowances	(11,600)	(0.1)%
State Prior Year True Up	(97,438)	1.1%
State Change in Tax Rate	158,813	(1.8)%
State Taxes - Deferred, net of FBOS	(32,977)	0.4%
Other	311	0.0%

Foreign Tax Effects
Canada
Change in VA	566,162	(6.4)%
CTA	(221,721)	2.5%
Other	(70,980)	0.8%
Australia
Change in VA	(756)	—%
Prior Year True Up	33,019	(0.3)%
Other	(31,052)	0.4%

Changes in Valuation Allowances	1,541,143	(17.5)%

Non-taxable or Non-deductible Items
Other	9,193	(0.1)%

Total Income Tax Provision	$—	—%

(*)	State taxes in Florida and Massachusetts comprise the majority (greater than 50%) of the tax effect in this category.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. statutory rate of 21% to the Company’s effective tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 is summarized as follows:

2024
Federal income tax at the statutory rate	(21.0)%
State income tax rate (net of federal)	(2.1)%
Foreign tax rate differential	2.1%
Non-deductible expenses	1.0%
Deferred true-up	11.6%
Change in valuation allowance	8.5%
Effective income tax rate	0.1%

The Company’s deferred tax assets and deferred tax liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$14,326,503	$12,010,882
Stock-based compensation	969,259	938,457
Research and development capitalized expenses	321,723	563,389
Intangible amortization	100,147	111,471
Other	32,892	31,376
Less valuation allowances	(15,750,524)	(13,655,575)
Net deferred tax assets	$—	$—

The Company had the following potentially utilizable net operating loss tax carryforwards:

	December 31,
	2025	2024
Federal	$37,815,890	$30,086,333
State	$16,861,207	$14,467,439
Foreign	$19,671,743	$17,543,639

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) limits the net operating loss deduction to 80% of taxable income for losses arising in tax years beginning after December 31, 2017. As of December 31, 2025, the Company had federal net operating loss carryforwards of $37,815,890 which can be carried forward indefinitely, state net operating losses carryforwards of $16,861,207, of which $10,405,652 can be carried forward indefinitely and remainder can be carried 20 years and Canadian net operating loss carryforwards of $19,671,743, of which $18,346,574 will begin to expire in 2040 and the remainder is carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The valuation allowance increased by $2,094,949 and $817,820 during the years ended December 31, 2025 and 2024, respectively.

The Company files U.S. federal and state returns. The Company’s foreign subsidiary also files a local tax return in their local jurisdiction. From a U.S. federal, state and Canadian perspective the years that remain open to examination are consistent with each jurisdiction’s statute of limitations.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Section 382

The utilization of the Company’s net operating losses may be subject to a substantial limitation in the event of any significant future changes in its ownership structure under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards before their utilization. The Company has not conducted any studies to determine annual limitations, if any, that could result from such changes in ownership.

Section 174

Beginning in 2022, the TCJA eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to amortize US expenses over five years and foreign expense over fifteen years pursuant to IRC Section 174. During the years ended December 31, 2025 and 2024, the Company has estimated and capitalized gross $49,422 and $202,147, respectively, of research and development expenditures. This did not have a material impact on the Company’s tax liability for the years ended December 31, 2025 and 2024. The Company will continue to evaluate the impact of these tax law changes on the current and future periods.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, amending U.S. tax law in several areas, including domestic research and development deductibility and bonus depreciation. The Company has included the estimated effect of provisions relevant to the current fiscal year in its reported income tax expense as of December 31, 2025. As a result of the OBBBA in the current period, the federal net operating loss was further increased driven by the deductibility of pre-2025 R&D expenses. There was little to no impact on the effective tax rate. Management is continuing to evaluate the OBBBA’s potential impact on future periods, particularly with respect to deferred tax assets and liabilities, the effective tax rate, and cash tax obligations.

NOTE 11. SUBSEQUENT EVENTS

On January 27, 2026, the Company, entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors (each, an “Investor”), pursuant to which the Company agreed to issue and sell to the Investors in a registered direct offering, an aggregate of 328,802 shares of Common Stock, at a price of $4.41 per share (the “Registered Direct Offering”) for gross proceeds of approximately $1.5 million before the deduction of placement agent fees and offering expenses. The closing of the Registered Direct Offering occurred on January 28, 2026.

In a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell unregistered Series G warrants to purchase up to 328,802 shares of Common Stock (the “Series G Warrants”), and unregistered Series H warrants to purchase up to 328,802 shares of Common Stock (the “Series H Warrants”, and collectively with the Series G Warrants, the “Common Warrants”). The Common Warrants have an exercise price of $4.16 per share (subject to customary adjustments as set forth in the Common Warrants) and are exercisable immediately. The Series G Warrants will expire five years following the effective date of the Resale Registration Statement (defined below), and the Series H Warrants will expire 18 months following the effective date of the Resale Registration Statement. The Common Warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions. The Company has agreed to file a registration statement providing for the resale of the shares issuable upon the exercise of the Common Warrants and warrants issued to its placement agent within thirty calendar days after the closing date (the “Resale Registration Statement”). The Company filed the Resale Registration Statement on February 10, 2026, which was declared effective by the SEC on February 17, 2026.

On February 6, 2026, the Company filed a prospectus supplement to increase the ATM Agreement’s capacity by an additional $1,346,000 under the Company’s existing shelf registration statement. Under this agreement, the Company issued 497,200 shares on February 19, 2026 for net cash proceeds of $1.3 million.

