Form 10-Q
period 2026-03-31
Enveric Biosciences, Inc.
filed 2026-05-15
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

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

As of May 13, 2026, the Registrant had 3,681,884 shares of Common Stock (par value $0.01 per share) outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$4,908,769	$4,677,491
Prepaid expenses and other current assets	466,330	259,216
Total current assets	5,375,099	4,936,707

Other assets:
Property and equipment, net	119,927	159,234
Deferred offering costs, non-current	26,438	—
Total other assets	146,365	159,234
Total assets	$5,521,464	$5,095,941

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280,315	$581,020
Due to related parties	—	99,875
Accrued expenses and other current liabilities	180,361	237,505
Total current liabilities	460,676	918,400

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 1,887,535 and 1,061,533 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	18,875	10,615
Additional paid-in capital	122,108,934	119,593,456
Accumulated deficit	(116,479,965)	(114,846,492)
Accumulated other comprehensive loss	(587,056)	(580,038)
Total shareholders’ equity	5,060,788	4,177,541
Total liabilities, mezzanine equity, and shareholders’ equity	$5,521,464	$5,095,941

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2026	2025
Operating expenses
General and administrative	$1,249,961	$1,360,138
Research and development	345,969	746,371
Depreciation and amortization	37,240	81,024
Total operating expenses	1,633,170	2,187,533

Loss from operations	(1,633,170)	(2,187,533)

Other (expense) income
Other income	—	2,565
Interest (expense) income, net	(303)	2
Total other (expense) income	(303)	2,567

Net loss before income taxes	(1,633,473)	(2,184,966)

Income tax expense	—	—

Net loss	(1,633,473)	(2,184,966)

Other comprehensive loss
Foreign currency translation	(7,018)	(3,487)

Comprehensive loss	$(1,640,491)	$(2,188,453)

Net loss per share - basic and diluted	$(1.08)	$(14.58)

Weighted average shares outstanding, basic and diluted	1,510,401	149,815

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	FOR THE THREE MONTHS ENDED MARCH 31, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	1,061,533	$10,615	$119,593,456	$(114,846,492)	$(580,038)	$4,177,541
Issuance of common stock and warrants in Private Placement, net of offering costs of $368,990	328,802	3,288	1,140,739	—	—	1,144,027
Issuance of common stock for cash pursuant to ATM Agreement, net of offering costs of $54,484	497,200	4,972	1,286,066	—	—	1,291,038
Stock based compensation	—	—	88,673	—	—	88,673
Foreign exchange translation loss	—	—	—	—	(7,018)	(7,018)
Net loss	—	—	—	(1,633,473)	—	(1,633,473)
Balance at March 31, 2026	1,887,535	$18,875	$122,108,934	$(116,479,965)	$(587,056)	$5,060,788

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	FOR THE THREE MONTHS ENDED MARCH 31, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	56,501	565	108,261,264	(106,074,505)	(594,517)	$1,592,807
Issuance of common stock and Series A and B and prefunded warrants for cash, net of offering costs of $755,487	102,444	1,024	4,243,443	—	—	4,244,467
Issuance of common shares for vested RSAs	1,215	12	(12)	—	—	—
Issuance of common shares for exercise of warrants	38,528	385	74,659	—	—	75,044
Issuance of round up shares	7,283	73	(73)	—	—	—
Stock based compensation	—	—	193,848	—	—	193,848
Foreign exchange translation loss	—	—	—	—	(3,487)	(3,487)
Net loss	—	—	—	(2,184,966)	—	(2,184,966)
Balance at March 31, 2025	205,971	$2,059	$112,773,129	$(108,259,471)	$(598,004)	$3,917,713

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(1,633,473)	$(2,184,966)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	—	(858)
Change in fair value of investment option liability	—	(1,707)
Loss on write-off of deferred offering costs	19,597	—
Stock-based compensation	88,673	193,848
Amortization of intangibles	—	42,182
Depreciation expense	37,240	38,842
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(251,611)	(46,126)
Accounts payable, accrued expenses and other current liabilities	(417,390)	(301,281)
Due to related parties	(99,875)	(131,516)
Net cash used in operating activities	(2,256,839)	(2,391,582)

Cash Flows From Financing Activities:
Proceeds from sale of common stock and warrants, net of offering costs	1,204,793	4,373,870
Proceeds from the exercise of warrants	—	75,044
Proceeds from sale of common stock for cash pursuant to the ATM Agreement, net of offering costs	1,298,415	—
Net cash provided by financing activities	2,503,208	4,448,914

Effect of foreign exchange rate on changes on cash	(15,091)	(3,923)

Net increase in cash	231,278	2,053,409
Cash at beginning of period	4,677,491	2,241,026
Cash at end of period	$4,908,769	$4,294,435

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

Non-cash financing and investing activities:
Non-cash issuance of round-up shares	$—	$874
Non-cash issuance of RSA vested shares	$—	$146
Offering costs accrued not paid	$68,143	$129,403
Issuance of Placement Agent Warrants as offering costs	$63,000	$—
Deferred offering costs not paid	$2,788	$—

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

Reverse Stock Split

The Company effected a 1-for-12 reverse stock split (“Reverse Stock Split”) on October 23, 2025, which began trading on a split-adjusted basis on October 28, 2025, pursuant to which every 12 shares of the Company’s issued and outstanding Common Stock were reclassified as one share of Common Stock. The Reverse Stock Split had no impact on the par value of the Company’s Common Stock or the authorized number of shares of Common Stock. Unless otherwise indicated, all share and per share information prior to the Reverse Stock Split date of October 28, 2025 in these unaudited condensed consolidated financial statements are retroactively adjusted to reflect the Reverse Stock Split, prior to the rounding of any fractional shares. Any fractional share resulting from the Reverse Stock Split were rounded up to the next whole number of shares, upon which 78,682 roundup shares were issued in November 2025.

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $116,479,965 as of March 31, 2026 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $2,256,839 for the three months ended March 31, 2026. For the three months ended March 31, 2026, the Company had a loss from operations of $1,633,170. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At March 31, 2026, the Company had cash of $4,908,769 and working capital of $4,914,423. In April 2026, the Company raised net proceeds of approximately $4,500,000, after deducting placement agent fees, from a private placement issuance of common stock and warrants. See Note 10. The Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2025. There were no significant changes to these accounting policies during the three months ended March 31, 2026.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and expenses during the periods reported. By their nature, these estimates are subject to measurement uncertainty and the effects on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions include determining the fair value of transactions involving common stock and the valuation of warrants. Actual results could differ from those estimates.

Foreign Currency Translation

From inception through March 31, 2026, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the reporting periods ended March 31, 2026 and 2025, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of March 31, 2026 and December 31, 2025, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 at Australian financial institutions, and less than C$100,000 at Canadian financial institutions.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company uses the two-class method to determine earnings per share only when the Company is in an income position. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three months ended March 31, 2026 and 2025 excludes potentially dilutive securities. The computations of net loss per share for each period presented is the same for both basic and fully diluted. In accordance with ASC 260 “Earnings per Share” (“ASC 260”), 1,531 RSUs that were fully vested on March 31, 2026 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of March 31, 2026. In accordance with ASC 260, 378 RSUs that were fully vested on March 31, 2025 were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of March 31, 2025.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share the three months ended March 31, 2026 and 2025 because the effect of their inclusion would have been anti-dilutive.

	For the three months ended March 31,
	2026	2025
Warrants to purchase shares of common stock	1,642,357	290,105
Restricted stock units - vested and unissued	383	258
Restricted stock units - unvested	122,250	3,479
Investment options to purchase shares of common stock	389	389
Options to purchase shares of common stock	128	128
Total potentially dilutive securities	1,765,507	294,359

Segment Reporting

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying unaudited condensed consolidated statements of operations for the presentation of consolidated loss from operations for the three months ended March 31, 2026 and 2025. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2026, and December 31, 2025, the prepaid expenses and other current assets of the Company consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance	$343,276	$77,179
Prepaid other	112,898	88,607
Deferred offering costs	—	43,247
Prepaid value-added taxes	5,478	4,939
Prepaid product development	4,678	45,244
Total prepaid expenses and other current assets	$466,330	$259,216

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	March 31, 2026	December 31, 2025
Lab equipment	$793,896	$807,402
Computer equipment and leasehold improvements	26,926	27,384
Less: Accumulated depreciation	(700,895)	(675,552)
Property and equipment, net of accumulated depreciation	$119,927	$159,234

Depreciation expense was $37,240 and $38,842 for the three months ended March 31, 2026 and 2025, respectively.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. ACCRUED LIABILITIES

As of March 31, 2026 and December 31, 2025, the accrued liabilities of the Company consisted of the following:

	March 31, 2026	December 31, 2025
Professional fees	$103,967	$130,247
Product development	17,754	12,681
Accrued franchise taxes	56,787	85,873
Other	1,853	8,704
Total accrued liabilities	$180,361	$237,505

NOTE 6. RELATED PARTY TRANSACTIONS

As of March 31, 2026, and December 31, 2025, there was $0 and $99,875, respectively, due to related parties. This balance is related to board compensation payments due to members of the Board of the Company.

NOTE 7. SHARE CAPITAL AND OTHER EQUITY INSTRUMENTS

At the Market Offering

The Company entered into an at the market offering agreement, or the (“ATM Agreement”), with H.C. Wainwright & Co., LLC, or (“Placement Agent”), acting as sales agent, on April 9, 2025, relating to shares of Common Stock. Under the ATM Agreement, the Company may offer and sell shares of Common Stock having an aggregate offering price of up to $1,854,151 from time to time through the Placement Agent. The Placement Agent will receive 3% of the gross sales price of the shares sold as a placement fee.

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

On February 6, 2026, the Company filed a prospectus supplement to increase the ATM Agreement’s capacity by an additional $1,346,000 under the Company’s existing shelf registration statement. Under this agreement, during the three months ended March 31, 2026, the Company issued 497,200 shares for net cash proceeds of $1,291,038.

Registered Direct Offering and Private Placement

On January 27, 2026, the Company entered into a securities purchase agreement (the “January 2026 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors in a registered direct offering, an aggregate of 328,802 shares of Common Stock, at a price of $4.41 per share (the “Registered Direct Offering”) for gross proceeds of approximately $1.5 million before the deduction of placement agent fees and offering expenses. The closing of the Registered Direct Offering occurred on January 28, 2026.

In a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell unregistered Series G warrants to purchase up to 328,802 shares of Common Stock (the “Series G Warrants”), and unregistered Series H warrants to purchase up to 328,802 shares of Common Stock (the “Series H Warrants”, and collectively with the Series G Warrants, the “Common Warrants”). The Common Warrants have an exercise price of $4.16 per share and are exercisable immediately. The Series G Warrants will expire five years following the effective date of the Resale Registration Statement (defined below), and the Series H Warrants will expire 18 months following the effective date of the Resale Registration Statement.

The Placement Agent acted as the exclusive placement agent in connection with the Offerings. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the Offerings as well as a management fee equal to 1.0% of the aggregate gross proceeds of the Offerings. The Company also agreed to pay the Placement Agent up to $35,000 for accountable expenses including the Placement Agent’s legal fees and expenses, and $10,000 for a clearing agent fee. The Company also issued warrants to purchase up to 23,016 shares of Common Stock to the Placement Agent. The placement agent warrants have the same terms as the Series G Warrants, except the placement agent warrants have an exercise price of $5.5125 per share (125% of the offering price). The grant date fair value of these placement agent warrants was estimated to be $63,000 on January 28, 2026 and was charged to additional paid-in capital as issuance costs. The fair value of the placement agent warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.8%; (2) expected life in years of 5.00; (3) expected stock volatility of 116.0%; and (4) expected dividend yield of 0%.). The Company also incurred legal and other offering-related fees of $305,990, which were similarly charged to additional paid-in capital.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

2020 Long-Term Incentive Plan, as amended (“Incentive Plan”)

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended March 31, 2026 and 2025 was $276 and $414, respectively.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the three months ended March 31, 2026:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2026	122,615	$9.30
Granted	—	—
Forfeited	—	—
Vested	(365)	223.85
Non-vested at March 31, 2026	122,250	$8.66

For the three months ended March 31, 2026 and 2025, the Company recorded $88,397 and $193,434, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. As of March 31, 2026, the Company had unamortized stock-based compensation costs related to restricted stock units of $924,217 which will be recognized over a weighted average period of 3.07 years. As of March 31, 2026, 1,915 restricted stock units are vested without shares of common stock being issued, with all of these shares due as of March 31, 2026.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense for RSUs:
General and administrative	$72,921	$92,626
Research and development	15,476	100,808
Total	$88,397	$193,434

Warrants

The following table summarizes information about shares issuable under warrants outstanding at March 31, 2026:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life	Intrinsic value
Outstanding at January 1, 2026	962,124	$37.81	3.2	$—
Issued	680,620	4.21	—	—
Exercised	—	—	—	—
Forfeited	(387)	44,340.19	—	—
Outstanding at March 31, 2026	1,642,357	$13.44	3.1	—

Exercisable at March 31, 2026	1,642,357	$13.44	3.1	$—

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. LICENSING AGREEMENTS

On July 10, 2024, Akos entered into an Exclusive License Agreement (the “License Agreement”) with Aries Science and Technology, LLC, an Ohio limited liability company (“Aries”), pursuant to which Akos granted Aries a license of Akos’s patented radiation dermatitis topical product. Subsequent to the execution of the License Agreement, Aries transferred the licensed rights to its wholly owned subsidiary, Teotec Pharma. The license allows Aries, through Teotec Pharma, to use the patented formulation to develop pharmaceutical or non-pharmaceutical products for treating radiation dermatitis suitable for administration to humans or animals. The license is exclusive (subject to certain exceptions contained in the License Agreement), worldwide, royalty-bearing, and includes the right to sublicense. Akos is entitled to potential license payments, milestone payments and royalties based on net revenues of the Licensed Product on a licensed product-by-licensed product and country-by-country basis pursuant to the terms of the Agreement. Aries has the option during the license term, to purchase the rights to each licensed product (on a licensed product-by-licensed product basis) in the form of an exclusive (as to the applicable licensed product), fully paid, transferable right and license to the licensed product.

The Company has not earned any revenue related to this agreement as of March 31, 2026.

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

The Company has not earned any revenue related to this agreement during the three months ended March 31, 2026.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

The Company has not earned any revenue related to these agreements as of March 31, 2026.

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

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between one and 12 months. These agreements, in aggregate, commit the Company to approximately $0.2 million in future cash payments.

NOTE 10. SUBSEQUENT EVENTS

On April 16, 2026, the Company entered into a securities purchase agreement with certain Investors, pursuant to which the Company agreed to issue and sell to the Investors in a private placement (the “April Private Placement”) (i) 98,000 shares (the “Shares”) of the Company’s common stock (“Common Stock”), (ii) Pre-Funded Warrants to purchase up to an aggregate of 2,124,223 shares of Common Stock (the “Pre-Funded Warrant Shares”), (iii) Series I warrants to purchase up to 2,222,223 shares of Common Stock (the “Series I Warrants,” and the shares issuable upon exercise thereof, the “Series I Warrant Shares”), and (iv) Series J warrants to purchase up to 2,222,223 shares of Common Stock (the “Series J Warrants,” together with the Series I Warrants, the “Warrants”. The Series I and J Warrants, each have an exercise price of $2.00 per share and are exercisable immediately. The Series I Warrants have a term of five years, and the Series J Warrants have a term of 18 months. The Company received net cash proceeds of approximately $4.5 million.

The Placement Agent acted as the exclusive placement agent in connection with the April Private Placement. The Company agreed to pay the Placement Agent a cash fee of 7.0% of the aggregate gross proceeds raised in the April Private Placement, plus a management fee equal to 1.0% of the gross proceeds raised in the April Private Placement and reimbursement of certain expenses and legal fees. The Company also issued warrants to designees of the Placement Agent (the “April Placement Agent Warrants”) to purchase up to 7.0% of the aggregate number of shares of Common Stock placed in the April Private Placement, equating to 155,556 shares of Common Stock (the “April Placement Agent Warrants”). The April Placement Agent Warrants have substantially the same terms as the Series I Warrants, except that the Placement Agent Warrants have an exercise price equal to $2.8125 per share.

In April 2026, holders exercised an aggregate of 1,330,223 pre-funded warrants. As of the date of this filing, 794,000 pre-funded warrants remain outstanding.

Additionally, in April 2026, the Company received aggregate gross proceeds of approximately $1.5 million from the exercise of 366,126 outstanding Series G and Series H common stock purchase warrants.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations. These risks and uncertainties include, but are not limited to:

●	our belief that EB-003 is the first known compound to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience;

●	our intention to broaden our pipeline with additional non-hallucinogenic molecules with the unveiling of the EVM401 Series;

●	our belief that the EVM401 Series will strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options;

●	our intention to pursue the EVM401 Series, but primarily focus on developing our lead asset EB-003 in the EVM301 Series;

●	our belief that factors exist that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements;

●	management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending;

●	our belief that adequate additional financing may not be available to the Company on acceptable terms, or at all;

●	our belief that should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities;

●	our exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar;

●	our belief that the outcome of such legal proceedings that the Company may periodically be engaged in the normal course of business will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows;

●	our ability to continue as a going concern;

●	our belief that our lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient;

●	the advancement of EB-003 through preclinical studies and aim of initiating the first-in-human studies to asses safety and tolerability including non-hallucinogenic properties, followed by clinical trial targeting the treatment of depression or other neuropsychiatric disorders;

●	our intention to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research;

●	our plan to submit filings including Investigational New Drug (“IND”) applications and, eventually, new drug applications (NDAs) to seek approval with the U.S. Food and Drug Administration (FDA) and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates;

●	our intention to broaden the pipeline with non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options through the unveiling of our EVM401 Series;

●	our belief that our continued development of the Psybrary™ will help us identify and develop the right drug candidates needed to address mental health challenges, including depression, anxiety, and addiction disorders; and

●	our success at managing the risks involved in the foregoing.

For a more detailed discussion of these and other factors that may affect our business and that could cause the actual results to differ materially from those projected in these forward-looking statements, see the risk factors and uncertainties set forth in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of the Annual Report on Form 10-K for the year ended December 31, 2025. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise, except as required by law.

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

Recent Developments

Registered Direct and Concurrent Private Placement

On January 27, 2026, we entered into a securities purchase agreement (the “January 2026 Purchase Agreement”) with certain institutional investors (each, an “Investor”), pursuant to which we agreed to issue and sell to the Investors in a registered direct offering, an aggregate of 328,802 shares of Common Stock, at a price of $4.41 per share (the “Registered Direct Offering”) for gross proceeds of approximately $1.5 million before the deduction of placement agent fees and offering expenses. The closing of the Registered Direct Offering occurred on January 28, 2026.

In a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), pursuant to the terms of the January 2026 Purchase Agreement, we also agreed to issue and sell unregistered Series G warrants to purchase up to 328,802 shares of Common Stock (the “Series G Warrants”), and unregistered Series H warrants to purchase up to 328,802 shares of Common Stock (the “Series H Warrants”, and collectively with the Series G Warrants, the “Common Warrants”). The Common Warrants have an exercise price of $4.16 per share and are exercisable immediately. The Series G Warrants expire five years following the effective date of the Resale Registration Statement (defined below), and the Series H Warrants expire 18 months following the effective date of the Resale Registration Statement. We agreed to file a registration statement providing for the resale of the shares issuable upon the exercise of the Common Warrants and warrants issued to its placement agent within thirty calendar days after the closing date (the “Resale Registration Statement”). We filed the Resale Registration Statement on February 10, 2026, which was declared effective by the SEC on February 17, 2026.

H.C. Wainwright & Co., LLC (the “Placement Agent”), acted as the exclusive placement agent in connection with the Offerings. We paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the Offerings as well as a management fee equal to 1.0% of the aggregate gross proceeds of the Offerings. We also paid the Placement Agent $35,000 for accountable expenses, including the Placement Agent’s legal fees and expenses, and $10,000 for a clearing agent fee. We also issued warrants to purchase up to 23,016 shares of Common Stock to the Placement Agent. The placement agent warrants have the same terms as the Series G Warrants, except the placement agent warrants have an exercise price of $5.5125 per share (125% of the offering price).

ATM Agreement

We previously entered into an at the market offering agreement, or the (“ATM Agreement”), with H.C. Wainwright & Co., LLC, acting as sales agent (the “Sales Agent”), on April 9, 2025, relating to shares of Common Stock. Under the ATM Agreement, we may offer and sell shares of Common Stock having an aggregate offering price of up to $1,854,151 from time to time through the Sales Agent. The Sales Agent receives 3% of the gross sales price of the shares sold as a placement fee.

On February 6, 2026, the Company filed a prospectus supplement to increase the ATM Agreement’s capacity by an additional $1,346,000, under our existing shelf registration statement. As a result, we issued 497,200 shares on February 19, 2026 for net cash proceeds of $1.3 million.

As of March 31, 2026, the Company has issued an aggregate of 607,442 shares under the ATM Agreement, reflecting issuances during both the prior year and the current year, for net cash proceeds of $2,927,837, and $0 remains available to sell.

April 2026 Private Placement

On April 16, 2026, we entered into a securities purchase agreement with certain institutional investors in connection with a private placement, which closed on April 17, 2026. Pursuant to the private placement, we issued shares of our common stock, pre-funded warrants, and warrants to purchase shares of our common stock. The warrants are exercisable immediately and have varying expiration dates. We received gross proceeds of approximately $5.0 million, before deducting placement agent fees, offering expenses, and other costs.

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Operating expenses
General and administrative	$1,249,961	$1,360,138
Research and development	345,969	746,371
Depreciation and amortization	37,240	81,024
Total operating expenses	1,633,170	2,187,533

Loss from operations	(1,633,170)	(2,187,533)

Other (expense) income
Other income	—	2,565
Interest (expense) income, net	(303)	2
Total other (expense) income	(303)	2,567

Net loss before income taxes	(1,633,473)	(2,184,966)

Income tax expense	—	—

Net loss	$(1,633,473)	$(2,184,966)

General and Administrative Expenses

Our general and administrative expenses decreased to $1,249,961 for the three months ended March 31, 2026 from $1,360,138 for the three months ended March 31, 2025, a decrease of $110,177, or 8%. This change was primarily driven by decreases in salaries and wages of $11,898, filing fees of $37,023, consulting fees of $36,697, audit fees of $19,745, investor relations of $21,351, stock compensation expense of $19,847, and travel fees of $16,800, partially offset by an increase in marketing expenses of $34,386.

Research and Development Expenses

Our research and development expense for the three months ended March 31, 2026 was $345,969 as compared to $746,371 for the three months ended March 31, 2025 with a decrease of $400,402, or approximately 54%. This decrease was primarily driven by a decrease in consulting fees of $187,883, stock compensation expense of $85,328, salaries and wages of $19,486, and research costs of $90,642.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2026 was $37,240 as compared to $81,024 for the three months ended March 31, 2025, with a decrease of $43,784, or approximately 54%, primarily due to full amortization of our intangible assets in the first quarter of 2025.

Going Concern, Liquidity and Capital Resources

We have incurred losses since inception resulting in an accumulated deficit of $116,479,965 as of March 31, 2026 and further losses are anticipated in the development of its business. For the three months ended March 31, 2026, we had a loss from operations of $1,633,170. Further, we had operating cash outflows of $2,256,839 for the three months ended March 31, 2026. Since inception, being a research and development company, we have not generated revenue and have incurred continuing losses from its operations. Our operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing our ability to continue as a going concern, we monitor and analyze our cash and our ability to generate sufficient cash flow in the future to support our operating and capital expenditure commitments. At March 31, 2026, we had cash of $4,908,769 and working capital of $4,914,423. Our current cash on hand is insufficient to satisfy our operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

Since inception, we have primarily used our available cash to fund our product development and operations expenditures.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table sets forth a summary of cash flows for the years presented:

	For the Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,256,839)	$(2,391,582)
Net cash provided by financing activities	2,503,208	4,448,914
Effect of foreign exchange rate on changes on cash	(15,091)	(3,923)
Net increase in cash	$231,278	$2,053,409

Operating Activities

Net cash used in operating activities was $2,256,839 during the three months ended March 31, 2026, which consisted primarily of a net loss adjusted for non-cash items of $1,487,963, an increase in prepaid expenses and other current assets of $251,611, a decrease in due to related parties of $99,875 and a decrease in accounts payable, accrued expenses and other liabilities of $417,390.

Net cash used in operating activities was $2,391,582 during the three months ended March 31, 2025, which consisted primarily of a net loss adjusted for non-cash items of $1,912,659, an increase in prepaid expenses and other current assets of $46,126, a decrease in due to related parties of $131,516, and a decrease in accounts payable and accrued liabilities of $301,281.

Financing Activities

Net cash provided by financing activities was $2,503,208 during the three months ended March 31, 2026, which consisted of $1,204,793 in net proceeds from the sale of common stock and warrants and $1,298,415 in net proceeds from the sale of common stock pursuant to the ATM Agreement.

Net cash provided by financing activities was $4,448,914 during the three months ended March 31, 2025, which consisted of $4,373,870 in proceeds from the sale of common stock and warrants, and $75,044 in proceeds from the exercise of warrants.

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

There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of March 31, 2026.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, management had concluded that our internal control over financial reporting was not effective as of December 31, 2025, because management identified material weaknesses related to limited personnel and resources, including inadequate segregation of duties to ensure the proper processing, review, and authorization of routine and non-routine transactions; insufficient oversight of work performed and a lack of effective compensating controls within the finance and accounting functions; and the failure to adequately document, formalize, implement, and test controls, policies, and procedures, including those related to the control environment, risk assessment, information technology, and monitoring, which, in the aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes being undertaken as part of the Company’s remediation plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We may periodically be involved in legal proceedings, legal actions and claims arising in the ordinary course of business. In the opinion of management, we do not have any pending litigation that, separately or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report.

Trading in our Common Stock may be subject to temporary trading halts due to volatility rules, which could adversely affect stockholders’ ability to buy or sell their shares.

Our Common Stock is listed on The Nasdaq Capital Market (“Nasdaq”). Nasdaq, as well as other U.S. securities exchanges, is subject to rules promulgated by the U.S. Securities and Exchange Commission designed to reduce extraordinary market volatility, including the Limit Up-Limit Down (“LULD”) rules. Under the LULD rules, trading in a listed security may be subject to a temporary pause or halt when the price of that security moves outside of a specified price band within a short period of time.

Our Common Stock has in the past experienced, and may in the future experience, significant price volatility and elevated trading volumes. As a result, trading in our Common Stock has been, and may in the future be, temporarily halted pursuant to the LULD rules or other exchange or regulatory trading halt mechanisms. During any such trading halt, investors will be unable to buy or sell shares of our Common Stock, which could prevent investors from executing trades at desired prices and times. Trading halts may also contribute to uncertainty in the market for our Common Stock and increase price volatility upon the resumption of trading.

We have no control over whether Nasdaq or other regulatory bodies impose trading halts on our Common Stock. The occurrence of trading halts, whether due to the LULD rules or otherwise, could adversely affect the liquidity and market price of our Common Stock and could harm our stockholders’ ability to manage their investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Form of Series G Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)
4.2	Form of Series H Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)
4.3	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 28, 2026)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2026.

Enveric Biosciences, Inc.

By:	/s/ Joseph Tucker
Name:	Joseph Tucker, Ph.D.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Coveney
Name:	Kevin Coveney
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

