Form 10-Q
period 2026-06-30
Enveric Biosciences, Inc.
filed 2026-08-14
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number 001-38286

ENVERIC BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4484725
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

245 First Street, Riverview II, 18th Floor Cambridge, MA	02142
(Address of principal executive offices)	(Zip code)

(617) 444-8400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ENVB	The Nasdaq Stock Market LLC

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

As of August 12, 2026, the Registrant had 4,475,884 shares of Common Stock (par value $0.01 per share) outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$8,296,296	$4,677,491
Prepaid expenses and other current assets	497,029	259,216
Total current assets	8,793,325	4,936,707

Other assets:
Property and equipment, net	81,929	159,234
Deferred offering costs, non-current	68,745	—
Total other assets	150,674	159,234
Total assets	$8,943,999	$5,095,941

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682,794	$581,020
Due to related parties	26,750	99,875
Accrued expenses and other current liabilities	151,931	237,505
Total current liabilities	861,475	918,400

Commitments and contingencies (Note 9)

Mezzanine equity
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Total mezzanine equity	—	—

Shareholders’ equity
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 3,935,884 and 1,061,533 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	39,358	10,615
Additional paid-in capital	128,145,545	119,593,456
Accumulated deficit	(119,507,698)	(114,846,492)
Accumulated other comprehensive loss	(594,681)	(580,038)
Total shareholders’ equity	8,082,524	4,177,541
Total liabilities, mezzanine equity, and shareholders’ equity	$8,943,999	$5,095,941

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
General and administrative	$1,635,478	$1,219,018	$2,885,439	$2,579,156
Research and development	1,355,137	1,260,051	1,701,106	2,006,422
Depreciation and amortization	36,826	39,980	74,066	121,004
Total operating expenses	3,027,441	2,519,049	4,660,611	4,706,582

Loss from operations	(3,027,441)	(2,519,049)	(4,660,611)	(4,706,582)

Other (expense) income
Other income	—	—	—	2,565
Interest (expense) income, net	(292)	(132)	(595)	(130)
Total other (expense) income	(292)	(132)	(595)	2,435

Net loss before income taxes	(3,027,733)	(2,519,181)	(4,661,206)	(4,704,147)

Income tax expense	—	—	—	—

Net loss	$(3,027,733)	$(2,519,181)	$(4,661,206)	$(4,704,147)

Other comprehensive loss
Foreign currency translation	(7,625)	24,473	(14,643)	20,986

Comprehensive loss	$(3,035,358)	$(2,494,708)	$(4,675,849)	$(4,683,161)

Net loss per share - basic and diluted	$(0.76)	$(11.65)	$(1.70)	$(25.76)

Weighted average shares outstanding, basic and diluted	3,987,084	216,311	2,743,993	182,590

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	1,061,533	$10,615	$119,593,456	$(114,846,492)	$(580,038)	$4,177,541
Issuance of Common Stock and warrants in Private Placement, net of offering costs of $368,990	328,802	3,288	1,140,739	—	—	1,144,027
Issuance of Common Stock for cash pursuant to ATM Agreement, net of offering costs of $54,484	497,200	4,972	1,286,066	—	—	1,291,038
Stock based compensation	—	—	88,673	—	—	88,673
Foreign exchange translation loss	—	—	—	—	(7,018)	(7,018)
Net loss	—	—	—	(1,633,473)	—	(1,633,473)
Balance at March 31, 2026	1,887,535	$18,875	$122,108,934	$(116,479,965)	$(587,056)	$5,060,788
Issuance of Common Stock and warrants in Private Placement, net of offering costs of $814,085	98,000	980	4,407,758	—	—	4,408,738
Exercise of warrants	1,950,349	19,503	1,503,739	—	—	1,523,242
Stock based compensation	—	—	125,114	—	—	125,114
Foreign exchange translation loss	—	—	—	—	(7,625)	(7,625)
Net loss	—	—	—	(3,027,733)	—	(3,027,733)
Balance at June 30, 2026	3,935,884	$39,358	$128,145,545	$(119,507,698)	$(594,681)	$8,082,524

	FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	56,501	$565	$108,261,264	$(106,074,505)	$(594,517)	$1,592,807
Issuance of Common Stock and Series A and B and prefunded warrants for cash, net of offering costs of $755,487	102,444	1,024	4,243,443	—	—	4,244,467
Issuance of common shares for vested RSAs	1,215	12	(12)	—	—	-
Issuance of common shares for exercise of warrants	38,528	385	74,659	—	—	75,044
Issuance of round up shares	7,283	73	(73)	—	—	-
Stock based compensation	—	—	193,848	—	—	193,848
Foreign exchange translation loss	—	—	—	—	(3,487)	(3,487)
Net loss	—	—	—	(2,184,966)	—	(2,184,966)
Balance at March 31, 2025	205,971	$2,059	$112,773,129	$(108,259,471)	$(598,004)	$3,917,713
Issuance of common shares for cash pursuant to ATM Agreement, net of offering costs of $179,714	46,197	462	555,042	—	—	555,504
Stock based compensation	—	—	206,260	—	—	206,260
Foreign exchange translation gain	—	—	—	—	24,473	24,473
Net loss	—	—	—	(2,519,181)	—	(2,519,181)
Balance at June 30, 2025	252,168	$2,521	$113,534,431	$(110,778,652)	$(573,531)	$2,184,769

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(4,661,206)	$(4,704,147)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	—	(858)
Change in fair value of investment option liability	—	(1,707)
Loss on write-off of deferred offering costs	19,597	—
Stock based compensation	213,787	400,108
Amortization of intangibles	—	42,180
Depreciation expense	74,066	78,824
Change in operating assets and liabilities:
Due to related parties	(73,125)	(133,016)
Prepaid expenses and other current assets	(276,132)	48,192
Accounts payable, accrued expenses and other current liabilities	1,635	(11,300)
Net cash used in operating activities	(4,701,378)	(4,281,724)

Cash Flows From Financing Activities:
Proceeds from sale of Common Stock and warrants, net of offering costs	5,552,765	4,244,467
Proceeds from Common Stock sold for cash pursuant to the ATM Agreement, net of offering costs	1,291,038	578,499
Payment of deferred offering costs	(18,838)	—
Proceeds from exercise of warrants	1,523,242	75,044
Net cash provided by financing activities	8,348,207	4,898,010

Effect of foreign exchange rate on changes on cash	(28,024)	(7,496)

Net increase in cash	3,618,805	608,790
Cash at beginning of period	4,677,491	2,241,026
Cash at end of period	$8,296,296	$2,849,816

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$—	$—

Non-cash financing and investing activities:
Non-cash issuance of round-up shares	$—	$874
Non-cash issuance of RSA vested shares	$—	$146
Issuance of Placement Agent Warrants as offering costs	$286,000	$—
Deferred offering costs not paid	$26,257	$—
Offering costs accrued not paid	$—	$22,995

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

The Company unveiled an EVM401 Series on February 25, 2025, which is intended to broaden its pipeline with additional non-hallucinogenic molecules and strengthen the Company’s ability to target addiction and neuropsychiatric disorders for patients with limited options. While the Company intends to pursue development of the EVM401 Series, its primary focus is to develop its lead asset EB-003 in the EVM301 Series. The Company has advanced EB-003 into formal preclinical development studies in support of a future Investigational New Drug (“IND”) filing.

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

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $119,507,698 as of June 30, 2026 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $4,701,378 for the six months ended June 30, 2026. For the six months ended June 30, 2026, the Company had a loss from operations of $4,660,611. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2026, the Company had cash of $8,296,296 and working capital of $7,931,850. Cash increased to $8,296,296 at June 30, 2026 from $4,908,769 at March 31, 2026, an increase of $3,387,527, or 69%, primarily as a result of proceeds received from the April 2026 private placement and warrant exercises, partially offset by cash used in operating activities. Management expects existing cash resources to fund operations only for a limited period and anticipates the need for additional capital to continue development activities and satisfy ongoing obligations. As a result, the Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2025. There were no significant changes to these accounting policies during the three and six months ended June 30, 2026.

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

Foreign Currency Translation

From inception through June 30, 2026, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the reporting periods ended June 30, 2026 and 2025, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of June 30, 2026 and December 31, 2025, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 in an Australian financial institution, and less than C$100,000 at a Canadian financial institution.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company uses the two-class method to determine earnings per share only when the Company is in an income position. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and six months ended June 30, 2026 and 2025 excludes potentially dilutive securities. The computations of net loss per share for each period presented are the same for both basic and fully diluted. In accordance with ASC 260, 7,052 and 466 RSUs that were fully vested as of June 30, 2026 and 2025, respectively, were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of June 30, 2026 and 2025 and 540,000 pre-funded warrants are also included in basic and dilutive earnings per share as of June 30, 2026, as there is a nominal exercise price of $0.0001. Subsequent to June 30, 2026, these pre-funded warrants were exercised - see Note 10.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and 2025 because the effect of their inclusion would have been anti-dilutive.

	For the three and six months ended June 30,
	2026	2025
Warrants to purchase shares of Common Stock	5,876,233	289,701
Restricted stock units - vested and unissued	383	258
Restricted stock units - unvested	526,186	22,959
Investment options to purchase shares of Common Stock	389	389
Options to purchase shares of Common Stock	40	128
Total potentially dilutive securities	6,403,231	313,435

Segment Reporting

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying unaudited condensed consolidated statements of operations for the presentation of consolidated loss from operations for the three and six months ended June 30, 2026 and 2025. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2026 and December 31, 2025, the prepaid expenses and other current assets of the Company consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid insurance	$241,455	$77,179
Prepaid other	111,879	88,607
Prepaid professional fees	63,000	—
Deferred offering costs	—	43,247
Prepaid product development	74,429	45,244
Prepaid value-added taxes	6,266	4,939
Total prepaid expenses and other current assets	$497,029	$259,216

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	June 30, 2026	December 31, 2025
Lab equipment	$778,765	$807,402
Computer equipment and leasehold improvements	26,413	27,384
Less: Accumulated depreciation	(723,249)	(675,552)
Property and equipment, net of accumulated depreciation	$81,929	$159,234

Depreciation expense was $36,826 and $39,980 for the three months ended June 30, 2026 and 2025, respectively and $74,066 and $78,824 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 5. ACCRUED LIABILITIES

As of June 30, 2026 and December 31, 2025, the accrued liabilities of the Company consisted of the following:

	June 30, 2026	December 31, 2025
Professional fees	$91,153	$130,247
Product development	31,986	12,681
Accrued franchise taxes	26,937	85,873
Other	1,855	8,704
Total accrued liabilities	$151,931	$237,505

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2026 and December 31, 2025, the Company had current liabilities of $26,750 and $99,875, respectively, due to related parties. This balance is related to payments due to board members of the Company.

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

On February 6, 2026, the Company filed a prospectus supplement to increase the ATM Agreement’s capacity by an additional $1,346,000 under the Company’s existing shelf registration statement. On June 9, 2026, the Company filed an additional prospectus supplement to increase the ATM Agreement’s capacity by an additional $2,425,000. Under this agreement, for the six months ended June 30, 2026, the Company issued 497,200 shares for net cash proceeds of $1,291,038. As of June 30, 2026, $2,425,000 remains available to sell.

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

The Placement Agent acted as the exclusive placement agent in connection with the Offerings. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceed of the Offerings as well as a management fee equal to 1.0% of the aggregate gross proceeds of the Offerings. The Company also agreed to pay the Placement Agent up to $35,000 for accountable expenses including the Placement Agent’s legal fees and expenses, and $10,000 for a clearing agent fee. The Company also issued warrants to purchase up to 23,016 shares of Common Stock to the Placement Agent. The placement agent warrants have the same terms as the Series G Warrants, except the placement agent warrants have an exercise price of $5.5125 per share (125% of the offering price). The grant date fair value of these placement agent warrants was estimated to be $63,000 on January 28, 2026 and was charged to additional paid-in capital as issuance costs. The fair value of the placement agent warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.8%; (2) expected life in years of 5.00; (3) expected stock volatility of 116.0%; and (4) expected dividend yield of 0%.). The Company also incurred legal and other offering-related fees of $305,990, which were similarly charged to additional paid-in capital.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 16, 2026, the Company entered into a securities purchase agreement (the “April 2026 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “April Private Placement”) (i) 98,000 shares of the Company’s Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,124,223 shares of Common Stock (the “Pre-Funded Warrant Shares”), (iii) Series I warrants to purchase up to 2,222,223 shares of Common Stock (the “Series I Warrants”), and (iv) Series J warrants to purchase up to 2,222,223 shares of Common Stock (the “Series J Warrants,” together with the Series I Warrants, the “April Common Warrants”). The Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the Pre-Funded Warrants are exercised in full. The April Common Warrants have an exercise price of $2.00 per share and are exercisable immediately. The Series I Warrants will expire five years following the effective date of the Resale Registration Statement, and the Series J Warrants will expire 18 months following the effective date of the Resale Registration Statement. The aggregate gross proceeds from the offering were approximately $5.0 million before deduction of placement agent fees and offering expenses. The closing of the private placement occurred on April 17, 2026.

The Placement Agent acted as the exclusive placement agent in connection with the April Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceed of the Offerings as well as a management fee equal to 1.0% of the aggregate gross proceeds of the Offerings. The Company also issued warrants to purchase up to 155,556 shares of Common Stock to the Placement Agent. The placement agent warrants have the same terms as the Series I Warrants, except the placement agent warrants have an exercise price of $2.8125 per share (125% of the offering price). The grant date fair value of these placement agent warrants was estimated to be $223,000 on April 17, 2026 and was charged to additional paid-in capital as issuance costs. The fair value of the placement agent warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.9%; (2) expected life in years of 5.12; (3) expected stock volatility of 116.0%; and (4) expected dividend yield of 0%.). The Company also incurred legal and other offering-related fees of $591,085, which were similarly charged to additional paid-in capital.

Exercise of Warrants

During the three months ended June 30, 2026, 143,380 Series G Warrants were exercised for proceeds of $596,461; 222,746 Series H Warrants were exercised for proceeds of $926,623 and 1,584,223 Pre-Funded Warrants were exercised for proceeds of $158.

Stock Options

2020 Long-Term Incentive Plan, as amended (“Incentive Plan”)

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended June 30, 2026 and 2025 was $— and $414, respectively. The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the six months ended June 30, 2026 and 2025 was $276 and $828, respectively. There is no unrecognized stock-based compensation related to stock option expense as of June 30, 2026.

Issuance of Restricted Stock Awards

During the six months ended June 30, 2026 the Company issued 92,590 restricted stock awards with an aggregate fair value of $209,253. The awards are all unvested as of June 30, 2026. For the three months ended June 30, 2026 and 2025, the Company recorded $17,438 and $0, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards granted to Directors. For the six months ended June 30, 2026 and 2025, the Company recorded $17,438 and $0, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of June 30, 2026, there was $191,816 in unamortized stock-based compensation costs related to restricted stock awards which will be recognized over a weighted average period of 0.9 years.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the six months ended June 30, 2026:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2026	122,615	$9.30
Granted	409,457	2.26
Forfeited	—	-
Vested	(5,886)	33.21
Non-vested at June 30, 2026	526,186	$3.90

For the three months ended June 30, 2026 and 2025, the Company recorded $107,676 and $205,846, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. For the six months ended June 30, 2026 and 2025, the Company recorded $196,073 and $399,280, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, the Company had unamortized stock-based compensation costs related to restricted stock units of $1,741,914 which will be recognized over a weighted average period of 3.16 years. As of June 30, 2026, 7,435 restricted stock units are vested without shares of Common Stock being issued, with all of these shares due as of June 30, 2026.

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense for RSUs:
General and administrative	$89,846	$102,434	$162,767	$195,060
Research and development	17,830	103,412	33,306	204,220
Total	$107,676	$205,846	$196,073	$399,280

Warrants

The following table summarizes information about shares issuable under warrants outstanding at June 30, 2026:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life
Outstanding at January 1, 2026	962,124	$37.81	3.2
Issued	7,404,845	1.65	—
Exercised	(1,950,349)	0.78	—
Forfeited	(387)	44,340.19	—
Outstanding at June 30, 2026	6,416,233	$4.66	3.1

Exercisable at June 30, 2026	6,416,233	$4.66	3.1

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

The Company has not earned any revenue related to this agreement as of June 30, 2026.

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

The Company has not earned any revenue related to this agreement as of June 30, 2026.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

The Company has not earned any revenue related to these agreements as of June 30, 2026.

NOTE 9. COMMITMENTS AND CONTINGENCIES

The Company is periodically involved in legal proceedings, legal actions and claims arising in the ordinary course of business. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Consulting and Vendor Agreements

The Company has entered into a number of agreements and work orders for future consulting, clinical trial support, and testing services, with terms ranging between one and 12 months. These agreements, in aggregate, commit the Company to approximately $2.3 million in future cash payments.

NOTE 10. SUBSEQUENT EVENTS

Subsequent to June 30, 2026, all 540,000 outstanding pre-funded warrants were exercised for a de minimis amount of proceeds, and the Company issued 540,000 shares of Common Stock in connection with the exercises.

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

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations. Specific forward-looking statements in this quarterly report include statements, among others, regarding:

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

Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, our ability to: finalize and submit its IND filing to the U.S. Food and Drug Administration; carry out successful clinical programs; achieve the value creation contemplated by technical developments; avoid delays in planned clinical trials; establish that potential products are efficacious or safe in preclinical or clinical trials; establish or maintain collaborations for the development of therapeutic candidates; obtain appropriate or necessary governmental approvals to market potential products; obtain future funding for product development and working capital on commercially reasonable terms; scale-up manufacture of product candidates; respond to changes in the size and nature of competitors; hire and retain key executives and scientists; secure and enforce legal rights related to Enveric’s products, including patent protection; identify and pursue alternative routes to capture value from its research and development pipeline assets; continue as a going concern; and manage its future growth effectively.

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

We intend to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research. We plan to submit filings including IND applications and, eventually, NDAs to seek approval with the FDA and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates. The selection, timing, duration, and design of any prospective studies are subject to regulatory filings, approval and finalization of commercial plans. Our EB-003 program has completed short-term dose-range finding toxicology studies and has advanced into IND-enabling, GLP compliant safety pharmacology, ADMET and longer-term toxicology studies.

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

In order to build a pipeline of product candidates, we intend to both continue to internally develop new drug candidates with associated intellectual property and to acquire, through in-licensing, additional intellectual property from pharmaceutical and biotechnology companies and research institutions. The in-licensed assets could include both research stage and clinical stage drug candidates. During 2026, a post-grant review petition challenging one of our issued patents was withdrawn. We believe this development further supports the strength of our intellectual property portfolio and our strategy of developing and protecting novel neuroplastogenic compounds.

While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series. During the second quarter of 2026, we continued to advance IND-enabling activities for EB-003. In May 2026, we reported positive results from preclinical phototoxicity analyses indicating no photoreactive potential for EB-003. In June 2026, we initiated GLP-compliant genotoxicity studies designed to evaluate the compound’s potential to interact with DNA and cause genetic mutations, which are among the studies required to support a future IND submission. We believe these activities represent important steps in advancing EB-003 toward planned first-in-human clinical studies.

The development status of the product is shown in the table below:

Product Candidates	Targeted Indications	Status	Expected Next Steps
EB-003	Mental health indication	Preclinical Development	IND Filing
Psychedelic-inspired drug candidate

Recent Developments

ATM Agreement

On June 9, 2026, the Company filed a prospectus supplement to increase the registered capacity of its ATM facility by an additional $2,425,000. By way of background, the Company previously entered into an at the market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, acting as sales agent (the “Sales Agent”), on April 9, 2025, relating to shares of Common Stock. Under the ATM Agreement, we may offer and sell shares of Common Stock from time to time through the Sales Agent. The Sales Agent receives 3% of the gross sales price of the shares sold as a placement fee.

During the six months ended June 30, 2026, the Company issued 497,200 shares for net cash proceeds of $1,291,038.

As of June 30, 2026, the Company has issued an aggregate of 607,442 shares under the ATM Agreement, reflecting issuances during both the prior year and the current year, for net cash proceeds of $2,927,837, and $2,425,000 remains available to sell.

April 2026 Private Placement

On April 16, 2026, the Company entered into a securities purchase agreement (the “April 2026 Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement (the “April Private Placement”) (i) 98,000 shares of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 2,124,223 shares of Common Stock (the “Pre-Funded Warrant Shares”), (iii) Series I warrants to purchase up to 2,222,223 shares of Common Stock (the “Series I Warrants”), and (iv) Series J warrants to purchase up to 2,222,223 shares of Common Stock (the “Series J Warrants,” together with the Series I Warrants, the “April Common Warrants”). In connection with the April Private Placement, the Company entered into a Registration Rights Agreement pursuant to which it agreed to file a registration statement covering the resale of the shares and shares issuable upon exercise of the warrants issued in the April Private Placement (the “Resale Registration Statement”). The Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal exercise price of $0.0001 per share of Common Stock at any time until all of the Pre-Funded Warrants are exercised in full. The April Common Warrants have an exercise price of $2.00 per share and are exercisable immediately. The Series I Warrants expire five years following the effective date of the Resale Registration Statement, and the Series J Warrants expire 18 months following the effective date of the Resale Registration Statement. The aggregate gross proceeds from the April Private Placement were approximately $5.0 million before deducting Placement Agent fees and offering expenses. The closing of the private placement occurred on April 17, 2026.

The Placement Agent acted as the exclusive placement agent in connection with the April Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the April Private Placement and a management fee equal to 1.0% of the aggregate gross proceeds of the April Private Placement. The Company also issued warrants to purchase up to 155,556 shares of Common Stock to the Placement Agent. The Placement Agent warrants have substantially the same terms as the Series I Warrants, except the placement agent warrants have an exercise price of $2.8125 per share (125% of the offering price).

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026	2025
Operating expenses
General and administrative	$1,635,478	$1,219,018
Research and development	1,355,137	1,260,051
Depreciation and amortization	36,826	39,980
Total operating expenses	3,027,441	2,519,049

Loss from operations	(3,027,441)	(2,519,049)

Other expense
Interest expense, net	(292)	(132)
Total other expense	(292)	(132)

Net loss before income taxes	(3,027,733)	(2,519,181)

Income tax expense	—	—

Net loss	$(3,027,733)	$(2,519,181)

General and Administrative Expenses

Our general and administrative expenses increased to $1,635,478 for the three months ended June 30, 2026 from $1,219,018 for the three months ended June 30, 2025, an increase of $416,460, or 34%. This change was primarily driven by increases in salaries and wages of $430,894 and Delaware franchise tax fees of $50,000, offset by decreases in legal fees of $20,126 and investor relations of $52,798.

Research and Development Expenses

Our research and development expenses for the three months ended June 30, 2026 were $1,355,137 as compared to $1,260,051 for the three months ended June 30, 2025, for an increase of $95,086, or approximately 8%. This change was primarily driven by increases in salaries and wages of $108,820, and research costs of $52,307, offset by decreases in consulting fees of $65,365.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2026 was $36,826 as compared to $39,980 for the three months ended June 30, 2025, with a decrease of $3,154, or approximately 8%, due to full depreciation of certain fixed assets during 2026.

The following table sets forth information comparing the components of net loss for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Operating expenses
General and administrative	$2,885,439	$2,579,156
Research and development	1,701,106	2,006,422
Depreciation and amortization	74,066	121,004
Total operating expenses	4,660,611	4,706,582

Loss from operations	(4,660,611)	(4,706,582)

Other (expense) income
Other income	—	2,565
Interest (expense) income, net	(595)	(130)
Total other (expense) income	(595)	2,435

Net loss before income taxes	(4,661,206)	(4,704,147)

Income tax expense	—	—

Net loss	$(4,661,206)	$(4,704,147)

General and Administrative Expenses

Our general and administrative expenses increased to $2,885,439 for the six months ended June 30, 2026 from $2,579,156 for the six months ended June 30, 2025, an increase of $306,283, or 12%. This change was primarily driven by increases in salaries and wages of $418,996, offset by decreases in consulting fees of $32,051, investor relations of $74,149, and public company fees of $31,703.

Research and Development Expenses

Our research and development expense for the six months ended June 30, 2026 was $1,701,106 as compared to $2,006,422 for the six months ended June 30, 2025, a decrease of $305,316, or approximately 15%. This decrease was primarily driven by a decrease in consulting fees of $253,248 and, research costs of $38,335, offset by an increase in salaries and wages of $4,006.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2026 was $74,066 as compared to $121,004 for the six months ended June 30, 2025, for a decrease of $46,938, or approximately 39%, primarily related to full amortization of our intangible assets in the first quarter of 2025.

Going Concern, Liquidity and Capital Resources

The Company has incurred losses since inception resulting in an accumulated deficit of $119,507,698 as of June 30, 2026 and further losses are anticipated in the development of its business. For the six months ended June 30, 2026, the Company had a loss from operations of $4,660,611. Further, the Company had operating cash outflows of $4,701,378 for the six months ended June 30, 2026. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of debt and equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At June 30, 2026, the Company had cash of $8,296,296 and working capital of $7,931,850. Cash increased to $8,296,296 at June 30, 2026 from $4,908,769 at March 31, 2026, an increase of $3,387,527, or 69%, primarily as a result of proceeds received from the April 2026 private placement and warrant exercises, partially offset by cash used in operating activities. Management expects existing cash resources to fund operations only for a limited period and anticipates the need for additional capital to continue development activities and satisfy ongoing obligations. As a result, the Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table sets forth a summary of cash flows for the years presented:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(4,701,378)	$(4,281,724)
Net cash provided by financing activities	8,348,207	4,898,010
Effect of foreign exchange rate on changes on cash	(28,024)	(7,496)
Net increase in cash	$3,618,805	$608,790

Operating Activities

Net cash used in operating activities was $4,701,378 during the six months ended June 30, 2026, which consisted primarily of a net loss adjusted for non-cash items of $4,353,756, an increase in prepaid expenses and other current assets of $276,132, a decrease in related party payable of $73,125 and an increase in accounts payable and accrued liabilities of $1,635.

Net cash used in operating activities was $4,281,724 during the six months ended June 30, 2025, which consisted primarily of a net loss adjusted for non-cash items of $4,185,600, a decrease in prepaid expenses and other current assets of $48,192, a decrease in due to related parties of $133,016, and a decrease in accounts payable and accrued liabilities of $11,300.

Financing Activities

Net cash provided by financing activities was $8,348,207 during the six months ended June 30, 2026, which consisted of $5,552,765 in net proceeds from the sale of Common Stock and warrants, $1,523,242 of proceeds from warrant exercises, and $1,291,038 in net proceeds from the sale of Common Stock pursuant to the ATM Agreement, offset slightly by $18,838 in payments of deferred offering costs.

Net cash provided by financing activities was $4,898,010 during the six months ended June 30, 2025, which consisted of $4,244,467 in net proceeds from the sale of Common Stock, net of offering costs, $75,044 in proceeds from the exercise of warrants, and $578,499 in proceeds from Common Stock sold under the ATM Agreement, net of offering costs.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of June 30, 2026.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, management had concluded that our internal control over financial reporting was not effective as of December 31, 2025, because management identified material weaknesses related to limited personnel and resources, including inadequate segregation of duties to ensure the proper processing, review, and authorization of routine and non-routine transactions; insufficient oversight of work performed and a lack of effective compensating controls within the finance and accounting functions; and the failure to adequately document, formalize, implement, and test controls, policies, and procedures, including those related to the control environment, risk assessment, information technology, and monitoring, which, in the aggregate, amounted to a material weakness in the Company’s internal control over financial reporting. See Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our remediation plan.

Changes in Internal Control over Financial Reporting

Other than the changes being undertaken as part of the Company’s remediation plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We may periodically be involved in legal proceedings, legal actions and claims arising in the ordinary course of business. In the opinion of management, we do not have any pending litigation that, separately or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026, as well as the risks and uncertainties described in the Company’s subsequently filed Quarterly Reports on Form 10-Q and other filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report.

Our ability to maintain compliance with Nasdaq listing standards may be adversely affected by Nasdaq’s recently approved Market Value of Listed Securities requirement, and any failure to satisfy applicable listing standards could result in the delisting of our Common Stock.

In July 2026, the SEC approved a Nasdaq rule change establishing a new continued listing requirement based on a company’s market value of listed securities (“MVLS”). Under the new requirement, companies listed on the Nasdaq Capital Market generally must maintain an MVLS of at least $5 million. Although the implementation of this requirement is currently stayed, and our MVLS was above the $5 million threshold as of the date of this Quarterly Report, our MVLS has recently been near that threshold and there can be no assurance that we will continue to satisfy the requirement if and when it becomes operative. MVLS is calculated by multiplying the market price of our Common Stock by the number of our outstanding listed shares. The market price of our Common Stock may fluctuate significantly as a result of factors that are beyond our control, including market conditions, investor sentiment, developments relating to our business, clinical, regulatory or financing activities, dilution resulting from future issuances of securities, and broader economic and geopolitical conditions.

If the new MVLS requirement becomes operative and our MVLS falls below $5 million and remains below that threshold for the applicable measurement period, Nasdaq could issue a Staff Delisting Determination. Under the approved rule, a hearing request generally would not stay the suspension of trading of our Common Stock. As a result, our Common Stock could be suspended from trading on Nasdaq and trade, if at all, on the over-the-counter market while any appeal is pending. Although we may have the ability to appeal a Staff Delisting Determination, the authority of the Nasdaq Hearings Panel to grant relief is limited and may require us to demonstrate compliance with Nasdaq’s initial listing standards, which are more stringent than Nasdaq’s continued listing standards and which we may be unable to satisfy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of our company’s Current Report on Form 8-K, filed with the Commission on April 20, 2026)
4.2	Form of Series I Warrant (incorporated by reference to Exhibit 4.2 of our company’s Current Report on Form 8-K, filed with the Commission on April 20, 2026)
4.3	Form of Series J Warrant (incorporated by reference to Exhibit 4.3 of our company’s Current Report on Form 8-K, filed with the Commission on April 20, 2026)
4.4	Form of Placement Agent Warrants (incorporated by reference to Exhibit 4.4 of our company’s Current Report on Form 8-K, filed with the Commission on April 20, 2026)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K, filed with the Commission on April 20, 2026)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K, filed with the Commission on April 20, 2026)
10.3	Form of RSU Agreement (incorporated by reference to Exhibit 10.1 of our company’s Current Report on Form 8-K, filed with the Commission on May 29, 2026)
10.4	Form of RSA Agreement (incorporated by reference to Exhibit 10.2 of our company’s Current Report on Form 8-K, filed with the Commission on May 29, 2026)
10.5	Enveric Biosciences, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the Commission on March 24, 2025)
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2026.

Enveric Biosciences, Inc.

By:	/s/ Joseph Tucker
Name:	Joseph Tucker, Ph.D.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Coveney
Name:	Kevin Coveney
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

