Form 10-Q
period 2026-09-30
Enveric Biosciences, Inc.
filed 2026-11-13
CIK 890821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2026

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

As of November 11, 2026, the Registrant had 4,475,884 shares of Common Stock (par value $0.01 per share) outstanding.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

FORM 10-Q

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$5,612,988	$4,677,491
Prepaid expenses and other current assets	634,769	259,216
Total current assets	6,247,757	4,936,707

Other assets:
Property and equipment, net	47,622	159,234
Deferred offering costs, non-current	75,991	—
Total other assets	123,613	159,234
Total assets	$6,371,370	$5,095,941

LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$407,234	$581,020
Due to related parties	5,000	99,875
Accrued expenses and other current liabilities	231,968	237,505
Total current liabilities	644,202	918,400

Commitments and contingencies (Note 9)

Mezzanine equity:
Series C redeemable preferred stock, $0.01 par value, 100,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Total mezzanine equity	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized; Series B preferred stock, $0.01 par value, 3,600,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common Stock, $0.01 par value, 100,000,000 shares authorized, 4,475,884 and 1,061,533 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	44,758	10,615
Additional paid-in capital	128,338,745	119,593,456
Accumulated deficit	(122,057,052)	(114,846,492)
Accumulated other comprehensive loss	(599,283)	(580,038)
Total shareholders’ equity	5,727,168	4,177,541
Total liabilities, mezzanine equity, and shareholders’ equity	$6,371,370	$5,095,941

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
General and administrative	$1,174,280	$1,431,157	$4,059,719	$4,010,313
Research and development	1,354,889	402,417	3,055,995	2,408,839
Depreciation and amortization	34,919	40,369	108,985	161,373
Total operating expenses	2,564,088	1,873,943	7,224,699	6,580,525

Loss from operations	(2,564,088)	(1,873,943)	(7,224,699)	(6,580,525)

Other (expense) income
Other income	15,000	—	15,000	2,565
Interest (expense) income, net	(266)	274	(861)	144
Total other income	14,734	274	14,139	2,709

Net loss before income taxes	(2,549,354)	(1,873,669)	(7,210,560)	(6,577,816)

Income tax expense	—	—	—	—

Net loss	(2,549,354)	(1,873,669)	(7,210,560)	(6,577,816)
Less deemed dividend on inducement of warrants	—	1,513,449	—	1,513,449
Net loss attributable to common shareholders	(2,549,354)	(3,387,118)	(7,210,560)	(8,091,265)

Other comprehensive loss
Foreign currency translation	(4,602)	(7,414)	(19,245)	13,572

Comprehensive loss	$(2,553,956)	$(1,881,083)	$(7,229,805)	$(6,564,244)

Net loss per share - basic and diluted	$(0.57)	$(10.81)	$(2.17)	$(35.74)

Weighted average shares outstanding, basic and diluted	4,483,762	313,242	3,330,286	226,400

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2026	1,061,533	$10,615	$119,593,456	$(114,846,492)	$(580,038)	$4,177,541
Issuance of Common Stock and warrants in Private Placement and Registered Direct Offering, net of offering costs of $368,990	328,802	3,288	1,140,739	—	—	1,144,027
Issuance of Common Stock for cash pursuant to ATM Agreement, net of offering costs of $54,484	497,200	4,972	1,286,066	—	—	1,291,038
Stock based compensation	—	—	88,673	—	—	88,673
Foreign exchange translation loss	—	—	—	—	(7,018)	(7,018)
Net loss	—	—	—	(1,633,473)	—	(1,633,473)
Balance at March 31, 2026	1,887,535	$18,875	$122,108,934	$(116,479,965)	$(587,056)	$5,060,788
Issuance of Common Stock and warrants in Private Placement, net of offering costs of $814,085	98,000	980	4,407,758	—	—	4,408,738
Exercise of warrants	1,950,349	19,503	1,503,739	—	—	1,523,242
Stock based compensation	—	—	125,114	—	—	125,114
Foreign exchange translation loss	—	—	—	—	(7,625)	(7,625)
Net loss	—	—	—	(3,027,733)	—	(3,027,733)
Balance at June 30, 2026	3,935,884	$39,358	$128,145,545	$(119,507,698)	$(594,681)	$8,082,524
Exercise of warrants	540,000	5,400	(5,346)	—	—	54
Stock based compensation	—	—	198,546	—	—	198,546
Foreign exchange translation loss	—	—	—	—	(4,602)	(4,602)
Net loss	—	—	—	(2,549,354)	—	(2,549,354)
Balance at September 30, 2026	4,475,884	$44,758	$128,338,745	$(122,057,052)	$(599,283)	$5,727,168

See the accompanying notes to the unaudited condensed consolidated financial statements.

	FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at January 1, 2025	56,501	$565	$108,261,264	$(106,074,505)	$(594,517)	$1,592,807
Issuance of Common Stock and Series A and B and prefunded warrants for cash, net of offering costs of $755,487	102,444	1,024	4,243,443	—	—	4,244,467
Issuance of common shares for vested RSAs	1,215	12	(12)	—	—	—
Issuance of common shares for exercise of warrants	38,528	385	74,659	—	—	75,044
Issuance of round up shares	7,283	73	(73)	—	—	—
Stock based compensation	—	—	193,848	—	—	193,848
Foreign exchange translation loss	—	—	—	—	(3,487)	(3,487)
Net loss	—	—	—	(2,184,966)	—	(2,184,966)
Balance at March 31, 2025	205,971	$2,059	$112,773,129	$(108,259,471)	$(598,004)	$3,917,713
Issuance of common shares for cash pursuant to ATM Agreement, net of offering costs of $179,714	46,197	462	555,042	—	—	555,504
Stock based compensation	—	—	206,260	—	—	206,260
Foreign exchange translation gain	—	—	—	—	24,473	24,473
Net loss	—	—	—	(2,519,181)	—	(2,519,181)
Balance at June 30, 2025	252,168	$2,521	$113,534,431	$(110,778,652)	$(573,531)	$2,184,769
Issuance of common shares for cash pursuant to ATM Agreement, net of offering costs of $37,365	64,045	641	1,080,654	—	—	1,081,295
Exercise of Series A and B Warrants for common shares, net of offering costs of $424,659	202,083	2,021	1,882,193	—	—	1,884,214
Deemed dividend on inducement of warrants of $1,513,449	—	—	—	—	—	—
Stock based compensation	—	—	186,981	—	—	186,981
Foreign exchange translation loss	—	—	—	—	(7,414)	(7,414)
Net loss	—	—	—	(1,873,669)	—	(1,873,669)
Balance at September 30, 2025	518,296	$5,183	$116,684,259	$(112,652,321)	$(580,945)	$3,456,176

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(7,210,560)	$(6,577,816)
Adjustments to reconcile net loss to cash used in operating activities
Change in fair value of warrant liability	—	(858)
Change in fair value of investment option liability	—	(1,707)
Loss on write-off of deferred offering costs	19,597	—
Stock based compensation	412,333	587,089
Amortization of intangibles	—	42,180
Depreciation expense	108,985	119,193
Other	—	(128,683)
Change in operating assets and liabilities:
Due to related parties	(94,875)	(232,891)
Prepaid expenses and other current assets	(415,847)	132,795
Accounts payable, accrued expenses and other current liabilities	(171,979)	(295,982)
Net cash used in operating activities	(7,352,346)	(6,356,680)

Cash Flows From Financing Activities:
Proceeds from sale of Common Stock and warrants, net of offering costs	5,552,765	4,244,467
Proceeds from Common Stock sold for cash pursuant to the ATM Agreement, net of offering costs	1,291,038	1,636,799
Payment of deferred offering costs	(47,947)	—
Proceeds from exercise of warrants	1,523,296	2,009,095
Net cash provided by financing activities	8,319,152	7,890,361

Effect of foreign exchange rate on changes on cash	(31,309)	(17,113)

Net increase in cash	935,497	1,516,568
Cash at beginning of period	4,677,491	2,241,026
Cash at end of period	$5,612,988	$3,757,594

Supplemental disclosure of cash flow transactions:
Cash paid for interest	$—	$—
Income taxes paid	$—	$3,000

Non-cash financing and investing activities:
Non-cash issuance of round-up shares	$—	$73
Non-cash issuance of RSA vested shares	$—	$12
Issuance of Placement Agent Warrants as offering costs	$286,000	$237,564
Offering costs accrued not paid	$—	$49,837
Deferred offering costs not paid	$4,394	$33,624
Deemed dividend on inducement of warrants	$—	$1,513,449

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

Going Concern, Liquidity and Other Uncertainties

The Company has incurred losses since inception resulting in an accumulated deficit of $122,057,052 as of September 30, 2026 and further losses are anticipated in the development of its business. Further, the Company has operating cash outflows of $7,352,346 for the nine months ended September 30, 2026. For the nine months ended September 30, 2026, the Company had a loss from operations of $7,224,699. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2026, the Company had cash of $5,612,988 and working capital of $5,603,555. Cash increased to $5,612,988 at September 30, 2026 from $4,677,491 at December 31, 2025, an increase of $935,497, or 20%, primarily as a result of proceeds received from the April 2026 private placement and warrant exercises, partially offset by cash used in operating activities. Management expects existing cash resources to fund operations only for a limited period and anticipates the need for additional capital to continue development activities and satisfy ongoing obligations. As a result, the Company’s current cash on hand is not sufficient enough to satisfy its operating cash needs for the 12 months from the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the unaudited condensed consolidated financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to the Company on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. Management’s opinion is that all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026.

The Company’s significant accounting policies and recent accounting standards are summarized in Note 2 of the Company’s consolidated financial statements for the year ended December 31, 2025. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2026.

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

Foreign Currency Translation

From inception through September 30, 2026, the reporting currency of the Company was the United States dollar while the functional currency of certain of the Company’s subsidiaries was the Canadian dollar or the Australian dollar. For the reporting periods ended September 30, 2026 and 2025, the Company engaged in a number of transactions denominated in Canadian dollars and Australian dollars. As a result, the Company is subject to exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the federal depository insurance coverage of $250,000 in the United States, AUD$250,000 in Australia and C$100,000 in Canada. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts. As of September 30, 2026 and December 31, 2025, the Company had greater than $250,000 at United States financial institutions, less than AUD$250,000 in an Australian financial institution, and less than C$100,000 at a Canadian financial institution.

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

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. The Company uses the two-class method to determine earnings per share only when the Company is in an income position. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). The computation of basic net loss per share for the three and nine months ended September 30, 2026 and 2025 excludes potentially dilutive securities. The computations of net loss per share for each period presented are the same for both basic and fully diluted. In accordance with ASC 260, 8,497 and 560 RSUs that were fully vested as of September 30, 2026 and 2025, respectively, were included in basic and dilutive earnings per share as there were no remaining contingencies for these shares to be issued as of September 30, 2026 and 2025.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 because the effect of their inclusion would have been anti-dilutive.

	For the Three and Nine Months Ended September 30,
	2026	2025
Warrants to purchase shares of Common Stock	5,853,318	505,887
Restricted stock units - vested and unissued	383	276
Restricted stock units - unvested	524,741	22,835
Restricted stock awards - unvested	92,590	—
Investment options to purchase shares of Common Stock	389	389
Options to purchase shares of Common Stock	37	129
Total potentially dilutive securities	6,471,458	529,516

Segment Reporting

The Company operates as one operating segment with a focus on developing novel neuroplastogenic small-molecule therapeutics for the treatment of depression, anxiety, and addiction disorders. The Company’s Chief Executive Officer (“CEO”) as the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a consolidated basis. Consolidated loss from operations, which is reported in the accompanying unaudited condensed consolidated statements of operations, is the measure of segment profit or loss that is regularly reviewed by the CODM. This enables the CEO to assess the overall level of available resources and determine how best to deploy these resources across research and development projects in line with the long-term company-wide strategic goals. Refer to the accompanying unaudited condensed consolidated statements of operations for the presentation of consolidated loss from operations for the three and nine months ended September 30, 2026 and 2025. The measure of segment assets is reported in the accompanying unaudited condensed consolidated balance sheets as “Total assets.” There are no significant segment expenses as the expenses that are included in consolidated loss from operations are general and administrative and research and development.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2026 and December 31, 2025, the prepaid expenses and other current assets of the Company consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance	$146,589	$77,179
Prepaid other	101,903	88,607
Deferred offering costs	—	43,247
Prepaid product development	364,054	45,244
Other receivables	15,000	—
Prepaid value-added taxes	7,223	4,939
Total prepaid expenses and other current assets	$634,769	$259,216

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets which are located in Calgary, Canada, with all amounts translated into U.S. dollars:

	September 30, 2026	December 31, 2025
Lab equipment	$779,973	$807,402
Computer equipment and leasehold improvements	26,454	27,384
Less: Accumulated depreciation	(758,805)	(675,552)
Property and equipment, net of accumulated depreciation	$47,622	$159,234

Depreciation expense was $34,919 and $40,369 for the three months ended September 30, 2026 and 2025, respectively and $108,985 and $119,193 for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 5. ACCRUED EXPENSES AND OTHER LIABILITIES

As of September 30, 2026 and December 31, 2025, the accrued expenses and other liabilities of the Company consisted of the following:

	September 30, 2026	December 31, 2025
Professional fees	$70,463	$130,247
Product development	84,257	12,681
Accrued franchise taxes	72,150	85,873
Other	5,098	8,704
Total accrued liabilities	$231,968	$237,505

NOTE 6. RELATED PARTY TRANSACTIONS

As of September 30, 2026 and December 31, 2025, the Company had current liabilities of $5,000 and $99,875, respectively, due to related parties. This balance is related to payments due to board members of the Company.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2026, the Company filed a prospectus supplement to increase the ATM Agreement’s capacity by an additional $1,346,000 under the Company’s existing shelf registration statement. On June 9, 2026, the Company filed an additional prospectus supplement to increase the ATM Agreement’s capacity by an additional $2,425,000. Under this agreement, for the nine months ended September 30, 2026, the Company issued 497,200 shares for net cash proceeds of $1,291,038. As of September 30, 2026, $2,425,000 remains available to sell.

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

In a concurrent private placement (the “Private Placement” and, together with the Registered Direct Offering, the “Offerings”), pursuant to the terms of the Purchase Agreement, the Company also agreed to issue and sell unregistered Series G warrants to purchase up to 328,802 shares of Common Stock (the “Series G Warrants”), and unregistered Series H warrants to purchase up to 328,802 shares of Common Stock (the “Series H Warrants”, and collectively with the Series G Warrants, the “Common Warrants”). The Common Warrants have an exercise price of $4.16 per share and are exercisable immediately. The Series G Warrants will expire five years following the effective date of the resale registration statement required to be filed in connection therewith (the “Resale Registration Statement”), and the Series H Warrants will expire 18 months following the effective date of the Resale Registration Statement.

The Placement Agent acted as the exclusive placement agent in connection with the Offerings. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the Offerings as well as a management fee equal to 1.0% of the aggregate gross proceeds of the Offerings. The Company also agreed to pay the Placement Agent up to $35,000 for accountable expenses including the Placement Agent’s legal fees and expenses, and $10,000 for a clearing agent fee. The Company also issued warrants to purchase up to 23,016 shares of Common Stock to the Placement Agent. The placement agent warrants have the same terms as the Series G Warrants, except the placement agent warrants have an exercise price of $5.5125 per share (125% of the offering price). The grant date fair value of these placement agent warrants was estimated to be $63,000 on January 28, 2026 and was charged to additional paid-in capital as issuance costs. The fair value of the placement agent warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.8%; (2) expected life in years of 5.00; (3) expected stock volatility of 116.0%; and (4) expected dividend yield of 0%). The Company also incurred legal and other offering-related fees of $305,990, which were similarly charged to additional paid-in capital.

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

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Placement Agent acted as the exclusive placement agent in connection with the April Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds of the Offerings as well as a management fee equal to 1.0% of the aggregate gross proceeds of the Offerings. The Company also issued warrants to purchase up to 155,556 shares of Common Stock to the Placement Agent. The placement agent warrants have the same terms as the Series I Warrants, except the placement agent warrants have an exercise price of $2.8125 per share (125% of the offering price). The grant date fair value of these placement agent warrants was estimated to be $223,000 on April 17, 2026 and was charged to additional paid-in capital as issuance costs. The fair value of the placement agent warrants was determined utilizing a Black-Scholes model considering all relevant assumptions current at the date of issuance (i.e., (1) risk-free interest rate of 3.9%; (2) expected life in years of 5.12; (3) expected stock volatility of 116.0%; and (4) expected dividend yield of 0%). The Company also incurred legal and other offering-related fees of $591,085, which were similarly charged to additional paid-in capital.

Exercise of Warrants

During the nine months ended September 30, 2026, 143,380 Series G Warrants were exercised for proceeds of $596,461; 222,746 Series H Warrants were exercised for proceeds of $926,623 and 2,124,223 Pre-Funded Warrants were exercised for proceeds of $212.

Stock Options

2020 Long-Term Incentive Plan, as amended (“Incentive Plan”)

The Company’s stock based compensation expense, recorded within general and administrative expense in the unaudited condensed consolidated statement of operations and comprehensive loss, related to stock options for the three months ended September 30, 2026 and 2025 was $0 and $414, respectively. The Company’s stock based compensation expense, recorded within general and administrative expense, related to stock options for the nine months ended September 30, 2026 and 2025 was $276 and $1,242, respectively. There is no unrecognized stock-based compensation related to stock option expense as of September 30, 2026.

Issuance of Restricted Stock Awards

During the nine months ended September 30, 2026 the Company issued 92,590 restricted stock awards with an aggregate fair value of $209,253. The awards are all unvested as of September 30, 2026. For the three months ended September 30, 2026 and 2025, the Company recorded $52,314 and $0, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards granted to Directors. For the nine months ended September 30, 2026 and 2025, the Company recorded $69,752 and $0, respectively, in stock-based compensation expense within general and administrative expense, related to restricted stock awards. As of September 30, 2026, there was $139,501 in unamortized stock-based compensation costs related to restricted stock awards which will be recognized over a weighted average period of 0.7 years.

Issuance of Restricted Stock Units

The Company’s activity in restricted stock units was as follows for the nine months ended September 30, 2026:

	Number of shares	Weighted average fair value
Non-vested at January 1, 2026	122,615	$9.30
Granted	409,457	2.26
Forfeited	—	—
Vested	(7,331)	32.41
Non-vested at September 30, 2026	524,741	$3.58

For the three months ended September 30, 2026 and 2025, the Company recorded $146,232 and $186,567, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. For the nine months ended September 30, 2026 and 2025, the Company recorded $342,305 and $585,847, respectively, in stock-based compensation expense related to restricted stock units, which is a component of both general and administrative and research and development expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, the Company had unamortized stock-based compensation costs related to restricted stock units of $1,595,682 which will be recognized over a weighted average period of 3.00 years. As of September 30, 2026, 8,880 restricted stock units are vested without shares of Common Stock being issued, with all of these shares due as of September 30, 2026.

ENVERIC BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s recognition of stock-based compensation for restricted stock units for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense for RSUs:
General and administrative	$123,694	$96,716	$286,461	$291,776
Research and development	22,538	89,851	55,844	294,071
Total	$146,232	$186,567	$342,305	$585,847

Warrants

The following table summarizes information about shares issuable under warrants outstanding at September 30, 2026:

	Warrant shares outstanding	Weighted average exercise price	Weighted average remaining life
Outstanding at January 1, 2026	962,124	$37.81	3.2
Issued	7,404,845	1.65	—
Exercised	(2,490,349)	0.61	—
Forfeited	(23,302)	771.80	—
Outstanding at September 30, 2026	5,853,318	$4.98	2.9

Exercisable at September 30, 2026	5,853,318	$4.98	2.9

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

The Company has not earned any revenue related to this agreement as of September 30, 2026.

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

During the three and nine months ended September 30, 2026, the Company received $15,000 from MycoMedica as a licensing fee, which is recorded as other income in the unaudited consolidated condensed statements of operations.

On February 3, 2025, Akos entered into two licensing agreements with Restoration Biologics LLC (“Restoration Biologics”), a biotechnology company focused on the treatment of joint disease. The companies have executed two licenses for Akos’ cannabinoid-COX-2 conjugate compounds, for pharmaceutical and potential non-pharmaceutical applications.

The Company has not earned any revenue related to these agreements as of September 30, 2026.

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

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would” or the negative of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, but are not limited to, future financial and operating results, the company’s plans, objectives, expectations and intentions and other statements that are not historical facts. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations. Specific forward-looking statements in this quarterly report include statements, among others, regarding:

●	our belief that EB-003 is the first known compound to selectively engage both 5-HT2A and 5-HT1B receptors with the potential to deliver fast-acting, durable antidepressant and anxiolytic effects with outpatient convenience;

●	our intention to broaden our pipeline with additional non-hallucinogenic molecules with the unveiling of the EVM401 Series;

●	our belief that the EVM401 Series will strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options;

●	our intention to pursue the EVM401 Series, but primarily focus on developing our lead asset EB-003 in the EVM301 Series;

●	our belief that factors exist that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements;

●	management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending;

●	our belief that adequate additional financing may not be available to the Company on acceptable terms, or at all;

●	our belief that should the Company be unable to raise sufficient additional capital, the Company may be required to undertake further cost-cutting measures including delaying or discontinuing certain operating activities;

●	our exposure from changes in the exchange rates of the Canadian dollar and Australian dollar against the United States dollar;

●	our belief that the outcome of such legal proceedings that the Company may periodically be engaged in the normal course of business will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows;

●	our ability to continue as a going concern;

●	our belief that our lead program, the EVM301 Series, and its lead drug candidate, EB-003, are intended to offer a first-in-class, new approach to the treatment of difficult-to-address mental health disorders, mediated by the promotion of neuroplasticity and without also inducing hallucinations in the patient;

●	the advancement of EB-003 through preclinical studies and aim of initiating the first-in-human studies to asses safety and tolerability including non-hallucinogenic properties, and the potential use of qEEG as a pharmacodynamic biomarker in such studies, followed by clinical trial targeting the treatment of depression or other neuropsychiatric disorders;

●	our intention to assemble a team of clinical experts and principal investigators with experience across multiple mental health and central nervous system indications to be responsible for the management, monitoring, and integrity of the clinical research;

●	our plan to submit filings including Investigational New Drug (“IND”) applications and, eventually, new drug applications (NDAs) to seek approval with the U.S. Food and Drug Administration (FDA) and with responsible regulatory agencies in other jurisdictions, in connection with our product candidates;

●	our intention to broaden the pipeline with non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options through the unveiling of our EVM401 Series;

●	our belief that our continued development of the Psybrary™ will help us identify and develop the right drug candidates needed to address mental health challenges, including depression, anxiety, and addiction disorders; and

●	our success at managing the risks involved in the foregoing.

Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including, but not limited to, our ability to: finalize and submit the IND filing to the U.S. Food and Drug Administration; carry out successful clinical programs; achieve the value creation contemplated by technical developments; avoid delays in planned clinical trials; establish that potential products are efficacious or safe in preclinical or clinical trials; establish or maintain collaborations for the development of therapeutic candidates; obtain appropriate or necessary governmental approvals to market potential products; obtain future funding for product development and working capital on commercially reasonable terms; scale-up manufacture of product candidates; respond to changes in the size and nature of competitors; hire and retain key executives and scientists; secure and enforce legal rights related to Enveric’s products, including patent protection; identify and pursue alternative routes to capture value from its research and development pipeline assets; continue as a going concern; and manage its future growth effectively.

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

We unveiled the EVM401 Series on February 25, 2025, which is intended to broaden its pipeline with additional non-hallucinogenic molecules and strengthen our ability to target addiction and neuropsychiatric disorders for patients with limited options. In September 2026, we received a Notice of Allowance from the USPTO for a patent application covering certain novel compounds within the EVM401 Series, representing the third U.S. patent allowance within the series. While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series.

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

While we intend to pursue development of the EVM401 Series, our primary focus is to develop our lead asset EB-003 in the EVM301 Series. During the third quarter of 2026, we continued to advance IND-enabling activities for EB-003. In August 2026, we reported results from a preclinical GloSensor™ cAMP assay that provided additional evidence supporting the potential non-hallucinogenic profile of EB-003. In October 2026, we reported positive results from completed IND-enabling in vitro ADMET studies, which demonstrated favorable properties relating to absorption, biodistribution, metabolic stability, systemic exposure and potential drug-drug interactions. In November 2026, we reported results from a preclinical quantitative electroencephalography (“qEEG”) study of EB-003 in mice, which demonstrated modulation of brain activity in prefrontal and parietal regions of the cortex, providing functional evidence of central nervous system penetration and a neurophysiological profile differentiated from dimethyltryptamine (“DMT”). We believe these activities represent important steps in advancing EB-003 toward planned first-in-human clinical studies.

The development status of the product is shown in the table below:

Product Candidates	Targeted Indications	Status	Expected Next Steps
EB-003	Mental health indication	Preclinical Development	IND Filing
Psychedelic-inspired drug candidate

Results of Operations

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026	2025
Operating expenses
General and administrative	$1,174,280	$1,431,157
Research and development	1,354,889	402,417
Depreciation and amortization	34,919	40,369
Total operating expenses	2,564,088	1,873,943

Loss from operations	(2,564,088)	(1,873,943)

Other income (expense)
Other income	15,000	—
Interest (expense) income, net	(266)	274
Total other income	14,734	274

Net loss before income taxes	(2,549,354)	(1,873,669)

Income tax expense	—	—

Net loss	$(2,549,354)	$(1,873,669)

General and Administrative Expenses

Our general and administrative expenses decreased to $1,174,280 for the three months ended September 30, 2026 from $1,431,157 for the three months ended September 30, 2025, a decrease of $256,877, or 18%. This change was primarily driven by decreases in marketing fees of $162,167, legal fees of $96,508, and Delaware franchise taxes of $71,086, offset by increases in stock-based compensation of $78,879, and travel expenses of $16,062.

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2026 were $1,354,889 as compared to $402,417 for the three months ended September 30, 2025, for an increase of $952,472, or approximately 237%. This change was primarily driven by increases in consulting fees of $667,420, research costs of $163,605, and product development costs of $155,646, offset by decreases in salaries and wages of $60,869.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2026 was $34,919 as compared to $40,369 for the three months ended September 30, 2025, a decrease of $5,450, or approximately 14%, due to full depreciation of certain fixed assets during 2026.

The following table sets forth information comparing the components of net loss for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Operating expenses
General and administrative	$4,059,719	$4,010,313
Research and development	3,055,995	2,408,839
Depreciation and amortization	108,985	161,373
Total operating expenses	7,224,699	6,580,525

Loss from operations	(7,224,699)	(6,580,525)

Other income (expense)
Other income	15,000	2,565
Interest (expense) income, net	(861)	144
Total other income	14,139	2,709

Net loss before income taxes	(7,210,560)	(6,577,816)

Income tax expense	—	—

Net loss	$(7,210,560)	$(6,577,816)

General and Administrative Expenses

Our general and administrative expenses increased to $4,059,719 for the nine months ended September 30, 2026 from $4,010,313 for the nine months ended September 30, 2025, an increase of $49,406, or 1%. This change was primarily driven by increases in salaries and wages of $431,835, offset by decreases in marketing fees of $127,361, investor relations of $117,829, legal fees of $113,986 and consulting fees of $45,269.

Research and Development Expenses

Our research and development expense for the nine months ended September 30, 2026 was $3,055,995 as compared to $2,408,839 for the nine months ended September 30, 2025, an increase of $647,156, or approximately 27%. This increase was primarily driven by an increase in consulting fees of $414,172, research costs of $125,270, and product development costs of $188,267 offset by a decrease in salaries and wages of $56,863 and contract research organization fees of $37,334.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2026 was $108,985 as compared to $161,373 for the nine months ended September 30, 2025, for a decrease of $52,388, or approximately 32%, primarily related to full amortization of our intangible assets in the first quarter of 2025.

Going Concern, Liquidity and Capital Resources

The Company has incurred losses since inception resulting in an accumulated deficit of $122,057,052 as of September 30, 2026 and further losses are anticipated in the development of its business. For the nine months ended September 30, 2026, the Company had a loss from operations of $7,224,699. Further, the Company had operating cash outflows of $7,352,346 for the nine months ended September 30, 2026. Since inception, being a research and development company, the Company has not yet generated revenue and the Company has incurred continuing losses from its operations. The Company’s operations have been funded principally through the issuance of equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these unaudited condensed consolidated financial statements.

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyzes its cash and its ability to generate sufficient cash flow in the future to support its operating and capital expenditure commitments. At September 30, 2026, the Company had cash of $5,612,988 and working capital of $5,603,555. Cash increased to $5,612,988 at September 30, 2026 from $4,677,491 at December 31, 2025, an increase of $935,497, or 20%, primarily as a result of proceeds received from the April 2026 private placement and warrant exercises, partially offset by cash used in operating activities. Management expects existing cash resources to fund operations only for a limited period and anticipates the need for additional capital to continue development activities and satisfy ongoing obligations. As a result, the Company’s current cash on hand is insufficient to satisfy its operating cash needs for the 12 months following the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include raising additional working capital through public or private equity or debt financings or other sources, and may include additional collaborations with third parties as well as disciplined cash spending. Adequate additional financing may not be available to us on acceptable terms, or at all. Should the Company be unable to raise sufficient additional capital, the Company may be required to undertake cost-cutting measures including delaying or discontinuing certain operating activities.

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

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

The following table sets forth a summary of cash flows for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(7,352,346)	$(6,356,680)
Net cash provided by financing activities	8,319,152	7,890,361
Effect of foreign exchange rate on changes on cash	(31,309)	(17,113)
Net increase in cash	$935,497	$1,516,568

Operating Activities

Net cash used in operating activities was $7,352,346 during the nine months ended September 30, 2026, which consisted primarily of a net loss adjusted for non-cash items of $6,669,645, an increase in prepaid expenses and other current assets of $415,847, a decrease in related party payable of $94,875 and a decrease in accounts payable and accrued liabilities of $171,979.

Net cash used in operating activities was $6,356,680 during the nine months ended September 30, 2025, which consisted primarily of a net loss adjusted for non-cash items of $5,960,602, a decrease in prepaid expenses and other current assets of $132,795, a decrease in due to related parties of $232,891, and a decrease in accounts payable and accrued liabilities of $295,982.

Financing Activities

Net cash provided by financing activities was $8,319,152 during the nine months ended September 30, 2026, which consisted of $5,552,765 in net proceeds from the sale of Common Stock and warrants, $1,523,296 of proceeds from warrant exercises, and $1,291,038 in net proceeds from the sale of Common Stock pursuant to the ATM Agreement, offset slightly by $47,947 in payments of deferred offering costs.

Net cash provided by financing activities was $7,890,361 during the nine months ended September 30, 2025, which consisted of $4,244,467 in net proceeds from the sale of Common Stock, net of offering costs, $2,009,095 in proceeds from the exercise of warrants, and $1,636,799 in proceeds from Common Stock sold under the ATM Agreement, net of offering costs.

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

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer and principal accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, and in light of the material weaknesses found in our internal controls over financial reporting as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) were not effective as of September 30, 2026. These material weaknesses include the following:

●	We were unable to document, formalize, implement and revise where necessary controls, policies and procedure documentation to evidence a system of controls, inclusive of IT controls, including testing of such controls that is consistent with our current personnel and available resources;
●	We failed to document, maintain and test effective control activities over our control environment, risk assessment, information technology and monitoring components;
●	We had insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance, accounting, and financial reporting functions, including, without limitation, the processing, review and authorization of all routine and non-routine transactions, due to limited personnel and resources.

Management’s Remediation Plan

As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, management had concluded that our internal control over financial reporting was not effective as of December 31, 2025. See Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of our remediation plan.

Changes in Internal Control over Financial Reporting

Other than the changes being undertaken as part of the Company’s remediation plan, there have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

We may periodically be involved in legal proceedings, legal actions and claims arising in the ordinary course of business. In the opinion of management, we do not have any pending litigation that, separately or in the aggregate, have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 27, 2026, as well as the risks and uncertainties described in the Company’s subsequently filed Quarterly Reports on Form 10-Q and other filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report and subsequently filed Quarterly Reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer*
31.2	Certification pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 of Principal Financial and Accounting Officer*
32	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 of Principal Executive Officer, Principal Financial and Accounting Officer**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2026.

Enveric Biosciences, Inc.

By:	/s/ Joseph Tucker
Name:	Joseph Tucker, Ph.D.
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kevin Coveney
Name:	Kevin Coveney
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

